Form 10-Q
period 1996-06-30
ROCK TENN CO
filed 1996-08-14
CIK 230498

- ------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

                        Commission File Number  0-23340


                               ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)



              Georgia                                   62-0342590
      -------------------------------              ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification Number)


      504 Thrasher Street, Norcross, Georgia             30071
      ----------------------------------------  -------------------------
      (Address of principal executive offices)         (Zip Code)



       Registrant's telephone number, including area code (770) 448-2193


                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X      No
                                             ---        ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                    Class                    Outstanding as of August 12, 1996
     -----------------------------------     ---------------------------------
     Class A Common Stock, .01 par value               19,270,812
     Class B Common Stock, .01 par value               10,865,215




- -------------------------------------------------------------------------------

                               ROCK-TENN COMPANY


                                     INDEX



                                                                                 Page No.
                                                                                 -------
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income for the three months and
            nine months ended June 30, 1996 and 1995                                 1

          Condensed Consolidated Balance Sheets at June 30, 1996 and
            September 30, 1995                                                       2

          Condensed Consolidated Statements of Cash Flows for the nine months
            ended June 30, 1996 and 1995                                             3

          Notes to Condensed Consolidated Financial Statements                       4

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                6

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                          12

          Index to Exhibits                                                         14

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)




                               ROCK-TENN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              Three Months Ended      Nine Months Ended
                                               June 30,   June 30,    June 30,   June 30,
                                                  1996       1995      1996       1995
- ---------------------------------------------------------------------------------------
Net sales                                     $216,211   $243,828   $652,050   $660,611

Cost of goods sold                             153,648    186,872    471,141    500,130
                                              --------   --------   --------   --------

Gross profit                                    62,563     56,956    180,909    160,481

Selling, general and administrative expenses    38,438     36,840    112,804    103,472
                                              --------   --------   --------   --------

Income from operations                          24,125     20,116     68,105     57,009

Interest income                                    360         41        832        166

Interest expense                                (2,670)    (2,342)    (8,328)    (5,295)
                                              --------   --------   --------   --------

Income before income taxes                      21,815     17,815     60,609     51,880

Provision for income taxes                       8,290      6,948     23,032     20,234
                                              --------   --------   --------   --------

Net income                                    $ 13,525   $ 10,867   $ 37,577   $ 31,646
                                              ========   ========   ========   ========

Earnings per common and common
  equivalent share                            $    .44   $    .35   $   1.22   $   1.02
                                              ========   ========   ========   ========

Cash dividends per common share               $   .075   $   .075   $   .225   $   .225
                                              ========   ========   ========   ========




                             See accompanying notes

                               ROCK-TENN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            June 30,    September 30,
                                                                              1996           1995
- ----------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                   $ 46,820      $  21,532
 Accounts receivable (net of allowance for
   doubtful accounts of $3,398 and $2,144)                                     73,805         88,196
 Inventories                                                                   60,728         63,608
 Other current assets                                                           2,167          6,979
                                                                             --------      ---------
     TOTAL CURRENT ASSETS                                                     183,520        180,315

Property, plant and equipment at cost:
 Land and buildings                                                           109,692        101,850
 Machinery and equipment                                                      467,023        432,994
 Leasehold improvements                                                         3,471          3,063
 Transportation equipment                                                      11,711         10,193
                                                                             --------      ---------
                                                                              591,897        548,100
 Less accumulated depreciation and amortization                              (264,010)      (238,024)
                                                                             --------      ---------
 Net property, plant and equipment                                            327,887        310,076
Goodwill                                                                       49,291         51,265
Other assets                                                                   10,690         13,598
                                                                             --------      ---------
                                                                             $571,388      $ 555,254
                                                                             ========      =========
- ----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $ 26,384      $  29,888
  Income taxes payable                                                            226            ---
  Accrued compensation and benefits                                            23,328         23,071
  Current maturities of long-term debt                                          6,746         17,842
  Other current liabilities                                                    11,472          9,793
                                                                             --------      ---------
      TOTAL CURRENT LIABILITIES                                                68,156         80,594

Long-term debt due after one year                                             140,107        144,245
Deferred income taxes                                                          20,835         18,032
Other liabilities                                                               3,492          4,485
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; 50,000,000 shares authorized; no
    shares outstanding at June 30, 1996 and September 30, 1995                    ---            ---
  Class A common stock, $.01 par value; 175,000,000 shares authorized,
    19,391,564 outstanding at June 30, 1996 and 18,581,791
    outstanding at September 30, 1995; Class B common stock, $.01 par value; 60,000,000 shares authorized; 10,865,615 outstanding
    at June 30, 1996 and 11,538,470 outstanding at September 30, 1995             303            301

  Capital in excess of par value                                               50,466         48,682
  Retained earnings                                                           290,744        260,252
  Other                                                                        (2,715)        (1,337)
                                                                             --------      ---------
      TOTAL SHAREHOLDERS' EQUITY                                              338,798        307,898
                                                                             --------      ---------
                                                                             $571,388      $ 555,254
                                                                             ========      =========


                             See accompanying notes

                               ROCK-TENN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                Nine Months Ended
                                                                                 June 30,   June 30,
                                                                                  1996       1995
- ---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                    $ 37,577  $  31,646
  Items in income not affecting cash:
    Depreciation and amortization                                                 35,737     31,118
    Deferred income taxes                                                          2,823      4,191
    Gain on sale of building and equipment                                          (717)      (121)

  Change in operating assets and liabilities (excluding acquisitions):
    Accounts receivable                                                           14,273     (5,694)
    Inventories                                                                    2,760    (12,892)
    Other assets                                                                   6,013     (2,792)
    Accounts payable                                                              (3,409)     1,780
    Accrued liabilities                                                              345     (5,378)
    Income taxes payable                                                             228        657
                                                                                --------  ---------
    CASH PROVIDED BY OPERATING ACTIVITIES                                         95,630     42,515

FINANCING ACTIVITIES:
  Net additions to revolving credit facilities                                       ---     94,000
  Additions to long-term debt                                                      1,500      2,622
  Repayments of long-term debt                                                   (16,746)   (15,420)
  Sales of common stock                                                            1,818      1,208
  Purchases of common stock                                                         (323)    (7,765)
  Cash dividends paid                                                             (6,795)    (6,819)
  Other                                                                             (270)       ---
                                                                                --------  ---------

  CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                               (20,816)    67,826

INVESTING ACTIVITIES:
  Cash paid for purchase of businesses                                               ---    (61,651)
  Capital expenditures                                                           (52,274)   (55,434)
  Proceeds from sale of building, equipment and other                              1,745      1,482
  Cash paid for intangibles                                                         (331)    (1,997)
  Decrease (increase) in unexpended industrial revenue bond proceeds               1,363       (945)
  Other                                                                              ---         28
                                                                                --------  ---------
  CASH USED FOR INVESTING ACTIVITIES                                             (49,497)  (118,517)

Effect of exchange rate changes on cash                                              (29)       (10)

Increase (decrease) in cash and cash equivalents                                  25,288    (8,186)
Cash and cash equivalents at beginning of period                                  21,532     15,227
                                                                                --------  ---------
Cash and cash equivalents at end of period                                      $ 46,820  $   7,041
                                                                                ========  =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                $ 16,306  $  17,503
    Interest                                                                       6,807      5,220

Supplemental disclosure of noncash investing and financing activities:
  Liabilities assumed and note issued in connection
    with acquisitions                                                                ---     24,731


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1995 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended June 30, 1996 and 1995, the Company's financial position at June 30, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended June 30, 1996 and 1995.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

The results for the nine months ended June 30, 1996 are not necessarily indicative of results that may be expected for the full year.

NOTE 2.  INVENTORIES

Substantially all U.S. inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. An actual valuation of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO estimates must necessarily be based on management's projection of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Inventories at June 30, 1996 and September 30, 1995 were as follows (in thousands):


                                                      June 30,  September 30,
                                                         1996           1995
                                                   -----------  -------------
                                                      (Unaudited)
   Finished goods and work in process                 $ 48,602     $  49,926
   Raw materials                                        29,013        34,104
   Supplies                                              5,545         6,122
                                                      --------     ---------
   Inventories at first-in, first-out (FIFO) cost       83,160        90,152
   LIFO reserve                                        (22,432)      (26,544)
                                                      --------     ---------
   Net inventories                                    $ 60,728     $  63,608
                                                      ========     =========


NOTE 3.  FACILITY CLOSURES AND CONSOLIDATION

On June 24, 1996, the Company announced several components of a facility closure and consolidation plan. This plan was developed to reduce the operating losses historically incurred at the Company's Lynchburg converting facility and is intended to optimize the utilization of certain other Company assets.

As part of this plan, in the fourth quarter of fiscal 1996 the Company will close its laminated recycled paperboard book cover panels operation in Lynchburg, Virginia and relocate that operation to other manufacturing facilities. A recycled paperboard mill and a second converting operation will remain in Lynchburg. The Company's Vineland, New Jersey recycled paperboard partition plant will cease production of partitions and will be equipped to manufacture book cover panels and other laminated recycled paperboard products during the fourth quarter of fiscal 1996. A recently purchased facility in Hartwell, Georgia will absorb some of the Vineland and most of the Macon, Georgia partition production. The Macon facility was closed in May of this year.

In connection with these closures and consolidation, the Company incurred non-recurring expenses of approximately $1,300,000 ($.03 per share) consisting primarily of employee severance, asset impairment and lease termination costs. The Company expects to incur additional non-recurring expenses of approximately $2,500,000 ($.05 per share) during the Company's fourth quarter, which will consist primarily of equipment and inventory relocation costs and employee relocation and training costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements." All such non-recurring expenses have been or will be, as the case may be, charged against income from operations. The Company expects that the employment of an immaterial number of employees will be terminated in connection with these closures and consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and the Company's audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995 which have been filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K.

SEGMENT INFORMATION

The Company operates in two industry segments: paperboard and converted products. The Company conducts its paperboard operations through three divisions: the Mill Division, the Paperboard Products Division and the Recycled Fiber Division. The Company conducts its converted products operations through five divisions: the Folding Carton Division, the Paperboard Products Division, the Partition Division, the Corrugated Division and the Plastic Packaging Division.

                               ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


=============================================================================================
                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       June 30,    June 30,         June 30,        June 30,
                                          1996       1995              1996           1995
- ---------------------------------------------------------------------------------------------
NET SALES:

Converted Products                     $193,667    $201,010        $ 580,103       $552,331
Paperboard                               69,858      88,292          214,717        245,010
Intersegment Eliminations               (47,314)    (45,474)        (142,770)      (136,730)
- ---------------------------------------------------------------------------------------------
TOTAL                                  $216,211    $243,828        $ 652,050       $660,611
- ---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products                     $  9,620     $10,545        $  23,888       $ 24,413
Paperboard                               16,328      11,194           49,664         37,501
Corporate Expense                        (1,823)     (1,623)          (5,447)        (4,905)
Interest Expense                         (2,670)     (2,342)          (8,328)        (5,295)
Interest Income                             360          41              832            166
- ---------------------------------------------------------------------------------------------
TOTAL                                  $ 21,815    $ 17,815        $  60,609       $ 51,880
=============================================================================================
Paperboard shipped (in tons)            161,540     178,089          464,671        538,031
=============================================================================================

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers). Net sales for the quarter ended June 30, 1996 decreased 11.3% to $216.2 million from $243.8 million for the quarter ended June 30, 1995. Net sales decreased for the quarter ended June 30, 1996 as a result of reduced customer demand and reduced selling prices. Net sales for the nine months ended June 30, 1996 decreased 1.3% to $652.1 million from $660.6 million for the nine months ended June 30, 1995. This decrease resulted from reduced customer demand and reduced selling prices, which were offset partially by sales increases resulting from the acquisitions of Olympic Packaging, Inc. ("Olympic") and Alliance Display and Packaging ("Alliance") during January 1995.

Net Sales (Aggregate) - Paperboard Segment. Net sales before intersegment eliminations for the quarter ended June 30, 1996 decreased 20.8% to $69.9 million from $88.3 million for the quarter ended June 30, 1995. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 1996 decreased 12.4% to $214.7 million from $245.0 million for the nine months ended June 30, 1995. The decrease for the quarter ended June 30, 1996 resulted from a 9.3% decrease in tons shipped and an 8.9% decrease in average selling prices. The decrease for the nine months ended June 30, 1996 resulted from a 13.6% decrease in tons shipped, which was partially offset by a 4.5% increase in average selling prices. The decrease in tons shipped during both the quarter and nine months ended June 30, 1996 was primarily the result of (i) a reduction by several outside customers of their purchases of paperboard manufactured by the Company as they increased consumption of internally manufactured paperboard and (ii) reduced customer demand. The decrease in average selling prices for the quarter ended June 30, 1996 was the result of declines in both clay coated and uncoated paperboard prices. The increase in average selling prices for the nine months ended June 30, 1996 was the result of price increases implemented during fiscal 1995 to offset increased raw material costs. Recent declines in both clay coated and uncoated paperboard prices limited the impact of these fiscal 1995 selling price increases for the quarter ended June 30, 1996.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended June 30, 1996 decreased 3.6% to $193.7 million from $201.0 million for the quarter ended June 30, 1995. Net sales of converted products before intersegment eliminations for the nine months ended June 30, 1996 increased 5.0% to $580.1 million from $552.3 million for the nine months ended June 30, 1995. The decrease for the quarter ended June 30, 1996 was primarily the result of reductions in volumes. The increase for the nine months ended June 30, 1996 was primarily the result of the acquisitions of Alliance and Olympic during January 1995, which was partially offset by reduced customer demand at other facilities.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 1996 decreased 17.8% to $153.6 million from $186.9 million for the quarter ended June 30, 1995. Cost of goods sold for the nine months ended June 30, 1996 decreased 5.8% to $471.1 million from $500.1 million for the nine months ended June 30, 1995. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 1996 decreased to 71.0% from 76.7% for the quarter ended June 30, 1995. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 1996 decreased to 72.2% from 75.7% for the nine months ended June 30, 1995. During fiscal 1995, the Company implemented price increases that were intended to recover increased costs of recovered paper, the Company's primary raw material. In general, these price increases were implemented subsequent to the cost increases, resulting in an increase in cost of goods sold as a percentage of net sales during fiscal 1995. During the quarter and nine months ended June 30, 1996, the cost of recovered paper decreased, resulting in a reduction of cost of goods sold as a percentage of net sales. Manufacturing costs, other than raw material costs, as a percentage of net sales did not change significantly from the prior year for the quarter and nine months ended June 30, 1996.

Substantially all U.S. inventories of the Company are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which management believes generally results in a better matching of current costs and revenues than under the first-in, first-out
(FIFO) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. The Company's quarterly results of operations reflect LIFO estimates based on management's projection of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $1.6 million lower and $1.7 million higher than it would have been under the FIFO method in the quarter ended June 30, 1996 and 1995, respectively. Cost of goods sold determined under the LIFO method was $4.1 million lower and $5.7 million higher than it would have been under the FIFO method for the nine months ended June 30, 1996 and 1995, respectively. Net income was $1.0 million higher and $1.0 million lower than it would have been under the FIFO method in the quarter ended June 30, 1996 and 1995, respectively. Net income was $2.5 million higher and $3.5 million lower than it would have been under the FIFO method for the nine months ended June 30, 1996 and 1995, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended June 30, 1996 increased 9.8% to $62.6 million from $57.0 million for the quarter ended June 30, 1995. Gross profit for the nine months ended June 30, 1996 increased 12.7% to $180.9 million from $160.5 million for the nine months ended June 30, 1995. Gross profit as a percentage of net sales increased to 29.0% for the quarter ended June 30, 1996 from 23.4% for the quarter ended June 30, 1995. Gross profit as a percentage of net sales increased to 27.7% for the nine months ended June 30, 1996 from 24.3% for the nine months ended June 30, 1995. The increases in gross profit as a percentage of net sales for the quarter ended and the nine months ended June 30, 1996 were primarily the result of the decreased cost of recovered paper, the Company's primary raw material, and increased manufacturing efficiencies in the Company's laminated paperboard products converting division and at the Company's Missisquoi, Vermont mill, which were partially offset by the impact of reduced volumes in several divisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1996 increased 4.3% to $38.4 million from $36.8 million for the quarter ended June 30, 1995. Selling, general and administrative expenses for the nine months ended June 30, 1996 increased 9.0% to $112.8 million from $103.5 million for the nine months ended June 30, 1995. Selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 1996 increased to 17.8% from 15.1% for the quarter ended June 30, 1995. Selling, general and administrative expenses as a percentage of net sales for the nine months ended June 30, 1996 increased to 17.3% from 15.7% for the nine months ended June 30, 1995. These increases in selling, general and administrative expenses as a percentage of net sales resulted from increases in salary and benefit costs together with the decreases in net sales for the quarter and nine months ended June 30, 1996.

Segment Operating Income.

Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended June 30, 1996 increased 45.5% to $16.3 million from $11.2 million for the quarter ended June 30, 1995. Operating income attributable to the paperboard segment for the nine months ended June 30, 1996 increased 32.5% to $49.7 million from $37.5 million for the nine months ended June 30, 1995. Operating margin for the quarter ended June 30, 1996 was 23.3% compared to 12.7% for the quarter ended June 30, 1995.
Operating margin for the nine months ended June 30, 1996 was 23.1% compared to 15.3% for the nine months ended June 30, 1995. This increase in operating income and margin during both periods was the result of decreases in the cost of recovered paper, the primary raw material utilized in this segment, which were partially offset by decreases in tons of paperboard shipped. The Company's weighted average cost per ton of recovered paper during the quarter ended June 30, 1996 was $43.11 compared to $171.35 during the quarter ended June 30, 1995. The Company's weighted average cost per ton of recovered paper during the nine months ended June 30, 1996 was $53.67 compared to $128.37 during the nine months ended June 30, 1995. Tons of paperboard shipped decreased to 161,540 for the quarter ended June 30, 1996 from 178,089 for the quarter ended June 30, 1995. Tons of paperboard shipped decreased to 464,671 for the nine months ended June 30, 1996 from 538,031 for the nine months ended June 30, 1995.

Operating Income - Converted Products Segment. Operating income attributable to the converted products segment for the quarter ended June 30, 1996 decreased 8.6% to $9.6 million from $10.5 million for the quarter ended June 30, 1995. Operating income attributable to the converted products segment for the nine months ended June 30, 1996 decreased 2.0% to $23.9 million from $24.4 million for the nine months ended June 30, 1995. Operating margin for the quarter ended June 30, 1996 was 5.0% compared to 5.2 % for the quarter ended June 30, 1995. Operating margin for the nine months ended June 30, 1996 was 4.1% compared to 4.4% for the nine months ended June 30, 1995. The decreases in operating income and operating margin for the quarter and nine months ended June 30, 1996 were primarily the result of (i) reduced customer demand for converted products, (ii) non-recurring severance and other expenses of $1.3 million related to a facility closure and consolidation plan that involves the closing of the Company's laminated recycled paperboard book cover panels operation in Lynchburg, Virginia and its relocation to other Rock-Tenn manufacturing facilities, the conversion of the Company's Vineland, New Jersey recycled paperboard partition plant to a manufacturer of book cover panels and other recycled paperboard products, the closing of the Macon, Georgia partition plant and the start-up of a recently purchased partition plant in Hartwell, Georgia to absorb some of the Vineland and most of the Macon, Georgia partition production, and (iii) operating losses incurred at the Olympic and Alliance facilities all of which were offset somewhat by (x) price increases implemented after the quarter ended June 30, 1995 primarily to recover increased costs of paperboard and (y) improvements in productivity and efficiency in the production of laminated paperboard products as a result of further implementation of equipment with new technology.

In connection with the recent facility closure and consolidation plan which has been previously announced and reported in a filing with the Securities and Exchange Commission on a Current Report on Form 8-K dated June 24, 1996, the Company expects to incur non-recurring severance and other expenses during its fourth quarter of fiscal 1996 of approximately $2.5 million or $0.05 per share. Management believes these measures will result in approximately $2.5 to $3.0 million in annual cost savings commencing in fiscal 1997. See "- Forward-Looking Statements."

Interest Expense. Interest expense for the quarter ended June 30, 1996 increased to $2.7 million from $2.3 million for the quarter ended June 30, 1995. Interest expense for the nine months ended June 30, 1996 increased to $8.3 million from $5.3 million for the nine months ended June 30, 1995. The increase in interest expense for the quarter ended June 30, 1996 is primarily due to an increase in the Company's average borrowing rate. Interest expense for the nine months ended June 30, 1996 increased primarily as a result of increased borrowings. In August of 1995, the Company issued $100.0 million of aggregate principal amount of 7.25% notes due August 1, 2005, the net proceeds of which were used to repay outstanding indebtedness incurred under the Company's revolving credit facilities primarily to finance the Olympic and Alliance acquisitions.

Provision for Income Taxes. Provision for income taxes increased to $8.3 million for the quarter ended June 30, 1996 from $6.9 million for the quarter ended June 30, 1995. Provision for income taxes increased to $23.0 million for the nine months ended June 30, 1996 from $20.2 million for the nine months ended June 30, 1995. The Company's effective tax rate decreased to 38.0% for the nine months ended June 30, 1996 compared to 39.0% for the nine months ended June 30, 1995. This decrease in the effective rate is primarily due to a lower projected tax rate.

Net Income and Earnings Per Common and Common Equivalent Share. Net income for the quarter ended June 30, 1996 increased 23.9% to $13.5 million from $10.9 million for the quarter ended June 30, 1995. Net income for the nine months ended June 30, 1996 increased 19.0% to $37.6 million from $31.6 million for the nine months ended June 30, 1995. Net income as a percentage of net sales increased to 6.2% for the quarter ended June 30, 1996 from 4.5% for the quarter ended June 30, 1995. Net income as a percentage of net sales increased to 5.8% for the nine months ended June 30, 1996 from 4.8% for the nine months ended June 30, 1995. Earnings per common and common equivalent share for the quarter ended June 30, 1996 increased 25.7% to $.44 from $.35 for the quarter ended June 30, 1995. Earnings per common and common equivalent share for the nine months ended June 30, 1996 increased 19.6% to $1.22 from $1.02 for the nine months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. The Company maintains revolving credit facilities under which it has $100.0 million in aggregate borrowing availability. At June 30, 1996, the Company had no borrowings outstanding under its credit facilities. Cash and cash equivalents, $46.8 million at June 30, 1996, increased from $21.5 million at September 30, 1995.

Net cash provided by operating activities for the nine months ended June 30, 1996 was $95.6 million compared to $42.5 million for the nine months ended June 30, 1995. This increase was primarily the result of increased earnings before depreciation and amortization and a reduction in net operating asset requirements. Net cash used for financing activities aggregated $20.8 million for the nine months ended June 30, 1996 and consisted primarily of repayments of long-term debt and dividend payments. Net cash provided by financing activities aggregated $67.8 million for the nine months ended June 30, 1995 and was primarily the result of borrowings under the Company's revolving credit facilities. Net cash used for investing activities was $49.5 million for the nine months ended June 30, 1996 compared to $118.5 million for the nine months ended June 30, 1995 and consisted primarily of capital expenditures for the nine months ended June 30, 1996 and capital expenditures and cash paid for the purchase of Olympic and Alliance for the nine months ended June 30, 1995.

The Company estimates that its capital expenditures will aggregate approximately $21.0 million for the remainder of fiscal 1996. These expenditures will be applied toward (i) three printers, two die-cutters, several plant and warehouse expansions in the Folding Carton Division, (ii) the upgrading of the paperforming, coating and drying equipment at the Company's paperboard mills, (iii) the capital costs associated with the relocation of one facility in the Recycled Fiber Division and (iv) the upgrading of computer hardware in approximately ten of the Company's manufacturing facilities as well as enhancements to its Home Office systems. The Company has also approved the engineering work required to convert one of the uncoated recycled paperboard machines at its Chattanooga mill to a clay-coated recycled paperboard machine. Until the engineering work is complete, the Company cannot estimate the cost or exact timing of the conversion.

The Company historically has expanded its business through the acquisition of other related businesses and the Company plans to continue to focus on making acquisitions. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it will be able to capitalize on this trend in the future.

The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A Common Stock in open market transactions on the Nasdaq Stock Market's National Market. This authorization was extended from July 28, 1996 to July 31, 1998 at the Company's Board of Directors meeting on April 25, 1996. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B Common Stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B Common Stock purchased under these programs may not exceed 1.5 million shares. During the nine months ended June 30, 1996 the Company repurchased 20,000 shares of Class A Common Stock. The Company funded these repurchases with available cash balances. The Company anticipates that it will make additional purchases through July 1998.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its bank credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121 ("SFAS 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Statement of Financial Accounting Standards No. 123 ("SFAS 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans and stock option plans. These statements were issued in 1995 and are required to be adopted October 1, 1996. Currently, the Company has not completed the analysis necessary to determine what the impact of SFAS 121 and SFAS 123 will be on the Company's consolidated financial statements; however, the Company does not anticipate a material impact.

FORWARD-LOOKING STATEMENTS

Statements herein regarding anticipated non-recurring expenses and annual cost savings constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to estimated non-recurring expenses and annual cost savings, management has made assumptions regarding, among other things, the amount and timing of expected short-term operating losses and reductions in fixed, labor and transportation costs. The amount of non-recurring expenses and realization of annual cost savings are subject to certain risks including, among others, the risks that estimated expenses and operating losses have been underestimated, expected cost reductions have been overestimated, unexpected costs and expenses will be incurred and anticipated operating efficiencies will not be achieved. Further, any statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, decreases in demand for the Company's products, increases in raw material costs, fluctuations in selling prices and adverse changes in general market and industry conditions. Management believes these estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11 - Statement regarding Computation of Per Share Earnings
     27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROCK-TENN COMPANY
                                             (Registrant)



Date  August 12, 1996         By:   /s/ DAVID C. NICHOLSON
      ---------------                ------------------------------------------
                                 David C. Nicholson, Senior Vice-President,
                                   Chief Financial Officer, Secretary
                                   (Principal Financial Officer, Principal
                                     Accounting Officer and duly
                                     authorized officer)

                               ROCK-TENN COMPANY

                               INDEX TO EXHIBITS


                                                                       Page No.

Exhibit 11 Statement Regarding Computation of Per Share Earnings          15
Exhibit 27 Financial Data Schedule (for SEC use only)