Form 10-K
period 1996-09-30
ROCK TENN CO
filed 1996-12-24
CIK 230498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                               OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-23340

                               ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)

                    GEORGIA                                             62-0342590
        (State or other jurisdiction of                              (I.R.S. employer
         incorporation or organization)                            identification no.)
     504 THRASHER STREET, NORCROSS, GEORGIA                               30071
    (Address of principal executive offices)                            (Zip code)

       Registrant's telephone number, including area code: (770) 448-2193

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 1996 (based on the last reported closing price per share of Class A Common Stock as reported on the Nasdaq National Market on such date) was $384,542,406.

     As of December 20, 1996, the registrant had 21,247,712 and 11,948,435 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997 are incorporated by reference in Parts III and IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ROCK-TENN COMPANY

                               INDEX TO FORM 10-K

                                                                                         PAGE
                                                                                       REFERENCE
                                                                                       ---------
                                             PART I
Item 1.    Business..................................................................       3
Item 2.    Properties................................................................       6
Item 3.    Legal Proceedings.........................................................       6
Item 4.    Submission of Matters to a Vote of Security Holders.......................       6
Item X.    Executive Officers of the Registrant......................................       7
                                            PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....       9
Item 6.    Selected Financial Data...................................................      10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................      11
Item 8.    Financial Statements and Supplementary Data...............................      19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..............................................................      38
                                            PART III
Item 10.   Directors and Executive Officers of the Registrant........................      38
Item 11.   Executive Compensation....................................................      38
Item 12.   Security Ownership of Certain Beneficial Owners and Management............      38
Item 13.   Certain Relationships and Related Transactions............................      38
                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........      38

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Founded in 1936 as a folding carton manufacturer, the Company is a leading converter of recycled and virgin paperboard and is a leading manufacturer of recycled clay-coated and uncoated paperboard. The Company believes that it is the third largest manufacturer of folding cartons in North America, the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and the largest producer of fiber partitions in North America. The Company operates 42 converting facilities, eight paperboard mills, 12 paper recovery facilities and one distribution facility located in 20 states and Canada.

PRODUCTS

     The Company operates in two industry segments: converted products and paperboard.

  Converted Products

     The Company primarily manufactures five lines of converted products: folding cartons, laminated paperboard products, fiber partitions, corrugated products and plastic packaging products.

     Folding Cartons. The Company believes that it is the third largest producer of folding cartons in North America. The Company's folding cartons are used by customers to package frozen, dry and perishable food items, paper goods, hardware products, textile and apparel and other products. Folding cartons are manufactured by the Company from recycled or virgin paperboard, which is printed, coated, die-cut and glued in accordance with customer specifications. Finished cartons are then shipped to customers' plants where they are packed or sealed. The Company operates 17 folding carton plants and one distribution facility, and sales of folding cartons to unaffiliated customers accounted for 46.0%, 43.3% and 44.7% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Laminated Paperboard Products. The Company manufactures a number of leading laminated paperboard products. The Company believes it is the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and that it is recognized for its expertise in laminating recycled paperboard. The Company converts uncoated paperboard into specialty laminated paperboard products for use in book covers and binders, furniture, automotive components and other industrial products. The Company operates five laminated paperboard products plants, and sales of laminated paperboard products to unaffiliated customers accounted for 14.1%, 14.2% and 16.6% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Partition Products. The Company believes it is the largest manufacturer of fiber partitions in North America, which are marketed by the Company principally to glass container manufacturers. Fiber partitions are manufactured by the Company from 100% recycled uncoated paperboard. The Company manufactures fiber partitions in varying thicknesses to meet different structural requirements that are well-suited for high speed casing, uncasing and filling lines due to their precision die-cut construction. The Company has developed a number of high quality, value-added partition products for specific applications designed to meet customers' packaging needs. The Company operates eight fiber partition plants, and sales of fiber partition products to unaffiliated customers accounted for 11.1%, 11.5% and 14.3% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Corrugated Products. The Company manufactures corrugated containers, point-of-purchase displays and corrugated sheet stock, offering a range of flute configurations and structural designs, which it markets primarily in the Southeastern U.S. The Company purchases linerboard and corrugating medium, which are fed simultaneously into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated board into sheets in accordance with customer specifications. The Company markets corrugated sheets to box manufacturers or converts it into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. The Company operates eight corrugated products plants, and sales of corrugated products to unaffiliated customers accounted for 12.8%, 10.5% and 7.5% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Plastic Packaging Products. The Company manufactures thermoformed plastic converted products and extruded plastic roll stock for sale to the food service, industrial products, consumer products, healthcare and food processors markets. The Company uses contact heat and radiant heat thermoforming equipment to manufacture thermoformed products from plastic roll stock in a wide range of thicknesses, expanding the range of product applications. The Company also operates extruders to manufacture plastic roll stock in a wide range of colors. The Company uses virgin and recycled plastic resin purchased from third parties in the extrusion process, including high impact polystyrene, high density polyethylene, polypropylene, polyethylene terephthalate (PET) and K resin blends.

  Paperboard

     The Company produces 100% recycled clay-coated and uncoated paperboard and operates eight paperboard mills, as well as twelve facilities that collect recovered paper.

     Recycled Paperboard. The Company is the fourth largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard), and it believes that it is the fourth largest producer of clay-coated recycled paperboard. The Company markets its clay-coated and uncoated recycled paperboard to manufacturers of folding cartons, fiber partitions and other laminated paperboard products. The Company operates eight paperboard mills, and sales of recycled paperboard to unaffiliated customers accounted for 9.6%, 13.2% and 12.5% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

     Recycled Fiber. The Company operates 12 paper recovery facilities that collect paper from a number of sources including factories, commercial printers, office buildings, retail stores and paper converters as well as from other wastepaper collectors. Certain of the Company's paper recovery facilities are located near the Company's paperboard mills to minimize freight costs and provide an additional source of supply of high quality recovered paper for the Company's operations. Recovered paper is the principal raw material used by the Company in the production of paperboard. Collected paper is sorted and baled and then either transferred to the Company's paperboard mills for processing or sold principally to other U.S. manufacturers of recycled paperboard.

SALES AND MARKETING

     The Company sold converted products (primarily folding cartons) and paperboard to over 2,500 and 500 customers, respectively, in fiscal 1996. None of the Company's customers accounted for more than 10% of the Company's net sales in fiscal 1996. The Company generally manufactures converted products and paperboard pursuant to customers' orders. Certain of the Company's converted products and paperboard are marketed to certain key customers, the loss of which could have an adverse effect on net income attributable to such converted products or paperboard and, depending on the significance of such product line to the Company's operations, the Company's results of operations. The Company believes that it has strong relationships with its customers.

     Each of the Company's converted product and paperboard lines are marketed through its own sales force that maintains direct sales relationships with its customers. Several converted product lines, including folding cartons, are also marketed through independent sales representatives. Sales personnel are under the supervision of regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. The Company's paperboard and laminated paperboard products sales personnel are generally paid a base salary, and its packaging products sales personnel are generally paid a base salary plus commissions. The Company's independent sales representatives are paid on a commission basis.

COMPETITION

     The converted products and paperboard industries are highly competitive, and no single company is dominant. Management believes that the Company is the third largest manufacturer of folding cartons in North America, the largest manufacturer of fiber partitions in North America, the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and the fourth largest producer of clay-coated recycled paperboard in the U.S. The Company's competitors include large, vertically integrated converted products and paperboard companies and numerous smaller companies. The primary competitive factors in the converted products and paperboard industries are price, design, quality and service, with varying emphasis on these factors depending on the product line. The Company believes that it competes effectively with respect to each of these factors, but, to the extent that one or more of the Company's competitors becomes more successful with respect to any key competitive factor, the Company's business could be materially adversely affected.

     In addition, as demand for environmentally friendly packaging has increased, producers of virgin paperboard have begun to manufacture paperboard having some recycled paper content. Increasing acceptance of partially recycled paperboard by consumers as an environmentally friendly alternative to paperboard produced from 100% recovered paper could have an adverse effect on demand for the Company's paperboard.

     The converted products and recycled paperboard industries have undergone significant consolidation in recent years, and the Company believes that current trends within the converted products and paperboard industries will result in further consolidation. Within the converted products industry, larger corporate customers with expanded geographic presences have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all of the customers' packaging needs. In addition, during recent years, purchasers of recycled paperboard have demanded higher quality products meeting stricter quality control requirements. The Company's results of operations could be adversely affected by these market trends.

ENVIRONMENTAL REGULATION

     The Company is subject to various Federal, state, local and Canadian provincial environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are administered by the U.S. Environmental Protection Agency. In addition, states in which the Company operates have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies. The Company's operations also are governed by other Federal, state, local and Canadian provincial laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations promulgated thereunder which, among other things, establish asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain asbestos. However, management believes such asbestos is properly contained and comprehensive operations and maintenance plans have been, or are in the process of being, implemented for those facilities where asbestos is present.

     For additional information regarding the Company's anticipated expenditures for environmental compliance and related matters, which information is incorporated into this item by reference, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenditures for Environmental Compliance" under Item 7 in Part II of this Annual Report.

EMPLOYEES

     At September 30, 1996, the Company had 6,327 employees, of whom 4,934 were hourly and 1,393 were salaried. Approximately 2,193 of the Company's hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. The Company has not experienced any work stoppages in the past 10 years, and management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the Company's paperboard mills:

                                                FISCAL 1996
                                                 PRODUCTION
               LOCATION OF MILL              CAPACITY (IN TONS)         PAPERBOARD PRODUCED
    ---------------------------------------  ------------------   --------------------------------
    Dallas, TX.............................        152,000        Clay-coated and uncoated
                                                                    recycled paperboard
    Lynchburg, VA..........................        144,000        Uncoated recycled paperboard and
                                                                    laminated paperboard products
    Chattanooga, TN........................        129,000        Uncoated recycled paperboard
    Otsego, MI.............................         85,000        Uncoated recycled paperboard and
                                                                    laminated paperboard products
    Sheldon Springs, VT
      (Missisquoi Mill)....................         74,000        Clay-coated recycled paperboard
    Eaton, IN..............................         55,000        Uncoated recycled paperboard
    Stroudsburg, PA........................         49,000        Clay-coated recycled paperboard
    Cincinnati, OH.........................         47,000        Uncoated recycled paperboard

     In addition to the paperboard mills set forth above, the Company also operates 42 converting facilities, 12 paper recovery facilities and one distribution facility in 20 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.) and Canada. Of these facilities, the Company owns 30 and leases 12. One of these facilities is subject to encumbrances relating to outstanding industrial revenue bonds. The Company's principal executive offices are located in Norcross, Georgia, in buildings owned by the Company. The Company believes that its existing production capacity is adequate to service existing demand for the Company's products. The Company considers its plants and equipment to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations or financial condition. For additional information regarding litigation to which the Company is a party, which information is incorporated into this item by reference, See "Item
1 -- Business -- Environmental Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                    NAME                  AGE                   POSITIONS HELD
    ------------------------------------  ---   -----------------------------------------------
    Bradley Currey, Jr..................  66    Chairman of the Board, Chief Executive Officer
                                                  and Director
    Jay Shuster.........................  42    President, Chief Operating Officer and Director
    Edward E. Bowns.....................  53    Executive Vice President and General Manager of
                                                  Industrial Products Group*
    David E. Dreibelbis.................  44    Executive Vice President and General Manager of
                                                  the Mill Group*
    David C. Nicholson..................  42    Senior Vice President, Chief Financial Officer
                                                  and Secretary
    Russell M. Currey...................  35    Senior Vice President of Marketing and Planning
    Paul England........................  41    Executive Vice President and General Manager of
                                                  the Recycled Fiber Division
    Nicholas G. George..................  46    Executive Vice President and General Manager of
                                                  the Folding Carton Division
    James K. Hansen.....................  58    Executive Vice President and General Manager of
                                                  the Mill Division
    R. Evan Hardin......................  34    Treasurer
    John H. Morrison....................  53    Executive Vice President and General Manager of
                                                  the Corrugated Division
    Paul G. Saari.......................  41    Vice President of Finance and Information
                                                  Systems
    John D. Skelton II..................  42    Executive Vice President and General Manager of
                                                  the Plastic Packaging Division
    Alford L. Smith.....................  55    Executive Vice President and General Manager of
                                                  Paperboard Products Division
    Richard E. Steed....................  45    Executive Vice President and General Manager of
                                                  the Partition Division

---------------

* The Mill Group consists of the Mill and Recycled Fiber Divisions and the Industrial Products Group consists of the Paperboard Products, Partition and Corrugated Divisions.

     Bradley Currey, Jr. has served as Chief Executive Officer of the Company since January 1989 and Chairman of the Board since July 1993. Mr. Currey served as President of the Company from 1978 until October 1995. He has been a director of the Company since 1967. Mr. Currey joined the Company in 1976 and prior to that time was Executive Vice President and a director of Trust Company of Georgia. Mr. Currey is also a director of Genuine Parts Co., an auto parts wholesaler, and Poe & Brown, Inc., an insurance agency. Mr. Currey is the father of Russell M. Currey and brother of Robert B. Currey, a director of the Company.

     Jay Shuster has served as President of the Company since October 1995 and Chief Operating Officer of the Company since June 1991. Mr. Shuster served as an Executive Vice President of the Company from June 1991 until October 1995. Mr. Shuster was elected a director of the Company in January 1992. From January 1989 until June 1991, Mr. Shuster was Executive Vice President and General Manager of the Consumer Packaging Group. Mr. Shuster served as Executive Vice President and General Manager of the Folding Carton Division from December 1986 until January 1989. Mr. Shuster joined the Company in May 1979.

     Edward E. Bowns has served as Executive Vice President and General Manager of the Industrial Products Group since November 1990. From February 1986 until November 1990, Mr. Bowns served as

Executive Vice President and General Manager of the Partition Division. Mr. Bowns joined the Company in October 1980.

     David E. Dreibelbis has served as Executive Vice President and General Manager of the Mill Group since September 1992. From July 1985 until September 1992, Mr. Dreibelbis was Executive Vice President and General Manager of the Recycled Fiber Division. Mr. Dreibelbis joined the Company in April 1979.

     David C. Nicholson has served as Senior Vice President of the Company since September 1994 and as Chief Financial Officer and Secretary of the Company since December 1986. Mr. Nicholson served as Vice President of the Company from December 1986 to September 1994. Mr. Nicholson joined the Company in November 1983 and has served in various other capacities, including Treasurer from December 1986 until January 1988, Controller and Director of Mergers and Acquisitions.

     Russell M. Currey has served as Senior Vice President of Marketing and Planning since December 1994. Mr. Currey served as Executive Vice President and General Manager of the Recycled Fiber Division from September 1992 until December 1994. From February 1990 until September 1992, Mr. Currey served as Manager of Strategic Development for the Mill Group. From July 1986 until February 1990, he was General Manager of one of the Company's recycled fiber plants. Mr. Currey joined the Company in July 1983. Mr. Currey is the son of Bradley Currey, Jr. and the nephew of Robert B. Currey, a director of the Company.

     Paul England has served as Executive Vice President and General Manager of the Recycled Fiber Division since September 1994. From September 1989 to September 1994, Mr. England served in various capacities, including General Manager of one of the Company's paperboard mills. Mr. England joined the Company in September 1989.

     Nicholas G. George has served as Executive Vice President and General Manager of the Folding Carton Division since June 1991. From January 1991 until June 1991 he was Vice President and General Sales Manager of the Folding Carton Division. From July 1986 until January 1991, he was Vice President of Folding Sales, Western Area. Mr. George joined the Company in May 1980.

     James K. Hansen has served as Executive Vice President and General Manager of the Mill Division since May 1990. From 1984 until May 1990, he was General Manager of one of the Company's paperboard mills. Mr. Hansen joined the Company in April 1979.

     R. Evan Hardin has served as Treasurer of the Company since September 1994. Mr. Hardin joined the Company in March 1988 and has served in various other capacities, including Assistant Treasurer and Financial Analyst.

     John H. Morrison has served as Executive Vice President and General Manager of the Corrugated Division since March 1986. From 1967 until March 1986, Mr. Morrison was employed by Union Camp Corporation, serving in various capacities, including General Manager of a corrugated manufacturing plant.

     Paul G. Saari has served as Vice President Finance and Information Services of the Company since July 1994 and as Assistant Secretary of the Company since January 1988. From February 1988 to July 1994 he served as Treasurer of the Company and from June 1987 until February 1988, Mr. Saari served as Controller of the Company. Mr. Saari joined the Company in August 1984.

     John D. Skelton II has served as Executive Vice President and General Manager of the Plastic Packaging Division since December 1991. From January 1991 until December 1991, he served as Vice President of Folding Carton Sales, Western Area. From 1981 until 1991, Mr. Skelton served as General Manager of several of the Company's plants. Mr. Skelton joined the Company in July 1976.

     Alford L. Smith has served as Executive Vice President and General Manager of the Paperboard Products Division since December 1988. From January 1988 until December 1988, he was Vice President of Sales of the Paperboard Products Division. Mr. Smith joined the Company in March 1987.

     Richard E. Steed has served as Executive Vice President and General Manager of the Partition Division since December 1991. From December 1986 until December 1991, he served as Executive Vice President and General Manager of the Plastic Packaging Division. Mr. Steed joined the Company in December 1975.

     All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock of the Company is traded on the Nasdaq National Market under the symbol "RKTN." The table below sets forth the high and low sales prices of the Class A Common Stock and the quarterly cash dividends declared per share of Class A Common Stock and Class B Common Stock during the periods indicated, as adjusted to reflect the 10% stock dividend paid by the Company on November 15, 1996. The Company has applied to list its Class A Common Stock on the New York Stock Exchange, Inc. (the "NYSE") and anticipates that trading on the NYSE will commence under the symbol "RKT" on December 31, 1996. There is no established trading market for the Company's Class B Common Stock.

                                                                    PRICE RANGE
                                                                  ---------------   CASH DIVIDENDS
                                                                   HIGH     LOW        DECLARED
                                                                  ------   ------   --------------
FISCAL 1995
First Quarter...................................................  $16.36   $12.27       $0.068
Second Quarter..................................................   17.50    15.00        0.068
Third Quarter...................................................   16.14    14.09        0.068
Fourth Quarter..................................................   16.36    13.86        0.068
FISCAL 1996
First Quarter...................................................   15.91    14.32        0.068
Second Quarter..................................................   16.59    14.32        0.068
Third Quarter...................................................   18.64    15.23        0.068
Fourth Quarter..................................................   19.77    15.00        0.068

---------------

     As of December 20, 1996, there were approximately 3,342 and 135 holders of record of the Company's Class A Common Stock and Class B Common Stock, respectively.

     Determinations to pay cash dividends are at the discretion of the Board of Directors of the Company, and the actual payment of any such cash dividends in the future will depend upon the Company's results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by the Company's Board.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1996     1995(B)    1994(C)    1993(D)      1992
                                              --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
Net sales...................................  $876,111   $902,878   $705,849   $650,673   $655,468
Income before income taxes..................    82,469     67,922     60,978     41,470     55,729
Net income..................................    51,125     41,432     37,501     25,460     33,236
Earnings per common and common equivalent
  share(a)..................................      1.50       1.21       1.10        .76       1.01
Cash provided by operating activities.......   123,530     76,977     57,955     58,428     65,583
Capital expenditures........................    71,795     73,844     71,672     53,151     40,375
Cash paid for purchase of businesses........        --     61,579     34,978         --         --
Total assets................................   581,688    555,254    413,748    355,092    312,061
Long-term debt and redeemable preferred
  stock (debt)..............................   139,344    144,245     52,090     51,617     39,310
Shareholders' equity........................   349,155    307,898    281,959    235,030    205,563
Dividends paid per common share(a)..........       .27        .27        .15        .07        .06
Book value per common share(a)..............     10.54       9.29       8.46       7.40       6.68

---------------

(a)  Reflects a 10% stock dividend paid by the Company on November 15, 1996.
(b) Reflects the results of operations of Olympic Packaging, Inc., a folding carton manufacturer, beginning January 17, 1995, and Alliance Display and Packaging, a corrugated display and packaging manufacturer, beginning January 31, 1995, the dates the Company acquired all of the outstanding stock of Olympic and substantially all of the net assets of Alliance, respectively.
(c) Reflects the results of operations of Les Industries Ling, Inc., a folding carton business in Quebec, Canada, beginning December 3, 1993, the date the Company acquired the assets of this business. Also reflects the sale of 702,049 and 203,238 shares of Class A common stock on March 9, 1994 and April 7, 1994, respectively, in connection with the Company's initial public offering. Effective October 1, 1993, the Company changed its method of depreciation for machinery and equipment acquired after such date from the 200% declining balance method to the 150% declining balance method. The effect of this change was to increase net income and earnings per share by $422,000 or $.01 in fiscal 1994.
(d) Income amounts shown are net of $11.8 million of pretax, unusual expenses, $7.2 million after tax, incurred by the Company in connection with certain employee stock option and other transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. All per share amounts in the following discussion have been restated to reflect a 10% stock dividend paid by the Company on November 15, 1996. See Note 1 of Notes to Consolidated Financial Statements.

GENERAL

     The Company's core businesses are somewhat seasonal with the first fiscal quarter experiencing generally lower sales and earnings due to reduced demand from customers during the period. See Note 12 of Notes to Consolidated Financial Statements. The converted products and paperboard industries are also somewhat cyclical due to industry supply and demand factors and tend to fluctuate with the general business cycle of the U.S. economy.

     The Company's operations are fixed cost intensive. The Company's converting operations do not have the ability to mitigate the effects of high fixed costs because the Company's converted products are sold exclusively to third parties. As a result, unit production costs and earnings from converted products generally vary significantly with shipment levels. However, as a result of its vertical integration, the Company can maintain operating rates at the Company's paperboard mills during periods of reduced demand for recycled paperboard because the Company's paperboard mills can supply an increased portion of the recycled paperboard consumed by the Company's converting operations. The Company's strategy has been to operate its paperboard mills at high operating rates in order to lower unit production costs. Through the first nine months of calendar 1996 and during calendar years 1995 and 1994, the Company's paperboard mills ran at operating rates of 94.3% and 96.4% and 96.6%, respectively, and maintained relatively constant fixed unit production costs.

     Historically, costs of recovered paper, virgin paperboard and containerboard, the Company's principal raw materials, have fluctuated significantly due to market conditions. The cost of recovered paper generally decreased from fiscal 1989 through fiscal 1993, increased significantly beginning in the fourth quarter of fiscal 1994 through the third quarter of fiscal 1995, decreased significantly beginning in the fourth quarter of fiscal 1995 through the second quarter of fiscal 1996 and have remained fairly stable for the third and fourth quarters of fiscal 1996. The Company is not able to predict whether recovered paper costs will rise or fall in the future. The Company seeks to manage its raw materials costs through the following measures. First, the Company's ongoing modernization of its manufacturing facilities has reduced waste, which has helped reduce raw materials costs. Second, the Company has sought to maximize its use of the expertise developed by the Recycled Fiber Division's recovered paper buyers in order to purchase recovered paper at lower costs. Third, the Company has invested in equipment that has enabled it to use lower cost grades of recovered paper in the production of its recycled paperboard while maintaining the high quality of the end product.

SEGMENT DATA

     The Company operates in two industry segments: converted products and paperboard. See Note 11 of Notes to Consolidated Financial Statements. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. The paperboard segment consists of facilities that manufacture

100% recycled clay-coated and uncoated paperboard and that collect recovered paper. Intersegment sales are accounted for at prices that approximate market prices.

                                                                   FISCAL YEARS ENDED SEPTEMBER
                                                                                30,
                                                                   -----------------------------
                                                                     1996       1995      1994
                                                                   --------   --------   -------
                                                                           (IN MILLIONS)
Net sales (aggregate):
  Converted products.............................................  $  779.7   $  757.7   $ 609.3
  Paperboard.....................................................     281.4      329.4     252.0
                                                                   --------   --------    ------
          Total..................................................  $1,061.1   $1,087.1   $ 861.3
                                                                   ========   ========    ======
Net sales (intersegment):
  Converted products.............................................  $    0.4   $    0.4   $   0.1
  Paperboard.....................................................     184.6      183.8     155.4
                                                                   --------   --------    ------
          Total..................................................  $  185.0   $  184.2   $ 155.5
                                                                   ========   ========    ======
Net sales (unaffiliated customers):
  Converted products:............................................  $  779.3   $  757.3   $ 609.2
  Paperboard.....................................................      96.8      145.6      96.6
                                                                   --------   --------    ------
          Total..................................................  $  876.1   $  902.9   $ 705.8
                                                                   ========   ========    ======
Operating income:
  Converted products.............................................  $   35.2   $   31.2   $  24.4
  Paperboard.....................................................      64.4       51.4      43.8
                                                                   --------   --------    ------
                                                                       99.6       82.6      68.2
Corporate expense................................................      (7.5)      (6.6)     (4.9)
                                                                   --------   --------    ------
Income from operations...........................................      92.1       76.0      63.3
  Interest expense...............................................     (10.9)      (8.4)     (2.8)
  Interest income................................................       1.3        0.3       0.5
                                                                   --------   --------    ------
Income before income taxes.......................................  $   82.5   $   67.9   $  61.0
                                                                   ========   ========    ======

RESULTS OF OPERATIONS

  Fiscal 1996 Compared to Fiscal 1995

     Net Sales (Unaffiliated Customers). Net sales for fiscal 1996 decreased 3.0% to $876.1 million from $902.9 million for fiscal 1995. This decrease resulted from reduced customer demand and reduced selling prices, which were offset partially by sales increases resulting from the acquisitions of Olympic Packaging, Inc. ("Olympic") and Alliance Display and Packaging ("Alliance") during January 1995. See Note 8 of Notes to Consolidated Financial Statements.

          Net Sales (Aggregate) -- Converted Products Segment. Net sales of converted products before intersegment eliminations for fiscal 1996 increased 2.9% to $779.7 million from $757.7 million for fiscal 1995. This increase was primarily the result of the acquisitions of Alliance and Olympic during January 1995, which was partially offset by reduced customer demand for converted products.

          Net Sales (Aggregate) -- Paperboard Segment. Net sales of paperboard before intersegment eliminations for fiscal 1996 decreased 14.6% to $281.4 million from $329.4 million for fiscal 1995. This decrease resulted from a 10.2% decrease in tons shipped and a 1.3% decrease in average selling prices for fiscal 1996. The decrease in tons shipped was primarily the result of (i) a reduction by several outside customers of their purchases of paperboard manufactured by the Company as they increased consumption of internally manufactured paperboard and (ii) reduced customer demand. Average paperboard prices decreased throughout fiscal 1996 and increased throughout fiscal 1995.

     Cost of Goods Sold. Cost of goods sold for fiscal 1996 decreased 8.0% to $632.2 million from $687.4 million for fiscal 1995. Cost of goods sold as a percentage of net sales for fiscal 1996 decreased to 72.2% from 76.1% for fiscal 1995. The decrease in cost of goods sold and cost of goods sold as a percentage of net sales was primarily the result of a decrease in the cost of raw materials including recovered paper.

     Substantially all U.S. inventories of the Company are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which management believes generally results in a better matching of current costs and revenues than under the first-in, first-out
(FIFO) inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite.

     Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $5.9 million lower and $9.4 million higher than it would have been under the FIFO method for fiscal 1996 and 1995, respectively. Net income was $3.7 million ($.11 per share) higher and $5.7 million ($.17 per share) lower than it would have been under the FIFO method for fiscal 1996 and 1995, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year. See Note 12 of Notes to Consolidated Financial Statements.

     Gross Profit. Gross profit for fiscal 1996 increased 13.2% to $243.9 million from $215.5 million for fiscal 1995. Gross profit as a percentage of net sales increased to 27.8% for fiscal 1996 from 23.9% for fiscal 1995. The increase in gross profit as a percentage of net sales was primarily the result of the decreased cost of recovered paper, the Company's primary raw material, and increased manufacturing efficiencies in the Company's laminated paperboard products converting division and at the Company's Missisquoi mill in Vermont, which were partially offset by the impact of reduced volumes in several divisions and nonrecurring severance and other expenses related to a facility closure and consolidation plan. See Note 9 of Notes to Consolidated Financial Statements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1996 increased 8.8% to $151.8 million from $139.5 million for fiscal 1995. Selling, general and administrative expenses as a percentage of net sales for fiscal 1996 increased to 17.3% from 15.5% for fiscal 1995. This increase in selling, general and administrative expenses as a percentage of net sales resulted primarily from an increase in selling and personnel costs as well as a decrease in net sales for fiscal 1996 as compared to fiscal 1995.

  Segment Operating Income

          Operating Income -- Converted Products Segment. Operating income attributable to the converted products segment for fiscal 1996 increased 12.8% to $35.2 million from $31.2 million for fiscal 1995. Operating margin for fiscal 1996 was 4.5% compared to 4.1% for fiscal 1995. The increases in operating income and operating margin were primarily the result of (i) improvements in productivity and efficiency in the production of laminated paperboard products as a result of further implementation of equipment with new technology, (ii) an increase in customer demand for converted products in the fourth quarter and (iii) increases in operating income earned at the Alliance facility, all of which were partially offset by nonrecurring expenses of approximately $3.6 million ($.07 per share after taxes) consisting primarily of employee severance, employee relocation and training costs, asset impairment, equipment and inventory relocation costs and lease termination costs related to a facility closure and consolidation plan. This plan involved the closing of the Company's laminated recycled paperboard book cover panels operation in Lynchburg, Virginia and the relocation of such operations to other Rock-Tenn manufacturing facilities, the conversion of the Company's Vineland, New Jersey recycled paperboard partition plant to a manufacturer of book cover panels and other recycled paperboard products, the closing of the Macon, Georgia partition plant and the start-up of a recently purchased partition plant in Hartwell, Georgia to absorb some of the Vineland and most of the Macon, Georgia partition production. See Note 9 of Notes to Consolidated Financial Statements.

          Operating Income -- Paperboard Segment. Operating income attributable to the paperboard segment for fiscal 1996 increased 25.3% to $64.4 million from $51.4 million for fiscal 1995. Operating margin for fiscal 1996 was 22.9% compared to 15.6% for fiscal 1995. The increase in operating income and margin was the result of decreases in the cost of recovered paper, the primary raw material utilized in this segment, which were partially offset by decreases in tons of paperboard shipped. The Company's weighted average cost per ton of recovered paper during fiscal 1996 was $51 compared to $132 for fiscal 1995.

     Interest Expense. Interest expense for fiscal 1996 increased 29.8% to $10.9 million from $8.4 million for fiscal 1995. The increase in interest expense is primarily due to an increase in the Company's average borrowing rate and an increase in average borrowings.

     Provision for Income Taxes. Provision for income taxes increased 18.5% to $31.4 million for fiscal 1996 from $26.5 million for fiscal 1995. The Company's effective tax rate decreased to 38.0% for fiscal 1996 compared to 39.0% for fiscal 1995. This decrease is partially attributable to a lower estimated effective state income tax rate during fiscal 1996.

     Net Income and Earnings Per Common and Common Equivalent Share. Net income for fiscal 1996 increased 23.4% to $51.1 million from $41.4 million for fiscal 1995. Net income as a percentage of net sales increased to 5.8% for fiscal 1996 from 4.6% for fiscal 1995. Earnings per common and common equivalent share for fiscal 1996 increased 24.0% to $1.50 from $1.21 for fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net Sales (Unaffiliated Customers). Net sales for fiscal 1995 increased 27.9% to $902.9 million from $705.8 million for fiscal 1994. Approximately 33.2% of this increase resulted from the acquisitions during January 1995 of Olympic Packaging, Inc. ("Olympic") and Alliance Display and Packaging ("Alliance"). See
Note 8 of Notes to Consolidated Financial Statements. Net sales also increased as a result of price increases that were implemented in both business segments to offset increased raw material costs.

          Net Sales (Aggregate) -- Converted Products Segment. Net sales of converted products before intersegment eliminations for fiscal 1995 increased 24.4% to $757.7 million from $609.3 million for fiscal 1994. Approximately 44.0% of this increase was the result of the acquisitions of Olympic and Alliance during January 1995. Net sales also increased as a result of average selling price increases and increased volumes, primarily in the Folding Carton Division. These price increases were implemented to offset increased raw material costs.

          Net Sales (Aggregate) -- Paperboard Segment. Net sales before intersegment eliminations for fiscal 1995 increased 30.7% to $329.4 million from $252.0 million for fiscal 1994. Approximately 22.7% of this increase was attributable to increased sales of recovered fiber to unaffiliated customers. The balance of this increase was attributable to average paperboard selling price increases of 24.2%.

     Cost of Goods Sold. Cost of goods sold for fiscal 1995 increased 29.9% to $687.4 million from $529.0 million for fiscal 1994. Cost of goods sold as a percentage of net sales for fiscal 1995 increased to 76.1% from 75.0% for fiscal 1994. During fiscal 1995, the Company implemented price increases that were intended to recover the increased cost of raw materials. As a result, raw material costs as a percentage of net sales increased during fiscal 1995, while labor, benefits and other manufacturing costs decreased as a percentage of net sales. The increase in cost of goods sold as a percentage of net sales in fiscal 1995 was due primarily to the inability of the Company to fully recover the increased costs of raw materials.

     Substantially all inventories of the Company are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which management believes generally results in a better matching of current costs and revenues than under the first-in, first-out (FIFO) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $9.4 million and $1.7 million more than it would have been under the FIFO method in fiscal 1995 and fiscal 1994, respectively. Net income was $5.7 million ($.17 per share) and $1.1 million ($.03 per share) lower than it would have been under the FIFO method in fiscal 1995 and fiscal 1994, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year. See
Note 12 of Notes to Consolidated Financial Statements.

     Gross Profit. Gross profit for fiscal 1995 increased 21.9% to $215.5 million from $176.8 million for fiscal 1994. Gross profit as a percentage of net sales decreased to 23.9% for fiscal 1995 from 25.0% for fiscal 1994.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1995 increased 22.9% to $139.5 million from $113.5 million for fiscal 1994. Selling, general and administrative expenses as a percentage of net sales for fiscal 1995 decreased to 15.5% from 16.1% for fiscal 1994. This decrease in selling, general and administrative expenses as a percentage of net sales reflected that a portion of the increase in net sales was attributable to price increases.

     Segment Operating Income

          Operating Income -- Converted Products Segment. Operating income attributable to the converted products segment for fiscal 1995 increased 27.9% to $31.2 million from $24.4 million for fiscal 1994. Operating margin for fiscal 1995 was 4.1% compared to 4.0% for fiscal 1994. These increases in operating income and operating margin were the result of (i) increased volumes in existing plants, primarily in the Folding Carton Division, which resulted in higher efficiencies and allocation of fixed overhead costs and
     (ii) improvements in productivity and efficiency in the production of laminated paperboard products as a result of the installation of equipment with improved technology, which were offset somewhat by (x) lower operating margins resulting from the lag time between the increase in raw material costs and the implementation of price increases and (y) operating losses incurred by the newly acquired Olympic and Alliance operations.

          Operating Income -- Paperboard Segment. Operating income attributable to the paperboard segment for fiscal 1995 increased 17.4% to $51.4 million from $43.8 million for fiscal 1994. Operating margin for fiscal 1995 was 15.6% compared to 17.4% for fiscal 1994. This decline in operating margin was due primarily to the inability of the Company to fully recover increased raw material costs during fiscal 1995. The principal raw material used within the paperboard segment is recovered paper. The Company's weighted average cost of recovered paper per ton during fiscal 1995 was $132 compared to $57 during fiscal 1994.

     Interest Expense. Interest expense for fiscal 1995 increased 200.0% to $8.4 million from $2.8 million for fiscal 1994. Interest expense increased primarily as a result of borrowings under the Company's credit facilities, which proceeds were used by the Company to finance the Olympic and Alliance acquisitions and increases in working capital. In August of 1995, the Company issued $100.0 million of aggregate principal amount of 7.25% notes due August 1, 2005 (the "Notes"), which proceeds were used to repay outstanding indebtedness under the Company's revolving credit facilities.

     Provision for Income Taxes. Provision for income taxes increased 12.8% to $26.5 million for fiscal 1995 from $23.5 million for fiscal 1994. The Company's effective tax rate increased to 39.0% for fiscal 1995 compared to 38.5% for fiscal 1994. This increase in the effective rate was due to nondeductible goodwill incurred in the Olympic acquisition.

     Net Income and Earnings Per Common and Common Equivalent Share. Net income for fiscal 1995 increased 10.4% to $41.4 million from $37.5 million for fiscal 1994. Net income as a percentage of net sales decreased to 4.6% for fiscal 1995 from 5.3% for fiscal 1994. Earnings per common and common equivalent share for fiscal 1995 increased 10.0% to $1.21 from $1.10 for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and its bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. The Company maintains certain credit facilities under which it has $100.0 million in aggregate borrowing availability. At September 30, 1996, the Company had no borrowings outstanding under these credit facilities. In August of 1995, the Company sold $100.0 million of the Notes. Cash and cash equivalents, $50.9 million at September 30, 1996, increased from $21.5 million at September 30, 1995.

     The Company's capital expenditures aggregated $71.8 million for fiscal 1996. These expenditures were used primarily for (i) three printers, two die cutters, and several plant and warehouse expansions in the Folding Carton Division, (ii) the upgrading of the paperforming, coating and drying equipment at the Company's paperboard mills, (iii) the capital costs associated with the relocation of one facility in the Recycled Fiber Division and (iv) the upgrading of computer hardware in approximately twelve of the Company's manufacturing facilities.

     The Company estimates that its capital expenditures will aggregate approximately $65.0 million in fiscal 1997. These expenditures will be primarily for (i) the remaining payments for two printers, an additional new printer, the remaining payments for two die cutters, an additional new die cutter, one gluer and warehouse expansions in the Folding Carton Division, (ii) a die cutter in the Corrugated Division, (iii) a laminator upgrade and a cut-to-size machine in the Paperboard Products Division, (iv) the remaining capital costs associated with the relocation of one facility in the Recycled Fiber Division, (v) the upgrading of the paperforming, coating and drying equipment at the Company's paperboard mills and (vi) the upgrading of computer hardware in several of the Company's manufacturing facilities. The Company has completed the engineering work required to convert one of the uncoated recycled paperboard machines at its Chattanooga mill to a clay-coated recycled paperboard machine. During fiscal 1997, improvements will be made to this machine's paperforming capabilities. The cost of the final stages of this conversion have not yet been determined.

     Net cash provided by operating activities for fiscal 1996 was $123.5 million compared to $77.0 million for fiscal 1995. This increase was primarily the result of reduced net operating asset requirements as well as increased earnings before depreciation and amortization. Net cash used for financing activities aggregated $26.4 million including $17.9 million for repayment of scheduled maturities of term notes and $9.1 million for dividends paid on outstanding capital stock.

     Net cash provided by operating activities for fiscal 1995 was $77.0 million. The Company's investing activities included $61.6 million to finance the cash portion of the purchase price for the Olympic and Alliance acquisitions and capital expenditures of $73.8 million. Net cash provided by financing activities aggregated $67.3 million for fiscal 1995, including net additions to long-term debt of $82.4 million which resulted primarily from (i) increased borrowings under revolving credit facilities and a term note, which were used to finance the Olympic and Alliance acquisitions, and increases in working capital and (ii) the receipt of the net proceeds in connection with the issuance of the Notes, which were used to repay outstanding indebtedness under the Company's revolving credit facilities.

     Net cash provided by operating activities was $58.0 million during fiscal 1994. The Company's investing activities included the purchase of Les Industries Ling ("Ling Acquisition"), in connection with which the Company paid an aggregate purchase price of $35.0 million, and capital expenditures of $71.7 million. Net cash provided by financing activities aggregated $10.9 million, including $12.9 million of net proceeds from the initial public offering of 905,287 shares of Class A Common Stock, $9.6 million in proceeds received in connection with the issuance of industrial revenue bonds, which funds were restricted to the purchase of property, plant and equipment, and $1.9 million of proceeds received upon the exercise of outstanding stock options, net of $5.0 million used to pay dividends on outstanding capital stock and $4.6 million used to redeem certain shares of outstanding preferred stock of the Company.

     The Company historically has expanded its business through the acquisition of other related businesses and the Company plans to continue to focus on acquisitions. The converted products and recycled paperboard industries have undergone significant consolidation in recent years and the Company believes it will be able to capitalize on this trend in the future. On January 17, 1995, the Company consummated the acquisition of all of the outstanding capital stock of Olympic, a folding carton manufacturer with manufacturing facilities in

Mundelein, Illinois and Madison, Wisconsin. On January 31, 1995, the Company acquired substantially all of the assets of Alliance, a corrugated display and packaging manufacturer with a manufacturing facility in Winston-Salem, North Carolina.

     The Company has reached an agreement in principle to acquire all of the outstanding capital stock of the parent of Waldorf Corporation, a manufacturer of folding cartons, 100% recycled paperboard and recycled corrugating medium, for approximately $410 million (which includes cash to be paid at closing as well as net long-term debt of Waldorf to be outstanding at closing). Waldorf had net sales and net income of $377 million and $17.4 million, respectively, in its fiscal year ended June 30, 1996. The acquisition is expected to close in January 1997. Consummation of the acquisition is subject to negotiation and execution of a definitive purchase agreement, the satisfactory completion of due diligence, certain customary closing conditions and certain regulatory approvals, and there can be no assurance that it will be consummated. Rock-Tenn intends to finance the acquisition, including any refinancing of Waldorf's long term debt, initially with available cash and borrowings under a new $400 million credit facility. The Company currently plans to repay a portion of such borrowings with the net proceeds of a public offering of equity securities early in 1997. Consummation of any such public offering will be dependent upon the market conditions prevailing at the time.

     The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A Common Stock in open market transactions on the Nasdaq National Market. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B Common Stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B Common Stock purchased under these programs may not exceed 1.5 million shares. During fiscal 1996, the Company repurchased 217,000 shares of Class A Common Stock at an aggregate cost of $4.0 million. The Company funded these repurchases with cash provided by operations. The Company anticipates that it will make additional purchases through July 1998.

     The Company anticipates that it will be able to fund its capital expenditures, acquisitions, stock repurchases, dividends and working capital needs for the foreseeable future with cash generated from operations, borrowings under its bank credit facilities and the proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

EXPENDITURES FOR ENVIRONMENTAL COMPLIANCE

     The Company does not believe that future compliance with environmental and health and safety laws and regulations will have any material adverse effect on its results of operations or financial condition. However, environmental, health and safety laws and regulations are becoming increasingly more stringent. Consequently, unforeseen expenditures required to comply with such laws and regulations, including remediation costs, or unforeseen environmental liabilities could have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company cannot with certainty assess at this time the impact upon its operations or capital expenditure requirements of the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act. However, although there can be no assurance, the Company believes that any such impact or capital expenditures will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company may choose to modify or replace the coal fired boilers at two of its facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. The Company estimates these improvements will cost approximately $2.0 million; however, the Company may spend more on these improvements to reduce its energy costs at such facilities. In addition, the Company estimates that it will spend an additional $500,000 for capital expenditures during fiscal 1997 in connection with other matters relating to environmental compliance.

     The Company has been identified as a potentially responsible party ("PRP") at eight Superfund sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or comparable state statutes. Except with respect to the Muncie Racetrack site ("Muncie Site"), no remediation costs or allocations have been determined with respect to such sites. With respect to the Muncie Site, approximately $3.2 million has been spent to date by certain PRPs other than the Company in connection with soil remediation activities and studies. The Company received its final allocation of approximately $9,300 on September 23, 1996 for the surface contamination at the site. This amount represents 0.3% of the site remediation costs. The Company believes that no further soil remediation activities will be required. However, additional costs may be required in connection with the investigation and remediation of groundwater contamination, and the Company does not currently have sufficient information to estimate such costs.

     In addition, a water treatment lagoon at one of the Company's facilities is included with an adjacent former landfill owned by a third party that is being investigated as a CERCLA site for potential addition to the National Priority List ("NPL"). Based upon information currently available, the Company believes that it has no material liability at this site. However, there can be no assurance that such lagoon, together with the landfill, will not be added to the NPL as a Superfund site or that the Company will not be required to conduct some remediation in the future.

     Based upon currently available information and the opinions of the Company's environmental compliance managers and General Counsel, although there can be no assurance, the Company believes that any liability it may have at any site will not have a material adverse effect on the Company's financial condition or results of operations.

     On December 1, 1995, a suit was filed by a private party against, among others, the Company in the United States District Court for the Western District of Michigan alleging that the Company is jointly and severally liable under federal and state law for the release of certain hazardous materials at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site. No specific amounts have been asserted by the plaintiff with respect to this matter, however, the eventual amounts could be material. The Company has responded to and denies any liability with respect to this matter and is vigorously defending against these claims. The Company cannot currently predict whether the plaintiff will prevail on its claims or the magnitude of any potential recovery, if any.

NEW ACCOUNTING STANDARDS AND DEPRECIATION METHOD

     Issued in 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company has evaluated the impact of the October 1, 1996 adoption of SFAS 121 and believes that it will not have a material impact on the Company's consolidated financial statements.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, such as employee stock purchase plans and stock option plans. This statement was issued in 1995 and is required to be adopted by the Company October 1, 1996. In accordance with the alternatives permitted under SFAS 123, the Company plans to present the pro forma impact of its stock-based employee compensation plans in the footnotes to its consolidated financial statements rather than charge the estimated pro forma expense related to these plans to its consolidated statement of income.

     In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1"). SOP 96-1 provides accounting guidance on issues relating to the recognition, measurement and disclosure of environmental liabilities. The Company is required to adopt this statement in fiscal 1998. Currently, the Company has not completed the analysis necessary to determine what the impact of SOP 96-1 will be on the Company's consolidated financial statements; however, the Company does not anticipate a material impact.

     The Company has changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change will be applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues and 3) the fact that the straight-line method is the predominant industry practice. Given the Company's circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. Assuming the Company implements the $65.0 million capital expenditures contemplated by its fiscal 1997 capital expenditure budget, depreciation expense related to these expenditures in fiscal 1997 under the straight-line method would be approximately $2.4 million compared to approximately $3.6 million under the 150% declining balance method. The effect of this would be to increase earnings per share by $.02 after taxes.

FORWARD LOOKING STATEMENTS

     Statements herein regarding the proposed acquisition of Waldorf Corporation, anticipated capital expenditures, estimated environmental compliance expenditures, proposed stock repurchases and certain other matters constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual events or amounts to differ materially from those expected. Such risks and uncertainties include, among other things, the possible effects of increased costs and/or reduced supply of raw materials, fluctuations in selling prices, increased competition and potential unforseen or underestimated environmental liabilities or costs as well as the ability of the Company to consummate acquisitions. Management believes these anticipated events and estimates are reasonable; however, undue reliance should not be placed on such expectations, which are based on currently available information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Rock-Tenn Company

     We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/  Ernst & Young LLP

Atlanta, Georgia
October 24, 1996

                               ROCK-TENN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                           1996           1995           1994
                                                         --------       --------       --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................  $876,111       $902,878       $705,849
Cost of goods sold (includes $3,239, $3,355 and $3,503
  paid to a related party)  -- (Note 7)................   632,202        687,377        529,058
                                                         --------       --------       --------
Gross profit...........................................   243,909        215,501        176,791
Selling, general and administrative expenses...........   151,752        139,534        113,484
                                                         --------       --------       --------
Income from operations.................................    92,157         75,967         63,307
Interest expense.......................................   (10,978)        (8,387)        (2,827)
Interest income........................................     1,290            342            498
                                                         --------       --------       --------
Income before income taxes.............................    82,469         67,922         60,978
Provision for income taxes (Note 6)....................    31,344         26,490         23,477
                                                         --------       --------       --------
Net income.............................................  $ 51,125       $ 41,432       $ 37,501
                                                         ========       ========       ========
Earnings per common and common equivalent share (Note
  1)...................................................  $   1.50       $   1.21       $   1.10
                                                         ========       ========       ========

                             See accompanying notes

                               ROCK-TENN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996        1995
                                                                         ---------   ---------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          SHARE AND PER SHARE
                                                                                 DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $  50,876   $  21,532
  Accounts receivable (net of allowance for doubtful accounts of $3,094
     and $2,144).......................................................     78,041      88,196
  Inventories (Note 1).................................................     58,505      63,608
  Other current assets.................................................      1,908       6,979
                                                                         ---------   ---------
          Total current assets.........................................    189,330     180,315
Property, plant and equipment, at cost (Note 3):
  Land and buildings...................................................    113,059     101,850
  Machinery and equipment..............................................    478,181     432,994
  Leasehold improvements...............................................      4,049       3,063
  Transportation equipment.............................................     12,106      10,193
                                                                         ---------   ---------
                                                                           607,395     548,100
Less accumulated depreciation and amortization.........................   (272,541)   (238,024)
                                                                         ---------   ---------
Net property, plant and equipment......................................    334,854     310,076
Goodwill (net of accumulated amortization of $5,015 and $2,304)........     48,632      51,265
Other assets...........................................................      8,872      13,598
                                                                         ---------   ---------
                                                                         $ 581,688   $ 555,254
                                                                         =========   =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $  28,555   $  29,888
  Accrued compensation and benefits....................................     21,838      23,071
  Current maturities of long-term debt (Note 3)........................      7,260      17,842
  Other current liabilities............................................     11,296       9,793
                                                                         ---------   ---------
          Total current liabilities....................................     68,949      80,594
Long-term debt due after one year (Note 3).............................    139,344     144,245
Deferred income taxes (Note 6).........................................     23,136      18,032
Other liabilities......................................................      1,104       4,485
Commitments and contingencies (Notes 4 and 10)
Shareholders Equity (Note 5):
  Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at September 30, 1996 and 1995.................         --          --
  Class A common stock, $.01 par value; 175,000,000 shares authorized;
     21,178,313 outstanding at September 30, 1996 and 18,581,791 outstanding at September 30, 1995, Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,949,097 outstanding at
     September 30, 1996 and 11,538,470 outstanding at September 30,
     1995..............................................................        331         301
  Capital in excess of par value.......................................    109,879      48,682
  Retained earnings....................................................    239,561     260,252
  Other................................................................       (616)     (1,337)
                                                                         ---------   ---------
          Total shareholders' equity...................................    349,155     307,898
                                                                         ---------   ---------
                                                                         $ 581,688   $ 555,254
                                                                         =========   =========

                             See accompanying notes

                               ROCK-TENN COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      CLASS A AND CLASS B
                                         COMMON STOCK       CAPITAL IN
                                      -------------------   EXCESS OF    RETAINED
                                        SHARES     AMOUNT   PAR VALUE    EARNINGS    OTHER     TOTAL
                                      ----------   ------   ----------   --------   -------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE AT SEPTEMBER 30, 1993.......  28,891,098    $289     $  31,918   $202,823   $    --   $235,030
Net income..........................          --      --            --     37,501        --     37,501
Cash dividends:
  Preferred stock -- $3.00 per
     share..........................          --      --            --         (5)       --         (5)
  Class B preferred stock -- $3.75
     per share......................          --      --            --       (150)       --       (150)
  Common stock -- $.15 per share....          --      --            --     (4,868)       --     (4,868)
Common stock issued in initial
  public offering...................     905,287       9        12,865         --        --     12,874
Other sales of common stock.........     535,565       5         1,935         --        --      1,940
Purchases of Class A common stock...     (40,000)     --           (82)      (591)       --       (673)
Exchanges of common stock...........     (13,113)     --            --         --        --         --
Income tax benefit from exercise of
  nonqualified stock options........          --      --           741         --        --        741
Foreign currency translation
  adjustments.......................          --      --            --         --      (226)      (226)
Pension adjustments.................          --      --            --         --      (205)      (205)
                                      ----------   -----    ----------   --------   -------   --------
BALANCE AT SEPTEMBER 30, 1994.......  30,278,837     303        47,377    234,710      (431)   281,959
Net income..........................          --      --            --     41,432        --     41,432
Cash dividends -- $.27 per share....          --      --            --     (9,078)       --     (9,078)
Sales of common stock...............     314,370       3         1,696         --        --      1,699
Purchases of Class A common stock...    (459,500)     (5)         (728)    (6,812)       --     (7,545)
Purchases of Class B common stock...     (13,446)     --          (214)        --        --       (214)
Income tax benefit from exercise of
  stock options.....................          --      --           551         --        --        551
Foreign currency translation
  adjustments.......................          --      --            --         --       317        317
Pension adjustments.................          --      --            --         --    (1,223)    (1,223)
                                      ----------   -----    ----------   --------   -------   --------
BALANCE AT SEPTEMBER 30, 1995.......  30,120,261     301        48,682    260,252    (1,337)   307,898
Net income..........................          --      --            --     51,125        --     51,125
Cash dividends -- $.27 per share....          --      --            --     (9,064)       --     (9,064)
Sales of common stock...............     212,566       2         2,489         --        --      2,491
Purchases of Class A common stock...    (217,000)     (2)         (364)    (3,650)       --     (4,016)
Foreign currency translation
  adjustments.......................          --      --            --         --      (658)      (658)
Pension adjustments.................          --      --            --         --     1,379      1,379
Effect of 10% stock dividend paid on
  November 15, 1996 (Note 1)........   3,011,583      30        59,072    (59,102)       --         --
                                      ----------   -----    ----------   --------   -------   --------
BALANCE AT SEPTEMBER 30, 1996.......  33,127,410    $331     $ 109,879   $239,561   $  (616)  $349,155
                                      ==========   =====    ==========   ========   =======   ========

                             See accompanying notes

                               ROCK-TENN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                 1996       1995        1994
                                                               --------   ---------   ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income.................................................  $ 51,125   $  41,432   $  37,501
  Items in income not affecting cash:
     Depreciation and amortization...........................    48,564      43,191      34,333
     Deferred income taxes...................................     5,105       6,398       2,770
     (Gain) loss on sale of property, plant and equipment....      (459)         66        (267)
  Change in operating assets and liabilities (excluding
     acquisitions):
     Accounts receivable.....................................    10,043     (10,760)     (9,084)
     Inventories.............................................     4,990       3,593      (7,280)
     Other assets............................................     5,657     (10,303)     (1,430)
     Accounts payable........................................    (1,238)      1,761       4,047
     Accrued liabilities.....................................      (257)        942      (2,533)
     Income taxes payable....................................        --         657        (102)
                                                               --------   ---------   ---------
                                                                 19,195     (14,110)    (16,382)
                                                               --------   ---------   ---------
     Cash provided by operating activities...................   123,530      76,977      57,955
FINANCING ACTIVITIES:
  Net proceeds from initial public offering of common
     stock...................................................        --          --      12,874
  Net additions to revolving credit facilities...............       432          --          --
  Additions to long-term debt................................     1,933     105,106       9,600
  Repayment of long-term debt................................   (17,863)    (22,685)     (3,263)
  Redemption of preferred stock and other....................      (281)         --      (4,593)
  Sales of common stock, excluding initial public offering...     2,491       1,699       1,940
  Purchases of common stock..................................    (4,016)     (7,759)       (673)
  Cash dividends paid........................................    (9,064)     (9,078)     (5,023)
                                                               --------   ---------   ---------
     Cash (used for) provided by financing activities........   (26,368)     67,283      10,862
INVESTING ACTIVITIES:
  Cash paid for purchase of businesses.......................        --     (61,579)    (34,978)
  Capital expenditures.......................................   (71,795)    (73,844)    (71,672)
  Proceeds from sale of property, plant and equipment........     2,172       1,721       2,091
  Decrease (increase) in unexpended industrial revenue bond
     proceeds................................................     2,210      (2,067)       (153)
  Cash paid for intangibles..................................      (356)     (2,280)         --
                                                               --------   ---------   ---------
     Cash used for investing activities......................   (67,769)   (138,049)   (104,712)
Effect of exchange rate changes on cash......................       (49)         94         (36)
                                                               --------   ---------   ---------
Increase (decrease) in cash and cash equivalents.............    29,344       6,305     (35,931)
Cash and cash equivalents at beginning of year...............    21,532      15,227      51,158
                                                               --------   ---------   ---------
Cash and cash equivalents at end of year.....................  $ 50,876   $  21,532   $  15,227
                                                               ========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes............................................  $ 22,288   $  23,810   $  20,809
     Interest................................................    10,719       7,213       2,785
Supplemental disclosure of noncash investing and financing
  activities:
  Liabilities assumed and notes issued in connection with
     acquisitions............................................        --      25,616       6,044

                             See accompanying notes

                               ROCK-TENN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business. The Company manufactures and distributes converted products and paperboard primarily to nondurable goods producers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. The Company services a diverse customer base primarily in North America and, therefore, has limited exposure from credit loss to any particular customer or industry segment.

     Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates and the differences could be material.

     Revenue Recognition Policy. The Company recognizes revenue when title to the goods sold passes to the buyer, which is generally at the time of shipment.

     Stock Dividend. On October 24, 1996, a 10% stock dividend was declared by the Board of Directors for shareholders of record on November 4, 1996. The stock dividend was paid on November 15, 1996, and all applicable per share and weighted average common and common equivalent shares outstanding information in the consolidated financial statements reflects the stock dividend for all periods presented herein. This dividend has been retroactively reflected in the accompanying September 30, 1996 consolidated balance sheet and consolidated statement of shareholders' equity and has been valued using the price per share as of October 23, 1996. In addition, stock option information as of September 30, 1996 in Note 5 has been retroactively effected for the impact of this dividend.

     Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include investments in money market accounts, tax-free municipal bonds and related instruments. The bonds have a seven-day put option which allows the Company to sell them with seven days notice and are primarily backed by letters of credit issued by banks with investment grade ratings.

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair market value.

     Inventories. Substantially all U.S. inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. All other inventories are valued at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. These other inventories represent approximately 10.5% and 10.2% of FIFO cost at September 30, 1996 and 1995, respectively.

                               ROCK-TENN COMPANY

     Inventories at September 30, 1996 and 1995 were as follows (in thousands):

                                                                          SEPTEMBER 30
                                                                       -------------------
                                                                         1996       1995
                                                                       --------   --------
    Finished goods and work in process...............................  $ 46,796   $ 49,926
    Raw materials....................................................    26,583     34,104
    Supplies.........................................................     5,816      6,122
                                                                       --------   --------
    Inventories at FIFO cost.........................................    79,195     90,152
    LIFO reserve.....................................................   (20,690)   (26,544)
                                                                       --------   --------
    Net inventories..................................................  $ 58,505   $ 63,608
                                                                       ========   ========

     It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work-in-process.

     Depreciation and Amortization. For financial reporting purposes, depreciation and amortization are provided on both the declining balance and straight-line methods over the estimated useful lives of the assets as follows:

    Buildings and building improvements...................................  15-40 years
    Machinery and equipment...............................................  3-12 years
    Leasehold improvements................................................  Term of lease
    Transportation equipment..............................................  3-8 years
    Goodwill and other intangible assets..................................  2-20 years

     Depreciation expense for the years ended September 30, 1996, 1995 and 1994 was approximately $44,889,000, $40,069,000 and $32,544,000, respectively.

     Accumulated amortization relating to intangible assets, excluding goodwill, was approximately $2,032,000 and $1,348,000 at September 30, 1996 and 1995, respectively.

     Earnings Per Share. Earnings per common and common equivalent share, after consideration of preferred dividends, are based on the weighted average number of common and common equivalent shares outstanding during the periods. Because fully diluted earnings per common and common equivalent share are not materially different than primary earnings per common and common equivalent share, such amounts have not been presented. The following amounts have been adjusted to retroactively reflect the effect of the 10% stock dividend declared on October 24, 1996 and paid on November 15, 1996.

                                                                  YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Average number of shares outstanding.......................  33,201,461   33,281,092   32,764,238
Assumed exercise of options with proceeds used to
  repurchase shares........................................     812,597      884,522    1,109,356
                                                             ----------   ----------   ----------
          Total common and common equivalent shares........  34,014,058   34,165,614   33,873,594
                                                             ==========   ==========   ==========

     Goodwill. The Company has classified as goodwill the excess of the acquisition cost over the fair value of the net assets of businesses acquired. Existing goodwill is amortized on a straight-line basis over 20 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

                               ROCK-TENN COMPANY

     Foreign Currency Translation. Assets and liabilities of the Company's foreign operations are translated from the foreign currency at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are reflected in shareholders' equity.

     New Accounting Standards. In 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company is required to adopt SFAS 121 as of October 1, 1996. The Company has evaluated the impact of this adoption and believes that it will not have a material impact on the Company's consolidated financial statements.

     In 1995, the FASB also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires companies to estimate the expense relating to all stock-based employee compensation plans using a recognized pricing model. Companies have the option of recognizing this expense or of disclosing its pro forma effects on net income. Currently, the Company applies APB Opinion 25 in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been charged against income from operations for the stock-based employee compensation plans for the years presented. In accordance with the alternatives permitted under SFAS 123, beginning October 1, 1996, the Company plans to present the pro forma impact of its stock-based employee compensation plans in the footnotes to the consolidated financial statements rather than charge the estimated pro forma expense related to these plans to its consolidated statement of income.

     In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1"). SOP 96-1 provides accounting guidance on issues relating to the recognition, measurement and disclosure of environmental liabilities. The Company is required to adopt this statement in fiscal 1998. Currently, the Company has not completed the analysis necessary to determine what the impact of SOP 96-1 will be on the Company's consolidated financial statements; however, the Company does not anticipate a material impact.

     Reclassifications. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

2. RETIREMENT PLANS

     The Company has a number of defined benefit pension plans covering essentially all employees who are not covered by certain collective bargaining agreements. The benefits are based on years of service and, for certain plans, compensation. The Company's practice is to fund amounts deductible for federal income tax purposes.

     In addition, under several labor contracts the Company makes payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees.

                               ROCK-TENN COMPANY

     The Company's net periodic pension cost includes the following components (in thousands):

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                1996       1995      1994
                                                              --------   --------   -------
    Service cost............................................  $  4,327   $  3,266   $ 3,588
    Interest cost on projected benefit obligations..........     7,235      6,140     5,645
    Actual return on plan assets............................   (17,311)   (11,492)    1,377
    Net amortization of the initial asset...................      (395)      (395)     (394)
    Net amortization and deferral...........................    10,226      5,780    (6,635)
                                                              --------   --------   -------
    Total Company defined benefit plan expense..............     4,082      3,299     3,581
    Multi-employer plans for collective bargaining
      employees.............................................       166        159       167
                                                              --------   --------   -------
    Net periodic pension cost...............................  $  4,248   $  3,458   $ 3,748
                                                              ========   ========   =======

     The reconciliation of the Company's defined benefit plans' funded status to the amount reported in the Company's consolidated balance sheets at September 30, 1996 and 1995 is as follows (in thousands):

                                                                     SEPTEMBER 30,
                                           -----------------------------------------------------------------
                                                        1996                              1995
                                           -------------------------------   -------------------------------
                                            PLANS WHERE      PLANS WHERE      PLANS WHERE      PLANS WHERE
                                           ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                            ACCUMULATED    BENEFITS EXCEED    ACCUMULATED    BENEFITS EXCEED
                                             BENEFITS          ASSETS          BENEFITS          ASSETS
                                           -------------   ---------------   -------------   ---------------
    Actuarial present value of projected
      benefit obligations for services
      rendered to date:
      Actuarial present value of
         accumulated benefit obligations:
         Vested..........................    $  77,960         $ 1,240          $56,861          $16,247
         Nonvested.......................        6,617              72            4,527            1,614
                                              --------          ------          -------          -------
                                                84,577           1,312           61,388           17,861
      Additional amounts related to
         projected compensation levels...       16,279              --           14,951              231
                                              --------          ------          -------          -------
                                               100,856           1,312           76,339           18,092
    Plan assets at fair value, primarily
      equities, fixed income securities,
      common trust funds and cash
      equivalents........................      100,599           1,244           69,421           15,878
                                              --------          ------          -------          -------
    Projected benefit obligations in
      excess of plan assets..............         (257)            (68)          (6,918)          (2,214)
    Unrecognized prior service cost......        2,911              63            2,157            1,507
    Unrecognized net actuarial (gain)
      loss -- difference in assumptions
      and actual experience..............         (700)             49            8,011            1,268
    Initial unrecognized net (asset)
      liability being recognized over
      periods ranging from 12 to 19
      years..............................       (1,770)             29           (2,156)              20
    Additional minimum liability.........           --            (141)              --           (2,979)
                                              --------          ------          -------          -------
    Prepaid (accrued) pension cost
      included in consolidated balance
      sheets.............................    $     184         $   (68)         $ 1,094          $(2,398)
                                              ========          ======          =======          =======

     The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% as of September 30, 1996 and 1995. The expected increase in compensation levels used in determining

                               ROCK-TENN COMPANY
the actuarial present value of the projected benefit obligations was 4% as of September 30, 1996 and 1995. The expected long-term rate of return on assets, net of administrative expenses, used in determining net pension expense was 9% for all years presented.

     In fiscal 1994, the Board of Directors approved a Supplemental Executive Retirement Plan ("SERP") to provide unfunded supplemental retirement benefits to certain executive officers of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by federal income tax regulations. The plan was effective on October 1, 1994. Expense relating to the plan of $162,000 and $169,000 was recorded for the years ended September 30, 1996 and 1995, respectively.

3. LONG-TERM DEBT

     Long-term debt at September 30, 1996 and 1995 consists of the following:

                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                         1996       1995
                                                                       --------   --------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    7.25% notes, due August 2005, net of unamortized discount of $122
      and $136(a)....................................................  $ 99,878   $ 99,864
    Fixed rate note, interest at 7.97%, principal due $5,000 annually
      through December 1998(b).......................................    15,000     20,000
    Industrial revenue bonds, bearing interest at variable rates
      (4.5% at September 30, 1996), due through December 2015(c).....    28,250     27,750
    Promissory note issued in connection with acquisition (See Note
      8), interest at 7%, due fiscal 1996............................        --     11,100
    Other notes......................................................     3,476      3,373
                                                                       --------   --------
                                                                        146,604    162,087
    Less current maturities of long-term debt........................     7,260     17,842
                                                                       --------   --------
    Long-term debt due after one year................................  $139,344   $144,245
                                                                       ========   ========

     a. During 1995, the Company filed a registration statement with the Securities and Exchange Commission to register up to $200,000,000 in aggregate principal amount of debt securities. Pursuant to this registration statement, in August of 1995, the Company sold $100,000,000 in aggregate principal amount of its 7.25% notes due August 1, 2005 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Notes are unsubordinated, unsecured obligations. The indenture related to the Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $908,000 are being amortized over the term of the Notes. In May of 1995, the Company entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the Notes subsequently issued in August 1995. The costs associated with the interest rate adjustment transaction of $1,530,000 are being amortized over the term of the Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the Notes is approximately 7.51%.

     b. Under the agreements covering this loan, restrictions exist as to the maintenance of working capital minimums and ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions or significant disposals. The agreements also provide that the payment of cash dividends, acquisition of common shares and redemption of preferred stock cannot exceed amounts based on an earnings formula. The Company is in compliance with such restrictions.

                               ROCK-TENN COMPANY

     c. Payments of principal and interest on these bonds are guaranteed by a letter of credit issued by a bank. Restrictions on the Company similar to those described in b. above exist under the terms of agreements with the bank. The bonds are remarketed periodically based on the interest rate period selected by the Company. In the event the bonds cannot be remarketed, the bank has agreed to extend long-term financing to the Company in an amount sufficient to retire the bonds.

     At September 30, 1996, the fair market value of the Notes was approximately $98,708,000 based on quoted market prices. The carrying amounts reported in the consolidated balance sheet for all other fixed rate long-term debt approximate fair market value. At September 30, 1996, the carrying amount for variable rate long-term debt, which consists primarily of industrial revenue bonds, also approximates fair market value since the interest rates on these instruments are reset periodically.

     At September 30, 1996, the cost of property, plant and equipment assigned as collateral to an industrial revenue bond was approximately $20,398,000.

     The amount of consolidated net earnings available for dividends and other restricted payments, as defined in debt agreements, was approximately $156,325,000 at September 30, 1996.

     As of September 30, 1996, the aggregate maturities of long-term debt for the succeeding five years are as follows (in thousands):

    1997........................................................................  $7,260
    1998........................................................................   5,527
    1999........................................................................   9,221
    2000........................................................................     251
    2001........................................................................     142

     In fiscal 1995, the Company entered into revolving credit facilities which provide aggregate borrowing availability of up to $100,000,000 through 2000. Annual facility fees range from .05% to .125% of the aggregate borrowing availability, based on the Company's consolidated funded debt to total capitalization ratio. Under the agreement covering this loan, restrictions exist similar to those described in b. above. No amounts are outstanding under these facilities as of September 30, 1996 and 1995.

     In fiscal 1996, one of the Company's Canadian subsidiaries entered into a revolving credit facility with a Canadian bank. The facility provides borrowing availability of up to Canadian $2,000,000 and can be renewed on an annual basis. There are no facility fees related to this arrangement. As of September 30, 1996, there was approximately U.S. $432,000 outstanding under this facility at an average interest rate of 6.5%.

4. LEASES

     The Company leases certain manufacturing and warehousing facilities and equipment (primarily transportation equipment), under various operating leases.

     As of September 30, 1996, future minimum lease payments, including certain maintenance charges on transportation equipment, under all noncancelable leases, are as follows (in thousands):

    1997.......................................................................  $ 5,199
    1998.......................................................................    3,528
    1999.......................................................................    2,662
    2000.......................................................................    2,066
    2001.......................................................................    1,294
    Thereafter.................................................................    2,692
                                                                                  ------
              Total future minimum lease payments..............................  $17,441
                                                                                  ======

                               ROCK-TENN COMPANY

     Rental expense for the years ended September 30, 1996, 1995 and 1994 was approximately $8,653,000, $7,351,000 and $4,541,000, respectively, including lease payments under cancelable leases.

5. SHAREHOLDERS' EQUITY

  Capitalization

     The Company's capital stock consists of Class A common stock ("Class A Common") and Class B common stock ("Class B Common"). Holders of Class A Common have one vote per share and holders of Class B Common have ten votes per share. Holders of Class B Common are entitled to convert their shares into Class A Common at any time on a share-for-share basis, subject to certain rights of first refusal by the Company and its management committee.

     The Company also has authorized preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by the Board of Directors upon any issuance of such shares.

     On March 9, 1994 and April 7, 1994, the Company issued 702,049 and 203,238 shares, respectively, of Class A Common in connection with the Company's initial public offering.

  Stock Option Plans

     In December 1993, the shareholders approved the 1993 Stock Option Plan. This plan allows for the granting of options to certain key employees for the purchase of a maximum of 2,000,000 shares of Class A Common. In October 1996, the Board of Directors increased this maximum amount to 2,200,000 shares as a result of a 10% stock dividend declared on October 24, 1996 and paid on November 15, 1996 (See Note 1). In fiscal 1996, there were no options granted under this plan. In fiscal 1995, there were 269,000 options granted under this plan, which expire in 2005. The exercise price of these options is equal to the fair value of the related shares on the grant date and they vest in increments equal to 25% of the aggregate number of options granted after six months, one year, two years and three years.

     The Incentive Stock Option Plan, the 1987 Stock Option Plan and the 1989 Stock Option Plan provided for the granting of options to certain key employees for an aggregate of 4,320,000 shares of Class A Common and 1,440,000 shares of Class B Common. The Company will not grant any additional options under the Incentive Stock Option Plan, the 1987 Stock Option Plan and the 1989 Stock Option Plan.

                               ROCK-TENN COMPANY

     The table below summarizes the changes in all stock options during the periods indicated.

                                              CLASS B COMMON SHARES         CLASS A COMMON SHARES
                                             ------------------------     --------------------------
                                              SHARES      PRICE RANGE      SHARES       PRICE RANGE
                                             --------     -----------     ---------     ------------
Options outstanding at September 30,
  1993.....................................   473,628     $ 2.77-8.20     1,338,216     $  1.79-8.20
  Exercised................................  (124,565)      2.77-6.70      (411,000)       2.75-8.17
  Granted..................................        --              --       284,000            16.75
                                             --------                     ---------
Options outstanding at September 30,
  1994.....................................   349,063     $ 2.77-8.20     1,211,216     $ 1.79-16.75
  Exercised................................   (38,628)      3.58-6.70      (215,416)       1.79-6.70
  Granted..................................        --              --       269,000      17.00-18.25
                                             --------                     ---------
Options outstanding at September 30,
  1995.....................................   310,435     $ 2.77-8.20     1,264,800     $ 2.75-18.25
  Exercised................................   (23,200)      3.60-8.20       (42,000)       4.75-8.20
  Effect of stock dividend paid November
     15, 1996..............................    28,724       2.52-7.45       122,280       2.50-16.59
                                             --------                     ---------
Options outstanding at September 30,
  1996.....................................   315,959     $ 2.52-7.45     1,345,080     $ 2.50-16.59
Options exercisable at September 30,
  1996.....................................   315,959     $ 2.52-7.45     1,119,030     $ 2.50-16.59
Options available for future grant at
  September 30, 1996.......................        --              --     1,591,700               --

     On October 4, 1996, 287,100 options, which expire in 2006, were granted under the 1993 Stock Option Plan. As of October 5, 1996, there were 1,304,600 options available for future grant under this plan.

  Employee Stock Purchase Plan

     In fiscal 1994, the Board of Directors and shareholders approved the 1993 Employee Stock Purchase Plan. Under this plan, 600,000 shares of Class A Common were reserved for purchase by certain employees of the Company. In October 1996, the Board of Directors increased the number of reserved shares to 660,000 shares, as a result of a 10% stock dividend declared on October 24, 1996 and paid on November 15, 1996 (See Note 1). In fiscal 1996 and 1995, approximately 147,000 and 86,000 shares, respectively, were purchased by employees under this plan.

6. INCOME TAXES

     The Company accounts for income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

                               ROCK-TENN COMPANY

     The provision for income taxes consists of the following components (in thousands):

                                                               YEARS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Current income taxes:
      Federal.............................................  $23,552     $16,939     $16,790
      State...............................................    2,927       3,108       3,306
      Foreign.............................................     (240)         45         611
                                                            -------     -------     -------
              Total current...............................   26,239      20,092      20,707
                                                            -------     -------     -------
    Deferred income taxes:
      Federal.............................................    3,912       4,904       2,402
      State...............................................       46         561         240
      Foreign.............................................    1,147         933         128
                                                            -------     -------     -------
              Total deferred..............................    5,105       6,398       2,770
                                                            -------     -------     -------
    Provision for income taxes............................  $31,344     $26,490     $23,477
                                                            =======     =======     =======

     The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                                     YEARS ENDED SEPTEMBER
                                                                              30,
                                                                     ----------------------
                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Statutory federal tax rate.....................................  35.0%    35.0%    35.0%
    State income taxes, net of federal benefit.....................   2.7      3.5      3.7
    Other, net.....................................................   0.3      0.5     (0.2)
                                                                      ---      ---      ---
    Effective tax rate.............................................  38.0%    39.0%    38.5%
                                                                      ===      ===      ===

     The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in thousands):

                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Deferred income tax assets:
      Accruals and allowances........................................  $ 4,560     $ 5,097
      Other..........................................................    1,677       1,138
                                                                       -------     -------
              Total..................................................    6,237       6,235
                                                                       -------     -------
    Deferred income tax liabilities:
      Property, plant and equipment..................................   24,583      18,493
      Prepaid pension................................................      179       1,499
      Other..........................................................    4,611       4,275
                                                                       -------     -------
              Total..................................................   29,373      24,267
                                                                       -------     -------
    Net deferred income tax liability................................  $23,136     $18,032
                                                                       =======     =======

     The Company has not recorded any valuation allowances for deferred income tax assets.

7. RELATED PARTY TRANSACTIONS

     A director of the Company and brother of the retired Chairman of the Board of Directors of the Company is the chairman and a significant shareholder of the insurance agency that brokers substantially all

                               ROCK-TENN COMPANY
insurance for the Company. The insurance premiums paid by the Company may vary significantly from year to year with the claims arising during such years. For the years ended September 30, 1996, 1995 and 1994, payments were approximately $3,239,000, $3,355,000 and $3,503,000, respectively.

8. ACQUISITIONS OF BUSINESSES

  Fiscal 1994 Acquisitions

     On December 3, 1993, the Company purchased substantially all of the assets and business of Les Industries Ling, Inc., a folding carton facility located in Canada, for approximately $34,978,000. The transaction was accounted for under the purchase method. Therefore, the results of operations were included in the accompanying consolidated statements of income beginning December 3, 1993.

     The detail of the assets acquired is as follows (in thousands):

    Net working capital........................................................  $ 4,497
    Property, plant, equipment and other.......................................   19,637
    Intangible assets..........................................................   10,844
                                                                                 -------
    Net assets acquired for cash...............................................  $34,978
                                                                                 =======

  Fiscal 1995 Acquisitions

     On January 17, 1995, the Company acquired all of the outstanding capital stock of Olympic Packaging, Inc. ("Olympic"), a folding carton manufacturer with manufacturing facilities located in Mundelein, Illinois and Madison, Wisconsin. On January 31, 1995, the Company acquired substantially all of the assets of Alliance Display and Packaging ("Alliance"), a corrugated display and packaging manufacturer located in Winston-Salem, North Carolina. These acquisitions were financed with borrowings under the Company's revolving credit facilities and the issuance of an $18,500,000 promissory note to a seller (See Note 3). Both acquisitions were accounted for under the purchase method. The consolidated statement of income for fiscal 1995 includes the results of operations of Olympic and Alliance from the respective dates of acquisition.

     The detail of the assets acquired is as follows (in thousands):

    Net working capital........................................................  $15,152
    Property, plant, equipment and other.......................................   21,140
    Intangible assets..........................................................   43,787
                                                                                 -------
    Net assets acquired........................................................  $80,079
                                                                                 =======

  Unaudited Pro Forma Information

     The following unaudited pro forma information gives effect to the acquisitions as if each had occurred at the beginning of the years presented below. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had such acquisitions actually occurred at the beginning of such years nor is it necessarily indicative of future results of operations of the combined enterprise (in thousands, except per share data, unaudited):

                                                                           YEARS ENDED
                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                         1995       1994
                                                                       --------   --------
    Net sales........................................................  $930,096   $807,221
    Net income.......................................................    40,121     36,857
    Earnings per common and common equivalent share..................      1.17       1.08

                               ROCK-TENN COMPANY

9. FACILITY CLOSURES AND CONSOLIDATION

     On June 24, 1996, the Company announced a facility closure and consolidation plan. This plan was developed to reduce the operating losses historically incurred at the Company's Lynchburg converting facility and is intended to optimize the utilization of certain other Company assets. As part of this plan, the Company closed two fiber partition plants, opened one new fiber partition plant and relocated a laminated paperboard book cover panels operation from one of its converting operations to one of the closed plants.

     In connection with these closures and consolidation, the Company incurred nonrecurring expenses of approximately $3,600,000 ($.07 per share after taxes) consisting primarily of employee severance, employee relocation and training costs, operating losses in excess of amounts normally expected to occur, asset impairment, equipment and inventory relocation costs and lease termination costs. All such nonrecurring expenses were charged to income from operations. As of September 30, 1996, the Company had recorded a remaining liability of approximately $640,000 related to this plan. The employment of approximately 150 employees was terminated in connection with these closures and consolidation.

10. COMMITMENTS AND CONTINGENCIES

  Capital Additions

     Estimated costs for completion of authorized capital additions under construction totaled approximately $25,000,000 at September 30, 1996.

  Stock Repurchase Plan

     The Board of Directors has approved a stock repurchase plan for the repurchase of a maximum of 1,500,000 shares in aggregate of Class A Common or Class B Common prior to July 31, 1998. In fiscal 1996, 1995 and 1994, the Company repurchased 217,000, 472,946 and 40,000 shares, respectively, under this plan.

  Environmental and Other Matters

     The Company is subject to many federal, state, local and Canadian provincial environmental laws and regulations. The Company is currently involved in the assessment of various sites, two of which the Company has an ownership interest in and all others which are owned by third parties. Environmental expenditures which relate to an existing condition caused by past operations and which have no significant future economic benefit to the Company are expensed. Future environmental-related expenditures cannot be reliably determined in many circumstances due to the early stages of investigations, the uncertainty of specific remediation methods, changing environmental laws and interpretations and other matters. Such costs are accrued at the time the expenditure becomes probable and the costs can be reasonably estimated. Costs are accrued based upon estimates determined by management.

     Currently, the Company has been named as a potentially responsible party at eight sites. At such sites, a variety of potentially responsible parties are involved. Management believes that it is probable that the parties associated with these sites will fulfill their obligations.

     Expenses associated with environmental assessment and remediation have not been material for the three years ended September 30, 1996. It is possible that costs in excess of amounts accrued may be incurred, however, management believes that such additional amounts will not have a material effect on the Company's financial position and results of operations.

     On December 1, 1995, a suit was filed by a private party against, among others, the Company in the United States District Court for the Western District of Michigan alleging that the Company is jointly and severally liable under federal and state law for the release of certain hazardous materials at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site. No specific amounts have been asserted by the plaintiff

                               ROCK-TENN COMPANY
with respect to this matter, however, the eventual amounts could be material. The Company has responded to and denies any liability with respect to this matter and is vigorously defending against these claims. The Company cannot currently predict whether the plaintiff will prevail on its claims or the magnitude of any potential recovery, if any.

     In addition, the Company is involved in various other legal proceedings and matters arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that the resolutions of these matters would not have a material adverse effect on the financial position or the results of operations of the Company.

11. SEGMENT INFORMATION

     The Company operates principally in two business segments. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and uncoated paperboard and that collect recovered paper. Intersegment sales are accounted for at prices that approximate market prices. Certain operations included in the converted products segment are located in Canada and, for fiscal 1996, represented approximately 6.1%, 3.2% and 8.9% of total net sales to unaffiliated customers, total income from operations and total identifiable assets, respectively. In fiscal 1995, these operations represented approximately 5.6%, 5.8% and 9.9% of total net sales to unaffiliated customers, total income from operations and total identifiable assets, respectively. In fiscal 1994, these operations represented approximately 5.0%, 4.8% and 11.0% of total net sales to unaffiliated customers, total income from operations and total identifiable assets, respectively.

     Operating profit includes all costs and expenses directly related to the segment involved. The corporate portion of operating profit includes corporate general and administrative expenses.

     Assets are assigned to segments based on use. Corporate assets primarily consist of cash and cash equivalents.

     Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):

                                                              YEARS ENDED SEPTEMBER 30,
                                                         ------------------------------------
                                                            1996         1995         1994
                                                         ----------   ----------   ----------
    Net sales (aggregate):
      Converted products...............................  $  779,696   $  757,704   $  609,342
      Paperboard.......................................     281,402      329,368      252,003
                                                         ----------   ----------   ----------
              Total....................................  $1,061,098   $1,087,072   $  861,345
                                                         ==========   ==========   ==========
    Less net sales (intersegment):
      Converted products...............................  $      429   $      390   $      155
      Paperboard.......................................     184,558      183,804      155,341
                                                         ----------   ----------   ----------
              Total....................................  $  184,987   $  184,194   $  155,496
                                                         ==========   ==========   ==========
    Net sales (unaffiliated customers):
      Converted products...............................  $  779,267   $  757,314   $  609,187
      Paperboard.......................................      96,844      145,564       96,662
                                                         ----------   ----------   ----------
              Total....................................  $  876,111   $  902,878   $  705,849
                                                         ==========   ==========   ==========

                               ROCK-TENN COMPANY

                                                              YEARS ENDED SEPTEMBER 30,
                                                            1996         1995         1994
                                                         ----------   ----------   ----------
    Operating income (expense):
      Converted products...............................  $   35,218   $   31,163   $   24,481
      Paperboard.......................................      64,431       51,364       43,775
                                                         ----------   ----------   ----------
                                                             99,649       82,527       68,256
    Corporate Expense..................................      (7,492)      (6,560)      (4,949)
                                                         ----------   ----------   ----------
    Income from operations.............................      92,157       75,967       63,307
      Interest expense.................................     (10,978)      (8,387)      (2,827)
      Interest income..................................       1,290          342          498
                                                         ----------   ----------   ----------
    Income before income taxes.........................  $   82,469   $   67,922   $   60,978
                                                         ==========   ==========   ==========
    Identifiable assets:
      Converted products...............................  $  414,331   $  421,685   $  302,070
      Paperboard.......................................     110,769      100,366       86,093
      Corporate........................................      56,588       33,203       25,585
                                                         ----------   ----------   ----------
              Total....................................  $  581,688   $  555,254   $  413,748
                                                         ==========   ==========   ==========
    Depreciation and amortization:
      Converted products...............................  $   35,262   $   30,414   $   22,339
      Paperboard.......................................      12,855       12,239       10,622
      Corporate........................................         447          538        1,372
                                                         ----------   ----------   ----------
              Total....................................  $   48,564   $   43,191   $   34,333
                                                         ==========   ==========   ==========
    Capital expenditures, including assets acquired:
      Converted products...............................  $   45,077   $   72,164   $   69,227
      Paperboard.......................................      26,480       23,205       20,785
      Corporate........................................         238          805        1,278
                                                         ----------   ----------   ----------
              Total....................................  $   71,795   $   96,174   $   91,290
                                                         ==========   ==========   ==========

12. FINANCIAL RESULTS BY QUARTER (UNAUDITED)

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
1996
Net sales.............................................  $219,362   $216,477   $216,211   $224,061
Gross profit..........................................    58,159     60,187     62,563     63,000
Net income............................................    11,785     12,267     13,525     13,548
Earnings per common and common equivalent share.......       .35        .36        .40        .40
1995
Net sales.............................................  $192,088   $224,695   $243,828   $242,267
Gross profit..........................................    48,458     55,067     56,956     55,020
Net income............................................     9,975     10,804     10,867      9,786
Earnings per common and common equivalent share.......       .29        .32        .32        .29

     The interim earnings per common and common equivalent share amounts were computed as if each quarter was a discrete period. As a result, the sum of the earnings per common and common equivalent share by quarter will not necessarily total the annual earnings per common and common equivalent share.

                               ROCK-TENN COMPANY

     The results of operations for the third and fourth quarters of fiscal 1996 include nonrecurring expenses of approximately $1,300,000 and $2,300,000, respectively, incurred by the Company as a result of the facility closure and consolidation plan (See Note 9).

     The Company's quarterly results of operations reflect LIFO estimates based on management's projection of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, fourth quarter results are subject to the fiscal year-end LIFO inventory valuation. The fiscal 1995 annual LIFO inventory valuation resulted in an increase in cost of goods sold of $9,400,000, of which $3,700,000 was recognized in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2000," "Incumbent Directors -- Term Expiring 1999" and "Incumbent Directors -- Term Expiring 1998" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 1997 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Other Matters" entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table" and "Pension Plan Table" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 1997 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of Rock-Tenn Company and its consolidated subsidiaries and the Report of the Independent Auditors are included herein:

       Report of Independent Auditors.

       Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994.

       Consolidated Balance Sheets as of September 30, 1996 and 1995.

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994.

       Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

       Notes to Consolidated Financial Statements.

2. FINANCIAL STATEMENT SCHEDULE OF ROCK-TENN COMPANY.

     The following financial statement schedule is included in Part IV of this report:

          Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted because they are not applicable or not required.

3. EXHIBITS.

EXHIBIT
NUMBER
------
  2.1  --   Asset Acquisition Agreement by and between Rock-Tenn Converting Company, a wholly owned subsidiary of the Registrant, and Alliance Display and Packaging Company dated
            January 31, 1995 (incorporated by reference to Exhibit 2.1 to the Registrant's
            Current Report on Form 8-K executed as of February 6, 1995).
  3.1  --   Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1,
            File No. 33-73312).
  3.2  --   Articles of Amendment to the Registrant's Restated and Amended Articles of
            Incorporation (incorporated by reference to Exhibit 2 of the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1995, Commission File No.
            0-23340).
  3.3  --   Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the
            Registrant's Registration Statement on Form S-1, File No. 33-73312).
  4.1  --   Revolving Credit Agreement, dated January 17, 1995, by and among the Registrant, as the Borrower, and Trust Company Bank, as the Lender (incorporated by reference to
            Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1995, Commission File No. 0-23340).
  4.2  --   Revolving Credit Agreement, dated January 17, 1995, by and among the Registrant, as the Borrower, and Wachovia Bank of Georgia, N.A., as the Lender (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1995, Commission File No. 0-23340).
  4.3  --   Agreement to Provide Other Debt Instruments.
 10.1  --   ISO Stock Option Plan (incorporated by reference to Exhibit 10.10 to the
            Registrant's Registration Statement on Form S-1, File No. 33-73312).
 10.2  --   Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-73312).
 10.3  --   Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-73312).
 10.4  --   Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to
            Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No.
            33-73312).
 10.5  --   Rock-Tenn Company 1993 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No.
            33-73312).
 10.6  --   Rock-Tenn Company Pension Plan (incorporated by reference to Exhibit 10.15 to the
            Registrant's Registration Statement on Form S-1, File No. 33-73312).
 10.7  --   Amendment Number One to the Rock-Tenn Company Pension Plan.
 10.8  --   Amendment Number Two to the Rock-Tenn Company Pension Plan.
 10.9  --   Rock-Tenn Company Key Employee Incentive Bonus Plan as amended on October 27, 1994
            (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on
            Form 10-K for the year ended September 30, 1994, Commission File No. 0-23340).
 10.10 --   Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1,
            1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994, Commission File No. 0-23340).

EXHIBIT
NUMBER
------
 10.11 --   Demand Promissory Note for $18,500,000, dated January 31, 1995, between the
            Registrant and Alliance Display and Packaging Company (incorporated by reference to
            Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1995, Commission File No. 0-23340).
 11    --   Statement re: Computation of Per Share Earnings.
 12    --   Statement re: Computation of Ratio of Earnings to Fixed Charges.
 21    --   Subsidiaries of the Registrant.
 23    --   Consent of Ernst & Young LLP.
 27    --   Financial Data Schedule (For SEC use only)
 99    --   Audited Financial Statements for the Rock-Tenn Company 1993 Employee Stock Purchase
            Plan for the years ended September 30, 1996 and 1995.

(B) REPORTS ON FORM 8-K

     Not applicable.

(C) SEE ITEM 14(A)(3) AND SEPARATE EXHIBIT INDEX ATTACHED HERETO.

(D) NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROCK-TENN COMPANY

                                          By:     /s/ BRADLEY CURREY, JR.
                                            ------------------------------------
                                                    Bradley Currey, Jr.
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: December 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                              TITLE                     DATE
---------------------------------------------   ------------------------   ---------------------

           /s/ BRADLEY CURREY, JR.              Principal Executive            December 23, 1996
---------------------------------------------     Officer and Director,
             Bradley Currey, Jr.                  Chairman of the Board
                                                  and Chief Executive
                                                  Officer

           /s/ DAVID C. NICHOLSON               Principal Financial and        December 23, 1996
---------------------------------------------     Accounting Officer,
             David C. Nicholson                   Senior Vice President,
                                                  Chief Financial
                                                  Officer and Secretary

           /s/ STEPHEN G. ANDERSON              Director                       December 23, 1996
---------------------------------------------
             Stephen G. Anderson

             /s/ J. HYATT BROWN                 Director                       December 23, 1996
---------------------------------------------
               J. Hyatt Brown

        /s/ MARY LOUISE MORRIS BROWN            Director                       December 23, 1996
---------------------------------------------
          Mary Louise Morris Brown

           /s/ CHARLES C. CRUMLEY               Director                       December 23, 1996
---------------------------------------------
             Charles C. Crumley

            /s/ ROBERT B. CURREY                Director                       December 23, 1996
---------------------------------------------
              Robert B. Currey

      /s/ LAWRENCE L. GELLERSTEDT, JR.          Director                       December 23, 1996
---------------------------------------------
        Lawrence L. Gellerstedt, Jr.

             /s/ JOHN D. HOPKINS                Director                       December 23, 1996
---------------------------------------------
               John D. Hopkins

            /s/ JAMES W. JOHNSON                Director                       December 23, 1996
---------------------------------------------
               John W. Johnson

                  SIGNATURE                              TITLE                     DATE
---------------------------------------------   ------------------------   ---------------------


             /s/ RANDOLPH SEXTON                Director                       December 23, 1996
---------------------------------------------
               Radolph Sexton

               /s/ JAY SHUSTER                  Director                       December 23, 1996
---------------------------------------------
                 Jay Shuster

             /s/ JAMES M. SIBLEY                Director                       December 23, 1996
---------------------------------------------
               James M. Sibley

             /s/ JOHN W. SPIEGEL                Director                       December 23, 1996
---------------------------------------------
               John W. Spiegel

                               INDEX TO EXHIBITS

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                              DESCRIPTION OF EXHIBITS                         NUMBERED PAGE
------       ---------------------------------------------------------------------- -------------

   2.1    -- Asset Acquisition Agreement by and between Rock-Tenn Converting
             Company, a wholly owned subsidiary of the Registrant, and Alliance
             Display and Packaging Company dated January 31, 1995 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
             8-K executed as of February 6, 1995)..................................
   3.1    -- Restated and Amended Articles of Incorporation of the Registrant
             (incorporated by reference to Exhibit 3.1 to the Registrant's
             Registration Statement on Form S-1, File No. 33-73312)................

   3.2    -- Articles of Amendment to the Registrant's Restated and Amended
             Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1995, Commission File No. 0-23340)..........................

   3.3    -- Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No.
             33-73312).............................................................

   4.1    -- Revolving Credit Agreement, dated January 17, 1995, by and among the
             Registrant, as the Borrower, and Trust Company Bank, as the Lender
             (incorporated by reference to Exhibit 4.1 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1995,
             Commission File No. 0-23340)..........................................

   4.2    -- Revolving Credit Agreement, dated January 17, 1995, by and among the
             Registrant, as the Borrower, and Wachovia Bank of Georgia, N.A., as
             the Lender (incorporated by reference to Exhibit 4.2 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March
             31, 1995, Commission File No. 0-23340)................................

   4.3    -- Agreement to Provide Other Debt Instruments...........................

  10.1    -- ISO Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No.
             33-73312).............................................................

  10.2    -- Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to
             Exhibit 10.11 to the Registrant's Registration Statement on Form S-1,
             File No. 33-73312)....................................................

  10.3    -- Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to
             Exhibit 10.12 to the Registrant's Registration Statement on Form S-1,
             File No. 33-73312)....................................................

  10.4    -- Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement
             on Form S-1, File No. 33-73312).......................................

  10.5    -- Rock-Tenn Company 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement
             on Form S-1, File No. 33-73312).......................................

  10.6    -- Rock-Tenn Company Pension Plan (incorporated by reference to Exhibit
             10.15 to the Registrant's Registration Statement on Form S-1, File No.
             33-73312).............................................................

  10.7    -- Amendment Number One to the Rock-Tenn Company Pension Plan............

  10.8    -- Amendment Number Two to the Rock-Tenn Company Pension Plan............

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                              DESCRIPTION OF EXHIBITS                         NUMBERED PAGE
------       ---------------------------------------------------------------------- -------------

  10.9    -- Rock-Tenn Company Key Employee Incentive Bonus Plan as amended on
             October 27, 1994 (incorporated by reference to Exhibit 10.16 to the
             Registrant's Annual Report on Form 10-K for the year ended September
             30, 1994, Commission File No. 0-23340)................................

 10.10    -- Rock-Tenn Company Supplemental Executive Retirement Plan Effective as
             of October 1, 1994 (incorporated by reference to Exhibit 10.17 to the
             Registrant's Annual Report on Form 10-K for the year ended September
             30, 1994, Commission File No. 0-23340)................................

 10.11    -- Demand Promissory Note for $18,500,000, dated January 31, 1995, between the Registrant and Alliance Display and Packaging Company
             (incorporated by reference to Exhibit 10 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1995, Commission
             File No. 0-23340).....................................................

  11      -- Statement re: Computation of Per Share Earnings.......................

  12      -- Statement re: Computation of Ratio of Earnings to Fixed Charges.......

  21      -- Subsidiaries of the Registrant........................................

  23      -- Consent of Ernst & Young LLP..........................................

  27      -- Financial Data Schedule (For SEC use only)............................

  99      -- Audited Financial Statements for the Rock-Tenn Company 1993 Employee
             Stock Purchase Plan for the years ended September 30, 1996 and
             1995..................................................................

                                                                     SCHEDULE II

                               ROCK-TENN COMPANY

                               SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                       BALANCE AT      CHARGED TO                               BALANCE AT
                                      BEGINNING OF     COSTS AND                                  END OF
            DESCRIPTION                  PERIOD         EXPENSES      OTHER      DEDUCTIONS       PERIOD
------------------------------------  ------------     ----------     ------     ----------     ----------
YEAR ENDED SEPTEMBER 30, 1996:
Allowance for Doubtful Accounts.....     $2,144          $1,522           --       $  572(1)      $3,094
Reserve for facility closures and
  consolidation.....................         --          $1,312           --       $  672(2)      $  640
YEAR ENDED SEPTEMBER 30, 1995:
Allowance for Doubtful Accounts.....     $1,361          $1,790       $2,209(3)    $3,216(1)      $2,144
YEAR ENDED SEPTEMBER 30, 1994:
Allowance for Doubtful Accounts.....     $1,214          $  791           --       $  644(1)      $1,361

---------------

(1) Uncollectible accounts written off, net of recoveries
(2) Amounts paid relating to facility closures and consolidation
(3) Reserves acquired in connection with Olympic and Alliance acquisitions