Form 10-Q
period 1996-12-31
ROCK TENN CO
filed 1997-02-11
CIK 230498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996
                                               -----------------

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-23340
                                                -------

                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


         Georgia                                                62-0342590
         -------                                           --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


504 Thrasher Street, Norcross, Georgia                            30071
--------------------------------------                        -------------
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
 Yes X No
    ---  ---
 Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                     Outstanding as of February 7, 1997
---------------------------------------      ----------------------------------
 Class A Common Stock, .01 par value                     21,345,107
 Class B Common Stock, .01 par value                     11,948,435

                                ROCK-TENN COMPANY


                                      INDEX

                                                                                                   Page No.
                                                                                                   --------

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income for the three months
                ended December 31, 1996 and 1995                                                       1

              Condensed Consolidated Balance Sheets at December 31, 1996 and
                September 30, 1996                                                                     2

              Condensed Consolidated Statements of Cash Flows for the three months
                ended December 31, 1996 and 1995                                                       3

              Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              7

PART II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                                        12

              Index to Exhibits                                                                       14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      Three Months Ended
                                                                              December 31,             December 31,
                                                                                      1996                     1995
-------------------------------------------------------------------------------------------------------------------

Net sales                                                                         $208,318                 $219,362

Cost of goods sold                                                                 154,725                  161,203
                                                                                  --------                 --------

Gross profit                                                                        53,593                   58,159

Selling, general and administrative expenses                                        39,511                   36,514
                                                                                  --------                 --------

Income from operations                                                              14,082                   21,645

Interest income                                                                        496                      248

Interest expense                                                                    (2,442)                  (2,884)
                                                                                  --------                 --------

Income before income taxes                                                          12,136                   19,009

Provision for income taxes                                                           4,737                    7,224
                                                                                  --------                 --------

Net income                                                                        $  7,399                 $ 11,785

Weighted average number of common and
   common equivalent shares outstanding                                             34,075                   33,932
                                                                                  --------                 --------

Earnings per common and common
   equivalent share                                                               $    .22                 $    .35
                                                                                  ========                 ========

Cash dividends per common share                                                   $  .075                  $   .068
                                                                                  ========                 ========


                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 December 31,             September 30,
                                                                                         1996                      1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  44,080               $  50,876
   Accounts receivable (net of allowance for
     doubtful accounts of $3,625 and $3,094)                                           68,034                  78,041
   Inventories                                                                         59,598                  58,505
   Other current assets                                                                 1,640                   1,908
                                                                                    ---------               ---------
       TOTAL CURRENT ASSETS                                                           173,352                 189,330

Property, plant and equipment at cost:
   Land and buildings                                                                 114,951                 113,059
   Machinery and equipment                                                            494,032                 478,181
   Leasehold improvements                                                               4,062                   4,049
   Transportation equipment                                                            12,798                  12,106
                                                                                    ---------               ---------
                                                                                      625,843                 607,395
   Less accumulated depreciation and amortization                                    (280,804)               (272,541)
                                                                                    ---------               ---------
   Net property, plant and equipment                                                  345,039                 334,854
Goodwill                                                                               48,082                  48,632
Other assets                                                                            9,998                   8,872
                                                                                    ---------               ---------
                                                                                    $ 576,471               $ 581,688
                                                                                    =========               =========
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $  21,281               $  28,555
   Income taxes payable                                                                 1,731                     ---
   Accrued compensation and benefits                                                   18,322                  21,838
   Current maturities of long-term debt                                                 7,293                   7,260
   Other current liabilities                                                           12,659                  11,296
                                                                                    ---------               ---------
       TOTAL CURRENT LIABILITIES                                                       61,286                  68,949

Long-term debt due after one year                                                     135,741                 139,344
Deferred income taxes                                                                  23,095                  23,136
Other liabilities                                                                       1,945                   1,104
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at December 31, 1996 and September 30, 1996                       ---                     ---
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     21,247,712 outstanding at December 31, 1996 and 21,178,313 outstanding at
     September 30, 1996; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,948,435 outstanding
     at December 31, 1996 and 11,949,097 outstanding at September 30, 1996                332                     331

   Capital in excess of par value                                                     110,588                 109,879
   Retained earnings                                                                  244,362                 239,561
   Other                                                                                 (878)                   (616)
                                                                                    ---------               ---------
       TOTAL SHAREHOLDERS' EQUITY                                                     354,404                 349,155
                                                                                    ---------               ---------
                                                                                    $ 576,471               $ 581,688
                                                                                    =========               =========

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Three Months Ended
                                                                                         December 31,             December 31,
                                                                                                 1996                     1995
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                                $  7,399                 $ 11,785
   Items in income not affecting cash:

     Depreciation and amortization                                                             12,107                   11,893
     Deferred income taxes                                                                        ---                    1,379
     Gain on sale of property, plant and equipment                                                (83)                    (113)

   Change in operating assets and liabilities:
     Accounts receivable                                                                        9,488                   14,634
     Inventories                                                                               (1,144)                   1,721
     Other assets                                                                                (712)                   4,815
     Accounts payable                                                                          (7,254)                  (6,449)
     Accrued liabilities                                                                       (1,286)                  (3,910)
     Income taxes payable                                                                       1,697                    1,114
     Other                                                                                        (34)                    (153)
                                                                                             --------                 ---------
                                                                                                  755                   11,772
                                                                                             --------                 --------
     CASH PROVIDED BY OPERATING ACTIVITIES                                                     20,178                   36,716

FINANCING ACTIVITIES:
   Net additions to revolving credit facilities                                                    67                      ---
   Additions to long-term debt                                                                  1,500                      ---
   Repayments of long-term debt                                                                (5,133)                 (12,505)
   Sales of common stock                                                                          606                      527
   Purchases of common stock                                                                      ---                     (161)
   Cash dividends paid                                                                         (2,493)                  (2,263)
                                                                                             --------                 --------

   CASH USED FOR FINANCING ACTIVITIES                                                          (5,453)                 (14,402)

INVESTING ACTIVITIES:
   Capital expenditures                                                                       (21,501)                 (18,306)
   Proceeds from sale of property, plant and equipment                                            427                      237
   Increase in unexpended industrial revenue bond proceeds                                       (171)                     ---
   Cash paid for intangibles                                                                     (269)                    (117)
                                                                                             --------                 --------

   CASH USED FOR INVESTING ACTIVITIES                                                         (21,514)                 (18,186)

Effect of exchange rate changes on cash                                                            (7)                     (33)

(Decrease) increase in cash and cash equivalents                                               (6,796)                   4,095
Cash and cash equivalents at beginning of period                                               50,876                   21,532
                                                                                             --------                 --------
Cash and cash equivalents at end of period                                                   $ 44,080                 $ 25,627
                                                                                             ========                 ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes                                                                            $  2,806                 $    359
     Interest (net of amounts capitalized)                                                        900                    1,493

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month periods ended December 31, 1996 and 1995, the Company's financial position at December 31, 1996 and September 30, 1996, and the cash flows for the three month periods ended December 31, 1996 and 1995.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

The results for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  USE OF ESTIMATES

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

NOTE 3.  INVENTORIES

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

Inventories at December 31, 1996 and September 30, 1996 were as follows (in thousands):

                                                           December 31,                 September 30,
                                                                   1996                          1996
                                                           ------------                 -------------
                                                            (Unaudited)

         Finished goods and work in process                     $47,471                     $46,796
         Raw materials                                           26,375                      26,583
         Supplies                                                 6,042                       5,816
                                                                -------                     -------
         Inventories at first-in, first-out (FIFO) cost          79,888                      79,195
         LIFO reserve                                           (20,290)                    (20,690)
                                                                -------                     -------
         Net inventories                                        $59,598                     $58,505
                                                                =======                     =======

NOTE 4.  NEW DEPRECIATION METHOD

Effective October 1, 1996, the Company changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change was applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues, and 3) the fact that the straight-line method is the predominant industry practice. Given the Company's circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the three months ended December 31, 1996 was to increase net income by approximately $68,000, or less than $.01 per share.

NOTE 5.  STOCK DIVIDEND

On November 15, 1996, a 10% stock dividend was paid by the Company for shareholders of record on November 4, 1996. All applicable per share and weighted average common and common equivalent shares outstanding information in the accompanying condensed consolidated financial statements reflects the stock dividend for all periods presented herein. This dividend has been retroactively reflected in the accompanying September 30, 1996 consolidated balance sheet and has been valued using the price per share as of October 23, 1996, the most recent closing price prior to the announcement of the dividend.

NOTE 6.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121 ("SFAS 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted SFAS 121 effective October 1, 1996. This adoption did not have a material impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 123 ("SFAS 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, such as employee stock purchase plans and stock option plans. This statement was adopted by the Company effective October 1, 1996. In accordance with the alternatives permitted under SFAS 123, the Company plans to present the pro forma impact of its stock-based employee compensation plans in the footnotes to its consolidated financial statements rather than charge the estimated pro forma expense related to these plans to its consolidated statement of income.

In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1"). SOP 96-1 provides accounting guidance on issues relating to the recognition, measurement and disclosure of environmental liabilities. The Company is required to adopt this statement in fiscal 1998. The impact of adopting SOP 96-1, if any, will be accounted for as a change in an estimate. Currently, the Company has not completed the analysis necessary to determine what the impact of SOP 96-1 will be on the Company's consolidated financial statements; however, the Company does not anticipate a material impact.

NOTE 7.  SUBSEQUENT EVENTS

On January 8, 1997, the Company announced that it had signed a letter of intent with Sonoco Products Company ("Sonoco") to combine the Company's and Sonoco's fiber partition businesses into a new entity. The Company will contribute eight fiber partition plants and a machine engineering facility in the U.S. and Sonoco will contribute six fiber partition plants in the U.S. and its fiber partition plant in Mexico to the entity. Under the terms of the agreement, the Company will own 65% of the entity and Sonoco will own 35%. Consummation of the arrangement is subject to the satisfaction of a number of conditions including negotiation and execution of definitive agreements, obtaining certain regulatory approvals and the satisfactory completion of due diligence. The closing of the agreement is expected to take place in the second quarter of fiscal 1997.

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf') for approximately $239,000,000 in cash (the "Waldorf Acquisition"). In addition, in connection with the Waldorf Acquisition, the Company (i) made certain payments on the closing date aggregating $32,600,000 relating to the settlement of a contingent interest agreement with a former creditor of Waldorf and the termination of Waldorf's Stock Appreciation Rights Plan and (ii) became indirectly liable for approximately $142,300,000 of net long-term debt of Waldorf outstanding on such date. Waldorf is a leading manufacturer of folding cartons and recycled clay-coated paperboard, as well as a manufacturer of recycled corrugating medium. The Waldorf Acquisition was financed with available cash and borrowings aggregating $240,000,000 under a new $400,000,000 revolving credit facility. The Company currently plans to repay a portion of such borrowings with the net proceeds of a public offering of equity securities in the first half of fiscal 1997. Consummation of such public offering will be dependent upon the market conditions prevailing at the time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and the Company's audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996 which have been filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K.

SEGMENT INFORMATION

The Company operates principally in two industry segments: converted products and paperboard. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and uncoated paperboard and that collect recovered paper.

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

----------------------------------------------------------------------------------------------------------
                                                                         FOR THE THREE MONTHS ENDED
                                                                      DECEMBER 31,            DECEMBER 31,
                                                                          1996                    1995
----------------------------------------------------------------------------------------------------------
NET SALES:
Converted Products                                                        $184,437                $193,089
Paperboard                                                                  66,546                  72,963
Intersegment Eliminations                                                  (42,665)                (46,690)
----------------------------------------------------------------------------------------------------------
TOTAL                                                                      208,318                 219,362
----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products                                                           4,939                   6,641
Paperboard                                                                  11,004                  16,840
Corporate Expense                                                           (1,861)                 (1,836)
Interest Expense                                                            (2,442)                 (2,884)
Interest Income                                                                496                     248
----------------------------------------------------------------------------------------------------------
TOTAL                                                                     $ 12,136                $ 19,009
----------------------------------------------------------------------------------------------------------
PAPERBOARD SHIPPED (IN TONS)                                               160,305                 148,036
----------------------------------------------------------------------------------------------------------

Note: All per share amounts in the following discussion have been retroactively restated to reflect a 10% stock dividend paid on November 15, 1996.

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers). Net sales for the quarter ended December 31, 1996 decreased 5.1% to $208.3 million from $219.4 million for the quarter ended December 31, 1995. Net sales decreased for the quarter ended December 31, 1996 as a result of reduced customer demand in the converted products segment and reduced selling prices in both business segments.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended December 31, 1996 decreased 4.5% to $184.4 million from $193.1 million for the quarter ended December 31, 1995. The decrease for the quarter ended December 31, 1996 was primarily the result of reduced customer demand for converted products, particularly for folding cartons and laminated paperboard products, and reductions in average selling prices.

Net Sales (Aggregate) - Paperboard Segment. Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 1996 decreased 8.9% to $66.5 million from $73.0 million for the quarter ended December 31, 1995. The decrease for the quarter ended December 31, 1996 resulted from a 16.5% decrease in average selling prices, which was partially offset by an 8.3% increase in tons shipped.

Cost of Goods Sold. Cost of goods sold for the quarter ended December 31, 1996 decreased 4.0% to $154.7 million from $161.2 million for the quarter ended December 31, 1995. Cost of goods sold as a percentage of net sales for the quarter ended December 31, 1996 increased to 74.3% from 73.5% for the quarter ended December 31, 1995. The average cost of recovered paper, the Company's primary raw material, decreased for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This cost decrease was not enough to offset the impact of lower average selling prices and volumes. As a result, cost of goods sold as a percentage of net sales increased for the quarter ended December 31, 1996.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $.4 million lower and $.5 million lower than it would have been under the FIFO method in the quarter ended December 31, 1996 and 1995, respectively. Net income was $.2 million higher and $.3 million higher than it would have been under the FIFO method in the quarter ended December 31, 1996 and 1995, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended December 31, 1996 decreased 7.9% to $53.6 million from $58.2 million for the quarter ended December 31, 1995. Gross profit as a percentage of net sales decreased to 25.7% for the quarter ended December 31, 1996 from 26.5% for the quarter ended December 31, 1995. The decrease in gross profit as a percentage of net sales for the quarter ended December 31, 1996 was primarily the result of reductions in average selling prices, which were partially offset by decreases in the cost of recovered paper, the Company's primary raw material, and increases in sales volume in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended December 31, 1996 increased 8.2% to $39.5 million from $36.5 million for the quarter ended December 31, 1995. Selling, general and administrative expenses as a percentage of net sales for the quarter ended December 31, 1996 increased to 19.0% from 16.6% for the quarter ended December 31, 1995. The increase in selling, general and administrative expenses as a percentage of net sales resulted from increased salary and benefit costs combined with decreased net sales for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995.

Segment Operating Income.

Operating Income - Converted Products Segment. Operating income attributable to the converted products segment for the quarter ended December 31, 1996 decreased 25.8% to $4.9 million from $6.6 million for the quarter ended December 31, 1995. Operating margin for the quarter ended December 31, 1996 was 2.7% compared to
3.4 % for the quarter ended December 31, 1995. The decrease in operating income was primarily the result of decreased customer demand for converted products, particularly for folding cartons and laminated paperboard products, and reduced average selling prices for certain converted products. Inefficiencies at the recently reconfigured Vineland laminated paperboard products facility also contributed to the decline in operating margin.

Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended December 31, 1996 decreased 34.5% to $11.0 million from $16.8 million for the quarter ended December 31, 1995. Operating margin for the quarter ended December 31, 1996 was 16.5% compared to 23.0% for the quarter ended December 31, 1995. The decrease in operating income and margin was primarily the result of a reduction in average paperboard selling prices, which was partially offset by a decrease in the cost of recovered paper, the primary raw material utilized in this segment, as well as an increase in tons shipped. Average paperboard selling prices decreased to $389 per ton for the quarter ended December 31, 1996 from $466 per ton for the quarter ended December 31, 1995. The Company's weighted average cost per ton of recovered paper during the quarter ended December 31, 1996 was $52 compared to $65 during the quarter ended December 31, 1995. Tons of paperboard shipped increased to 160,305 for the quarter ended December 31, 1996 from 148,036 for the quarter ended December 31, 1995.

Interest Expense. Interest expense for the quarter ended December 31, 1996 decreased to $2.4 million from $2.9 million for the quarter ended December 31, 1995. The decrease in interest expense for the quarter ended December 31, 1996 was primarily due to a decrease in the average outstanding borrowings during the quarter ended December 31, 1996, as well as a decrease in the Company's average interest rate on such borrowings.

Provision for Income Taxes. Provision for income taxes decreased to $4.7 million for the quarter ended December 31, 1996 from $7.2 million for the quarter ended December 31, 1995. The Company's effective tax rate increased to 39.0% for the quarter ended December 31, 1996 compared to 38.0% for the quarter ended December 31, 1995. This increase in the effective tax rate was primarily due to the effect of costs that are not deductible for federal income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share. Net income for the quarter ended December 31, 1996 decreased 37.3% to $7.4 million from $11.8 million for the quarter ended December 31, 1995. Net income as a percentage of net sales decreased to 3.6% for the quarter ended December 31, 1996 from 5.4% for the quarter ended December 31, 1995. Earnings per common and common equivalent share for the quarter ended December 31, 1996 decreased 37.1% to $.22 from $.35 for the quarter ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. During the quarter ended December 31, 1996, the Company maintained revolving credit facilities under which it had $100.0 million in aggregate borrowing availability. At December 31, 1996, the Company had no borrowings outstanding under its credit facilities. In January 1997, the Company entered into a new credit facility, which replaced the existing revolving credit facilities, under which it has aggregate borrowing availability of $400.0 million. At January 21, 1997, the Company had $240.0 million outstanding under its new revolving credit facility. Cash and cash equivalents, $44.1 million at December 31, 1996, decreased from $50.9 million at September 30, 1996.

Net cash provided by operating activities for the three months ended December 31, 1996 was $20.2 million compared to $36.7 million for the quarter ended December 31, 1995. This decrease was primarily the result of decreased earnings before depreciation and amortization and an increase in net operating asset requirements. Net cash used for financing activities aggregated $5.5 million for the quarter ended December 31, 1996 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for financing activities aggregated $14.4 million for the quarter ended December 31, 1995 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $21.5 million for the quarter ended December 31, 1996 compared to $18.2 million for the quarter ended December 31, 1995 and consisted primarily of capital expenditures for the quarter ended December 31, 1996 and December 31, 1995.

The Company estimates that its capital expenditures will aggregate approximately $60.0 million for the remainder of fiscal 1997, excluding any expenditures which may be made relating to facilities acquired in fiscal 1997. These expenditures will be used for (i) the remaining payments for three printers, the remaining payments for two die cutters and one gluer in the Folding Carton Division, (ii) a die cutter and conveyors in the Corrugated Division, (iii), a laminator upgrade and a cut-to-size machine in the Paperboard Products Division, (iv) the remaining capital costs associated with the construction and relocation for one facility in the Recycled Fiber Division, (v) the upgrading of the paperforming, coating and drying equipment at the Company's paperboard mills and (vi) the upgrading of computer hardware in several of the Company's manufacturing facilities.

The Company has completed the engineering work required to convert one of the uncoated recycled paperboard machines at its Chattanooga Mill to a clay-coated recycled paperboard machine. During fiscal 1997, improvements will be made to the machine's paperforming capabilities. The cost of the final stages of this conversion have not yet been determined.

The Company historically has expanded its business through the acquisition of other related businesses and the Company plans to continue to focus on making acquisitions. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it will be able to capitalize on this trend in the future.

On January 8, 1997, the Company announced it had signed a letter of intent to enter into a new entity with Sonoco Products Company which would consist of both companies' respective solid fiber partition businesses. Pursuant to the agreement, the Company will own 65% of the entity and will supply 65% of the joint venture's paperboard needs.

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf') for approximately $239.0 million in cash (the "Waldorf Acquisition"). In addition, in connection with the Waldorf Acquisition, the Company (i) made certain payments on the closing date aggregating $32.6 million relating to the settlement of a contingent interest agreement with a former creditor of Waldorf and the termination of Waldorf's Stock Appreciation Rights Plan and (ii) became indirectly liable for approximately $142.3 million of net long-term debt of Waldorf outstanding on such date. Waldorf is a leading manufacturer of folding cartons and recycled clay-coated paperboard, as well as a manufacturer of recycled corrugating medium. The Waldorf Acquisition was financed with available cash and borrowings aggregating $240.0 million under a new $400.0 million revolving credit facility. The Company currently plans to repay a portion of such borrowings with the net proceeds of a public offering of equity securities in the first half of fiscal 1997. Consummation of such public offering will be dependent upon the market conditions prevailing at the time.

The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A Common Stock in open market transactions on the New York Stock Exchange. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B Common Stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B Common Stock purchased under these programs may not exceed 1.5 million shares. During the three months ended December 31, 1996, the Company did not repurchase any shares of Class A or Class B Common Stock. As of December 31, 1996, an aggregate of 716,500 shares had been repurchased under these programs. The Company anticipates that it will make additional purchases through July 1998.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its bank credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

The Class A Common Stock of the Company commenced trading on the New York Stock Exchange under the symbol "RKT" on December 31, 1996. Prior to that time, the Class A Common Stock was traded on the Nasdaq National Market under the symbol "RKTN".

DEPRECIATION CHANGE

Effective October 1, 1996, the Company changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change was applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues, and 3) the fact that the straight-line method is the predominant industry practice. Given the Company's circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the three months ended December 31, 1996 was immaterial.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11 - Statement regarding Computation of Per Share Earnings

         18 - Letter regarding change in accounting principle

         27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         1. On October 23, 1996, the Company filed a Current Report on Form 8-K, dated October 23, 1996, under which the Company filed a statement to avail itself of the safe harbor provided in the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to "forward looking statements".

         2. On December 20, 1996, the Company filed a Current Report on Form 8-K, dated December 20, 1996, under which the Company filed a copy of a press release announcing the proposed acquisition of all of the outstanding capital stock of the parent of Waldorf Corporation in January of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROCK-TENN COMPANY
                                             (Registrant)




Date:  February 11, 1997     By:      /s/ DAVID C. NICHOLSON
    ------------------------       --------------------------
                                     David C. Nicholson, Senior Vice-President,
                                       Chief Financial Officer, Secretary
                                       (Principal Financial Officer, Principal
                                         Accounting Officer and duly
                                         authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS


                                                                                    Page No.


Exhibit 11        Statement Regarding Computation of Per Share Earnings                 15

Exhibit 18        Letter Regarding Change in Accounting Principle                       16

Exhibit 27        Financial Data Schedule (for SEC use only)