Form 10-Q
period 1997-03-31
ROCK TENN CO
filed 1997-05-15
CIK 230498

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997
                                                 --------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission File Number 0-23340
                                                -------

                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


         Georgia                                       62-0342590
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


504 Thrasher Street, Norcross, Georgia                  30071
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)


        Registrant's telephone number, including area code (770) 448-2193
                                                           --------------

                                       N/A
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                            Outstanding as of May 13, 1997
-----------------------------------           ------------------------------
Class A Common Stock, .01 par value                       21,447,222
Class B Common Stock, .01 par value                       11,941,884

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ROCK-TENN COMPANY


                                      INDEX


                                                                                           Page No.
                                                                                           --------


 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Statements of Operations for the three months and
           six months ended March 31, 1997 and 1996                                               1

         Condensed Consolidated Balance Sheets at March 31, 1997 and
           September 30, 1996                                                                     2

         Condensed Consolidated Statements of Cash Flows for the six months
           ended March 31, 1997 and 1996                                                          3

         Notes to Condensed Consolidated Financial Statements                                     4

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                              8

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                                     14

 Item 6. Exhibits and Reports on Form 8-K                                                        15

         Index to Exhibits                                                                       17


                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three Months Ended        Six Months Ended
                                               March 31,     March 31,   March 31,     March 31,
                                                 1997          1996        1997          1996
-----------------------------------------------------------------------------------------------

Net sales                                      $ 275,397    $ 216,477    $ 483,715    $ 435,839

Cost of goods sold                               209,653      156,290      364,378      317,493
                                               ---------    ---------    ---------    ---------

Gross profit                                      65,744       60,187      119,337      118,346

Selling, general and administrative expenses      48,889       37,852       88,400       74,366

Plant closure and other costs                     12,784           --       12,784           --
                                               ---------    ---------    ---------    ---------

Income from operations                             4,071       22,335       18,153       43,980

Interest income                                      111          224          607          472

Interest expense                                  (6,804)      (2,774)      (9,246)      (5,658)
                                               ---------    ---------    ---------    ---------

Income (loss) before income taxes                 (2,622)      19,785        9,514       38,794

Provision for income taxes                         4,569        7,518        9,306       14,742
                                               ---------    ---------    ---------    ---------

Net income (loss)                              $  (7,191)   $  12,267    $     208    $  24,052
                                               =========    =========    =========    =========

Weighted average number of common and
     common equivalent shares outstanding         33,266       33,978       34,114       33,954
                                               =========    =========    =========    =========


Earnings (loss) per common and common
     equivalent share                          $    (.22)   $     .36    $     .01    $     .71
                                               =========    =========    =========    =========

Cash dividends per common share                $    .075    $    .068    $     .15    $    .136
                                               =========    =========    =========    =========


                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    March 31,    September 30,
                                                                                      1997           1996
-------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     7,211    $  50,876
   Accounts receivable (net of allowance for
     doubtful accounts of $4,098 and $3,094)                                            93,201       78,041
   Inventories                                                                          91,050       58,505
   Other current assets                                                                 29,780        1,908
                                                                                   -----------    ---------
TOTAL CURRENT ASSETS                                                                   221,242      189,330

Property, plant and equipment at cost:
   Land and buildings                                                                  138,459      113,059
   Machinery and equipment                                                             651,629      478,181
   Leasehold improvements                                                                4,103        4,049
   Transportation equipment                                                             13,435       12,106
                                                                                   -----------    ---------
                                                                                       807,626      607,395
   Less accumulated depreciation and amortization                                     (291,655)    (272,541)
                                                                                   -----------    ---------
   Net property, plant and equipment                                                   515,971      334,854
Goodwill                                                                               299,651       48,632
Other assets                                                                            16,867        8,872
                                                                                   -----------    ---------
                                                                                   $ 1,053,731    $ 581,688
                                                                                   ===========    =========

-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $    45,936    $  28,555
   Accrued compensation and benefits                                                    35,366       21,838
   Current maturities of long-term debt                                                 25,038        7,260
   Other current liabilities                                                            13,749       11,296
                                                                                   -----------    ---------
   TOTAL CURRENT LIABILITIES                                                           120,089       68,949

Long-term debt due after one year                                                      510,667      139,344
Deferred income taxes                                                                   73,295       23,136
Other liabilities                                                                        3,869        1,104
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at March 31, 1997 and September 30, 1996                            --           --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     21,361,558 outstanding at March 31, 1997 and 21,178,313 outstanding at
     September 30, 1996; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,931,984 outstanding
     at March 31, 1997 and 11,949,097 outstanding at September 30, 1996                    333          331

   Capital in excess of par value                                                      112,235      109,879
   Retained earnings                                                                   234,673      239,561
   Other                                                                                (1,430)        (616)
                                                                                   -----------    ---------

       TOTAL SHAREHOLDERS' EQUITY                                                      345,811      349,155
                                                                                   -----------    ---------
                                                                                   $ 1,053,731    $ 581,688
                                                                                   ===========    =========

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                 March 31,   March 31,
                                                                                   1997        1996
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                   $     208    $ 24,052
   Items in income not affecting cash:
     Depreciation and amortization                                                 27,540      23,541
     Plant closure and other costs                                                 12,784          --
     Deferred income taxes                                                          5,017       1,736
     Gain on sale of property, plant and equipment                                   (229)       (729)

   Change in operating assets and liabilities (excluding acquisition):
     Accounts receivable                                                            6,718      12,974
     Inventories                                                                   (1,152)      2,241
     Other assets                                                                  (7,340)      5,093
     Accounts payable                                                              (1,406)     (5,220)
     Accrued liabilities                                                          (14,683)     (6,259)
     Income taxes payable                                                             (17)         --
     Other                                                                           (484)       (203)
                                                                                ---------    --------
     CASH PROVIDED BY OPERATING ACTIVITIES                                         26,956      57,226
FINANCING ACTIVITIES:
   Net additions to revolving credit facilities                                   388,853          --
   Additions to long-term debt                                                      1,500          --
   Repayment of long-term debt                                                   (144,954)    (16,321)
   Sales of common stock                                                            2,254       1,099
   Purchases of common stock                                                           --        (323)
   Cash dividends paid                                                             (4,990)     (4,526)
                                                                                ---------    --------

   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               242,663     (20,071)

INVESTING ACTIVITIES:
   Cash paid for purchase of business                                            (267,152)         --
   Capital expenditures                                                           (45,590)    (33,979)
   Proceeds from sale of property, plant and equipment                                851       1,546
   Cash paid for intangibles                                                       (1,397)       (191)
   Decrease in unexpended industrial revenue bond proceeds                             --       1,363
                                                                                ---------    --------

   CASH USED FOR INVESTING ACTIVITIES                                            (313,288)    (31,261)

Effect of exchange rate changes on cash                                                 4         (19)

(Decrease) increase in cash and cash equivalents                                  (43,665)      5,875
Cash and cash equivalents at beginning of period                                   50,876      21,532
                                                                                ---------    --------
Cash and cash equivalents at end of period                                      $   7,211    $ 27,407
                                                                                =========    ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes                                                                  12,328    $  9,427
     Interest (net of amounts capitalized)                                          9,059       5,677
Supplemental disclosure of noncash investing and financing activities:
     Indebtedness assumed in connection with acquisition                          143,706          --

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended March 31, 1997 and 1996, the Company's financial position at March 31, 1997 and September 30, 1996, and the cash flows for the six-month periods ended March 31, 1997 and 1996.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

The results for the six months ended March 31, 1997 are not necessarily indicative of results that may be expected for the full year.

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

Inventories at March 31, 1997 and September 30, 1996 were as follows (in thousands):

                                                               March 31,       September 30,
                                                                 1997              1996
                                                               ---------         --------
                                                              (Unaudited)

         Finished goods and work in process                    $  67,726         $ 46,796
         Raw materials                                            32,239           26,583
         Supplies                                                 11,775            5,816
                                                               ---------         --------
         Inventories at first-in, first-out (FIFO) cost          111,740           79,195
         LIFO reserve                                            (20,690)         (20,690)
                                                               ---------         --------
         Net inventories                                       $  91,050         $ 58,505
                                                               =========         ========

NOTE 4.  NEW DEPRECIATION METHOD

Effective October 1, 1996, the Company changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change was applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues, and 3) the fact that the straight-line method is the predominant industry practice. Given the Company's circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the three months and six months ended March 31, 1997 was to increase net income by approximately $313,000, or $.01 per share and $381,000, or $.01 per share, respectively.

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

NOTE 6.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 ("SFAS 128") establishes accounting standards for computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company is required to adopt this statement in fiscal 1998. Earnings per common and common equivalent shares for the three months and six months periods ended March 31, 1997 and 1996 under this new standard would have been the following:.

                                                  Three Months Ended      Six Months Ended
                                                 March 31,   March 31   March 31    March 31,
                                                   1997        1996       1997        1996
                                                --------------------------------------------

         Basic earnings per common share        $  (.22)     $   .37     $   .01     $   .72

         Diluted earnings per common and
              common equivalent share           $  (.22)     $   .36     $   .01     $   .71

NOTE 7.  ACQUISITION OF BUSINESS

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf") for approximately $239,000,000 in cash (the "Waldorf Acquisition"). In addition, in connection with the Waldorf Acquisition, the Company (i) made certain payments on the closing date aggregating $32,600,000 relating to the settlement of a contingent interest agreement with a former creditor of Waldorf and the termination of Waldorf's Stock Appreciation Rights Plan and (ii) became indirectly liable for the net long-term debt of Waldorf outstanding on such date. The Waldorf Acquisition did not include Waldorf's Canadian subsidiary, which was disposed of by Waldorf's parent prior to the consummation of the Waldorf Acquisition. The Waldorf Acquisition was financed with available cash and borrowings under a new $400,000,000 revolving credit facility.

The consolidated statements of operations for fiscal 1997 include the results of operations of Waldorf from the date of acquisition. The Waldorf Acquisition has been accounted for under the purchase method of accounting. The total estimated purchase price for the Waldorf Acquisition has been allocated on a preliminary basis to assets and liabilities based on management's estimates of their fair values with the excess of cost over net assets acquired allocated to goodwill. Each of such allocations is subject to revision when additional information concerning asset and liability valuation is obtained. This allocation is subject to change pending a final analysis of the value of the assets acquired and liabilities assumed. The impact of such changes could be material. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):


         Net working capital                         $  24,283
         Property, plant, equipment and other          160,526
         Goodwill                                      266,209
         Other intangible assets                         5,000
         Deferred tax liabilities                      (45,160)
                                                     ---------
         Net assets                                    410,858
         Less long-term debt assumed                  (143,706)
                                                     ---------
         Net purchase price                          $ 267,152
                                                     =========


The following unaudited pro forma financial information gives effect to the Waldorf Acquisition as if it had occurred at the beginning of the periods presented. The pro forma financial information is provided for informational purposes only. It is based on historical information and does not purport to represent what the Company's results of operations would actually have been had the Waldorf Acquisition actually occurred at the beginning of such periods nor is it necessarily indicative of future results of operations of the combined enterprise (in thousands, except per share data, unaudited):

                                             Six months ended March 31,
                                                 1997           1996
                                             --------------------------
                                                    (Unaudited)

         Net sales                             $584,575        $618,500
         Net income                              (2,430)         27,526
         Earnings per common and common
              equivalent share                     (.07)            .81

NOTE 8.  REVOLVING CREDIT FACILITY

On January 21, 1997, the Company replaced its existing revolving credit facilities, which provided for aggregate borrowing availability of $100,000,000, with a revolving credit facility which increases the Company's aggregate borrowing availability to $400,000,000. The term of the new facility is five years and contains restrictive covenants that are not significantly different from those contained in the previous facilities. As of March 31, 1997, there was $389,000,000 of borrowings outstanding under the new facility, all but $15,000,000 of which has been classified as long-term since the Company has both the ability to continue to finance this amount pursuant to the terms of the revolving credit facility and the intent to not repay this amount with cash from operations during the ensuing year.

NOTE 9.  PLANT CLOSURE

In connection with the Waldorf Acquisition the Company began a review of the combined operations of Rock-Tenn and Waldorf in order to most efficiently serve its markets, eliminate geographic overlaps and coordinate production. In connection with this ongoing review, in the second quarter of fiscal 1997, management decided to close the Company's existing folding carton plant at Mundelein, Illinois. The Mundelein facility was acquired in the acquisition of Olympic Packaging in 1995. In connection with this planned closure (which was announced to employees and customers in April 1997) and considering the impact of the Waldorf Acquisition, the Company charged to earnings in the quarter ended March 31, 1997 $12,800,000 consisting primarily of the non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary. The write-off of goodwill was required based upon the decision to close the Mundelein facility and the determination that such goodwill would not be recoverable. The Company expects that it will incur additional non-recurring, after-tax costs including employee termination and related charges associated with the plant closing of $1,500,000 to $2,000,000 during the third quarter of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

NOTE 10.  OTHER EVENTS

On January 8, 1997, the Company announced that it had signed a letter of intent with Sonoco Products Company ("Sonoco") to combine the Company's and Sonoco's fiber partition businesses into a new entity. The Company will contribute eight fiber partition plants and a machine engineering facility in the U.S. and Sonoco will contribute six fiber partition plants in the U.S. and its fiber partition plant in Mexico to the entity. Under the terms of the agreement, the Company will own 65% of the entity and Sonoco will own 35%. Consummation of the arrangement is subject to the satisfaction of a number of conditions including negotiation and execution of definitive agreements, obtaining certain regulatory approvals and the satisfactory completion of due diligence. The closing of the agreement is expected to take place in the second half of fiscal 1997.

On May 12, 1997, the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets and assume certain of the liabilities of The Davey Company, a manufacturer of recycled paperboard used by the book manufacturing industry for bookcovers. The purchase price for the acquisition will consist of approximately 1,200,000 shares of Rock-Tenn Class A Common Stock, which will be registered under the Securities Act of 1933, as amended, subject to certain adjustments. The acquisition is expected to close during the third quarter of fiscal 1997, subject to certain customary conditions including obtaining regulatory approvals.

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

SEGMENT INFORMATION

The Company operates principally in two industry segments: converted products and paperboard. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and uncoated paperboard and corrugating medium and that collect recovered paper.

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

==========================================================================================================
                                           FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                           MARCH 31,         MARCH 31,          MARCH 31,        MARCH 31,
                                             1997              1996               1997             1996
----------------------------------------------------------------------------------------------------------
NET SALES:

Converted Products                        $ 231,520         $ 193,347         $ 415,957         $ 386,436
Paperboard                                  100,396            71,896           166,942           144,859
Intersegment Eliminations                   (56,519)          (48,766)          (99,184)          (95,456)
----------------------------------------------------------------------------------------------------------
TOTAL                                     $ 275,397         $ 216,477         $ 483,715         $ 435,839
----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES:

Converted Products                        $  (4,580)        $   7,627         $     359         $  14,268
Paperboard                                   12,187            16,496            23,191            33,336
Corporate Expense                            (2,706)           (1,788)           (4,567)           (3,624)
Intersegment Eliminations                      (830)               --              (830)               --
Interest Expense                             (6,804)           (2,774)           (9,246)           (5,658)
Interest Income                                 111               224               607               472
----------------------------------------------------------------------------------------------------------
TOTAL                                     $  (2,622)        $  19,785         $   9,514         $  38,794
==========================================================================================================
Paperboard Shipped (in tons)                246,387           155,095           406,692           303,131
==========================================================================================================

Note: All per share amounts in the following discussion have been retroactively restated to reflect a 10% stock dividend paid on November 15, 1996.

RESULTS OF OPERATIONS

General. The paperboard industry is currently experiencing a period of weak conditions and selling prices within the industry have been negatively affected. These lower selling prices have had a significant negative effect on the results of operations of the Company's paperboard segment as well as the Company's overall results during the six months ended March 31, 1997. In addition, in connection with the acquisition of the Waldorf Corporation (the "Waldorf Acquisition") the Company acquired a plant that manufactures corrugating medium, a product that was not previously manufactured by the Company. Due primarily to these negative industry conditions, the Company's corrugating medium business has incurred significant losses since January 21, 1997, the date of the Waldorf Acquisition. The Company anticipates that results of operations attributable to the Company's paperboard operations, including its medium business, will continue to be negatively affected until industry conditions improve.

Net Sales (Unaffiliated Customers). Net sales for the quarter ended March 31, 1997 increased 27.2% to $275.4 million from $216.5 million for the quarter ended March 31, 1996. Net sales for the six months ended March 31, 1997 increased 11.0% to $483.7 million from $435.8 million for the six months ended March 31, 1996. Net sales increased for the quarter and for the six months ended March 31, 1997 as a result of the Waldorf Acquisition on January 21, 1997.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended March 31, 1997 increased 19.8% to $231.5 million from $193.3 million for the quarter ended March 31, 1996. Net sales of converted products before intersegment eliminations for the six months ended March 31, 1997 increased 7.7% to $416.0 from $386.4 for the six months ended March 31, 1996. The increase for the quarter ended and for the six months ended March 31, 1997 was primarily the result of the Waldorf Acquisition on January 21, 1997.

Net Sales (Aggregate) - Paperboard Segment. Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 1997 increased 39.6% to $100.4 million from $71.9 million for the quarter ended March 31, 1996. Net sales of paperboard before intersegment eliminations for the six months ended March 31, 1997 increased 15.2% to $166.9 million from $144.9 million for the six months ended March 31, 1996. The increase for the quarter ended and the six months ended March 31, 1997 was primarily the result of the Waldorf Acquisition on January 21, 1997.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 1997 increased 34.2% to $209.7 million from $156.3 million for the quarter ended March 31, 1996. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 1997 increased to 76.1% from 72.2% for the quarter ended March 31, 1996. Cost of goods sold for the six months ended March 31, 1997 increased 14.8% to $364.4 million from $317.5 million for the six months ended March 31, 1996. Cost of goods sold as a percentage of net sales for the six months ended March 31, 1997 increased to 75.3% from 72.9% for the six months ended March 31, 1996. The average cost of recovered paper, the Company's primary raw material, increased to $57 per ton for the quarter ended March 31, 1997 compared to $53 per ton for the quarter ended March 31, 1996. This cost increase and lower average selling prices which were partially offset by higher volumes of paperboard shipped resulted in an increase in cost of goods sold as a percentage of net sales for the quarter ended March 31, 1997. The average cost of recovered paper for the six months ended March 31, 1997 decreased to approximately $55 per ton from $59 per ton for the six months ended March 31, 1996. This cost decrease and higher volume of paperboard shipped were not enough to offset the impact of lower average selling prices. As a result, cost of goods sold as a percentage of sales increased for the six months ended March 31, 1997. (See discussion in General section)

Substantially all U.S. inventories of the Company are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which management believes generally results in a better matching of current costs and revenues than under the first-in, first-out (FIFO) inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite. The Company's quarterly results of operations reflect LIFO estimates based on management's projection of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $0.4 million higher and $2.0 million lower than it would have been under the FIFO method in the quarter ended March 31, 1997 and 1996, respectively. Cost of goods sold determined under the LIFO method was the same as it would have been and $2.5 million lower than it would have been under the FIFO method for the six months ended March 31, 1997 and 1996, respectively. Net income was $0.2 million lower and $1.2 million higher than it would have been under the FIFO method in the quarter ended March 31, 1997 and 1996, respectively. Net income was the same as it would have been and $1.6 million higher than it would have been under the FIFO method for the six months ended March 31, 1997 and 1996, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended March 31, 1997 increased 9.1% to $65.7 million from $60.2 million for the quarter ended March 31, 1996. Gross profit for the six months ended March 31, 1997 increased .8% to $119.3 million from $118.3 for the six months ended March 31, 1996. Gross profit as a percentage of net sales decreased to 23.9% for the quarter ended March 31, 1997 from 27.8% for the quarter ended March 31, 1996. Gross profit as a percentage of net sales decreased to 24.7% for the six months ended March 31, 1997 from 27.1% for the six months ended March 31, 1996. The decrease in gross profit as a percentage of net sales for the quarter ended March 31, 1997 was primarily the result of reductions in average selling prices and increases in the cost of recovered paper, the Company's primary raw material, which were partially offset by increases in tons shipped in the paperboard segment. The decrease in gross profit as a percentage of net sales for the six months ended March 31, 1997 was primarily the result of reductions in average selling prices, which were partially offset by decreases in the cost of recovered paper and increases in tons shipped in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1997 increased 29.0% to $48.9 million from $37.9 million for the quarter ended March 31, 1996. Selling, general and administrative expenses for the six months ended March 31, 1997 increased 18.8% to $88.4 million from $74.4 million for the six months ended March 31, 1996. Selling, general and administrative expenses as a percentage of net sales for the quarter ended March 31, 1997 increased to 17.8% from 17.5% for the quarter ended March 31, 1996. Selling, general and administrative expenses as a percentage of net sales for the six months ended March 31, 1997 increased to 18.3% from 17.1% for the six months ended March 31, 1996. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter ended and the six months ended March 31, 1997 resulted from increased freight costs, increased salary and benefit costs and an increase in goodwill amortization expense resulting from the Waldorf Acquisition.

Plant Closure and Other Costs. In connection with the Waldorf Acquisition the Company began a review of the combined operations of Rock-Tenn and Waldorf in order to most efficiently serve its markets, eliminate geographic overlaps and coordinate production. In connection with this ongoing review, in the second quarter of fiscal 1997, management decided to close the Company's existing folding carton plant at Mundelein, Illinois. The Mundelein facility was acquired in the acquisition of Olympic Packaging in 1995. In connection with this planned closure (which was announced to employees and customers in April 1997) and considering the impact of the Waldorf Acquisition, the Company charged to earnings in the quarter ended March 31, 1997 $12.8 million consisting primarily of the non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary. The write-off of goodwill was required based upon the decision to close the Mundelein facility and the determination that such goodwill would not be recoverable. The Company expects that it will incur additional, after-tax costs including employee termination and related charges associated with the plant closing of $1.5 million to $2 million during the third quarter of fiscal 1997. See "Forward-Looking Statements."

Segment Operating Income (Loss).

Operating Income (Loss) - Converted Products Segment. Excluding the $12.8 million non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary, operating income attributable to the converted products segment for the quarter ended March 31, 1997 increased 7.9% to $8.2 million from $7.6 million for the quarter ended March 31, 1996. Excluding the $12.8 million non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary, operating income attributable to the converted products segment for the six months ended March 31, 1997 decreased 8.4% to $13.1 million from $14.3 million for the six months ended March 31, 1996. Excluding the $12.8 million non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary, operating margin for the quarter ended March 31, 1997 was 3.5% compared to 3.9% for the quarter ended March 31, 1996. Excluding the $12.8 million non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary, operating margin for the six months ended March 31, 1997 was 3.1% compared to 3.7% for the six months ended March 31, 1997. The increase in operating income for the three months ended March 31, 1997, excluding the effect of the $12.8 million non-cash write-off of goodwill, was primarily a result of the Waldorf Acquisition on January 21, 1997. The decrease in operating income for the six months ended March 31, 1997, excluding the effect of the $12.8 million non-cash write-off of goodwill, was primarily the result of decreased customer demand for converted products, particularly for folding cartons and laminated paperboard products, and reduced average selling prices for certain converted products, partially offset by the impact of the Waldorf Acquisition. Inefficiencies at the recently reconfigured Vineland laminated paperboard products facility and other laminated paperboard products facilities contributed to the decline in operating margin, excluding the effect of the $12.8 million non-cash write-off of goodwill.


Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended March 31, 1997 decreased 26.1% to $12.2 million from $16.5 million for the quarter ended March 31, 1996. Operating margin for the quarter ended March 31, 1997 was 12.2% compared to 22.9% for the quarter ended March 31, 1996. Operating income attributable to the paperboard segment for the six months ended March 31, 1997 decreased 30.3% to $23.2 million from $33.3 million for the six months ended March 31, 1996. The decrease in operating income and margin for the quarter ended March 31, 1997 was primarily the result of an increase in the weighted average cost of recovered paper, the segment's primary raw material, and lower average selling prices, which were partially offset by higher volumes shipped. Average paperboard selling prices (excluding corrugating medium) decreased to $401 per ton for the quarter ended March 31, 1997 from $438 per ton for the quarter ended March 31, 1996. The Company's weighted average cost per ton of paper recovered during the quarter ended March 31, 1997 increased to $57 per ton compared to $53 per ton during the quarter ended March 31, 1996. Tons of paperboard shipped (excluding corrugating medium) increased to 221,584 for the quarter ended March 31, 1997 from 155,095 for the quarter ended March 31, 1996.

The decrease in operating income and margin for the six months ended March 31, 1997 was primarily the result of lower average selling prices, which were partially offset by a decrease in the average cost of recovered paper and higher volumes shipped. Average paperboard selling prices (excluding corrugating medium) decreased to $396 per ton for the six months ended March 31, 1997 from $452 per ton for the six months ended March 31, 1996. The Company's weighted average cost per ton of paper recovered during the six months ended March 31, 1997 decreased to $55 per ton compared to $59 per ton for the six months ended March 31, 1996. Tons of paperboard (excluding corrugating medium) shipped increased to 381,889 for the six months ended March 31, 1997 from 303,131 for the six months ended March 31, 1996. (See "General")

Interest Expense. Interest expense for the quarter ended March 31, 1997 increased to $6.8 million from $2.8 million for the quarter ended March 31, 1996. Interest expense for the six months ended March 31, 1997 increased to $9.2 million from $5.7 million for the six months ended March 31, 1996. The increase in interest expense for the quarter and the six months ended March 31, 1997 was primarily due to an increase in the average outstanding borrowings during such periods resulting from the Waldorf Acquisition.

Provision for Income Taxes. Provision for income taxes decreased to $4.6 million for the quarter ended March 31, 1997 from $7.5 million for the quarter ended March 31, 1996. Provision for income taxes for the six months ended March 31, 1997 decreased to $9.3 million from $14.7 million for the six months ended March 31, 1996. Excluding the effect of the non-cash write-off of goodwill, which is not deductible for income tax purposes, associated with the Olympic Packaging acquisition, the Company's effective tax rate increased to 41.7% for the six months ended March 31, 1997 compared to 38.0% for the six months ended March 31, 1996. This increase in the effective tax rate was primarily due to the effect of amortization of goodwill associated with the Waldorf Acquisition that is not deductible for income tax purposes..

Net Income (Loss) and Earnings (Loss) Per Common and Common Equivalent Share. Net income (loss) for the quarter ended March 31, 1997 decreased 158.5% to a $7.2 million loss from net income of $12.3 million for the quarter ended March 31, 1996. Net income for the six months ended March 31, 1997 decreased 99.2% to $0.2 million from $24.1 million for the six months ended March 31, 1996. Net income (loss) as a percentage of net sales decreased to (2.6)% for the quarter ended March 31, 1997 from 5.7% for the quarter ended March 31, 1996. Net income
(loss) as a percentage of net sales decreased to less than 1% for the six months ended March 31, 1997 from 5.5% for the six months ended March 31, 1996. Earnings
(loss) per common and common equivalent share for the quarter ended March 31, 1997 decreased 161.1% to $(.22) from $.36 for the quarter ended March 31, 1996. Earnings (loss) per common and common equivalent share for the six months ended March 31, 1997 decreased to $.01 from $.71 for the six months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. In January

1997, the Company entered into a new credit facility under which it has aggregate borrowing availability of $400.0 million, which replaced the existing revolving credit facilities, under which it had aggregate borrowing availability of $100.0 million. At March 31, 1997, the Company had $389.0 million outstanding under its new revolving credit facility. Cash and cash equivalents, $7.2 million at March 31, 1997, decreased from $50.9 million at September 30, 1996.

Net cash provided by operating activities for the six months ended March 31, 1997 was $27.0 million compared to $57.2 million for the six months ended March 31, 1996. This decrease was primarily the result of decreased earnings before depreciation and amortization and an increase in net operating asset requirements. Net cash provided by financing activities aggregated $242.7 million for the six months ended March 31, 1997 and consisted primarily of borrowings under the Company's $400.0 million revolving credit facility, net of scheduled repayments of long-term debt, repayments of certain acquired indebtedness of Waldorf and dividend payments. Net cash used for financing activities aggregated $20.1 million for the six months ended March 31, 1996 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $313.3 million for the six months ended March 31, 1997 compared to $31.3 million for the quarter ended March 31, 1996 and consisted primarily of cash paid for the Waldorf Acquisition and capital expenditures for the six months ended March 31, 1997 and capital expenditures for the six months ended March 31, 1996.

The Company estimates that its capital expenditures will aggregate approximately $45 million for the remainder of fiscal 1997, excluding any expenditures which may be made relating to facilities acquired in fiscal 1997. The Company is still evaluating the capital requirements of the facilities acquired in the Waldorf Acquisition. These expenditures will be used for (i) the remaining payments for three printers, the remaining payments for three die cutters and four gluer upgrades in the Folding Carton Division, (ii) a die cutter and conveyors in the Corrugated Division, (iii), a laminator upgrade and a cut-to-size machine in the Paperboard Products Division, (iv) the remaining capital costs associated with the construction and relocation for one facility in the Recycled Fiber Division,
(v) the upgrading of the paperforming, coating and drying equipment at the Company's paperboard mills and (vi) the upgrading of computer hardware in several of the Company's manufacturing facilities.

The Company historically has expanded its business through the acquisition of other related businesses and the Company plans to continue to focus on making acquisitions. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it will be able to capitalize on this trend in the future.

On January 8, 1997, the Company announced it had signed a letter of intent to enter into an agreement to form a new entity with Sonoco Products Company which would consist of both companies' respective solid fiber partition businesses. Pursuant to the agreement, the Company will own 65% of the entity and will supply 65% of the joint venture's paperboard needs. Rock-Tenn and Sonoco continue to seek regulatory approval and expect that the closing of this joint venture will occur during the second half of fiscal 1997.

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf') for approximately $239.0 million in cash (the Waldorf Acquisition). In addition, in connection with the Waldorf Acquisition, the Company (i) made certain payments on the closing date aggregating $32.6 million relating to the settlement of a contingent interest agreement with a former creditor of Waldorf and the termination of Waldorf's Stock Appreciation Rights Plan and (ii) became indirectly liable for approximately $141.7 million of net long-term debt of Waldorf outstanding on such date. Waldorf is a leading manufacturer of folding cartons and recycled clay-coated paperboard, as well as a manufacturer of recycled corrugating medium. The Waldorf Acquisition was financed with available cash and borrowings aggregating $240.0 million under the Company's $400.0 million revolving credit facility.

The Company will delay until market conditions improve a previously announced proposed public offering of equity securities originally planned for the first half of 1997. The proceeds from the proposed public offering were to be used to repay a portion of the borrowings incurred by the Company in connection with the Waldorf Acquisition.

The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A Common Stock in open market transactions on the New York Stock Exchange. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B Common Stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B Common Stock purchased under these programs may not exceed 1.5 million shares. During the six months ended March 31, 1997, the Company did not repurchase any shares of Class A or Class B Common Stock. As of March 31, 1997, an aggregate of 716,500 shares had been repurchased under these programs. The Company anticipates that it will make additional purchases through July 1998.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its bank credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

DEPRECIATION CHANGE

Effective October 1, 1996, the Company changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change was applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues, and 3) the fact that the straight-line method is the predominant industry practice. Given these circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the three months and six months ended March 31, 1997 was to increase net income by approximately $313,000, or $.01 per share and $381,000, or $.01 per share, respectively.

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 128 ("SFAS 128") establishes accounting standards for computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company is required to adopt this statement in fiscal 1998. See Note 6 of Notes to Condensed Consolidated Financial Statements for the disclosure of the effect of SFAS 128 on the periods presented.

FORWARD-LOOKING STATEMENTS

Statements herein regarding employee termination and related charges and the Company's anticipated performance in subsequent quarters constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to employee termination and related charges, management has made assumptions regarding, among other things, the timing of the plant closing and the realizable value of any property or equipment disposed of. Further, any statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, decreases in demand for the Company's products, increases in raw material costs, fluctuations in selling prices and adverse changes in general market and industry conditions. Management believes these estimates are reasonable; however undue reliance should not be placed on such estimates which are based on current expectations.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on Thursday, February 20, 1997 at which several matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the four individuals elected as directors of the Company for a term expiring in 2000 were as follows (there were no abstentions or broker non-votes):

                                            For            Withheld
                                            ---            --------

         Bradley Currey, Jr              113,642,970        76,156
         Mary Louise Morris Brown        113,640,016        76,110
         John D. Hopkins                 113,650,551        68,575
         James W. Johnson                113,646,451        72,675

         Additional directors, whose terms of office as directors continued after the meeting, are as follows:

         Term expiring in 1998                                Term expiring in 1999
         ---------------------                                ---------------------
         Stephen G. Anderson                                  J. Hyatt Brown
         Robert B. Currey                                     C. Randolph Sexton
         Lawrence L. Gellerstedt                              Jay Shuster
         John W. Spiegel


(b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                                           Broker
         Description of Matter                       For                  Against       Abstain           Non-Votes
         ---------------------                       ---                  -------       -------           ---------

         Ratification of the
         appointment of Ernst &
         Young LLP as independent
         auditors of the Company
         to serve for the 1997 fiscal year         113,643,862             4,591         70,673              ---

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1- Stock Purchase Agreement by and among Rock-Tenn Company and the
              Shareholders of Wabash Corporation dated January 21, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's
               Current Report on Form 8-K dated as of January 21, 1997 and as amended in the Registrant's Current Report on Form 8-K/A dated as of January 21, 1997).

         4.1- Credit Agreement dated as of January 21, 1997 among Rock-Tenn
              Company, the Lenders named therein and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated as of January 21, 1997 and as amended in the Registrant's Current Report on Form 8-K/A dated as of January 21, 1997).

         11 - Statement Regarding Computation of Per Share Earnings

         27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         1. On January 8, 1997, the Company filed a Current Report on Form 8-K, dated January 8, 1997, under which the Company filed a press release announcing the proposed formation of a joint venture between the Company and Sonoco Products Company through the combination of their fiber partition businesses.

         2. On January 10, 1997, the Company filed a Current Report on Form 8-K, dated January 10, 1997, under which the Company filed a copy of a press release announcing the Company's results for the first fiscal quarter ending December 31, 1996.

         3. On February 5, 1997, the Company filed a Current Report on Form 8-K, dated January 21, 1997, which contained the financial statements of Waldorf Corporation, pro forma financial information and exhibits required in connection with the acquisition of all of the outstanding capital stock of Wabash Corporation, the parent of Waldorf Corporation.

         4. On February 13, 1997, the Company filed a Current Report on Form 8-K/A, dated January 21, 1997, which contained the financial statements of Waldorf Corporation and exhibits required in connection with the acquisition of all of the outstanding capital stock of Wabash Corporation, the parent of Waldorf Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ROCK-TENN COMPANY
                                           (Registrant)




Date  May 13, 1997                 By: /s/ DAVID C. NICHOLSON
     -------------                 ------------------------------------------
                                   David C. Nicholson, Senior Vice-President,
                                     Chief Financial Officer, Secretary
                                     (Principal Financial Officer, Principal
                                       Accounting Officer and duly
                                       authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS


                                                                                                        Page No.

Exhibit 2.1 Stock Purchase Agreement by and among Rock-Tenn Company and the Shareholders of Wabash Corporation dated January 21, 1997
                  (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K dated as of January 21, 1997 and as amended in the Registrant's Current Report on Form 8-K/A dated as of January 21, 1997).

Exhibit 4.1       Credit Agreement dated as of January 21, 1997 among Rock-Tenn
                  Company, the Lenders named therein and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated as of January 21, 1997 and as amended in the Registrant's Current
                  Report on Form 8-K/A dated as of January 21, 1997).

Exhibit 11        Statement Regarding Computation of Per Share Earnings                                   18

Exhibit 27        Financial Data Schedule (for SEC use only)