Form 10-Q
period 1997-06-30
ROCK TENN CO
filed 1997-08-14
CIK 230498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 0-23340

                               ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)

            Georgia                                           62-0342590
-------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

504 Thrasher Street, Norcross, Georgia                          30071
----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (770) 448-2193

                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             -------     -------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                           Outstanding as of August 12, 1997
-----------------------------------          ---------------------------------
Class A Common Stock, .01 par value                     22,551,628
Class B Common Stock, .01 par value                     11,819,948

                               ROCK-TENN COMPANY

                                     INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of Income for the three months and
                    nine months ended June 30, 1997 and 1996                                               1

                  Condensed Consolidated Balance Sheets at June 30, 1997 and
                    September 30, 1996                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 1997 and 1996                                                           3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              8

PART II.OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                        15

                  Index to Exhibits                                                                       17

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ROCK-TENN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended        Nine Months Ended
                                                 June 30,   June 30,       June 30,   June 30,
                                                 1997          1996        1997          1996
-----------------------------------------------------------------------------------------------
Net sales                                      $ 300,302    $ 216,211    $ 784,017    $ 652,050

Cost of goods sold                               225,063      153,648      589,441      471,141
                                               ---------    ---------    ---------    ---------

Gross profit                                      75,239       62,563      194,576      180,909

Selling, general and administrative expenses      53,027       38,438      141,427      112,804

Plant closure and other costs                      2,700         --         15,484         --
                                               ---------    ---------    ---------    ---------

Income from operations                            19,512       24,125       37,665       68,105

Interest income                                       82          360          689          832

Interest expense                                  (8,596)      (2,670)     (17,842)      (8,328)
                                               ---------    ---------    ---------    ---------

Income before income taxes                        10,998       21,815       20,512       60,609

Provision for income taxes                         4,786        8,290       14,092       23,032
                                               ---------    ---------    ---------    ---------

Net income                                     $   6,212    $  13,525    $   6,420    $  37,577
                                               =========    =========    =========    =========

Weighted average number of common and
     common equivalent shares outstanding         34,085       34,121       34,102       34,007


Earnings per common and common
      equivalent share                         $     .18    $     .40    $     .19    $    1.10

Cash dividends per common share                $    .075    $    .068    $    .225    $    .205
                                               =========    =========    =========    =========


                            See accompanying notes

                               ROCK-TENN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               June 30   September 30,
                                                                                  1997           1996
-----------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $     4,173    $  50,876
   Accounts receivable (net of allowance for
     doubtful accounts of $3,935 and $3,094)                                     101,037       78,041
   Inventories                                                                    90,266       58,505
   Other current assets                                                           28,251        1,908
                                                                             -----------    ---------
TOTAL CURRENT ASSETS                                                             223,727      189,330

Property, plant and equipment at cost:

   Land and buildings                                                            144,350      113,059
   Machinery and equipment                                                       667,096      478,181
   Leasehold improvements                                                          4,104        4,049
   Transportation equipment                                                       13,912       12,106
                                                                             -----------    ---------
                                                                                 829,462      607,395
   Less accumulated depreciation and amortization                               (303,528)    (272,541)
                                                                             -----------    ---------
   Net property, plant and equipment                                             525,934      334,854
Goodwill                                                                         323,453       48,632
Other assets                                                                      18,154        8,872
                                                                             -----------    ---------
                                                                             $ 1,091,268    $ 581,688
                                                                             ===========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $    40,866    $  28,555
   Income taxes payable                                                            2,470         --
   Accrued compensation and benefits                                              36,245       21,838
   Current maturities of long-term debt                                           25,165        7,260
   Other current liabilities                                                      22,188       11,296
                                                                             -----------    ---------
TOTAL CURRENT LIABILITIES                                                        126,934       68,949

Long-term debt due after one year                                                536,010      139,344
Deferred income taxes                                                             73,000       23,136
Other liabilities                                                                  4,894        1,104
Commitments and contingencies

Shareholders' equity:

   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at June 30, 1997 and September 30, 1996                     --           --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     21,457,362 outstanding at June 30, 1997 and 21,178,313 outstanding at
     September 30, 1996; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,931,744 outstanding at June 30, 1997 and 11,949,097
     outstanding at September 30, 1996                                               334          331

   Capital in excess of par value                                                112,950      109,879
   Retained earnings                                                             238,382      239,561
   Other                                                                          (1,236)        (616)
                                                                             -----------    ---------

       TOTAL SHAREHOLDERS' EQUITY                                                350,430      349,155
                                                                             -----------    ---------
                                                                             $ 1,091,268    $ 581,688
                                                                             ===========    =========

                            See accompanying notes

                               ROCK-TENN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                                 June 30,     June 30,
                                                                                    1997         1996
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                   $   6,420    $ 37,577
   Items in income not affecting cash:
     Depreciation and amortization                                                 44,261      35,737
     Plant closure and other costs                                                 14,337          --
     Deferred income taxes                                                          5,017       2,823
     Gain on sale of property, plant and equipment                                   (404)       (717)

     Change in operating assets and liabilities (excluding acquisitions):

     Accounts receivable                                                              529      14,273
     Inventories                                                                     (278)      2,760
     Other assets                                                                  (6,276)      6,013
     Accounts payable                                                              (6,495)     (3,409)
     Accrued liabilities                                                           (6,784)        345
     Income taxes payable                                                           2,470         228
     Other                                                                           (767)       (270)
                                                                                ---------    --------

     CASH PROVIDED BY OPERATING ACTIVITIES                                         52,030      95,360

FINANCING ACTIVITIES:
   Net additions to revolving credit facilities                                   415,058          --
   Additions to long-term debt                                                      1,500       1,500
   Repayments of long-term debt                                                  (145,482)    (16,746)
   Sales of common stock                                                            2,969       1,818
   Purchases of common stock                                                           --        (323)
   Cash dividends paid                                                             (7,492)     (6,795)
                                                                                ---------    --------

     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                             266,553     (20,546)

INVESTING ACTIVITIES:
   Cash paid for purchases of businesses                                         (299,114)         --
   Capital expenditures                                                           (67,049)    (52,274)
   Proceeds from sale of building, equipment and other                              1,175       1,745
   Cash paid for intangibles                                                         (290)       (331)
   Decrease in unexpended industrial revenue bond proceeds                             --       1,363
                                                                                ---------    --------

     CASH USED FOR INVESTING ACTIVITIES                                          (365,278)    (49,497)

Effect of exchange rate changes on cash                                                (8)        (29)

(Decrease) increase in cash and cash equivalents                                  (46,703)     25,288
Cash and cash equivalents at beginning of period                                   50,876      21,532
                                                                                ---------    --------
Cash and cash equivalents at end of period                                      $   4,173    $ 46,820
                                                                                =========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                              $  12,247    $ 16,306
     Interest (net of amounts capitalized)                                         14,807       6,807
Supplemental disclosure of noncash investing and financing activities:
     Indebtedness assumed in connection with acquisition                          143,706          --

                            See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended June 30, 1997 and 1996, the Company's financial position at June 30, 1997 and September 30, 1996, and the cash flows for the nine-month periods ended June 30, 1997 and 1996.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

The results for the nine months ended June 30, 1997 are not necessarily indicative of results that may be expected for the full year.

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

Inventories at June 30, 1997 and September 30, 1996 were as follows (in thousands):

                                                                June 30,               September 30,
                                                                   1997                        1996
                                                             ----------                 -----------
                                                             (Unaudited)
         Finished goods and work in process                   $  64,659                    $ 46,796
         Raw materials                                           34,869                      26,583
         Supplies                                                11,428                       5,816
                                                              ---------                    --------
         Inventories at first-in, first-out (FIFO) cost         110,956                      79,195
         LIFO reserve                                           (20,690)                    (20,690)
                                                              ---------                    --------
         Net inventories                                      $  90,266                    $ 58,505
                                                              =========                    ========

NOTE 4.  NEW DEPRECIATION METHOD

Effective October 1, 1996, the Company changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change was applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues, and 3) the fact that the straight-line method is the predominant industry practice. Given the Company's circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the three months and nine months ended June 30, 1997 was to increase net income by approximately $690,000, or $.02 per share and $1,071,000, or $.03 per share, respectively.

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

NOTE 6.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 ("SFAS 128") establishes accounting standards for computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company is required to adopt this statement in fiscal 1998. Earnings per common and common equivalent shares for the three months and nine months ended June 30, 1997 and 1996 under this new standard would have been the following:

                                                       Three Months Ended                 Nine Months Ended
                                                     June 30,       June 30,           June 30,         June 30,
                                                        1997           1996              1997              1996
                                                     ----------------------------------------------------------
         Basic earnings per common share               $.19        $.41                 $.19              $1.13
         Diluted earnings per common and
              common equivalent share                  $.18        $.40                 $.19              $1.10

Statement of Financial Accounting Standards No. 130 ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement of Financial Accounting Standards No. 131 ("SFAS 131") establishes standards for disclosures of segment information about products and services, geographic areas, major customers, and certain interim disclosures of segment information which is not required by accounting standards currently used by the Company. These statements are required to be adopted by October 1, 1998. Currently, the Company is evaluating these new standards and is uncertain what impact SFAS 130 and SFAS 131 will have on the Company's consolidated financial statements.

NOTE 7.  ACQUISITION OF BUSINESSES

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

The consolidated statements of income for fiscal 1997 include the results of operations of Waldorf from the date of acquisition. The Waldorf Acquisition has been accounted for under the purchase method of accounting. The total estimated purchase price for the Waldorf Acquisition has been allocated on a preliminary basis to assets and liabilities based on management's estimates of their fair values with the excess of cost over net assets acquired allocated to goodwill. Each of such allocations is subject to revision when additional information concerning asset and liability valuation is obtained. This allocation is subject to change pending a final analysis of the value of the assets acquired and liabilities assumed. The impact of such changes could be material. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

         Net working capital                                  $  22,967
         Property, plant, equipment and other                   160,526
         Goodwill                                               267,886
         Other intangible assets                                  5,000
         Deferred tax liabilities                               (44,862)
                                                              ---------
         Net assets                                             411,517
         Less long-term debt assumed                           (143,706)
                                                              ---------
         Net purchase price                                   $ 267,811
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

                                                                       Nine months ended June 30,
                                                                      1997                   1996
                                                                      ----------------------------
                                                                              (Unaudited)
         Net sales                                                  $884,877               $922,755
         Net income                                                    3,782                 43,247
         Earnings per common and common
              equivalent share                                           .11                   1.27


On June 9, 1997, the Company acquired substantially all of the assets of Rite Paper Products, Inc. ("Rite Paper"), a manufacturer of component pieces primarily for the ready-to-assemble furniture industry. The acquisition was accounted for under the purchase method. The consolidated statements of income for fiscal 1997 include the results of operations of Rite Paper from the date of acquisition. The Rite Paper Acquisition is considered to be immaterial for pro forma presentation purposes and is not reflected in the aforementioned pro forma financial information.

NOTE 8.  REVOLVING CREDIT FACILITY

On January 21, 1997, the Company replaced its existing revolving credit facilities, which provided for aggregate borrowing availability of $100,000,000, with a revolving credit facility which increased the Company's aggregate borrowing availability to $400,000,000. The term of the new facility is five years and contains restrictive covenants that are not significantly different from those contained in the previous facilities. On June 6, 1997, the Company amended this facility to increase the aggregate borrowing availability to $450,000,000 and adjusted coverages and limitations of certain restrictive covenants. As of June 30, 1997, there was $415,000,000 of borrowings outstanding under the new facility, all but $15,000,000 of which has been classified as long-term debt since the Company has the ability to continue to finance this amount pursuant to the terms of the revolving credit facility and does not intend to repay this amount with cash from operations during the ensuing year.

NOTE 9.  PLANT CLOSURES

In connection with the Waldorf Acquisition the Company began a review of the combined operations of Rock-Tenn and Waldorf in order to most efficiently serve its markets, eliminate geographic overlaps and coordinate production. In connection with this ongoing review, in the second quarter of fiscal 1997, management decided to close the Company's existing folding carton plant at Mundelein, Illinois. The Mundelein facility was acquired in the acquisition of Olympic Packaging in 1995. In connection with this planned closure (which was announced to employees and customers in April 1997) and considering the impact of the Waldorf Acquisition, the Company charged to earnings $12,800,000 during the second quarter of fiscal 1997, which consisted primarily of the non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary. The write-off of goodwill was required based upon the decision to close the Mundelein facility and the determination that such goodwill would not be recoverable. For the quarter ended June 30, 1997, the Company incurred additional non-recurring expenses of approximately $1,400,000 principally for employee termination and related charges associated with closing the Mundelein facility.

During the third quarter of fiscal 1997, management decided to dispose the manufacturing machinery and equipment of a plastics recycling facility located in Indianapolis, Indiana. For the quarter ended June 30, 1997, the Company incurred additional non-recurring expenses of approximately $1,250,000 related to this closure, primarily relating to the estimated losses on disposal of the equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

NOTE 10.  OTHER EVENTS

On January 8, 1997, the Company announced that it had signed a letter of intent with Sonoco Products Company ("Sonoco") to combine the Company's and Sonoco's fiber partition businesses into a new entity. The Company will contribute eight fiber partition plants and a machine engineering facility in the U.S. and Sonoco will contribute six fiber partition plants in the U.S. and its fiber partition plant in Mexico to the entity. Under the terms of the agreement, the Company will own 65% of the entity and Sonoco will own 35%. Consummation of the arrangement is subject to the satisfaction of a number of conditions including negotiation and execution of definitive agreements, obtaining certain regulatory approvals and the satisfactory completion of due diligence. The closing of the agreement is expected to take place in the second half of calendar 1997.

NOTE 11.  SUBSEQUENT EVENTS

On July 9, 1997, the Company acquired substantially all of the assets and certain of the liabilities of The Davey Company ("Davey"), a manufacturer of recycled paperboard used by the book manufacturing industry for bookcovers. The acquisition was financed through the issuance of 863,500 shares of the Company's Class A common stock subject to certain final adjustments. The acquisition included Davey's manufacturing facilities in Jersey City, New Jersey and Aurora, Illinois, and certain manufacturing equipment located at Davey's other manufacturing facility in Downingtown, Pennsylvania. Davey announced the closure of the Downingtown facility prior to the acquisition.

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

                               ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

===========================================================================================================================
                                               FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                             JUNE 30,              JUNE 30,          JUNE 30,          JUNE 30,
                                                1997                  1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------
NET SALES:

Converted Products                           $251,657             $193,667           $667,614         $580,103
Paperboard                                    109,262               69,858            276,204          214,717
Intersegment Eliminations                     (60,617)             (47,314)          (159,801)        (142,770)
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $300,302             $216,211           $784,017         $652,050
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products                           $  9,064             $  9,620           $  9,423         $ 23,888
Paperboard                                     12,415               16,328             35,606           49,664
Corporate Expense                              (1,967)              (1,823)            (6,534)          (5,447)
Intersegment Eliminations                         ---                  ---               (830)             ---
Interest Expense                               (8,596)              (2,670)           (17,842)          (8,328)
Interest Income                                    82                  360                689              832
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                        $ 10,998             $ 21,815           $ 20,512         $ 60,609
===========================================================================================================================
Paperboard Shipped (in tons)                  271,155              161,540            677,847          464,671
===========================================================================================================================

Note: All per share amounts in the following discussion have been retroactively restated to reflect a 10% stock dividend paid on November 15, 1996.

Results of Operations

General. The paperboard industry experienced a period of lower selling prices during the last eight quarters. These lower selling prices have had a significant negative effect on the results of operations of the Company's paperboard segment as well as the Company's overall results during the nine months ended June 30, 1997. In particular, these lower selling prices have severely impacted the Company's corrugating medium business, a business acquired in the acquisition of the Waldorf Corporation (the "Waldorf Acquisition"). Since January 21, 1997, the date of the Waldorf Acquisition, the Company's corrugating medium business has incurred significant operating losses. The Company anticipates that results of operations attributable to the Company's paperboard operations, including its medium business, will continue to be negatively affected until industry conditions improve.

Net Sales (Unaffiliated Customers). Net sales for the quarter ended June 30, 1997 increased 38.9% to $300.3 million from $216.2 million for the quarter ended June 30, 1996. Net sales for the nine months ended June 30, 1997 increased 20.2% to $784.0 million from $652.1 million for the nine months ended June 30, 1996. Net sales increased for the quarter and for the nine months ended June 30, 1997 as a result of the Waldorf Acquisition on January 21, 1997.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended June 30, 1997 increased 29.9% to $251.7 million from $193.7 million for the quarter ended June 30, 1996. Net sales of converted products before intersegment eliminations for the nine months ended June 30, 1997 increased 15.1% to $667.6 from $580.1 for the nine months ended June 30, 1996. The increase for the quarter ended and for the nine months ended June 30, 1997 was primarily the result of the Waldorf Acquisition on January 21, 1997.

Net Sales (Aggregate) - Paperboard Segment. Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 1997 increased 56.4% to $109.3 million from $69.9 million for the quarter ended June 30, 1996. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 1997 increased 28.6% to $276.2 million from $214.7 million for the nine months ended June 30, 1996. The increase for the quarter ended and the nine months ended June 30, 1997 was primarily the result of the Waldorf Acquisition on January 21, 1997.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 1997 increased 46.5% to $225.1 million from $153.6 million for the quarter ended June 30, 1996. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 1997 increased to 75.0% from 71.0% for the quarter ended June 30, 1996. Cost of goods sold for the nine months ended June 30, 1997 increased 25.1% to $589.4 million from $471.1 million for the nine months ended June 30, 1996. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 1997 increased to 75.2% from 72.2% for the nine months ended June 30, 1996. The average cost of recovered paper, the Company's primary raw material, increased to $50 per ton for the quarter ended June 30, 1997 compared to $43 per ton for the quarter ended June 30, 1996. This cost increase and lower average selling prices which were partially offset by higher volumes of paperboard shipped and converted products sold resulted in an increase in cost of goods sold as a percentage of net sales for the quarter ended June 30, 1997. The average cost of recovered paper for the nine months ended June 30, 1997 decreased to approximately $53 per ton from $54 per ton for the nine months ended June 30, 1996. This cost decrease and higher volume of paperboard shipped were not enough to offset the impact of lower average selling prices. As a result, cost of goods sold as a percentage of sales increased for the nine months ended June 30, 1997. (See discussion in General section)

Substantially all U.S. inventories of the Company are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which management believes generally results in a better matching of current costs and revenues than under the first-in, first-out
(FIFO) inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite. The Company's quarterly results of operations reflect LIFO estimates based on management's projection of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was the same as it would have been and $1.6 million lower than it would have been under the FIFO method in the quarter ended June 30, 1997 and 1996, respectively. Cost of goods sold determined under the LIFO method was the same as it would have been and $4.1 million lower than it would have been under the FIFO method for the nine months ended June 30, 1997 and 1996, respectively. Net income was the same as it would have been and $1.0 million higher than it would have been under the FIFO method in the quarter ended June 30, 1997 and 1996, respectively. Net income was the same as it would have been and $2.5 million higher than it would have been under the FIFO method for the nine months ended June 30, 1997 and 1996, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended June 30, 1997 increased 20.1% to $75.2 million from $62.6 million for the quarter ended June 30, 1996. Gross profit for the nine months ended June 30, 1997 increased 7.6% to $194.6 million from $180.9 million for the nine months ended June 30, 1996. Gross profit as a percentage of net sales decreased to 25.0% for the quarter ended June 30, 1997 from 29.0% for the quarter ended June 30, 1996. Gross profit as a percentage of net sales decreased to 24.8% for the nine months ended June 30, 1997 from 27.7% for the nine months ended June 30, 1996. The decrease in gross profit as a percentage of net sales for the quarter ended June 30, 1997 was primarily the result of reductions in average selling prices, significant losses incurred by the Company's corrugating medium business and increases in the cost of recovered paper, the Company's primary raw material, which were partially offset by increases in tons shipped in the paperboard segment and sales volume in the converted products segment. The decrease in gross profit as a percentage of net sales for the nine months ended June 30, 1997 was primarily the result of reductions in average selling prices and significant losses incurred by the Company's corrugating medium business, which were partially offset by decreases in the cost of recovered paper and increases in tons shipped in the paperboard segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1997 increased 38.0% to $53.0 million from $38.4 million for the quarter ended June 30, 1996. Selling, general and administrative expenses for the nine months ended June 30, 1997 increased 25.4% to $141.4 million from $112.8 million for the nine months ended June 30, 1996. Selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 1997 decreased to 17.6% from 17.8% for the quarter ended June 30, 1996. Selling, general and administrative expenses as a percentage of net sales for the nine months ended June 30, 1997 increased to 18.0% from 17.3% for the nine months ended June 30, 1996. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter ended and the nine months ended June 30, 1997 resulted from increased freight costs, increased salary and benefit costs and an increase in goodwill amortization expense resulting from the Waldorf Acquisition.

Plant Closure and Other Costs. In connection with the Waldorf Acquisition the Company began a review of the combined operations of Rock-Tenn and Waldorf in order to most efficiently serve its markets, eliminate geographic overlaps and coordinate production. In connection with this ongoing review, in the second quarter of fiscal 1997, management decided to close the Company's existing folding carton plant at Mundelein, Illinois. The Mundelein facility was acquired in the acquisition of Olympic Packaging in 1995. In connection with this planned closure (which was announced to employees and customers in April
1997) and considering the impact of the Waldorf Acquisition, the Company charged to earnings in the quarter ended March 31, 1997 $12.8 million consisting primarily of the non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary. The write-off of goodwill was required based upon the decision to close the Mundelein facility and the determination that such goodwill would not be recoverable. The Company incurred additional, after-tax costs including employee termination and related charges associated with the plant closing of approximately $.8 million during the third quarter of fiscal 1997 and expects to incur an additional $.6 million of after-tax costs in the fourth quarter of 1997. See "Forward-Looking Statements."

In June of 1997, the decision was made to dispose the manufacturing machinery and equipment of a plastics recycling facility located in Indianapolis, Indiana. The Company recorded in the quarter ended June 30, 1997 after-tax costs of approximately $.8 million related to this closure, primarily relating to the estimated losses on disposal of the equipment.

Segment Operating Income

Operating Income - Converted Products Segment. Excluding $2.7 million of plant closure and other related costs, operating income attributable to the converted products segment for the quarter ended June 30, 1997 increased 22.9% to $11.8 million from $9.6 million for the quarter ended June 30, 1996. Excluding $15.5 million of plant closure and other related costs, operating income attributable to the converted products segment for the nine months ended June 30, 1997 increased 4.2% to $24.9 million from $23.9 million for the nine months ended June 30, 1996. Excluding the effect of $2.7 million of plant closure and other related costs, operating margin for the quarter ended June 30, 1997 was 4.7% compared to 5.0% for the quarter ended June 30, 1996. Excluding the effect of $15.5 million of plant closure and other related costs, operating margin for the nine months ended June 30, 1997 was 3.7% compared to 4.1% for the nine months ended June 30, 1996. The increase in operating income for the three months and nine months ended June 30, 1997, excluding the effect of $2.7 million and $15.5 million of plant closure and other related costs for the three months and nine months ended June 30, 1997, respectively, was primarily the result of increased sales volume partially offset by lower selling prices. The decrease in operating margin for the three months and nine months ended June 30, 1997, excluding the effect of $2.7 million and $15.5 million of plant closure and other related costs for the three months and nine months ending June 30, 1997, respectively, primarily was the result of lower selling prices. Inefficiencies at the recently reconfigured Lynchburg laminated paperboard products facility contributed to the decline in operating margin.

Historically, the Company's Lynchburg converting facility has incurred significant operating losses. During the fourth quarter of fiscal 1996, the laminated recycled paperboard book cover panels operation at this facility was closed and relocated to other manufacturing facilities. A second converting operation which manufactures laminated recycled paperboard furniture panels continues to operate in Lynchburg. This remaining operation continues to incur significant operating losses. The Company is currently evaluating alternatives to reduce these losses, including relocation of this operation to other manufacturing facilities. While the Company has not yet determined which alternative to pursue, the cost of some alternatives may have a significant one-time negative effect on the results of operations of the converted products segment.

Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended June 30, 1997 decreased 23.9% to $12.4 million from $16.3 million for the quarter ended June 30, 1996. Operating margin for the quarter ended June 30, 1997 was 11.3% compared to 23.3% for the quarter ended June 30, 1996. Operating income attributable to the paperboard segment for the nine months ended June 30, 1997 decreased 28.4% to $35.6 million from $49.7 million for the nine months ended June 30, 1996. The decrease in operating income and margin for the quarter ended June 30, 1997 was primarily the result of significant losses incurred by the Company's corrugating medium business, an increase in the weighted average cost of recovered paper, the segment's primary raw material, and lower average selling prices, which were partially offset by higher volumes shipped. Average paperboard selling prices (excluding corrugating medium) decreased to $397 per ton for the quarter ended June 30, 1997 from $407 per ton for the quarter ended June 30, 1996. The Company's weighted average cost per ton of paper recovered during the quarter ended June 30, 1997 increased to $50 per ton compared to $43 per ton during the quarter ended June 30, 1996. Tons of paperboard shipped (excluding corrugating medium) increased to 241,348 for the quarter ended June 30, 1997 from 161,540 for the quarter ended June 30, 1996, primarily as a result of the Waldorf Acquisition on January 21, 1997.

The decrease in operating income and margin for the nine months ended June 30, 1997 was primarily the result of significant losses incurred by the Company's corrugating medium business, lower average selling prices, which were partially offset by a decrease in the average cost of recovered paper and higher volumes shipped. Average paperboard selling prices (excluding corrugating medium) decreased to $396 per ton for the nine months ended June 30, 1997 from $436 per ton for the nine months ended June 30, 1996. The Company's weighted average cost per ton of paper recovered during the nine months ended June 30, 1997 decreased to $53 per ton compared to $54 per ton for the nine months ended June 30, 1996. Tons of paperboard (excluding corrugating medium) shipped increased to 623,237 for the nine months ended June 30, 1997 from 464,671 for the nine months ended June 30, 1996. (See discussion in General section)

Interest Expense. Interest expense for the quarter ended June 30, 1997 increased to $8.6 million from $2.7 million for the quarter ended June 30, 1996. Interest expense for the nine months ended June 30, 1997 increased to $17.8 million from $8.3 million for the nine months ended June 30, 1996. The increase in interest expense for the quarter and the nine months ended June 30, 1997 was primarily due to an increase in the average outstanding borrowings during such periods resulting from the Waldorf Acquisition.

Provision for Income Taxes. Provision for income taxes decreased to $4.8 million for the quarter ended June 30, 1997 from $8.3 million for the quarter ended June 30, 1996. Provision for income taxes for the nine months ended June 30, 1997 decreased to $14.1 million from $23.0 million for the nine months ended June 30, 1996. Excluding the effect of the non-cash write-off of the goodwill associated with the Olympic Packaging acquisition which is not deductible for income tax purposes, the Company's effective tax rate increased to 42.3% for the nine months ended June 30, 1997 compared to 38.0% for the nine months ended June 30, 1996. This increase in the effective tax rate was primarily due to the effect of amortization of goodwill associated with the Waldorf Acquisition that is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share. Net income for the quarter ended June 30, 1997 decreased 54.1% to $6.2 million from $13.5 million for the quarter ended June 30, 1996. Net income for the nine months ended June 30, 1997 decreased 83.0% to $6.4 million from $37.6 million for the nine months ended June 30, 1996. Net income as a percentage of net sales decreased to 2.1% for the quarter ended June 30, 1997 from 6.2% for the quarter ended June 30, 1996. Net income as a percentage of net sales decreased to 0.8% for the nine months ended June 30, 1997 from 5.8% for the nine months ended June 30, 1996. Earnings per common and common equivalent share for the quarter ended June 30, 1997 decreased 55.0% to $0.18 from $0.40 for the quarter ended June 30, 1996. Earnings per common and common equivalent share for the nine months ended June 30, 1997 decreased to $0.19 from $1.10 for the nine months ended June 30, 1996.

Liquidity and Capital Resources

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. In January 1997, the Company entered into a new credit facility under which it has aggregate borrowing availability of $400.0 million, which replaced the existing revolving credit facilities, under which it had aggregate borrowing availability of $100.0 million. On June 6, 1997, the Company amended the new credit facility to increase the aggregate borrowing availability to $450.0 million. At June 30, 1997, the Company had $415.0 million outstanding under its new revolving credit facility. Cash and cash equivalents, $4.2 million at June 30, 1997, decreased from $50.9 million at September 30, 1996.

Net cash provided by operating activities for the nine months ended June 30, 1997 was $52.0 million compared to $95.4 million for the nine months ended June 30, 1996. This decrease was primarily the result of decreased earnings before depreciation and amortization and an increase in net operating asset requirements. Net cash provided by financing activities aggregated $266.6 million for the nine months ended June 30, 1997 and consisted primarily of borrowings under the Company's $450.0 million revolving credit facility, net of scheduled repayments of long-term debt, repayments of certain acquired indebtedness of Waldorf and dividend payments. Net cash used for financing activities aggregated $20.5 million for the nine months ended June 30, 1996 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $365.3 million for the nine months ended June 30, 1997 compared to $49.5 million for the quarter ended June 30, 1996 and consisted primarily of cash paid for the Waldorf Acquisition and capital expenditures for the nine months ended June 30, 1997 and capital expenditures for the nine months ended June 30, 1996.

The Company estimates that its capital expenditures will aggregate approximately $10 million for the remainder of fiscal 1997, excluding any expenditures which may be made relating to facilities acquired in fiscal 1997. These expenditures will be used for (i) the remaining payments for two printers, the remaining payments for two die cutters and four gluer upgrades in several folding carton facilities, (ii) a die cutter in a corrugated packaging and displays operation,
(iii) a laminator upgrade in a coverboard operation, (iv) a cut-to-size machine in a laminated paperboard facility, (v) the upgrading of the paperforming, coating and drying equipment at the Company's paperboard mills and (vi) the upgrading of computer hardware in several of the Company's manufacturing facilities. The Company is still evaluating the capital requirements of the facilities acquired in the Waldorf Acquisition.

The Company historically has expanded its business through the acquisition of other related businesses. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it may be able to capitalize on this trend in the future.

On January 8, 1997, the Company announced it had signed a letter of intent to enter into an agreement to form a new entity with Sonoco Products Company which would consist of both companies' respective solid fiber partition businesses. Pursuant to the agreement, the Company will own 65% of the entity and will supply 65% of the joint venture's paperboard needs. Rock-Tenn and Sonoco continue to seek regulatory approval and, provided such approval can be obtained, expect that the closing of this joint venture will occur during the second half of calendar 1997.

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf') for approximately $239.0 million in cash (the Waldorf Acquisition). In addition, in connection with the Waldorf Acquisition, the Company (i) made certain payments on the closing date aggregating $32.6 million relating to the settlement of a contingent interest agreement with a former creditor of Waldorf and the termination of Waldorf's Stock Appreciation Rights Plan and (ii) became indirectly liable for approximately $141.7 million of net long-term debt of Waldorf outstanding on such date. The Waldorf Acquisition was financed with available cash and borrowings aggregating $240.0 million under the Company's $450.0 million revolving credit facility.

On June 9, 1997, the Company acquired substantially all of the assets of Rite Paper Products, Inc., a manufacturer of component pieces primarily for the ready-to-assemble furniture industry. This acquisition was financed with borrowings under the Company's $450.0 million revolving credit facility.

On July 9, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of The Davey Company, a manufacturer of recycled paperboard used by the book manufacturing industry for bookcovers. The acquisition was financed through the issuance of 863,500 shares of the Company's Class A common stock subject to certain final adjustments.

The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A Common Stock in open market transactions on the New York Stock Exchange. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B Common Stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B Common Stock purchased under these programs may not exceed 1.5 million shares. During the nine months ended June 30, 1997, the Company did not repurchase any shares of Class A or Class B Common Stock. As of June 30, 1997, an aggregate of 716,500 shares had been repurchased under these programs. The Company anticipates that it will make additional purchases through July 1998.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, debt service, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its bank credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Depreciation Change

Effective October 1, 1996, the Company changed its method of depreciation for machinery and equipment placed in service after September 30, 1996 to the straight-line method. This change was applied on a prospective basis to such assets acquired after that date. The Company's previous policy of depreciation for additions of machinery and equipment was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. The Company changed its method of depreciation based upon 1) management's shift in operating style over the last several years to focus on capital and technological improvements and related changes in maintenance, 2) management's belief that straight-line provides a better matching of costs and revenues, and 3) the fact that the straight-line method is the predominant industry practice. Given these circumstances, management believes the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the three months and nine months ended June 30, 1997 was to increase net income by approximately $.7 million, or $.02 per share and $1.1 million, or $.03 per share, respectively.

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

Statement of Financial Accounting Standards No. 130 ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement of Financial Accounting Standards No. 131 ("SFAS 131") establishes standards for disclosures of segment information about products and services, geographic areas, major customers, and certain interim disclosures of segment information which is not required by accounting standards currently applied by the Company. These statements are required to be adopted as of October 1, 1998. Currently, the Company is evaluating these new standards and is uncertain what impact SFAS 130 and SFAS 131 will have on the Company's consolidated financial statements.

Forward-Looking Statements

Statements herein regarding employee termination and related charges expected to be incurred in the fourth quarter of fiscal 1997 constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to such estimated employee termination and related charges, management has made assumptions regarding, among other things, the timing of the plant closing and the realizable value of any property or equipment disposed of. The amount of employee termination and related charges are subject to certain risks including, among others, that plant closure costs have been underestimated, the realizable value of any property and equipment have been overestimated and the unforeseen costs will be incurred. Management believes these estimates are reasonable; however undue reliance should not be placed on such estimates which are based on current expectations.

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

                                                                  ROCK-TENN COMPANY
                                                                    (Registrant)
Date       August 13, 1997                           By:/s/ DAVID C. NICHOLSON
     ------------------------                           -------------------------------------------
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