Form 10-K
period 1997-09-30
ROCK TENN CO
filed 1997-12-22
CIK 230498

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to ______

                         Commission file number 0-23340

                                ----------------
                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)

           GEORGIA                                           62-0342590
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                           identification no.)

       504 THRASHER STREET                                      30071
        NORCROSS, GEORGIA                                     (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (770) 448-2193

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: Class A Common Stock, par value $.01 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1997 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was $446,720,735.

         As of December 17, 1997, the registrant had 23,401,864 and 11,749,947 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated by reference in Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1998 are incorporated by reference in Parts III and IV.

===============================================================================

                               INDEX TO FORM 10-K
                                ROCK-TENN COMPANY

                                                                                                      PAGE REFERENCE
                                                                                                      --------------
                                                              PART I

Item  1.      Business.....................................................................................   3

Item  2.      Properties...................................................................................   8

Item  3.      Legal Proceedings............................................................................   8

Item  4.      Submission of Matters to a Vote of Security Holders..........................................   8

Item  X.      Executive Officers of the Registrant.........................................................   9

                                                              PART II

Item  5.      Market for Registrant's Common Equity and Related
                     Stockholder Matters...................................................................  12

Item  6.      Selected Financial Data......................................................................  12

Item  7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................................  12

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................................  12

Item  8.      Financial Statements and Supplementary Data..................................................  12

Item  9.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure................................................  12

                                                             PART III

Item 10.      Directors and Executive Officers of the
                     Registrant............................................................................  13

Item 11.      Executive Compensation.......................................................................  13

Item 12.      Security Ownership of Certain Beneficial
                     Owners and Management.................................................................  13

Item 13.      Certain Relationships and Related Transactions...............................................  13


                                                              PART IV

Item 14.      Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K...............................................................  14



                                     PART I

ITEM 1.  BUSINESS

         Unless the context otherwise requires, references herein to the Company are to the Company and its subsidiaries other than RTS Packaging, LLC.

GENERAL

         Founded in 1936 as a folding carton manufacturer, the Company is a leading converter of recycled and virgin paperboard, a leading manufacturer of recycled clay-coated and uncoated paperboard and a producer of corrugating medium. The Company believes that it is the second largest manufacturer of folding cartons in North America and the largest U.S. producer of laminated paperboard products for the book cover and furniture markets. The Company operates 40 converting facilities, 10 paperboard mills, 14 paper recovery facilities and one distribution facility located in 21 states and Canada.

         In September 1997, the Company and Sonoco Products Company ("Sonoco") formed RTS Packaging, LLC ("RTS"), and the Company contributed to RTS eight fiber partition plants and one machine engineering facility in the U.S. and Sonoco contributed to RTS five fiber partition plants in the U.S. (one of which was subsequently closed) and one plant in Mexico. As a result, the Company believes that RTS is the largest producer of solid fiber partitions in North America. Under the terms of the agreement between the Company and Sonoco relating to RTS, the Company and Sonoco own 65% and 35%, respectively, of the outstanding interests in RTS. As a result of the consummation of this transaction, all of the Company's partition products business is conducted through RTS. RTS operates 13 solid fiber partition plants (one of which will be closed prior to December 31, 1997) in eight states and Mexico.

PRODUCTS

         The Company operates in two industry segments: converted products and paperboard.

Converted Products

         The Company primarily manufactures four lines of converted products: folding cartons, laminated paperboard products, corrugated products and plastic packaging products. RTS manufactures solid fiber partitions.

         Folding Cartons. The Company believes that it is the second largest producer of folding cartons in North America. The Company's folding cartons are used by customers to package frozen, dry and perishable food items, paper goods, hardware products, textile, automotive, apparel and other products. Folding cartons are manufactured by the Company from recycled or virgin paperboard, which is printed, coated, die-cut and glued in accordance with customer specifications. Finished cartons are then shipped to customers' plants where they are packed or sealed. The Company operates 22 folding carton plants and one distribution facility, and sales of folding cartons to unaffiliated customers accounted for 49.1%, 46.0% and 43.3% of the Company's net sales in fiscal 1997, 1996, and 1995, respectively.

         Laminated Paperboard Products. The Company manufactures a number of laminated paperboard products. The Company believes it is the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and that it is recognized for its expertise in laminating recycled paperboard. The Company converts uncoated paperboard into specialty laminated paperboard products for use in book covers and binders, furniture, automotive components and other industrial products. The Company operates nine laminated paperboard products plants, and sales of laminated paperboard products to unaffiliated customers accounted for 11.6%, 14.1% and 14.2% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

         Corrugated Products. The Company manufactures corrugated containers, point-of-purchase displays and corrugated sheet stock, offering a range of flute configurations and structural designs, which it markets primarily in the Southeastern U.S. The Company purchases linerboard and corrugating medium, which are fed simultaneously into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. The Company markets corrugated sheets to box manufacturers or converts it into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. The Company operates seven corrugated products plants, and sales of corrugated products to unaffiliated customers accounted for 10.4%, 12.8% and 10.5% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

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

         Partition Products. The Company believes that RTS is the largest manufacturer of solid fiber partitions in North America, which are marketed principally to glass container manufacturers. Fiber partitions are manufactured by RTS from 100% recycled uncoated paperboard. RTS manufactures solid fiber partitions in varying thicknesses to meet different structural requirements that are well-suited for high speed casing, uncasing and filling lines due to their precision die-cut construction. RTS is focused on developing high quality, value-added partition products for specific applications designed to meet customers' packaging needs. RTS operates 13 solid fiber partition plants (one of which will be closed prior to December 31, 1997), and the Company's sales of fiber partition products (which, from September 5, 1997 to September 30, 1997 included all sales of RTS) to unaffiliated customers accounted for 9.3%, 11.1% and 11.5% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

 Paperboard

         The Company produces 100% recycled clay-coated, and uncoated paperboard and corrugating medium and operates ten paperboard mills, as well as 14 facilities that collect recovered paper.

         Recycled Paperboard. The Company is the largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard), and it believes that it is the second largest producer of clay-coated recycled paperboard in the U.S. The Company markets its clay- coated and uncoated recycled paperboard to manufacturers of folding cartons, fiber partitions, laminated paperboard products and other paperboard products. The Company also manufactures recycled corrugating medium, which is marketed to corrugated sheet manufacturers. The Company operates ten paperboard mills, including one that produces clay-coated recycled paperboard and corrugating medium, and sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 13.4%, 9.6% and 13.2% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.


         Recycled Fiber. The Company operates 14 paper recovery facilities that collect paper from a number of sources including factories, commercial printers, office buildings, retail stores and paper converters as well as from other wastepaper collectors. Certain of the Company's paper recovery facilities are located near the Company's paperboard mills to minimize freight costs and provide an additional source of supply of high quality recovered paper for the Company's operations. Recovered paper is the principal raw material used by the Company in the production of recycled paperboard. Collected paper is sorted and baled and then either transferred to the Company's paperboard mills for processing or sold principally to other U.S. manufacturers of recycled paperboard.

SALES AND MARKETING

         The Company sold converted products and paperboard to over 5,000 and 1,000 customers, respectively, in fiscal 1997. None of the Company's customers accounted for more than 10% of the Company's net sales in fiscal 1997. The Company generally manufactures converted products and paperboard pursuant to customers' orders. Certain of the Company's converted products and paperboard are marketed to certain key customers, the loss of which could have an adverse effect on net income attributable to such converted products or paperboard segments and, depending on the significance of such product line to the Company's operations, the Company's results of operations. The Company believes that it has strong relationships with its customers.

         Each of the Company's converted product and paperboard lines are marketed through its own sales force that maintains direct sales relationships with its customers. Several converted product lines, including folding cartons and book covers, are also marketed through independent sales representatives and independent distributors, respectively. Sales personnel are under the supervision of regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. The Company's paperboard and laminated paperboard products sales personnel are generally paid a base salary, and its packaging products sales personnel are generally paid a base salary plus commissions. The Company's independent sales representatives are paid on a commission basis.

COMPETITION

         The converted products and paperboard industries are highly competitive, and no single company is dominant. Management believes that the Company is the second largest manufacturer of folding cartons in North America, the largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard), the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and the second largest producer of clay-coated recycled paperboard in the U.S. In addition, the Company believes that RTS is the largest manufacturer of solid fiber partitions in North America. The Company's and RTS' competitors include large, vertically integrated converted products and paperboard companies and numerous smaller companies. The primary competitive factors in the converted products and paperboard industries are price, design, quality and service, with varying emphasis on these factors depending on the product line. The Company believes that it and RTS compete effectively with respect to each of these factors, but, to the extent that one or more of their respective competitors becomes more successful with respect to any key competitive factor, the Company's and RTS' businesses could be materially adversely affected.

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

         The converted products and recycled paperboard industries have undergone significant consolidation in recent years, and the Company believes that current trends within the converted products and paperboard industries will result in further consolidation. Within the converted products industry, larger corporate customers with expanded geographic presences have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all of the customers' packaging needs. In addition, during recent years, purchasers of recycled paperboard and converted products have demanded higher quality products meeting stricter quality control requirements. The Company's results of operations could be adversely affected by these market trends.

ENVIRONMENTAL REGULATION

         The Company and RTS are subject to various Federal, state, local, Canadian provincial, and Mexican environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are administered by the U.S. Environmental Protection Agency. In addition, states in which the Company and RTS operate have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies. The Company's and RTS' operations also are governed by other Federal, state, local, Canadian provincial and Mexican laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations promulgated thereunder which, among other things, establish asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Although neither the Company nor RTS use asbestos in the manufacture of their products, some of their facilities contain asbestos. However, management believes such asbestos is properly contained and comprehensive operations and maintenance plans have been, or are in the process of being, implemented for those facilities where asbestos is present.

         The Company does not believe that future compliance with environmental and health and safety laws and regulations by the Company and RTS will have any material adverse effect on the Company's results of operations or financial condition. However, environmental, health and safety laws and regulations are becoming increasingly stringent. Consequently, unforeseen expenditures required to comply with such laws and regulations, including remediation costs, or unforeseen environmental liabilities could have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company cannot with certainty assess at this time the impact upon its and RTS' operations or capital expenditure requirements of the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act. However, although there can be no assurance, the Company believes that any such impact or capital expenditures will not have a material adverse effect on the Company's financial condition or results of operations.

         The Company may choose to modify or replace the coal fired boilers at two of its facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. The Company estimates these improvements will cost approximately $3.0 million; however, the Company may spend more on these improvements to reduce its energy costs at such facilities. In addition, the Company estimates that it will spend an additional $0.5 million for capital expenditures during fiscal 1998 in connection with other matters relating to environmental compliance.

         The Company has been identified as a potentially responsible party ("PRP") at ten Superfund sites pursuant to CERCLA or comparable state statutes. Except with respect to the Muncie Racetrack site ("Muncie Site"), no remediation costs or allocations have been determined with respect to such sites. With respect to the Muncie Site, approximately $3.2 million has been spent to date by certain PRPs other than the Company in connection with soil remediation activities and studies. The Company was notified of its final allocation of liability of approximately $9,300 on September 23, 1996 for the surface contamination at the site. This amount represents 0.3% of the site remediation costs. The Company believes that no further soil remediation activities will be required. However, additional costs may be required in connection with the investigation and remediation of groundwater contamination, and the Company does not currently have sufficient information to estimate such costs.

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


EMPLOYEES

         At September 30, 1997, the Company had 8,415 employees (including employees of the Company leased by the Company to RTS), of whom 6,514 were hourly and 1,901 were salaried. Approximately 3,393 of the Company's hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. The Company has not experienced any work stoppages in the past 10 years, and management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

         The following table sets forth certain information with respect to the Company's paperboard mills:


                                     Fiscal 1997
                                      Production
         Location of Mill         Capacity (in tons)        Paperboard Produced
         ----------------         ------------------        -------------------
         St. Paul, MN* ...............180,000           Recycled corrugating medium
         Battle Creek, MI.............128,000           Clay-coated recycled paperboard
         Dallas, TX...................160,000           Clay-coated and uncoated recycled
                                                            paperboard
         Lynchburg, VA................140,000           Uncoated recycled paperboard
         St. Paul, MN*................145,000           Clay-coated recycled paperboard
         Chattanooga, TN..............122,000           Uncoated recycled paperboard
         Otsego, MI....................92,000           Uncoated recycled paperboard
         Sheldon Springs, VT
            (Missisquoi Mill)..........84,000           Clay-coated recycled paperboard
         Eaton, IN.....................60,000           Uncoated recycled paperboard
         Cincinnati, OH................53,000           Uncoated recycled paperboard
         Stroudsburg, PA...............51,000           Clay-coated recycled paperboard


         -----------------
         * Comprises one paperboard mill.

         In addition to the paperboard mills set forth above, the Company also operates 40 converting facilities, 14 paper recovery facilities and one distribution facility in 18 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.) and Canada. Of the Company's facilities, the Company owns 57 and leases 8. The Company's principal executive offices are located in Norcross, Georgia, in buildings owned by the Company. The Company believes that its existing production capacity is adequate to service existing demand for the Company's products. The Company considers its plants and equipment to be in good condition.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company's results of operations or financial condition. For additional information regarding litigation to which the Company is a party, which information is incorporated into this item by reference, see "Item 1 - Business - Environmental Regulation."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:


             Name                                          Age                             Positions Held
             ----                                          ---                             --------------
   Bradley Currey, Jr............................          67               Chairman of the Board, Chief Executive Officer
                                                                                  and Director
   Jay Shuster...................................          43               President, Chief Operating Officer and Director

   Edward E. Bowns...............................          54               Executive Vice President and General Manager
                                                                                  of Industrial Products Group*
   David E. Dreibelbis...........................          45               Executive Vice President and General Manager
                                                                                  of the Mill Group*
   David C. Nicholson............................          43               Senior Vice President, Chief Financial Officer
                                                                                  and Secretary
   Russell M. Currey.............................          36               Senior Vice President of Marketing and Planning

   Paul England..................................          42               Executive Vice President and General Manager
                                                                                  of the Uncoated Paperboard Division
   Nicholas G. George............................          47               Executive Vice President and General Manager
                                                                                  of the Folding Carton Division
   James K. Hansen...............................          59               Executive Vice President and General Manager
                                                                                  of the Coated Paperboard Division
   R. Evan Hardin................................          35               Treasurer

   John H. Morrison..............................          54               Executive Vice President and General Manager
                                                                                  of the Corrugated Packaging and Display
                                                                                  Division
   Paul G. Saari.................................          42               Vice President of Finance

   John D. Skelton II............................          43               Executive Vice President and General Manager
                                                                                  of  the Plastic Packaging Division
   Alford L. Smith...............................          56               Executive Vice President and General Manager
                                                                                  of Laminated Paperboard Products Division
   Richard E. Steed..............................          46               President and Chief Executive Officer of RTS


-------------------------------------------------------------

* The Mill Group consists of the Recycled Fiber, Uncoated Paperboard and Coated Paperboard Divisions and the Industrial Products Group consists of the Laminated Paperboard Products, Plastic Packaging and Corrugated Packaging and Display Divisions and RTS.

         Bradley Currey, Jr. has served as Chief Executive Officer of the Company since January 1989 and Chairman of the Board since July 1993. Mr. Currey served as President of the Company from 1978 until October 1995. He has been a director of the Company since 1967. Mr. Currey joined the Company in 1976 and prior to that time was Executive Vice President and a director of Trust Company Bank of Georgia (currently SunTrust Bank, Atlanta). Mr. Currey is also a director of Genuine Parts Co., an auto parts wholesaler, and Poe & Brown, Inc., an insurance agency. Mr. Currey is the father of Russell M. Currey and brother of Robert B. Currey, a director of the Company.

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

         Paul England has served as Executive Vice President and General Manager of the Uncoated Paperboard Division since September 1997. Mr. England served as Executive Vice President and General Manager of the Recycled Fiber Division from September 1994 until September 1997. From September 1989 to September 1994, Mr. England served in various capacities, including General Manager of one of the Company's paperboard mills. Mr. England joined the Company in September 1989.

         Nicholas G. George has served as Executive Vice President and General Manager of the Folding Carton Division since June 1991. From January 1991 until June 1991 he was Vice President and General Sales Manager of the Folding Carton Division. From July 1986 until January 1991, he was Vice President of Folding Sales, Western Area. Mr. George joined the Company in May 1980.

         James K. Hansen has served as Executive Vice President and General Manager of the Coated Paperboard Division since September 1997. Mr. Hansen served as Executive Vice President and General Manager of the Mill Division from May 1990 until September 1997. From 1984 until May 1990, he was General Manager of one of the Company's paperboard mills. Mr. Hansen joined the Company in April 1979.

         R. Evan Hardin has served as Treasurer of the Company since September 1994. Mr. Hardin joined the Company in March 1988 and has served in various other capacities, including Assistant Treasurer and Financial Analyst.

         John H. Morrison has served as Executive Vice President and General Manager of the Corrugated Packaging and Display Division since March 1986. From 1967 until March 1986, Mr. Morrison was employed by Union Camp Corporation, serving in various capacities, including General Manager of a corrugated manufacturing plant.

         Paul G. Saari has served as Vice President Finance of the Company since July 1994 and as Assistant Secretary of the Company since January 1988. From February 1988 to July 1994 he served as Treasurer of the Company and from June 1987 until February 1988, Mr. Saari served as Controller of the Company. Mr. Saari joined the Company in August 1984.

         John D. Skelton II has served as Executive Vice President and General Manager of the Plastic Packaging Division since December 1991. From January 1991 until December 1991, he served as Vice President of Folding Carton Sales, Western Area. From 1981 until 1991, Mr. Skelton served as General Manager of several of the Company's plants. Mr. Skelton joined the Company in July 1976.

         Alford L. Smith has served as Executive Vice President and General Manager of the Laminated Paperboard Products Division since December 1988. From January 1988 until December 1988, he was Vice President of Sales of the Laminated Paperboard Products Division. Mr. Smith joined the Company in March 1987.

         Richard E. Steed has served as the President and Chief Executive Officer of RTS since September 1997. From December 1991 until September 1997, Mr. Steed served as Executive Vice President and General Manager of the Partition Division. From December 1986 until December 1991, Mr. Steed served as Executive Vice President and General Manager of the Plastic Packaging Division. Mr. Steed joined the Company in December 1975.

         All executive officers of the Company are elected annually by and serve at the discretion of either the Board of Directors, or the Chairman of the Board or the President, of the Company. Mr. Steed is elected annually and serves at the discretion of the Managing Board of RTS.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The dividend and market price information under the heading "Financial and Operating Highlights" on page 2, and the shareholder information under the heading "Shareholder Information -- Common Stock" on page 50, of the Annual Report to Shareholders for the year ended September 30, 1997 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information under the heading "Five Year Selected Financial and Operating Highlights" for the years ended September 30, 1993 through 1997 on page 17 of the Annual Report to Shareholders for the year ended September 30, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 27 of the Annual Report to Shareholders for the year ended September 30, 1997 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Shareholders for the year ended September 30, 1997 are incorporated herein by reference:

         Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995.

         Consolidated Balance Sheets as of September 30, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         The information in Note 11, "Financial Results by Quarter (Unaudited)" on page 46 of the Annual Report to Shareholders for the year ended September 30, 1997 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections under the heading "Election of Directors" entitled "Nominees for Election - Term Expiring 2001," "Nominee for Election -- Term Expiring 1999," "Incumbent Directors - Term Expiring 2000" and "Incumbent Directors - Term Expiring 1999" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1998 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Other Matters" entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1998 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The section under the heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," Aggregated Options Table" and "Pension Plan Table" and the section entitled "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1998 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Common Stock Ownership by Management and Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1998 is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A) 1. FINANCIAL STATEMENTS.


         The following Consolidated Financial Statements of Rock-Tenn Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended September 30, 1997 are incorporated by reference in Part II, Item 8:

              Report of Independent Auditors.

              Consolidated Statements of Income for the years ended September
                30, 1997, 1996 and 1995.

              Consolidated Balance Sheets as of September 30, 1997 and 1996.

              Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995.

              Consolidated Statements of Cash Flows for the years ended
                September 30, 1997, 1996 and 1995.

              Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULE OF ROCK-TENN COMPANY.

         The following financial statement schedule is included in Part IV of this report:

              Schedule II - Valuation and Qualifying Accounts.

              All other schedules are omitted because they are not applicable or not required.

    3. EXHIBITS.


    Exhibit
    Number
    -------
       2.1    --     Asset Acquisition Agreement by and between Rock-Tenn Converting Company, a wholly owned subsidiary of the Registrant, and Alliance Display and Packaging
                     Company dated  January 31, 1995 (incorporated by reference to Exhibit 2.1 to the
                     Registrant's Current Report  on Form 8-K executed as of February 6, 1995).

       2.2    --     Stock Purchase Agreement, dated January 21, 1997 between Rock-Tenn Company and the Shareholders of Wabash Corporation (incorporated by reference to the Registrant's
                     Current Report on Form 8-K/A dated January 21, 1997).

       3.1    --     Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File
                     No. 33-73312).


       3.2    --     Articles of Amendment to the Registrant's Restated and Amended Articles of
                     Incorporation  (incorporated by  reference to Exhibit 2 of  the Registrant's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-
                     23340).

       3.3    --     Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's
                     Registration Statement on Form S-1, File No. 33-73312).

       4.1    --     Credit Agreement dated January 21, 1997, by and among Rock-Tenn Company,
                     SunTrust Bank, Atlanta and the other banks and lending institutions party to such Credit
                     Agreement from time to time.

       4.2    --     First Amendment to Credit Agreement dated February 20, 1997, by and among Rock-
                     Tenn Company, SunTrust Bank, Atlanta, in its capacity as a Lender, and SunTrust
                     Bank, Atlanta, in its capacity as agent for the Lenders.

       4.3    --     Second Amendment to Credit Agreement dated June 6, 1997, by and among Rock-Tenn
                     Company, the Lenders under the Credit Agreement and SunTrust Bank, Atlanta.

       4.4    --     Agreement to Provide Other Debt Instruments.

       10.1   --     ISO Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant's
                     Registration Statement on Form S-1, File No. 33-73312).

       10.2   --     Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to Exhibit
                     10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-73312).

       10.3   --     Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit
                     10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-73312).

       10.4   --     Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to
                     Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 33-
                     73312).

       10.5   --     Rock-Tenn Company Key Employee Incentive Bonus Plan as amended on October 27,
                     1994 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on
                     Form 10-K for the year ended September 30, 1994, Commission File No. 0-23340).

       10.6   --     Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of
                     October 1, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual
                     Report on Form 10-K for the year ended September 30, 1994, Commission File No. 0-
                     23340).

       10.7   --     Demand Promissory Note for $18,500,000, dated January 31, 1995, between the
                     Registrant and Alliance Display and Packaging Company (incorporated by reference to Exhibit 10 to the Registrant's  Quarterly Report  on  Form 10-Q  for the quarter ended
                     March 31, 1995, Commission File No. 0-23340).

       10.8   --     Joint Venture Agreement, dated September 5, 1997 between Rock-Tenn Company,
                     Rock-Tenn Partition Company, Sonoco Products Company and Sonoco Partitions, Inc.

       10.9   --     Contribution Agreement, dated as of September 5, 1997 by and among Rock-Tenn
                     Company, Rock-Tenn Partition Company and RTS Packaging, LLC.


       10.10  --     Amended and Restated Operating Agreement of RTS Packaging, LLC, dated as of
                     September 5, 1997 between Rock-Tenn Partition Company and Sonoco Partitions, Inc.

       10.11  --     Consulting Agreement, dated January 21, 1997, between Eugene U. Frey and the
                     Company.

       11     --     Statement re: Computation of Earnings Per Share.

       12     --     Statement re: Computation of Ratio of Earnings to Fixed Changes.

       13     --     Annual Report to Shareholders submitted herewith but not "filed," except for those portions expressly incorporated by reference herein.

       21     --     Subsidiaries of the Registrant.

       23     --     Report and Consent of Ernst & Young LLP.

       27     --     Financial Data Schedule.

       99     --     Audited Financial Statements for the Rock-Tenn Company 1993 Employee Stock
                                      Purchase Plan for the years ended September 30, 1997, 1996 and 1995.

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

                                         ROCK-TENN COMPANY



                                         By:   /s/  BRADLEY CURREY, JR.
                                               --------------------------
                                               Bradley Currey, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:  December 17, 1997

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



           SIGNATURE                    TITLE                             DATE
           ---------                    -----                             -----

/s/ BRADLEY CURREY, JR.           Principal Executive Officer and         December 19, 1997
------------------------------      Director, Chairman of the
    Bradley Currey, Jr.             Board and Chief Executive
                                    Officer




/s/ DAVID C. NICHOLSON            Principal Financial and                 December 19, 1997
------------------------------      Accounting Officer, Senior
      David C. Nicholson            Vice President, Chief
                                    Financial Officer and
                                    Secretary




/s/ STEPHEN G. ANDERSON           Director                                December 19, 1997
------------------------------
    Stephen G. Anderson



/s/ J. HYATT BROWN                Director                                December 19, 1997
------------------------------
    J. Hyatt Brown



/s/ MARY LOUISE MORRIS BROWN      Director                                December 19, 1997
------------------------------
   Mary Louise Morris Brown



/s/ ROBERT B. CURREY              Director                                December 19, 1997
------------------------------
    Robert B. Currey


/s/ EUGENE U. FREY                Director            December 19, 1997
--------------------------------
    Eugene U. Frey



/s/ JOHN D. HOPKINS               Director            December 19, 1997
--------------------------------
    John D. Hopkins



/s/ JAMES W. JOHNSON              Director            December 19, 1997
--------------------------------
    James W. Johnson



/s/ RANDOLPH SEXTON               Director            December 19, 1997
--------------------------------
    Randolph Sexton



/s/ JAY SHUSTER                   Director            December 19, 1997
--------------------------------
    Jay Shuster



/s/ JOHN W. SPIEGEL               Director            December 19, 1997
--------------------------------
    John W. Spiegel



/s/ LAWRENCE L. GELLERSTEDT, JR.  Director            December 19, 1997
--------------------------------
Lawrence L. Gellerstedt, Jr.

                                INDEX TO EXHIBITS



Exhibit                                                                                      Sequentially
Number                           Description of Exhibits                                     Numbered Page
------                           -----------------------                                     -------------
 2.1         --     Asset Acquisition Agreement by and between Rock-Tenn
                    Converting Company, a wholly  owned subsidiary of the
                    Registrant, and Alliance Display and Packaging Company dated
                    January 31, 1995 (incorporated by reference to Exhibit 2.1 to the
                    Registrant's Current Report  on Form 8-K executed as of
                    February 6, 1995).
 2.2         --     Stock Purchase Agreement, dated January 21, 1997 between
                    Rock-Tenn Company and the Shareholders of Wabash
                    Corporation (incorporated by reference to the Registrant's
                    Current Report on Form 8-K/A dated January 21, 1997).
 3.1         --     Restated and Amended Articles of Incorporation of the
                    Registrant (incorporated by reference to Exhibit 3.1 to the
                    Registrant's Registration Statement on Form S-1, File
                    No. 33-73312).
 3.2         --     Articles of Amendment to the Registrant's Restated and
                    Amended Articles of Incorporation  (incorporated by  reference to Exhibit 2 of  the Registrant's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1995, Commission File
                    No. 0-23340).
 3.3         --     Bylaws of the Registrant (incorporated by reference to Exhibit
                    3.2 to the Registrant's Registration Statement on Form S-1, File
                    No. 33-73312).
 4.1         --     Credit Agreement dated January 21, 1997, by and among Rock-
                    Tenn Company, SunTrust Bank, Atlanta and the other banks and lending institutions party to such Credit Agreement from time to time.
 4.2         --     First Amendment to Credit Agreement dated February 20, 1997, by and among Rock-Tenn Company, SunTrust Bank, Atlanta, in its capacity as a Lender, and SunTrust Bank, Atlanta, in its capacity as agent for the Lenders.
 4.3         --     Second Amendment to Credit Agreement dated June 6, 1997, by and among Rock-Tenn Company, the Lenders under the Credit
                    Agreement and SunTrust Bank, Atlanta.
 4.4         --     Agreement to Provide Other Debt Instruments.
10.1         --     ISO Stock Option Plan (incorporated by reference to Exhibit
                    10.10 to the Registrant's Registration Statement on Form S-1,
                    File No. 33-73312).



Exhibit                                                                                         Sequentially
Number                          Description of Exhibits                                         Numbered Page
------                          -----------------------                                         -------------
10.2         --     Rock-Tenn Company 1987 Stock Option Plan (incorporated by
                    reference  to Exhibit 10.11 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-73312).
10.3         --     Rock-Tenn Company  1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-73312).
10.4         --     Rock-Tenn Company 1993 Employee Stock Option Plan
                    (incorporated by reference to Exhibit 10.13 to the Registrant's
                    Registration Statement on Form S-1, File No. 33-73312).
10.5         --     Rock-Tenn Company Key Employee Incentive Bonus Plan as
                    amended on October 27, 1994 (incorporated by reference to
                    Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
                    for the year ended September 30, 1994, Commission File
                    No. 0-23340).
10.6         --     Rock-Tenn Company Supplemental Executive Retirement Plan
                    Effective as of October 1, 1994 (incorporated by reference to
                    Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
                    for the year ended September 30, 1994, Commission File
                    No. 0-23340).
10.7         --     Demand Promissory Note for $18,500,000, dated January 31,
                    1995, between the Registrant and Alliance Display and
                    Packaging Company (incorporated by reference to Exhibit 10 to the Registrant's  Quarterly Report  on Form 10-Q  for the
                    quarter ended March 31, 1995, Commission File No. 0-23340).
10.8         --     Joint Venture Agreement, dated September 5, 1997 between
                    Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
                    Products Company and Sonoco Partitions, Inc.
10.9         --     Contribution Agreement, dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company
                    and RTS Packaging, LLC.
10.10        --     Amended and Restated Operating Agreement of RTS
                    Packaging, LLC, dated as of September 5, 1997 between Rock-
                    Tenn Partition Company and Sonoco Partitions, Inc.
10.11        --     Consulting Agreement, dated January 21, 1997, between Eugene
                    U. Frey and the Company.
11           --     Statement re: Computation of Earnings Per Share.
12           --     Statements re: Computation of Ratio of Earnings to Fixed
                    Charges



Exhibit                                                                                     Sequentially
Number                             Description of Exhibits                                  Numbered Page
------                             -----------------------                                  -------------
13           --     Annual Report to  Shareholders submitted herewith but not
                    "filed," except for those portions expressly incorporated by reference herein.

21           --     Subsidiaries of the Registrant.

23           --     Report and Consent of Ernst & Young LLP.

27           --     Financial Data Schedule, (for SEC use only).

99           --     Financial Statements for the Rock-Tenn Company 1993
                    Employee Stock Purchase Plan for the
                    years ended September 30, 1997, 1996 and 1995.


                          ROCK-TENN COMPANY SCHEDULE II
                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)


                                         Balance At      Charged To                                    Balance At
                                        Beginning of     Costs and                                       End of
   Description                             Period        Expenses          Other       Deductions        Period
   -----------                          ------------    ----------         -----       ----------     -----------
YEAR ENDED SEPTEMBER 30, 1997:

Allowance for Doubtful Accounts             $3,094        $  188         $  589(1)      $  239(2)      $3,632

Reserve for Facility Closures and
       Consolidation                           640         3,009          7,536(3)       3,531(4)       7,654

YEAR ENDED SEPTEMBER 30, 1996:

Allowance for Doubtful Accounts             $2,144        $1,522            ---         $  572(2)      $3,094

Reserve for Facility Closures and
       Consolidation                           ---         1,312            ---            672(4)         640

YEAR ENDED SEPTEMBER 30, 1995:

Allowance for Doubtful Accounts             $1,361        $1,790         $2,209(5)      $3,216(2)      $2,144

-----------------------------

(1)   Reserve recorded in connection with Waldorf acquisition
(2)   Uncollectible accounts written off, net of recoveries
(3) Reserve recorded in connection with Waldorf and Davey acquisitions and the formation of RTS Packaging, LLC
(4)   Amounts paid relating to facility closures and consolidation
(5)   Reserves recorded in connection with Olympic and Alliance acquisitions