Form 10-Q
period 1997-12-31
ROCK TENN CO
filed 1998-02-04
CIK 230498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1997
                                               -----------------

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
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                      Outstanding as of February 2, 1998
-----------------------------------          ----------------------------------
Class A Common Stock, .01 par value                      22,749,001
Class B Common Stock, .01 par value                      11,760,054

                                ROCK-TENN COMPANY


                                      INDEX


                                                                                  Page No.
                                                                                  --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the three months
             ended December 31, 1997 and 1996                                          1

           Condensed Consolidated Balance Sheets at December 31, 1997 and
             September 30, 1997                                                        2

           Condensed Consolidated Statements of Cash Flows for the three months
             ended December 31, 1997 and 1996                                          3

           Notes to Condensed Consolidated Financial Statements                        4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 6

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                           11

           Index to Exhibits                                                          13

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended
                                                      December 31,        December 31,
                                                              1997                1996
--------------------------------------------------------------------------------------

Net sales                                                $ 316,475           $ 208,318

Cost of goods sold                                         235,130             154,725
                                                         ---------           ---------

Gross profit                                                81,345              53,593

Selling, general and administrative
 expenses                                                   55,739              39,511
                                                         ---------           ---------

Income from operations                                      25,606              14,082

Interest income                                                 98                 496

Interest expense                                            (9,000)             (2,442)

Minority interest in income of
 consolidated subsidiary                                      (965)                 --
                                                         ---------           ---------

Income before income taxes                                  15,739              12,136

Provision for income taxes                                   7,062               4,737
                                                         ---------           ---------

Net income                                               $   8,677           $   7,399

Weighted average number of common and
 common equivalent shares outstanding                       35,218              34,075
                                                         ---------           ---------

Earnings per common and common
 equivalent share                                        $     .25           $     .22
                                                         =========           =========

Cash dividends per common share                          $    .075           $    .075
                                                         =========           =========




                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       December 31,      September 30,
                                                              1997                1997
---------------------------------------------------------------------------------------
                                                        (Unaudited)
ASSETS
------
Current assets:
 Cash and cash equivalents                              $    2,835          $    3,345
 Accounts receivable (net of allowance for
   doubtful accounts of $3,343 and $3,632)                 108,994             115,162
 Inventories                                               101,472              94,035
 Other current assets                                        3,372               5,073
                                                        ----------           ---------
     Total current assets                                  216,673             217,615

Property, plant and equipment at cost:
 Land and buildings                                        166,181             163,528
 Machinery and equipment                                   707,536             696,039
 Leasehold improvements                                      4,152              13,636
 Transportation equipment                                   14,074               4,117
                                                        ----------          ----------
                                                           891,943             877,320
 Less accumulated depreciation and amortization           (338,470)           (326,146)
                                                        ----------          ----------
 Net property, plant and equipment                         553,473             551,174
Goodwill                                                   323,190             325,697
Other assets                                                17,126              19,200
                                                        ----------          ----------
                                                        $1,110,462          $1,113,686
                                                        ==========          ==========

---------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                       $   41,010          $   54,471
 Income taxes payable                                        4,481                  --
 Accrued compensation and benefits                          27,784              34,500
 Current maturities of long-term debt                       57,379              41,282
 Other current liabilities                                  22,629              21,892
                                                        ----------          ----------
     TOTAL CURRENT LIABILITIES                             153,283             152,145

Long-term debt due after one year                          481,346             492,340
Deferred income taxes                                       78,247              78,288
Other liabilities                                            6,911               6,296
Commitments and contingencies
Minority interest                                           14,390              13,405

Shareholders' equity:
  Preferred stock, $.01 par value;
    50,000,000 shares authorized; no
    shares outstanding at December 31,
    1997 and September 30, 1997                                 --                  --
  Class A common stock, $.01 par value;
    175,000,000 shares authorized,
    22,687,864 outstanding at December 31,
    1997 and 22,582,976 outstanding at
    September 30, 1997; Class B common stock,
    $.01 par value; 60,000,000 shares
    authorized; 11,747,447 outstanding
    at December 31, 1997 and 11,791,350
    outstanding at September 30, 1997                          344                 344

  Capital in excess of par value                           127,161             126,363
  Retained earnings                                        251,690             245,592
  Other                                                     (2,910)             (1,087)
                                                        ----------          ----------
      TOTAL SHAREHOLDERS' EQUITY                           376,285             371,212
                                                        ----------          ----------
                                                        $1,110,462          $1,113,686
                                                        ==========          ==========



                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months Ended
                                                       December 31,       December 31,
                                                              1997                1996
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                              $   8,677           $   7,399

 Items in income not affecting cash:
   Depreciation and amortization                            17,302              12,107
   Gain on sale of property, plant and equipment              (150)                (83)
   Minority interest in income of consolidated
    subsidiary                                                 965                  --

 Change in operating assets and liabilities:
   Accounts receivable                                       5,924               9,488
   Inventories                                              (7,693)             (1,144)
   Other assets                                               (401)               (712)
   Accounts payable                                        (13,364)             (7,254)
   Accrued liabilities                                      (3,423)             (1,286)
   Income taxes payable                                      4,481               1,697
   Other                                                        60                 (34)
                                                         ---------           ---------
                                                           (14,416)                755
                                                         ---------           ---------
   CASH PROVIDED BY OPERATING ACTIVITIES                    12,378              20,178

FINANCING ACTIVITIES:
 Net additions to revolving credit facilities               12,000                  67
 Additions to long-term debt                                    --               1,500
 Repayments of long-term debt                               (6,900)             (5,133)
 Sales of common stock                                         798                 606
 Cash dividends paid                                        (2,579)             (2,493)
                                                         ---------           ---------

 CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            3,319              (5,453)

INVESTING ACTIVITIES:
 Capital expenditures                                      (17,402)            (21,501)
 Proceeds from sale of property, plant and equipment           596                 427
 Increase (decrease) in unexpended industrial
  revenue bond proceeds                                        610                (171)
 Cash paid for intangibles                                      --                (269)
                                                         ---------           ---------

 CASH USED FOR INVESTING ACTIVITIES                        (16,196)            (21,514)

Effect of exchange rate changes on cash                        (11)                 (7)

Decrease in cash and cash equivalents                         (510)             (6,796)
Cash and cash equivalents at beginning of period             3,345              50,876
                                                         ---------           ---------
Cash and cash equivalents at end of period               $   2,835           $  44,080
                                                         =========           =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                        $   1,015           $   2,806
     Interest (net of amounts capitalized)                   7,776                 900



                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month periods ended December 31, 1997 and 1996, the Company's financial position at December 31, 1997 and September 30, 1997, and the cash flows for the three month periods ended December 31, 1997 and 1996.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

The results for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the full year.

NOTE 2.  ACCOUNTING POLICIES

The Company uses interest cap agreements to synthetically manage the interest rate characteristics of its outstanding debt and to limit the Company's exposure to rising interest rates. Interest rate differentials to be received as a result of interest rate cap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Interest rate cap purchase expenses are amortized to interest expense ratably during the life of the agreement.

The Company uses swap agreements to synthetically manage the selling prices of certain of its board and to limit the Company's exposure to falling board prices. Board price differentials to be paid or received as a result of the board swap agreements are recognized as an adjustment to sales in the period in which the sale is made.

NOTE 3.  USE OF ESTIMATES

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

NOTE 4.  INVENTORIES

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

Inventories at December 31, 1997 and September 30, 1997 were as follows (in thousands):

                                                             December 31,      September 30,
                                                                     1997               1997
                                                             ------------      -------------
                                                              (Unaudited)

         Finished goods and work in process                      $ 70,585           $ 64,933
         Raw materials                                             40,016             37,474
         Supplies                                                  12,561             12,318
                                                                 --------           --------
         Inventories at first-in, first-out (FIFO) cost           123,162            114,725
         LIFO reserve                                             (21,690)           (20,690)
                                                                 --------           --------
         Net inventories                                         $101,472           $ 94,035
                                                                 ========           ========


NOTE 5.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 ("SFAS 128") establishes accounting standards for computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company adopted SFAS 128 effective October 1, 1997. This adoption did not have a material impact on the Company's consolidated financial statements.

In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1"). SOP 96-1 provides accounting guidance on issues relating to the recognition, measurement and disclosure of environmental liabilities. The Company adopted SOP 96-1 effective October 1, 1997. This adoption did not have a material impact on the Company's consolidated financial statements.

NOTE 6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                Three Months Ended
                                                       December 31,       December 31,
                                                              1997                1996
--------------------------------------------------------------------------------------
Numerator:
     Net income                                          $   8,677           $   7,399

Denominator:
    Denominator for basic earnings per
      share - weighted average shares                       34,416              33,171
    Effect of dilutive stock options                           802                 904
                                                         ---------           ---------
    Denominator for diluted earnings per
          share - weighted average shares
          and assumed conversions                           35,218              34,075
                                                         =========           =========

Basic earnings per share                                 $    0.25           $    0.22
                                                         =========           =========

Diluted earnings per share                               $    0.25           $    0.22
                                                         =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and the Company's audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997 which have been filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K.

GENERAL

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf"), a manufacturer of folding cartons and 100% recycled paperboard and a manufacturer of 100% recycled corrugating medium. On June 9, 1997, the Company acquired substantially all of the assets of Rite Paper Products, Inc., a manufacturer of laminated paperboard components primarily for the ready-to-assemble furniture industry. On July 9, 1997, the Company acquired substantially all of the assets and certain of the liabilities of The Davey Company, a manufacturer of recycled paperboard used by the book manufacturing industry for book covers. On September 5, 1997, the Company and Sonoco Products Company combined their respective fiber partition businesses into a new entity named RTS Packaging, LLC ("RTS")which is owned 65% by the Company.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

================================================================================
                                                  FOR THE THREE MONTHS ENDED
                                               DECEMBER 31,         DECEMBER 31,
                                                       1997                1996
--------------------------------------------------------------------------------
NET SALES:


Converted Products                                $ 260,588           $ 184,437
Paperboard                                          121,368              66,546
Intersegment Eliminations                           (65,481)            (42,665)
--------------------------------------------------------------------------------
TOTAL                                               316,475             208,318
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products                                    9,580               4,939
Paperboard                                           18,004              11,004
Corporate Expense                                    (1,978)             (1,861)
Interest Expense                                     (9,000)             (2,442)
Interest Income                                          98                 496
Minority Interest in Income of
 Consolidated Subsidiary                               (965)                 --
--------------------------------------------------------------------------------
TOTAL                                             $  15,739           $  12,136
================================================================================
Paperboard shipped (in tons)                        286,988             160,305
================================================================================



RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers). Net sales for the quarter ended December 31, 1997 increased 51.9% to $316.5 million from $208.3 million for the quarter ended December 31, 1996. Net sales increased primarily as a result of the acquisitions made during fiscal 1997 (the "1997 Acquisitions") and formation of RTS.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended December 31, 1997 increased 41.3% to $260.6 million from $184.4 million for the quarter ended December 31, 1996. The increase for the quarter ended December 31, 1997 was primarily a result of the 1997 Acquisitions and formation of RTS.

Net Sales (Aggregate) - Paperboard Segment. Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 1997 increased 82.6% to $121.4 million from $66.5 million for the quarter ended December 31, 1996. The increase for the quarter ended December 31, 1997 was primarily a result of the 1997 Acquisitions. In addition, during the December 1997 quarter, shipments of uncoated recycled paperboard increased by 9.4% and the average net selling prices for recycled paperboard excluding recycled corrugating medium increased by 8.0% compared to the same quarter last year.

Cost of Goods Sold. Cost of goods sold for the quarter ended December 31, 1997 increased 52.0% to $235.1 million from $154.7 million for the quarter ended December 31, 1996. Cost of goods sold as a percentage of net sales for the quarters ended December 31, 1997 and 1996 was 74.3%. The increase in cost of goods sold resulted primarily from a 34.6%, or $18 per ton, increase in the average cost of recovered paper, the Company's primary raw material, for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. This cost increase was offset by the impact of higher average net selling prices and volumes of paperboard shipped resulting in flat cost of goods sold as a percentage of net sales from the quarter ended December 31, 1996 to the quarter ended December 31, 1997.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $1 million higher and $.4 million lower than it would have been under the FIFO method in the quarter ended December 31, 1997 and 1996, respectively. Net income was $.6 million lower and $.2 million higher than it would have been under the FIFO method in the quarter ended December 31, 1997 and 1996, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended December 31, 1997 increased 51.7% to $81.3 million from $53.6 million for the quarter ended December 31, 1996. Gross profit as a percentage of net sales was 25.7% for the quarters ended December 31, 1997 and 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended December 31, 1997 increased 41.0% to $55.7 million from $39.5 million for the quarter ended December 31, 1996. Selling, general and administrative expenses as a percentage of net sales for the quarter ended December 31, 1997 decreased to 17.6% from 19.0% for the quarter ended December 31, 1996. The increase in these expenses resulted primarily from the 1997 Acquisitions and formation of RTS. The decrease in selling, general and administrative expenses as a percentage of net sales resulted from decreased salary and benefit costs as a percentage of net sales offset somewhat by higher goodwill amortization expense during the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996.

Segment Operating Income.

Operating Income - Converted Products Segment. Operating income attributable to the converted products segment for the quarter ended December 31, 1997 increased 95.9% to $9.6 million from $4.9 million for the quarter ended December 31, 1996. Operating margin for the quarter ended December 31, 1997 was 3.7% compared to 2.7% for the quarter ended December 31, 1996. The increase in operating income was primarily the result of improvements in operating margins in each of the Company's converting businesses, before the effect of the 1997 Acquisitions, compared to the quarter ended December 31, 1996. The higher operating margin achieved in these businesses was primarily the result of increased productivity which resulted in better absorption of fixed overhead costs and somewhat higher selling prices. During the fourth quarter of fiscal 1997, the Company began implementing price increases with respect to most of its converted products to recover cost increases in paperboard. The converting business acquired in the Waldorf acquisition incurred a net loss for the quarter ended December 31, 1997, partially offsetting the improvements in operating income in the Company's other converting businesses.

Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended December 31, 1997 increased 63.6% to $18.0 million from $11.0 million for the quarter ended December 31, 1996. Operating margin for the quarter ended December 31, 1997 was 14.8% compared to 16.5% for the quarter ended December 31, 1996. The increase in operating income was primarily the result of the Waldorf acquisition. The decrease in operating margin was primarily a result of certain manufacturing inefficiencies and lower volumes at one of the Company's uncoated paperboard mills and the impact of lower margins in the corrugating medium business acquired in the Waldorf acquisition compared to the overall operating margin of the paperboard segment in the quarter ended December 31, 1996.

Interest Expense. Interest expense for the quarter ended December 31, 1997 increased to $9.0 million from $2.4 million for the quarter ended December 31, 1996. The increase in interest expense for the quarter ended December 31, 1997 was primarily due to an increase in the average outstanding borrowings during the quarter ended December 31, 1997 as a result of the Waldorf acquisition.

Provision for Income Taxes. Provision for income taxes increased to $7.1 million for the quarter ended December 31, 1997 from $4.7 million for the quarter ended December 31, 1996. The Company's effective tax rate increased to 44.9% for the quarter ended December 31, 1997 compared to 39.0% for the quarter ended December 31, 1996. This increase in the effective tax rate was primarily due to the effect of increased goodwill amortization relating to the Wadorf acquisition and other costs that are not deductible for federal income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share. Net income for the quarter ended December 31, 1997 increased 17.6% to $8.7 million from $7.4 million for the quarter ended December 31, 1996. Net income as a percentage of net sales decreased to 2.7% for the quarter ended December 31, 1997 from 3.6% for the quarter ended December 31, 1996. Earnings per common and common equivalent share for the quarter ended December 31, 1997 increased 13.6% to $.25 from $.22 for the quarter ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. The Company maintains a revolving credit facility under which it has aggregate borrowing availability of $450.0 million. At December 31, 1997, the Company had $398.0 million outstanding under its revolving credit facility. The revolving credit facility terminates in 2002. Cash and cash equivalents, $2.8 million at December 31, 1997, decreased from $3.3 million at September 30, 1997.

Net cash provided by operating activities for the three months ended December 31, 1997 was $12.4 million compared to $20.2 million for the quarter ended December 31, 1996. This decrease was primarily the result of increases in net current operating assets and liabilities offset by increased earnings before depreciation and amortization expense. Net cash provided by financing activities aggregated $3.3 million for the quarter ended December 31, 1997 and consisted primarily of borrowings under the revolving credit facility, repayments of long-term debt and dividend payments. Net cash used for financing activities aggregated $5.5 million for the quarter ended December 31, 1996 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $16.2 million for the quarter ended December 31, 1997 compared to $21.5 million for the quarter ended December 31, 1996 and consisted primarily of capital expenditures for the quarter ended December 31, 1997 and December 31, 1996.

Capital expenditures during the quarter ended December 31, 1997 aggregated $17.4 million and were used primarily for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions and a new building at the Company's home office. The Company estimates that its capital expenditures will aggregate approximately $55.0 million for the remainder of fiscal 1998. These expenditures will be used for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions and building expansions and improvements in two of the Company's divisions.

The Company historically has expanded its business through the acquisition of other related businesses. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it will be able to capitalize on this trend in the future.

The Company, however, is currently in the process of integrating the operations acquired in the 1997 Acquisitions into the Company's other operations and rationalizing the operations contributed to RTS Packaging. Consequently, although the Company cannot predict the extent to which it will pursue future acquisitions, the Company currently expects that it will be less likely to pursue additional acquisitions in the near term.

The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A common stock in open market transactions on the New York Stock Exchange. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B common stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B common stock purchased under these programs may not exceed 1.5 million shares. During the quarter ended December 31, 1997, the Company did not repurchase any shares of Class A or Class B common stock. As of December 31, 1997, an aggregate of 716,500 shares had been repurchased under these programs.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, interest expense, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

The Company is utilizing both internal and external resources to evaluate the potential impact of the situation commonly referred to as the "Year 2000 problem". The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company currently believes it will be able to modify, upgrade or replace its affected systems and devices in time to minimize any detrimental effects on operations. While it is not possible at present to give an accurate estimate of the cost of this work, the Company expects that such costs may be material to the Company's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or financial position of the Company.

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


                                           ROCK-TENN COMPANY
                                             (Registrant)




Date: February  4, 1998          By:      /s/ DAVID C. NICHOLSON
    --------------------             ------------------------------------------
                                     David C. Nicholson, Senior Vice-President,
                                       Chief Financial Officer, Secretary
                                       (Principal Financial Officer, Principal
                                         Accounting Officer and duly
                                         authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS


                                                                     Page No.

Exhibit 27        Financial Data Schedule (for SEC use only)