Form 10-Q
period 1998-03-31
ROCK TENN CO
filed 1998-05-05
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1998

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                         Commission File Number 0-23340


                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


           Georgia                                           62-0342590
  -------------------------------                  -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                     Identification Number)


  504 Thrasher Street, Norcross, Georgia                    30071
  ---------------------------------------          --------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                          Outstanding as of May 5, 1998
-----------------------------------              -----------------------------
Class A Common Stock, .01 par value                          23,067,876
Class B Common Stock, .01 par value                          11,700,732



================================================================================

                                ROCK-TENN COMPANY


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of
                    Operations for the three months and
                    six months ended March 31, 1998 and 1997              1

                  Condensed Consolidated Balance Sheets
                    at March 31, 1998 and
                    September 30, 1997                                    2

                  Condensed Consolidated Statements of
                    Cash Flows for the six months
                    ended March 31, 1998 and 1997                         3

                  Notes to Condensed Consolidated
                    Financial Statements                                  4

  Item 2.         Management's Discussion and Analysis
                    of Financial Condition
                    and Results of Operations                             6

PART II.          OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of
                    Security Holders                                     11

  Item 6.         Exhibits and Reports on Form 8-K                       12

                  Index to Exhibits                                      14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Three Months Ended           Six Months Ended
                                     March 31,     March 31,     March 31,     March 31,
                                          1998          1997          1998          1997
----------------------------------------------------------------------------------------

Net sales                            $ 327,854     $ 275,397     $ 644,329     $ 483,715

Cost of goods sold                     243,161       209,653       477,795       364,378
                                     ---------     ---------     ---------     ---------

Gross profit                            84,693        65,744       166,534       119,337

Selling, general and
  administrative expenses               56,741        48,889       112,976        88,400

Plant closure and other costs               --        12,784            --        12,784
                                     ---------     ---------     ---------     ---------

Income from operations                  27,952         4,071        53,558        18,153

Interest income                             80           111           178           607

Interest expense                        (8,874)       (6,804)      (17,874)       (9,246)

Minority interest in income
  of consolidated subsidiary            (1,430)           --        (2,395)           --
                                     ---------     ---------     ---------     ---------

Income (loss) before income taxes       17,728        (2,622)       33,467         9,514

Provision for income taxes               7,942         4,569        15,004         9,306
                                     ---------     ---------     ---------     ---------

Net income (loss)                    $   9,786     $  (7,191)    $  18,463     $     208
                                     =========     =========     =========     =========

Weighted average number of
  common and common
  equivalent shares outstanding         35,208        33,266        35,210        34,114
                                     =========     =========     =========     =========


Basic earnings (loss) per share      $     .28     $    (.22)    $     .54     $     .01
                                     =========     =========     =========     =========
Diluted earnings (loss) per share    $     .28     $    (.22)    $     .52     $     .01
                                     =========     =========     =========     =========

Cash dividends per common share      $    .075     $    .075     $     .15     $     .15
                                     =========     =========     =========     =========



                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           March 31,         September 30,
                                                               1998                  1997
------------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                            $     4,998           $     3,345
   Accounts receivable (net of allowance for
     doubtful accounts of $3,357 and $3,632)                112,740               115,162
   Inventories                                               97,712                94,035
   Other current assets                                       6,562                 5,073
                                                        -----------           -----------
TOTAL CURRENT ASSETS                                        222,012               217,615

Property, plant and equipment at cost:
   Land and buildings                                       169,758               163,528
   Machinery and equipment                                  722,202               696,039
   Leasehold improvements                                     4,180                13,636
   Transportation equipment                                  14,548                 4,117
                                                        -----------           -----------
                                                            910,688               877,320
   Less accumulated depreciation
     and amortization                                      (352,302)             (326,146)
                                                        -----------           -----------
   Net property, plant and equipment                        558,386               551,174
Goodwill                                                    320,847               325,697
Other assets                                                 17,347                19,200
                                                        -----------           -----------
                                                        $ 1,118,592           $ 1,113,686
                                                        ===========           ===========
------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                     $    48,712           $    54,471
   Accrued compensation and benefits                         33,052                34,500
   Current maturities of long-term debt                      54,460                41,282
   Other current liabilities                                 18,722                21,892
                                                        -----------           -----------
TOTAL CURRENT LIABILITIES                                   154,946               152,145

Long-term debt due after one year                           480,260               492,340
Deferred income taxes                                        80,464                78,288
Other liabilities                                             5,766                 6,296
Commitments and contingencies
Minority interest                                            12,013                13,405

Shareholders' equity:
   Preferred stock, $.01 par value;
      50,000,000 shares authorized; no
      shares outstanding at March 31,
      1998 and September 30, 1997                                --                    --
   Class A common stock, $.01 par value;
      175,000,000 shares authorized,
      22,999,937 outstanding at March
      31, 1998 and 22,582,976 outstanding at
      September 30, 1997; Class B common
      stock, $.01 par value; 60,000,000 shares
      authorized; 11,700,732 outstanding
      at March 31, 1998 and 11,791,350
      outstanding at September 30, 1997                         347                   344

   Capital in excess of par value                           128,565               126,363
   Retained earnings                                        258,674               245,592
   Other                                                     (2,443)               (1,087)
                                                        -----------           -----------
       TOTAL SHAREHOLDERS' EQUITY                           385,143               371,212
                                                        -----------           -----------
                                                        $ 1,118,592           $ 1,113,686
                                                        ===========           ===========


                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Six Months Ended
                                                              March 31,          March 31,
                                                                  1998                1997
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                $  18,463           $     208
   Items in income not affecting cash:
     Depreciation and amortization                              34,971              27,540
     Plant closure and other costs                                  --              12,784
     Deferred income taxes                                       2,176               5,017
     Gain on sale of property, plant
      and equipment                                               (435)               (229)
     Minority interest in income of
      consolidated subsidiary                                    2,394                  --

   Change in operating assets and
   liabilities (excluding acquisition):
     Accounts receivable                                         2,231               6,718
     Inventories                                                (3,872)             (1,152)
     Other assets                                               (4,782)             (7,340)
     Accounts payable                                           (5,681)             (1,406)
     Accrued liabilities                                        (2,494)            (14,683)
     Income taxes payable                                           --                 (17)
     Other                                                         116                (484)
                                                             ---------           ---------

     CASH PROVIDED BY OPERATING ACTIVITIES                      43,087              26,956

FINANCING ACTIVITIES:
   Net additions to revolving credit facilities                  9,000             388,853
   Additions to long-term debt                                      --               1,500
   Repayment of long-term debt                                  (7,897)           (144,954)
   Sales of common stock                                         1,993               2,254
   Cash dividends paid to shareholders                          (5,167)             (4,990)
   Cash dividends paid to minority interest                     (3,850)                 --
                                                             ---------           ---------

   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES             (5,921)            242,663

INVESTING ACTIVITIES:
   Cash paid for purchase of business                               --            (267,152)
   Capital expenditures                                        (37,232)            (45,590)
   Proceeds from sale of property,
     plant and equipment                                         1,100                 851
   Cash paid for intangibles                                        --              (1,397)
   Decrease in unexpended industrial
     revenue bond proceeds                                         610                  --
                                                             ---------           ---------

   CASH USED FOR INVESTING ACTIVITIES                          (35,522)           (313,288)

Effect of exchange rate changes on cash                              9                   4

Increase (decrease) in cash and cash equivalents                 1,653             (43,665)
Cash and cash equivalents at beginning of period                 3,345              50,876
                                                             ---------           ---------
Cash and cash equivalents at end of period                   $   4,998           $   7,211
                                                             =========           =========

Supplemental disclosure of cash flow
information:
  Cash paid during the period for:
     Income taxes                                               13,098           $  12,328
     Interest (net of amounts capitalized)                      18,965               9,059
Supplemental disclosure of noncash investing
  and financing activities:
     Indebtedness assumed in connection
        with acquisition                                            --             143,706



                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended March 31, 1998 and 1997, the Company's financial position at March 31, 1998 and September 30, 1997, and the cash flows for the six-month periods ended March 31, 1998 and 1997.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

The results for the three months and six months ended March 31, 1998 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  ACCOUNTING POLICIES

The Company uses interest cap agreements to synthetically manage the interest rate characteristics of a portion of its outstanding debt and to partially limit the Company's exposure to rising interest rates. Interest rate differentials to be received as a result of interest rate cap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Interest rate cap purchase expenses are amortized to interest expense ratably during the life of the agreement.

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

Inventories at March 31, 1998 and September 30, 1997 were as follows (in thousands):

                                                               March 31,     September 30,
                                                                    1998              1997
                                                              ----------     -------------
                                                              (Unaudited)

         Finished goods and work in process                    $  70,899         $  64,933
         Raw materials                                            36,760            37,474
         Supplies                                                 12,543            12,318
                                                               ---------         ---------
         Inventories at first-in, first-out (FIFO) cost          120,202           114,725
         LIFO reserve                                            (22,490)          (20,690)
                                                               ---------         ---------
         Net inventories                                       $  97,712         $  94,035
                                                               =========         =========

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

NOTE 6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              Three Months Ended       Six Months Ended
                                                   March 31,               March 31,
                                             1998            1997      1998        1997
----------------------------------------------------------------------------------------
Numerator:
     Net income                            $  9,876    $ (7,191)    $ 18,463    $    208

Denominator:
     Denominator for basic earnings
         per share-weighted
         average shares                      34,524      33,266       34,469      33,218
     Effect of dilutive stock options           684          --          741         896
                                           --------    --------     --------    --------
     Denominator for diluted earnings
         per share - weighted average
         shares and assumed conversions      35,208      33,266       35,210      34,114
                                           ========    ========     ========    ========

Basic earnings (loss) per share            $    .28    $   (.22)    $    .54    $    .01
                                           ========    ========     ========    ========

Diluted earnings (loss) per share          $    .28    $   (.22)    $    .52    $    .01
                                           ========    ========     ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto, included herein, and the Company's audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997 which have been filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

GENERAL

On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation ("Waldorf"), a manufacturer of folding cartons and 100% recycled paperboard and a manufacturer of 100% recycled corrugating medium (the "Waldorf Acquisition"). On June 9, 1997, the Company acquired substantially all of the assets of Rite Paper Products, Inc., a manufacturer of laminated paperboard components primarily for the ready-to-assemble furniture industry. On July 9, 1997, the Company acquired substantially all of the assets and certain of the liabilities of The Davey Company, a manufacturer of recycled paperboard used by the book manufacturing industry for book covers. On September 5, 1997, the Company and Sonoco Products Company combined their respective fiber partition businesses into a new entity named RTS Packaging, LLC ("RTS") which is owned 65% by the Company.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


=========================================================================================
                                    FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                      MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                           1998          1997          1998          1997
-----------------------------------------------------------------------------------------
NET SALES:

Converted Products                    $ 267,999     $ 231,520     $ 528,587     $ 415,957
Paperboard                              118,686       100,396       240,054       166,942
Intersegment Eliminations               (58,831)      (56,519)     (124,312)      (99,184)
-----------------------------------------------------------------------------------------
TOTAL                                 $ 327,854     $ 275,397     $ 644,329     $ 483,715
-----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES:

Converted Products                    $  11,860     $  (4,580)    $  21,440     $     359
Paperboard                               18,298        12,187        36,302        23,191
Corporate Expense                        (2,206)       (2,706)       (4,184)       (4,567)
Intersegment Eliminations                    --          (830)           --          (830)
Interest Expense                         (8,874)       (6,804)      (17,874)       (9,246)
Interest Income                              80           111           178           607
Minority Interest in Income of
      Consolidated Subsidiary            (1,430)           --        (2,395)           --
-----------------------------------------------------------------------------------------
TOTAL                                 $  17,728     $  (2,622)    $  33,467     $   9,514
=========================================================================================
PAPERBOARD SHIPPED (IN TONS)            281,843       246,387       568,831       406,692
=========================================================================================

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers). Net sales for the quarter ended March 31, 1998 increased 19.1% to $327.9 million from $275.4 million for the quarter ended March 31, 1997. Net sales for the six months ended March 31, 1998 increased 33.2% to $644.3 million from $483.7 million for the six months ended March 31, 1997. Net sales increased for the quarter and for the six months ended March 31, 1998 primarily as a result of the acquisitions discussed in the General section above and as a result of volume and selling price increases.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended March 31, 1998 increased 15.8% to $268.0 million from $231.5 million for the quarter ended March 31, 1997. Net sales of converted products before intersegment eliminations for the six months ended March 31, 1998 increased 27.1% to $528.6 from $416.0 for the six months ended March 31, 1997. The increase for the quarter and for the six months ended March 31, 1998 was primarily the result of the acquisitions discussed in the General section above and as a result of volume and selling price increases.

Net Sales (Aggregate) - Paperboard Segment. Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 1998 increased 18.2% to $118.7 million from $100.4 million for the quarter ended March 31, 1997. Net sales of paperboard before intersegment eliminations for the six months ended March 31, 1998 increased 43.9% to $240.1 million from $166.9 million for the six months ended March 31, 1997. The increase for the quarter and the six months ended March 31, 1998 was primarily the result of the Waldorf Acquisition on January 21, 1997 and as a result of volume and selling price increases.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 1998 increased 16.0% to $243.2 million from $209.7 million for the quarter ended March 31, 1997. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 1998 decreased to 74.2% from 76.1% for the quarter ended March 31, 1997. Cost of goods sold for the six months ended March 31, 1998 increased 31.1% to $477.8 million from $364.4 million for the six months ended March 31, 1997. Cost of goods sold as a percentage of net sales for the six months ended March 31, 1998 decreased to 74.2% from 75.3% for the six months ended March 31, 1997. The average cost of recovered paper, the Company's primary raw material, increased to $68 per ton for the quarter ended March 31, 1998 compared to $57 per ton for the quarter ended March 31, 1997 and increased to $69 per ton for the six months ended March 31, 1998 compared to $54 for the six months ended March 31, 1997. These higher raw material costs were more than offset by higher selling prices and production efficiencies from increased volumes. As a result cost of goods sold as a percentage of net sales decreased for the quarter and six month periods ending March 31, 1998 compared to the same periods last year.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $0.8 million higher and $0.4 million higher than it would have been under the FIFO method in the quarter ended March 31, 1998 and 1997, respectively. Cost of goods sold determined under the LIFO method was $1.8 million higher than it would have been and the same as it would have been under the FIFO method for the six months ended March 31, 1998 and 1997, respectively. Net income was $0.5 million lower and $0.2 million lower than it would have been under the FIFO method in the quarter ended March 31, 1998 and 1997, respectively. Net income was $1.1 million lower than it would have been and the same as it would have been under the FIFO method for the six months ended March 31, 1998 and 1997, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended March 31, 1998 increased 28.9% to $84.7 million from $65.7 million for the quarter ended March 31, 1997. Gross profit for the six months ended March 31, 1998 increased 39.6% to $166.5 million from $119.3 for the six months ended March 31, 1997. Gross profit as a percentage of net sales increased to 25.8% for the quarter ended March 31, 1998 from 23.9% for the quarter ended March 31, 1997. Gross profit as a percentage of net sales increased to 25.8% for the six months ended March 31, 1998 from 24.7% for the six months ended March 31, 1997. Gross profit as a percentage of net sales increased for the quarter and six months ended March 31, 1998 compared to the same periods last year as a result of the decreases in cost of goods sold as a percentage of net sales discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1998 increased 16.0% to $56.7 million from $48.9 million for the quarter ended March 31, 1997. Selling, general and administrative expenses for the six months ended March 31, 1998 increased 27.8% to $113.0 million from $88.4 million for the six months ended March 31, 1997. Selling, general and administrative expenses as a percentage of net sales for the quarter ended March 31, 1998 decreased to 17.3% from 17.8% for the quarter ended March 31, 1997. Selling, general and administrative expenses as a percentage of net sales for the six months ended March 31, 1998 decreased to 17.5% from 18.3% for the six months ended March 31, 1997. The decrease in these expenses as a percentage of net sales for the quarter and six months ended March 31, 1998 compared to the same periods last year are a result of selling price increases and volume growth which did not require a corresponding increase in selling, general and administrative expenses.

Plant Closure and Other Costs. In connection with the Waldorf Acquisition the Company began a review of the combined operations of Rock-Tenn and Waldorf in order to most efficiently serve its markets, eliminate geographic overlaps and coordinate production. In connection with this review, in the second quarter of fiscal 1997, management decided to close the Company's existing folding carton plant at Mundelein, Illinois. The Mundelein facility was acquired in 1995 in connection with the acquisition of Olympic Packaging. In connection with this planned closure (which was announced to employees and customers in April 1997) and considering the impact of the Waldorf Acquisition, the Company charged to earnings, in the quarter ended March 31, 1997, $12.8 million consisting primarily of the non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary. The write-off of goodwill was required based upon the determination that such goodwill would not be recoverable.

Segment Operating Income (Loss).

Operating Income (Loss) - Converted Products Segment. Excluding the $12.8 million non-cash write-off during the quarter ended March 31, 1997 of goodwill associated with the Company's Olympic Packaging subsidiary, ("the 1997 Olympic Charge") operating income attributable to the converted products segment for the quarter ended March 31, 1998 increased 45.1% to $11.9 million from $8.2 million for the quarter ended March 31, 1997. Excluding the 1997 Olympic Charge, operating income attributable to the converted products segment for the six months ended March 31, 1998 increased 63.4% to $21.4 million from $13.1 million for the six months ended March 31, 1997. Excluding the 1997 Olympic Charge, operating margin for the quarter ended March 31, 1998 was 4.4% compared to 3.5% for the quarter ended March 31, 1997. Excluding the 1997 Olympic Charge, operating margin for the six months ended March 31, 1998 was 4.0% compared to 3.1% for the six months ended March 31, 1998. The converted products segment results for the quarter and six month period ended March 31, 1998 include the results for the acquisitions and RTS as discussed in the General section. In fiscal 1997, these acquisitions and RTS are only included after the acquisition or formation dates outlined in the General section. In addition, the converted products segment results include 100% of the earnings of RTS with minority interests in RTS eliminated in another line of the Industry Segment Information Table. These factors contributed to the higher levels of segment operating income. Operating margins in this segment increased in the fiscal 1998 periods compared to the fiscal 1997 periods as a result of generally higher selling prices and higher volumes. The increases in operating income and operating margins for the fiscal 1998 periods were reduced by decreases in volume and certain operating inefficiencies within the former Waldorf folding carton operations.

Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended March 31, 1998 increased 50% to $18.3 million from $12.2 million for the quarter ended March 31, 1997. Operating margin for the quarter ended March 31, 1998 was 15.4% compared to 12.2% for the quarter ended March 31, 1997. Operating income attributable to the paperboard segment for the six months ended March 31, 1998 increased 56.5% to $36.3 million from $23.2 million for the six months ended March 31, 1997. Operating margin for the six months ended March 31, 1998 was 15.1% compared to 13.9% for the same period in the prior year. The

Company's weighted average cost per ton of paper recovered during the quarter ended March 31, 1998 increased to $68 per ton compared to $57 per ton during the quarter ended March 31, 1997 and increased to $69 per ton for the six months ended March 31, 1998 compared to $54 for the six months ended March 31, 1997. Tons of paperboard shipped increased to 280,000 for the quarter ended March 31, 1998 from 246,000 for the quarter ended March 31, 1997. Tons of paperboard shipped increased to 567,000 tons for the six months ended March 31, 1998 compared to 407,000 tons for the same period in the prior year. Average paperboard selling prices increased to $409 per ton for the quarter ended March 31, 1998 from $384 per ton for the quarter ended March 31, 1997. Average paperboard selling prices increased to $407 per ton for the six months ended March 31, 1998 compared to $386 for the same period in the prior year. The increase in volume of paperboard shipped is primarily the result of the Waldorf Acquisition. Operating margins increased primarily due to higher average selling price increases than the increases in the average cost of recovered paper. This operating margin increase was largest in the recycled medium grade of paperboard.

Interest Expense. Interest expense for the quarter ended March 31, 1998 increased to $8.9 million from $6.8 million for the quarter ended March 31, 1997. Interest expense for the six months ended March 31, 1998 increased to $17.9 million from $9.2 million for the six months ended March 31, 1997. The increase in interest expense for the quarter and the six months ended March 31, 1998 was primarily due to an increase in the average outstanding borrowings during such periods resulting from the Waldorf Acquisition.

Provision for Income Taxes. Provision for income taxes increased to $7.9 million for the quarter ended March 31, 1998 from $4.6 million for the quarter ended March 31, 1997. Provision for income taxes for the six months ended March 31, 1998 increased to $15.0 million from $9.3 million for the six months ended March 31, 1997. Excluding the effect of the 1997 Olympic charge, which is not deductible for income tax purposes, the Company's effective tax rate increased to 44.8% for the six months ended March 31, 1998 compared to 41.7% for the six months ended March 31, 1997. This increase in the effective tax rate was primarily due to the effect of amortization of goodwill associated with the Waldorf Acquisition that is not deductible for income tax purposes.

Net Income (Loss) and Earnings (Loss) Per Common and Common Equivalent Share. Net income (loss) for the quarter ended March 31, 1998 increased 236.1% to $9.8 million from a loss of $7.2 million for the quarter ended March 31, 1997. Net income for the six months ended March 31, 1998 increased to $18.5 million from $0.2 million for the six months ended March 31, 1997. Net income (loss) as a percentage of net sales increased to 3.0% for the quarter ended March 31, 1998 from (2.6)% for the quarter ended March 31, 1997. Net income as a percentage of net sales increased to 2.9% for the six months ended March 31, 1998 from less than 1% for the six months ended March 31, 1997. Earnings (loss) per common and common equivalent share for the quarter ended March 31, 1998 increased to $.28 from $(.22) for the quarter ended March 31, 1997. Earnings per common and common equivalent share for the six months ended March 31, 1998 increased to $.52 from $.01 for the six months ended March 31, 1997.

Liquidity and Capital Resources

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. In 1997, the Company entered into a new credit facility under which it has aggregate borrowing availability of $450.0 million, which replaced the Company's then existing revolving credit facilities, under which it had aggregate borrowing availability of $100.0 million. At March 31, 1998, the Company had $395.0 million outstanding under its new revolving credit facility. Cash and cash equivalents, $5.0 million at March 31, 1998, increased from $3.3 million at September 30, 1996.

Net cash provided by operating activities for the six months ended March 31, 1998 was $43.1 million compared to $27.0 million for the six months ended March 31, 1997. This increase was primarily the result of increased earnings before depreciation and amortization and a decrease in net operating asset requirements. Net cash used for financing activities aggregated $5.9 million for the six months ended March 31, 1998 and consisted primarily of borrowings under the Company's $450.0 million revolving credit facility, net of scheduled repayments of long-term debt and dividend payments. Net cash provided by financing activities aggregated $242.7 million for the six months ended March 31, 1997 and consisted primarily of borrowings under the revolving credit facilities less repayments of certain acquired indebtedness of Waldorf and dividend payments. Net cash used for investing activities was $35.5 million for the six months ended March 31, 1998 compared to $313.3 million for the quarter ended March 31, 1997 and consisted primarily of capital expenditures for the six months ended March 31, 1997 and cash paid for the Waldorf Acquisition and capital expenditures for the six months ended March 31, 1997.

The Company estimates that its capital expenditures will aggregate approximately $35 million for the remainder of fiscal 1998. These expenditures will be used primarily for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions, warehouse expansions and facility relocations in two of the Company's division.

The Company historically has expanded its business through the acquisition of other related businesses. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it will be able to capitalize on this trend in the future.

The Company, however, is currently in the process of integrating the operations it acquired during fiscal 1997 into the Company's other operations and rationalizing the operations contributed to RTS Packaging. Consequently, although the Company cannot predict the extent to which it will pursue future acquisitions, the Company currently expects that it will be less likely to pursue additional acquisitions in the near term.

The Board of Directors has authorized the Company to repurchase from time to time prior to July 31, 1998 up to 1.5 million shares of Class A common stock in open market transactions on the New York Stock Exchange. In addition, the Board has authorized the Company to repurchase from time to time shares of Class B common stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B common stock purchased under these programs may not exceed 1.5 million shares. During the first six months of fiscal 1998, the Company did not repurchase any shares of Class A or Class B common stock. As of March 31, 1998, an aggregate of 716,500 shares had been repurchased under these programs.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, interest expense, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

The Company is utilizing both internal and external resources to evaluate the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company currently believes it will be able to modify, upgrade or replace its affected systems and devices in time to minimize any detrimental effects on operations. While it is not possible at present to give an accurate estimate of the cost of this work, the company expects that such costs may be material to the Company's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or financial position of the Company.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on Thursday, January 22, 1998 at which several matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the four individuals elected as directors of the Company for a term expiring in 2001 and the one individual elected as director of the Company for a term expiring in 1999 were as follows (there were no abstentions or broker non-votes):

                                                 For           Withheld
                                             -----------       --------
         Stephen G. Anderson                 113,804,124        93,232
         Robert B. Currey                    113,806,434        90,922
         John W. Spiegel                     113,806,434        90,922
         L.L. Gellerstedt, III               113,806,434        90,922
         A.D. Fraizer, Jr.                   113,805,317        92,039

         Additional directors, whose terms of office as directors continued after the meeting, are as follows:

         Term expiring in 1999                        Term expiring in 2000
         ---------------------                        ---------------------
         Bradley Currey, Jr.                          J. Hyatt Brown
         Mary Louise Morris Brown                     Eugene U. Frey
         John D. Hopkins                              C. Randolph Sexton
         James W. Johnson                             Jay Shuster

(b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                                 Broker
Description of Matter                            For            Against          Abstain        Non-Votes
                                             -----------       ---------         -------        ---------
         Ratification of the
         appointment of Ernst &
         Young LLP as independent
         auditors of the Company
         to serve for the 1998 fiscal year   112,664,569       1,204,562          28,225            --

         Approval of Amended and
         Restated Stock Purchase Plan        111,504,018       2,232,823         160,515            --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          27  Financial Data Schedule (for SEC use only)
        27.1  Financial Data Schedule (For SEC use only) - September 30, 1995 (restated
                in accordance with SFAS 128)
        27.2  Financial Data Schedule (For SEC use only) - December 31, 1995 (restated
                in accordance with SFAS 128)
        27.3  Financial Data Schedule (For SEC use only) - March 31, 1996 (restated in accordance with SFAS 128)
        27.4  Financial Data Schedule (For SEC use only) - June 30, 1996 (restated in accordance with SFAS 128)
        27.5  Financial Data Schedule (For SEC use only) - September 30, 1996 (restated
                in accordance with SFAS 128)
        27.6  Financial Data Schedule (For SEC use only) - December 31, 1996 (restated
                in accordance with SFAS 128)
        27.7  Financial Data Schedule (For SEC use only) - March 31, 1997 (restated in accordance with SFAS 128)
        27.8  Financial Data Schedule (For SEC use only) - June 30, 1997 (restated in accordance with SFAS 128)
        27.9  Financial Data Schedule (For SEC use only) - September 30, 1997 (restated
                in accordance with SFAS 128)

(b)      Reports on Form 8-K
         1 On March 10, 1998, the Company filed a Current Report on Form 8-K, dated March 10, 1998, under which the Company filed a press release commenting on its sales and earnings outlook for the remainder of its fiscal year ending September 30, 1998.

         2. On March 17, 1998, the Company filed a Current Report on Form 8-K, dated March 17, 1998, under which the Company restated its earnings per share amounts in conjunction with the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROCK-TENN COMPANY
                                             (Registrant)




Date    May 5, 1997           By:      /s/ DAVID C. NICHOLSON
     -----------------             --------------------------------------------
                                     David C. Nicholson, Senior Vice-President,
                                       Chief Financial Officer, Secretary
                                       (Principal Financial Officer, Principal
                                         Accounting Officer and duly
                                         authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS


                                                                                                   Page No.
Exhibit 27        Financial Data Schedule (For SEC use only) - March 31, 1998
Exhibit 27.1      Financial Data Schedule (For SEC use only) - September 30, 1995 (restated
                    in accordance with SFAS 128)
Exhibit 27.2      Financial Data Schedule (For SEC use only) - December 31, 1995 (restated
                    in accordance with SFAS 128)
Exhibit 27.3      Financial Data Schedule (For SEC use only) - March 31, 1996 (restated in accordance with SFAS 128)
Exhibit 27.4      Financial Data Schedule (For SEC use only) - June 30, 1996 (restated in accordance with SFAS 128)
Exhibit 27.5      Financial Data Schedule (For SEC use only) - September 30, 1996 (restated
                    in accordance with SFAS 128)
Exhibit 27.6      Financial Data Schedule (For SEC use only) - December 31, 1996 (restated
                    in accordance with SFAS 128)
Exhibit 27.7      Financial Data Schedule (For SEC use only) - March 31, 1997 (restated in accordance with SFAS 128)
Exhibit 27.8      Financial Data Schedule (For SEC use only) - June 30, 1997 (restated in accordance with SFAS 128)
Exhibit 27.9      Financial Data Schedule (For SEC use only) - September 30, 1997 (restated
                    in accordance with SFAS 128)