Form 10-Q
period 1998-06-30
ROCK TENN CO
filed 1998-08-05
CIK 230498

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-23340


                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


                 Georgia                                     62-0342590
       ------------------------------                 ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification Number)


      504 Thrasher Street, Norcross, Georgia                30071
      ---------------------------------------             ---------
      (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code (770) 448-2193


                                       N/A
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                          Outstanding as of August 4, 1998
-----------------------------------          --------------------------------
Class A Common Stock, .01 par value                    23,071,676
Class B Common Stock, .01 par value                    11,716,732

                                ROCK-TENN COMPANY


                                      INDEX


                                                                                                        Page No.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of Income for the three months and
                    nine months ended June 30, 1998 and 1997                                               1

                  Condensed Consolidated Balance Sheets at June 30, 1998 and
                    September 30, 1997                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 1998 and 1997                                                           3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              6

PART II. OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                        12

                  Index to Exhibits                                                                       14


                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended        Nine Months Ended
                                                 June 30,    June 30,      June 30,     June 30,
                                                   1998        1997          1998         1997
------------------------------------------------------------------------------------------------
Net sales                                      $ 320,078    $ 300,302    $ 964,407    $ 784,017

Cost of goods sold                               231,266      226,484      709,061      590,862
                                               ---------    ---------    ---------    ---------

Gross profit                                      88,812       73,818      255,346      193,155

Selling, general and administrative expenses      58,709       51,606      171,685      140,006

Plant closure and other costs                         --        2,700           --       15,484
                                               ---------    ---------    ---------    ---------

Income from operations                            30,103       19,512       83,661       37,665

Interest and other income                            682           82          860          689

Interest expense                                  (8,640)      (8,596)     (26,514)     (17,842)

Minority interest in income of consolidated
   subsidiary                                     (1,533)          --       (3,928)          --
                                               ---------    ---------    ---------    ---------

Income before income taxes                        20,612       10,998       54,079       20,512

Provision for income taxes                         8,812        4,786       23,816       14,092
                                               ---------    ---------    ---------    ---------

Net income                                     $  11,800    $   6,212    $  30,263    $   6,420
                                               =========    =========    =========    =========

Weighted average number of common and
     common equivalent shares outstanding         35,181       34,085       35,199       34,102

Basic earnings per share                       $    0.34    $    0.19    $    0.88    $    0.19
                                               =========    =========    =========    =========
Diluted earnings per share                     $    0.34    $    0.18    $    0.86    $    0.19
                                               =========    =========    =========    =========

Cash dividends per common share                $   0.075    $   0.075    $   0.225    $   0.225
                                               =========    =========    =========    =========

                            See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    June 30,      September 30,
                                                                                      1998            1997
---------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     7,592    $     3,345
   Accounts receivable (net of allowance for
     doubtful accounts of $3,376 and $3,632 )                                          111,476        115,162
   Inventories                                                                          97,001         94,035
   Other current assets                                                                  4,665          5,073
                                                                                   -----------    -----------
   TOTAL CURRENT ASSETS                                                                220,734        217,615

Property, plant and equipment at cost:
   Land and buildings                                                                  172,801        163,528
   Machinery and equipment                                                             735,439        696,039
   Leasehold improvements                                                                4,246         13,636
   Transportation equipment                                                             14,643          4,117
                                                                                   -----------    -----------
                                                                                       927,129        877,320
   Less accumulated depreciation and amortization                                     (361,598)      (326,146)
                                                                                   -----------    -----------
   Net property, plant and equipment                                                   565,531        551,174
Goodwill                                                                               318,386        325,697
Other assets                                                                            16,106         19,200
                                                                                   -----------    -----------
                                                                                   $ 1,120,757    $ 1,113,686
                                                                                   ===========    ===========

-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                $    48,651    $    54,471
   Accrued compensation and benefits                                                    38,186         34,500
   Current maturities of long-term debt                                                 37,506         41,282
   Other current liabilities                                                            21,428         21,892
                                                                                   -----------    -----------
   TOTAL CURRENT LIABILITIES                                                           145,771        152,145

Long-term debt due after one year                                                      483,964        492,340
Deferred income taxes                                                                   80,917         78,288
Other liabilities                                                                        5,049          6,296
Commitments and contingencies
Minority interest                                                                       11,621         13,405

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at June 30, 1998 and September 30, 1997                             --             --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     23,071,476 outstanding at June 30, 1998 and 22,582,976 outstanding at
     September 30, 1997; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,697,132 outstanding
     at June 30, 1998 and 11,791,350 outstanding at September 30, 1997                     348            344

   Capital in excess of par value                                                      129,053        126,363
   Retained earnings                                                                   268,080        245,592
   Other                                                                                (4,046)        (1,087)
                                                                                   -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                                                      393,435        371,212
                                                                                   -----------    -----------
                                                                                   $ 1,120,757    $ 1,113.686
                                                                                   ===========    ===========



                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                                June 30,      June 30,
                                                                                  1998          1997
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                   $ 30,263    $   6,420
   Items in income not affecting cash:
     Depreciation and amortization                                                52,821       44,261
     Plant closure and other costs                                                    --       14,337
     Deferred income taxes                                                         2,629        5,017
     Gain on sale of property, plant and equipment                                  (587)        (404)
     Loss on currency translation                                                    131           --
     Minority interest in income of consolidated subsidiary                        3,928           --

   Change in operating assets and liabilities (excluding acquisitions):
     Accounts receivable                                                           3,167          529
     Inventories                                                                  (3,466)        (278)
     Other assets                                                                  1,023       (6,276)
     Accounts payable                                                             (5,598)      (6,495)
     Accrued liabilities                                                           2,300       (6,784)
     Income taxes payable                                                             --        2,470
     Other                                                                          (389)        (767)
                                                                                --------    ---------

     CASH PROVIDED BY OPERATING ACTIVITIES                                        86,222       52,030
FINANCING ACTIVITIES:
   Net (repayments) additions to revolving credit facilities                      (4,000)     415,058
   Additions to long-term debt                                                        --        1,500
   Repayments of long-term debt                                                   (8,152)    (145,482)
   Sales of common stock                                                           2,694        2,969
   Cash dividends paid to shareholders                                            (7,775)      (7,492)
   Cash dividends paid to minority interest                                       (5,775)          --
                                                                                --------    ---------

   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                              (23,008)     266,553

INVESTING ACTIVITIES:
   Cash paid for purchases of businesses                                              --     (299,114)
   Capital expenditures                                                          (61,157)     (67,049)
   Proceeds from sale of building, equipment and other                             1,666        1,175
   Cash paid for intangibles                                                          --         (290)
   Decrease in unexpended industrial revenue bond proceeds                           610           --
                                                                                --------    ---------

CASH USED FOR INVESTING ACTIVITIES                                               (58,881)    (365,278)

Effect of exchange rate changes on cash                                              (86)          (8)

Increase (decrease) in cash and cash equivalents                                   4,247      (46,703)
Cash and cash equivalents at beginning of period                                   3,345       50,876
                                                                                --------    ---------
Cash and cash equivalents at end of period                                      $  7,592    $   4,173
                                                                                ========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes (net of refunds)                                              $ 19,918    $  12,247
     Interest (net of amounts capitalized)                                        26,366       14,807
Supplemental disclosure of noncash investing and financing activities:
     Indebtedness assumed in connection with acquisition                              --      143,706

                             See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997, the Company's financial position at June 30, 1998 and September 30, 1997, and the cash flows for the nine-month periods ended June 30, 1998 and 1997.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

The results for the nine months ended June 30, 1998 are not necessarily indicative of results that may be expected for the full year.

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

Inventories at June 30, 1998 and September 30, 1997 were as follows (in thousands):

                                                               June 30,         September 30,
                                                                 1998                1997
                                                               --------         -------------
                                                             (Unaudited)
         Finished goods and work in process                   $  73,914           $  64,933
         Raw materials                                           33,682              37,474
         Supplies                                                11,895              12,318
                                                              ---------           ---------
         Inventories at first-in, first-out (FIFO) cost         119,491             114,725
         LIFO reserve                                           (22,490)            (20,690)
                                                              ---------           ---------
         Net inventories                                      $  97,001           $  94,035
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

NOTE 6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three Months Ended   Nine Months Ended
                                                          June 30,           June 30,
                                                      1998       1997    1998       1997
------------------------------------------------------------------------------------------
Numerator:
     Net income                                     $11,800   $ 6,212   $30,263   $ 6,420

Denominator:
     Denominator for basic earnings per share-
         weighted average shares                     34,746    33,357    34,561    33,265
     Effect of dilutive stock options                   435       728       638       837
                                                    -------   -------   -------   -------
     Denominator for diluted earnings per share-
         weighted average shares and assumed
         conversions                                 35,181    34,085    35,199    34,102
                                                    =======   =======   =======   =======

Basic earnings per share                            $  0.34   $   .19   $  0.88   $   .19
                                                    =======   =======   =======   =======

Diluted earnings per share                          $  0.34   $   .18   $  0.86   $   .19
                                                    =======   =======   =======   =======

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

SEGMENT AND MARKET INFORMATION

The Company operates principally in two industry segments: converted products and paperboard. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. In the folding carton and corrugated container markets the Company competes with a significant number of national and regional packaging suppliers. In the fiber partitions, corrugated displays, thermoformed plastic products and laminated paperboard products markets the Company competes with a smaller number of national, regional and local companies offering highly specialized products. During fiscal 1997, the Company sold converted products to over 5,000 customers with no customer accounting for more than 10% of the Company's net sales. The Company sells converted products to several large national customers which annually purchase $25 to $45 million, however, a majority of the Company's converted products sales are to customers which annually purchase less than $10 million from the Company. Within the converted products market, conditions have become highly competitive as large, national customers have begun consolidating their supplier relationships. As a result of this trend, the Company regularly participates in bidding for sales opportunities to national customers. The loss of business or the award of new business from national customers may have a significant impact on the Company's results of operations.

The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and uncoated paperboard and corrugating medium and that collect recovered paper. In the paperboard segment the Company competes with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. During fiscal 1997 the Company sold paperboard to over 1,000 customers. A significant percentage of the Company's sales of coated and uncoated recycled paperboard are made to the Company's converted products segment. The current trend in the paperboard industry is for a higher degree of integration between paperboard production and converted products sales. The Company's paperboard segments sales volumes may therefore be directly impacted by changes in demand for the Company's converted products.

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

-------------------------------------------------------------------------------------------------
                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                   1998         1997         1998         1997
-------------------------------------------------------------------------------------------------
NET SALES:

Converted Products                            $ 263,341    $ 251,657    $ 791,928    $ 667,614
Paperboard                                      111,828      109,262      351,882      276,204
Intersegment Eliminations                       (55,091)     (60,617)    (179,403)    (159,801)
-------------------------------------------------------------------------------------------------
TOTAL                                         $ 320,078    $ 300,302    $ 964,407    $ 784,017
-------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products                            $  14,068    $   9,064    $  35,508    $   9,423
Paperboard                                       18,237       12,415       54,539       35,606
Corporate Expense                                (2,202)      (1,967)      (6,386)      (6,534)
Intersegment Eliminations                            --           --           --         (830)
Interest Expense                                 (8,640)      (8,596)     (26,514)     (17,842)
Interest Income                                     682           82          860          689
Minority Interest in Income of
       Consolidated Subsidiary                   (1,533)          --       (3,928)          --
-------------------------------------------------------------------------------------------------
TOTAL                                         $  20,612    $  10,998    $  54,079    $  20,512
-------------------------------------------------------------------------------------------------
Paperboard Shipped (in tons)                    266,141      271,155      834,972      677,847
-------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers). Net sales for the quarter ended June 30, 1998 increased 6.6% to $320.1 million from $300.3 million for the quarter ended June 30, 1997. Net sales for the nine months ended June 30, 1998 increased 23.0% to $964.4 million from $784.0 million for the nine months ended June 30, 1997. Net sales increased for the quarter and for the nine months ended June 30, 1998 as a result of acquisitions completed during fiscal 1997 and price increases offset by lower volumes.

Net Sales (Aggregate) - Converted Products Segment. Net sales of converted products before intersegment eliminations for the quarter ended June 30, 1998 increased 4.6% to $263.3 million from $251.7 million for the quarter ended June 30, 1997. Net sales of converted products before intersegment eliminations for the nine months ended June 30, 1998 increased 18.6% to $791.9 million from $667.6 million for the nine months ended June 30, 1997. The increase for the quarter ended and for the nine months ended June 30, 1998 was primarily the result of the acquisitions completed during fiscal 1997 and price increases offset by lower volumes. The decrease in volume was partially attributable to lower sales to a national customer. The Company has been notified that another national customer will phase out purchases during the next two fiscal quarters. The Company currently believes that the impact of lower volume with these national customers will be offset in future periods by the award of new business from other customers. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Net Sales (Aggregate) - Paperboard Segment. Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 1998 increased 2.3% to $111.8 million from $109.3 million for the quarter ended June 30, 1997. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 1998 increased 27.4% to $351.9 million from $276.2 million for the nine months ended June 30, 1997. The increase for the nine months ended June 30, 1998 was the result of the Waldorf Acquisition on January 21, 1997, significant price increases on recycled medium paperboard and price increases on other grades of paperboard offset by lower volumes. The decrease in volume was partially attributable to lower volume with one national customer within the converted products segment discussed above. The phase out of a national customer's purchases within the converted products segment during the next two fiscal quarters will also result in a reduction in paperboard volumes during such quarters. The Company currently believes that the impact of the lower volume with these national customers will be offset in the future by the awards of new business from other customers and from sales of paperboard to other converters. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 1998 increased 2.1% to $231.3 million from $226.5 million for the quarter ended June 30, 1997. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 1998 decreased to 72.3% from 75.4% for the quarter ended June 30, 1997. Cost of goods sold for the nine months ended June 30, 1998 increased 20.0% to $709.1 million from $590.9 million for the nine months ended June 30, 1997. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 1998 decreased to 73.5% from 75.4% for the nine months ended June 30, 1997. The average cost of recovered paper, the Company's primary raw material, increased to $59 per ton for the quarter ended June 30, 1998 compared to $50 per ton for the quarter ended June 30, 1997. The average cost of recovered paper for the nine months ended June 30, 1998 increased to approximately $66 per ton from $53 per ton for the nine months ended June 30, 1997. Higher average selling prices and increased manufacturing efficiencies which were partially offset by increased costs of recovered paper and lower volumes of paperboard shipped and converted products sold resulted in a decrease in cost of goods sold as a percentage of net sales for the quarter and nine months ended June 30, 1998.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was the same as it would have been under the FIFO method in the quarters ended June 30, 1998 and 1997. Cost of goods sold determined under the LIFO method was $1.8 million higher than it would have been and the same as it would have been under the FIFO method for the nine months ended June 30, 1998 and 1997, respectively. Net income was the same as it would have been under the FIFO method in the quarters ended June 30, 1998 and 1997. Net income was $1.1 million lower than it would have been and the same as it would have been under the FIFO method for the nine months ended June 30, 1998 and 1997, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit. Gross profit for the quarter ended June 30, 1998 increased 20.3% to $88.8 million from $73.8 million for the quarter ended June 30, 1997. Gross profit for the nine months ended June 30, 1998 increased 32.1% to $255.3 million from $193.2 million for the nine months ended June 30, 1997. Gross profit as a percentage of net sales increased to 27.7% for the quarter ended June 30, 1998 from 24.6% for the quarter ended June 30, 1997. Gross profit as a percentage of net sales increased to 26.5% for the nine months ended June 30, 1998 from 24.6% for the nine months ended June 30, 1997. See Cost of Goods Sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased 13.8% to $58.7 million from $51.6 million for the quarter ended June 30, 1997. Selling, general and administrative expenses for the nine months ended June 30, 1998 increased 22.6% to $171.7 million from $140.0 million for the nine months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 1998 increased to 18.3% from 17.2% for the quarter ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales for the nine months ended June 30, 1998 decreased to 17.8% from 17.9% for the nine months ended June 30, 1997. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 1998 resulted from increased incentive compensation expenses.

Plant Closure and Other Costs. In connection with the Waldorf Acquisition, the Company reviewed the combined operations of Rock-Tenn and Waldorf in order to most efficiently serve its markets, eliminate geographic overlap and coordinate production. In connection with this review, management decided to close the Company's existing folding carton plant at Mundelein, Illinois. The Mundelein facility was acquired in the acquisition of Olympic Packaging in 1995. In connection with this closing and considering the impact of the Waldorf Acquisition, the Company incurred a charge to net income of $12.8 million during the second quarter of fiscal 1997 which consisted primarily of the non-cash write-off of goodwill associated with the Company's Olympic Packaging subsidiary. The write-off of goodwill was required based upon the decision to close the Mundelein facility and the determination that such goodwill would not be recoverable. The Company incurred additional costs of approximately $1.6 million ($1.0 million after tax) during the third and fourth quarters of fiscal 1997 principally for employee termination and related charges associated with closing the Mundelein facility.

In June 1997, management decided to close a plastics recycling facility located in Indianapolis, Indiana. As a result, in the third and fourth quarters of fiscal 1997, the Company recorded charges of approximately $1.8 million ($1.1 million after tax) related to the estimated losses on disposal of the machinery and equipment.

The Company may consider closing and/or consolidating certain facilities within the converted products segment to more efficiently align production capacity with product demand. While the Company has not yet determined which if any alternative it may pursue, the cost of some alternatives may have a significant one-time negative effect on a fiscal quarter's results of operations.

Segment Operating Income

Operating Income - Converted Products Segment. Excluding $2.7 million of plant closure and other related costs during the quarter ended June 30, 1997, operating income attributable to the converted products segment for the quarter ended June 30, 1998 increased 19.5% to $14.1 million from $11.8 million for the quarter ended June 30, 1997. Excluding $15.5 million of plant closure and other related costs during the nine months ended June 30, 1997, operating income attributable to the converted products segment for the nine months ended June 30, 1998 increased 42.6% to $35.5 million from $24.9 million for the nine months ended June 30, 1997. Excluding the effect of $2.7 million of plant closure and other related costs during the quarter ended June 30, 1997, operating margin for the quarter ended June 30, 1998 was 5.4% compared to 4.7% for the quarter ended June 30, 1997. Excluding the effect of $15.5 million of plant closure and other related costs during the nine months ended June 30, 1997, operating margin for the nine months ended June 30, 1998 was 4.5% compared to 3.7% for the nine months ended June 30, 1997. The increase in operating margin for the quarter and nine months ended June 30, 1998, excluding the effect of $2.7 million and $15.5 million of plant closure and other related costs for the quarter and nine months ended June 30, 1997, respectively, was the result of price increases and increased operating efficiencies, which were partially offset by lower volumes.


Operating Income - Paperboard Segment. Operating income attributable to the paperboard segment for the quarter ended June 30, 1998 increased 46.8% to $18.2 million from $12.4 million for the quarter ended June 30, 1997. Operating margin for the quarter ended June 30, 1998 was 16.3% compared to 11.3% for the quarter ended June 30, 1997. Operating income attributable to the paperboard segment for the nine months ended June 30, 1998 increased 53.1% to $54.5 million from $35.6 million for the nine months ended June 30, 1997. Operating margin for the nine months ended June 30, 1998 was 15.5% compared to 12.9% for the nine months ended June 30, 1997. Average paperboard selling prices (excluding corrugating medium) increased to $417 per ton for the quarter ended June 30, 1998 and $419 per ton for the nine months ended June 30, 1997 from $397 per ton for the quarter ended June 30, 1997 and $395 per ton for the nine months ended June 30, 1997. Average corrugating medium selling prices increased to $338 per ton for the quarter ended June 30, 1998 and $338 for the nine months ended June 30, 1998 compared to $217 per ton for the quarter ended June 30, 1997 and $226 per ton for the nine months ended June 30, 1997. The Company's weighted average cost per ton of recovered paper during the quarter ended June 30, 1998 increased to $59 per ton compared to $50 per ton during the quarter ended June 30, 1997. The Company's weighted average cost per ton of recovered paper for the nine months ended June 30, 1998 increased to $66 per ton compared to $53 per ton for the nine months ended June 30, 1997. Tons of paperboard shipped decreased to 266,141 for the quarter ended June 30, 1998 from 283,496 for the quarter ended June 30, 1997. Tons of paperboard shipped increased to 834,972 for the nine months ended June 30, 1998 compared to 677,847 for the nine months ended June 30, 1997. The increase in operating income and margin for the quarter ended June 30, 1998 was primarily the result of significant increases in average selling prices for the Company's corrugating medium, which were partially offset by an increase in the average cost of recovered paper and lower volumes shipped. The increase in operating income and margin for the nine months ended June 30, 1998 was a result of the additional volume from the Waldorf Acquisition as well as the increase in selling price for corrugated medium offset somewhat by higher recovered paper costs.

Interest Expense. Interest expense was $8.6 million for the quarters ended June 30, 1998 and June 30, 1997. Interest expense for the nine months ended June 30, 1998 increased to $26.5 million from $17.8 million for the nine months ended June 30, 1997. The increase in interest expense for the nine months ended June 30, 1998 was primarily due to an increase in the average outstanding borrowings during such period resulting from the Waldorf Acquisition.

Provision for Income Taxes. Provision for income taxes increased to $8.8 million for the quarter ended June 30, 1998 from $4.8 million for the quarter ended June 30, 1997. Provision for income taxes for the nine months ended June 30, 1998 increased to $23.8 million from $14.1 million for the nine months ended June 30, 1997. Excluding the effect of the non-cash write-off of the goodwill associated with the Olympic Packaging acquisition, which is not deductible for income tax purposes, the Company's effective tax rate increased to 44.0% for the nine months ended June 30, 1998 compared to 42.3% for the nine months ended June 30, 1997. This increase in the effective tax rate was primarily due to the effect of amortization of goodwill associated with the Waldorf Acquisition that is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share. Net income for the quarter ended June 30, 1998 increased 90.3% to $11.8 million from $6.2 million for the quarter ended June 30, 1997. Net income for the nine months ended June 30, 1998 increased 373.4% to $30.3 million from $6.4 million for the nine months ended June 30, 1997. Net income as a percentage of net sales increased to 3.7% for the quarter ended June 30, 1998 from 2.1% for the quarter ended June 30, 1997. Net income as a percentage of net sales increased to 3.1% for the nine months ended June 30, 1998 from 0.8% for the nine months ended June 30, 1997. Earnings per common and common equivalent share for the quarter ended June 30, 1998 increased 88.9% to $0.34 from $0.18 for the quarter ended June 30, 1997. Earnings per common and common equivalent share for the nine months ended June 30, 1998 increased to $0.86 from $0.19 for the nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. In 1997, the Company entered into a new credit facility under which it has aggregate borrowing availability of $450.0 million, which replaced the Company's then existing revolving credit facilities, under which it had aggregate borrowing availability of $100.0 million. At June 30, 1998, the Company had $382.0 million outstanding under its new revolving credit facility. Cash and cash equivalents, $7.6 million at June 30, 1998, increased from $3.3 million at September 30, 1997.

Net cash provided by operating activities for the nine months ended June 30, 1998 was $86.2 million compared to $52.0 million for the nine months ended June 30, 1997. This increase was primarily the result of increased earnings before depreciation and amortization and a smaller increase in operating assets and liabilities. Net cash used for financing activities aggregated $23.0 million for the nine months ended June 30, 1998 and consisted primarily of repayments of debt and dividend payments. Net cash provided by financing activities aggregated $266.6 million for the nine months ended June 30, 1997 and consisted primarily of borrowings under the Company's revolving credit facility net of scheduled repayments of long term debt and certain acquired indebtedness of Waldorf and dividend payments. Net cash used for investing activities was $58.9 million for the nine months ended June 30, 1998 compared to $365.3 million for the nine months ended June 30, 1997 and consisted primarily of capital expenditures for the nine months ended June 30, 1998 and cash paid for the Waldorf Acquisition and capital expenditures for the nine months ended June 30, 1997.

The Company estimates that its capital expenditures will aggregate approximately $10 million for the remainder of fiscal 1998. These expenditures will be used primarily for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions and warehouse expansions in two of the Company's divisions.

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

On July 24, 1998 the Board of Directors authorized a new stock repurchase program under which the Company is authorized to repurchase from time to time prior to July 31, 2003 up to 1.5 million shares of Class A common stock in open market transactions on the New York Stock Exchange. This repurchase program replaces the Company's existing stock repurchase program which expired on July 31, 1998. The Company is also authorized to repurchase from time to time shares of Class B common stock pursuant to certain first offer rights contained in the Company's Restated and Amended Articles of Incorporation, provided that the aggregate number of shares of Class A and Class B common stock purchased under these programs may not exceed 1.5 million shares. During the nine months ended June 30, 1998, the Company did not repurchase any shares of Class A or Class B common stock. As of June 30, 1998, an aggregate of 716,500 shares had been repurchased under these programs.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, interest expense, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under its revolving credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

The Company is utilizing both internal and external resources to evaluate the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devises to properly recognize and process date-sensitive information when the year changes to 2000. The Company currently believes it will be able to modify, upgrade or replace its affected systems and devices in time to minimize any detrimental effects on operations. While it is not possible at present to give an accurate estimate of the cost of this work, the Company expects that such costs may be material to the Company's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or financial position of the Company.

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


                                               ROCK-TENN COMPANY
                                                 (Registrant)




DATE  AUGUST 5, 1998          BY: /S/ DAVID C. NICHOLSON
                                  ----------------------------------------------
                                      David C. Nicholson, Senior Vice-President,
                                      Chief Financial Officer, Secretary
                                      (Principal Financial Officer, Principal
                                      Accounting Officer and duly
                                      authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS


                                                                      Page No.


Exhibit 27        Financial Data Schedule (For Sec Use Only)
