Form 10-K
period 1998-09-30
ROCK TENN CO
filed 1998-12-21
CIK 230498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-23340
                             ---------------------
                               ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)

               GEORGIA                             62-0342590
   (State or other jurisdiction of              (I.R.S. employer
    incorporation or organization)            identification no.)
504 THRASHER STREET, NORCROSS, GEORGIA               30071
   (Address of principal executive                 (Zip code)
               offices)

      Registrant's telephone number, including area code:  (770) 448-2193

          Securities Registered Pursuant to Section 12(B) of the Act:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

        Securities Registered Pursuant to Section 12(G) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 4, 1998 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $376 million.

     As of December 14, 1998, the registrant had 23,017,199 and 11,636,683 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference in Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1999 are incorporated by reference in Parts III and IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                               ROCK-TENN COMPANY

                                                                            PAGE
                                                                          REFERENCE
                                                                          ---------
                                     PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      7
Item 3.     Legal Proceedings...........................................      8
Item 4.     Submission of Matters to a Vote of Security Holders.........      8
Item X.     Executive Officers of the Registrant........................      8

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     11
Item 6.     Selected Financial Data.....................................     11
Item 7.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11
Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risk......................................................     11
Item 8.     Financial Statements and Supplementary Data.................     13
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     13

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     14
Item 11.    Executive Compensation......................................     14
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     14
Item 13.    Certain Relationships and Related Transactions..............     14

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................     15

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, references herein to the Company are to the Company and its subsidiaries, including RTS Packaging, LLC ("RTS"). RTS is a venture owned 65% by the Company. The Company conducts its partition products business through RTS.

GENERAL

     Founded in 1936 as a folding carton manufacturer, the Company is a leading converter of recycled and virgin paperboard, a leading manufacturer of recycled clay-coated and uncoated paperboard and a producer of corrugating medium. The Company believes that it is the third largest manufacturer of folding cartons in North America and the largest U.S. producer of laminated paperboard products for the book cover and furniture markets. The Company believes that it is the largest producer of solid fiber partitions in North America. The Company operates 55 converting facilities, 10 paperboard mills, 14 paper recovery facilities, and one distribution facility located in 24 states, Canada and Mexico.

     The Company historically has expanded its business through the acquisition of other related businesses. Recent acquisitions include the following:

     - On January 21, 1997, the Company acquired all of the outstanding capital stock of the parent of Waldorf Corporation, a manufacturer of folding cartons and 100% recycled paperboard and a manufacturer of corrugating medium

     - On June 9, 1997, the Company acquired substantially all of the assets of Rite Paper Products, Inc., a manufacturer of laminated paperboard components primarily for the ready-to-assemble furniture industry

     - On July 9, 1997, the Company acquired substantially all of the assets and certain of the liabilities of The Davey Company, a manufacturer of recycled paperboard book covers used by the book publishing industry

PRODUCTS

     The Company operates in two industry segments: converted products and paperboard.

  CONVERTED PRODUCTS

     The Company primarily manufactures five lines of converted products: folding cartons, laminated paperboard products, solid fiber partitions, corrugated products and plastic packaging products.

     Folding Cartons. The Company believes that it is the third largest producer of folding cartons in North America. The Company's folding cartons are used by customers to package frozen, dry and perishable food items, paper goods, hardware products, textile, automotive, apparel and other products. Folding cartons are manufactured by the Company from recycled or virgin paperboard, which is printed, coated, die-cut and glued in accordance with customer specifications. Finished cartons are then shipped to customers' plants where they are packed or sealed. The Company operates 22 folding carton plants and one distribution facility, and sales of folding cartons to unaffiliated customers accounted for 45.3%, 49.1% and 46.0% of the Company's net sales in fiscal 1998, 1997, and 1996, respectively. The Company intends to close (as previously announced) one folding carton plant by December 31, 1998.

     Laminated Paperboard Products. The Company manufactures a number of laminated paperboard products. The Company believes it is the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and that it is recognized for its expertise in laminating recycled paperboard. The Company converts uncoated paperboard into specialty laminated paperboard products for use in book covers and binders, furniture, automotive components and other industrial products. The Company operates nine laminated paperboard products plants, and sales of laminated paperboard products to unaffiliated customers accounted for 12.5%, 11.6% and 14.1% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. The Company intends to close (as previously announced) one laminated paperboard products plant by January 31, 1999.

     Partition Products. The Company believes that it is the largest manufacturer of solid fiber partitions in North America, which are marketed principally to glass container manufacturers. Fiber partitions are manufactured by the Company from 100% recycled uncoated paperboard. The Company manufactures solid fiber partitions in varying thicknesses to meet different structural requirements that are well-suited for high speed casing, uncasing and filling lines due to their precision die-cut construction. The Company is focused on developing high quality, value-added partition products for specific applications designed to meet customers' packaging needs. The Company operates 11 solid fiber partition plants, and the Company's sales of fiber partition products to unaffiliated customers accounted for 10.6%, 9.3% and 11.1% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively.

     Corrugated Products. The Company manufactures corrugated containers, point-of-purchase displays and corrugated sheet stock, offering a range of flute configurations and structural designs, which it markets primarily in the Southeastern U.S. The Company purchases linerboard and corrugating medium, which are fed simultaneously into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. The Company markets corrugated sheets to box manufacturers or converts it into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. The Company operates nine corrugated products plants, and sales of corrugated products to unaffiliated customers accounted for 10.3%, 10.4% and 12.8% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively.

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

  PAPERBOARD

     The Company produces 100% recycled clay-coated and uncoated paperboard and corrugating medium and operates ten paperboard mills, as well as 14 facilities that collect recovered paper.

     Recycled Paperboard. The Company is the largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard) and believes that it is the second largest producer of recycled clay-coated paperboard in the U.S. The Company markets its recycled clay coated and uncoated paperboard to manufacturers of folding cartons, fiber partitions, laminated paperboard products and other paperboard products. The Company also manufactures recycled corrugating medium, which is marketed to corrugated sheet manufacturers. The Company operates ten paperboard mills, including one that produces both recycled clay-coated paperboard and corrugating medium, and sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 15.8%, 13.4% and 9.6% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively.

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

SALES AND MARKETING

     The Company sold converted products and paperboard to over 5,000 and 1,000 customers, respectively, in fiscal 1998. None of the Company's customers accounted for more than 10% of the Company's net sales in fiscal 1998. The Company generally manufactures converted products and paperboard pursuant to customers' orders. Certain of the Company's converted products and paperboard are marketed to certain key customers, the loss of which could have an adverse effect on net income attributable to such converted products or paperboard segments and, depending on the significance of such product line to the Company's operations, the Company's results of operations. The Company believes that it has strong relationships with its customers.

     Each of the Company's converted product and paperboard lines are marketed through its own sales force that maintains direct sales relationships with its customers. Several converted product lines, including folding cartons and book covers, are also marketed through independent sales representatives and independent distributors, respectively. Sales personnel are supervised by regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. The Company's paperboard and laminated paperboard products sales personnel are generally paid a base salary, and its packaging products sales personnel are generally paid a base salary plus commissions. The Company's independent sales representatives are paid on a commission basis.

COMPETITION

     The converted products and paperboard industries are highly competitive, and no single company is dominant. The Company's converted products include folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. The Company's paperboard products include 100% recycled clay-coated and uncoated paperboard and corrugating medium. Management believes that the Company is the third largest manufacturer of folding cartons in North America, the largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard), the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and the second largest producer of recycled clay-coated paperboard in the U.S. In addition, the Company believes that it is the largest manufacturer of solid fiber partitions in North America.

     The Company's competitors include large, vertically integrated converted products and paperboard companies and numerous smaller companies. In the folding carton and corrugated container markets, the Company competes with a significant number of national and regional packaging suppliers. In the fiber partitions, corrugated displays, thermoformed plastic products and laminated paperboard products markets, the Company competes with a smaller number of national, regional and local companies offering highly specialized products. In the paperboard segment, the Company competes with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. The primary competitive factors in the converted products and paperboard industries are price, design, quality and service, with varying emphasis on these factors depending on the product line. The Company believes that it competes effectively with respect to each of these factors, but, to the extent that one or more of its competitors becomes more successful with respect to any key competitive factor, the Company's business could be materially adversely affected.

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

     The converted products and recycled paperboard industries have undergone significant consolidation in recent years, and the Company believes that current trends within the converted products and paperboard industries will result in further consolidation. Within the converted products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all of the customers' packaging needs. In addition, during recent years, purchasers of recycled paperboard and converted products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect the Company's results of operations.

ENVIRONMENTAL REGULATION

     The Company is subject to various Federal, state, local, Canadian provincial and Mexican environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency. In addition, states in which the Company operates have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies. The Company's operations are also governed by other Federal, state, local, Canadian provincial and Mexican laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations promulgated thereunder that, among other things, establish asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Although the Company does not use asbestos in the manufacture of its products, some of its facilities contain asbestos. However, management believes such asbestos is properly contained and comprehensive operations and maintenance plans have been, or are in the process of being, implemented for those facilities where asbestos is present.

     The Company does not believe that future compliance with environmental and health and safety laws and regulations by the Company will have any material adverse effect on the Company's financial condition or results of operations. However, environmental, health and safety laws and regulations are becoming increasingly stringent. Consequently, unforeseen expenditures required to comply with such laws and regulations, including remediation costs or unforeseen environmental liabilities, could have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company cannot with certainty assess at this time the impact upon its operations or capital expenditure requirements of the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act. However, although there can be no assurance, the Company believes that any such impact or capital expenditures will not have a material adverse effect on the Company's results of operations or financial condition. The Company estimates that it will spend $1.5 million to $4.0 million for capital expenditures during fiscal 1999 in connection with matters relating to environmental compliance.

     In addition, the Company may choose to modify or replace the coal fired boilers at two of its facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. The Company estimates these improvements will cost approximately $3.0 million; however, the Company may spend more on these improvements to reduce its energy costs at such facilities.

     The Company has been identified as a potentially responsible party ("PRP") at nine Superfund sites pursuant to CERCLA or comparable state statutes. Except with respect to the Muncie Racetrack site ("Muncie Site"), the Kalamazoo River site ("Kalamazoo Site") and the Chemical Handling Corporation site ("Chemical Handling Site"), no remediation costs or allocations have been determined with respect to such sites. With respect to the Muncie Site, approximately $3.2 million has been spent to date by certain PRPs other than the Company in connection with soil remediation activities and studies. The Company has paid its final allocation of liability of approximately $9,300 for the surface contamination at the site. This amount represented 0.3% of the site remediation costs. The Company believes that no further soil remediation activities will be required. However, additional costs may be required in connection with the investigation and remediation of groundwater contamination, and the Company does not currently have sufficient information to estimate such costs.

     On December 1, 1995, a suit was filed by a private party against, among others, the Company in the United States District Court for the Western District of Michigan alleging that the Company is jointly and severally liable under federal and state law for the release of certain hazardous materials at the Kalamazoo Site. The Company has entered into a settlement agreement pursuant to which the Company paid $325,000 and received releases from certain past, present and future environmental claims and actions involving the Kalamazoo Site. With respect to the Chemical Handling Site, the Company was found to have only minimal usage of the site. Therefore, on August 28, 1998, the Company signed a consent decree pursuant to which the Company paid approximately $41,000. The consent decree releases the Company from liability to the United States government associated with past response costs at the Chemical Handling Site. It is not anticipated that there will be any further clean-up costs at this site.

     Based upon currently available information and the opinions of the Company's environmental compliance managers and General Counsel, although there can be no assurance, the Company believes that any liability it may have at any site will not have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

     At September 30, 1998, the Company had 8,856 employees, of whom 6,923 were hourly and 1,933 were salaried. Approximately 3,278 of the Company's hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. The Company has not experienced any work stoppages in the past 10 years, and management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

     The following table sets forth certain information about the Company's paperboard mills:

                                     FISCAL 1998
                                     PRODUCTION
                                      CAPACITY
         LOCATION OF MILL             (IN TONS)            PAPERBOARD PRODUCED
-----------------------------------  -----------   -----------------------------------
St. Paul, MN*......................    180,000     Recycled corrugating medium
Battle Creek, MI...................    130,000     Clay-coated recycled paperboard
Dallas, TX.........................    160,000     Clay-coated and uncoated recycled
                                                     paperboard
Lynchburg, VA......................    140,000     Uncoated recycled paperboard
St. Paul, MN*......................    165,000     Clay-coated recycled paperboard
Chattanooga, TN....................    120,000     Uncoated recycled paperboard
Otsego, MI.........................     90,000     Uncoated recycled paperboard
Sheldon Springs, VT (Missisquoi         84,000     Clay-coated recycled paperboard
  Mill)............................
Eaton, IN..........................     60,000     Uncoated recycled paperboard
Cincinnati, OH.....................     53,000     Uncoated recycled paperboard
Stroudsburg, PA....................     51,000     Clay-coated recycled paperboard

---------------

* Comprises one paperboard mill.

     In addition to the paperboard mills set forth above, the Company also operates 55 converting facilities, 14 paper recovery facilities and one distribution facility in 24 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada and Mexico. Of the Company's facilities, the Company owns 70 and leases nine. The Company's principal executive offices, which it owns, are located in Norcross, Georgia. The Company believes that its existing production capacity is adequate to service existing demand for the Company's products. The Company considers its plants and equipment to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation incidental to its business from time to time. The Company is not currently a party to any litigation that management believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations. For additional information regarding litigation to which the Company is a party, which is incorporated by reference into this item, see "Item
1 -- Business -- Environmental Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

          NAME            AGE                          POSITIONS HELD
          ----            ---   ------------------------------------------------------------
Bradley Currey, Jr......  68    Chairman of the Board, Chief Executive Officer and Director
Jay Shuster.............  44    President, Chief Operating Officer and Director
Edward E. Bowns.........  55    Executive Vice President and General Manager of Industrial
                                Products Group*
David E. Dreibelbis.....  46    Executive Vice President and General Manager of the Mill
                                Group*
David C. Nicholson......  44    Senior Vice President, Chief Financial Officer and Secretary
Russell M. Currey.......  37    Senior Vice President of Marketing and Planning
Vincent D'Amelio........  47    Executive Vice President and General Manager of the Plastic
                                  Packaging Division
Paul England............  43    Executive Vice President and General Manager of the Uncoated
                                  Paperboard Division
Steve Flanagan..........  44    Executive Vice President and General Manager of the Recycled
                                Fiber Division
Nicholas G. George......  48    Executive Vice President and General Manager of the Folding
                                Carton Division
James K. Hansen.........  60    Executive Vice President and General Manager of the Coated
                                  Paperboard Division
R. Evan Hardin..........  36    Treasurer
John H. Morrison........  55    Executive Vice President and General Manager of the
                                Corrugated Packaging and Display Division
Paul G. Saari...........  43    Vice President of Finance
John D. Skelton II......  44    Executive Vice President and General Manager of Laminated
                                  Paperboard Products Division
Richard E. Steed........  47    President and Chief Executive Officer of RTS

---------------

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

     Vincent D'Amelio has served as Executive Vice President and General Manager of the Plastic Packaging Division since July 1998. From 1994 until July 1998, he was Vice-President for Manufacturing for the Plastic Packaging Division. Mr. D'Amelio joined the Company in 1994.

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

     Steve Flanagan has served as Executive Vice President and General Manager of the Recycled Fiber Division since July 1998. From 1983 until 1995, he was General Manager of one of the Company's recycled fiber plants. From 1995 until July 1998, Mr. Flanagan served as Regional Manager, Southwest Region for the Recycled Fiber Division. Mr. Flanagan joined the Company in 1983.

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

     John D. Skelton II has served as Executive Vice President and General Manager of the Laminated Paperboard Products Division since July 1998. From December 1991 until July 1998, he served as Executive Vice President and General Manager of the Plastic Packaging Division. From January 1991 until December 1991, he served as Vice President of Folding Carton Sales, Western Area. From 1981 until 1991, Mr. Skelton served as General Manager of several of the Company's plants. Mr. Skelton joined the Company in July 1976.

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

     All executive officers of the Company are elected annually by and serve at the discretion of either the Board of Directors, the Chairman of the Board or the President of the Company. Mr. Steed is elected annually and serves at the discretion of the Managing Board of RTS.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The dividend and market price information under the heading "Financial and Operating Highlights" on the inside front cover, and the shareholder information under the heading "Shareholder Information -- Common Stock" on page 49, of the Annual Report to Shareholders for the year ended September 30, 1998 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information under the heading "Five Year Selected Financial and Operating Highlights" for the years ended September 30, 1994 through 1998 on page 16 of the Annual Report to Shareholders for the year ended September 30, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 27 of the Annual Report to Shareholders for the year ended September 30, 1998 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and commodity prices. To modify the risk from these interest rate and commodity price fluctuations, the Company enters into various hedging transactions.

  INTEREST RATES

     The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate agreements effectively to cap the LIBOR rate on portions of the amount outstanding under the revolving credit facility. In addition, the Company has used an interest rate swap agreement effectively to fix the LIBOR rate on $100,000,000 of variable rate borrowings.

     The following table summarizes information on instruments and transactions that are sensitive to interest rate fluctuations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The carrying value of the Company's variable rate debt approximates its fair value. The fair value of the fixed rate financial instruments is estimated based on quoted market prices. The interest rate swap agreement is settled quarterly.

                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                 AVERAGE INTEREST (SWAP) RATE/CAP STRIKE PRICE

(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                       FAIR
                                                                                                                      VALUE
                              1999         2000         2001         2002         2003      THEREAFTER    TOTAL      9/30/98
                           ----------   ----------   ----------   ----------   ----------   ----------   --------   ----------
LIABILITIES:
Long-term debt,
including current
portion:
  Fixed rate............   $    5,462   $      324   $      197   $      218   $      241   $  100,746   $107,188    $107,438
  Average interest
    rate................         7.3%         7.3%         7.3%         7.3%         7.3%         7.3%
  Variable rate,
    revolving credit
    facility............   $   38,000           --           --   $  331,000           --           --   $369,000    $369,000
  Average interest
    rate................        LIBOR        LIBOR        LIBOR        LIBOR        LIBOR        LIBOR
                                    +            +            +            +            +            +
                               spread       spread       spread       spread       spread       spread

  Variable rate,
    industrial
    development bonds...           --           --           --           --           --   $   32,150   $ 32,150    $ 32,150
  Average interest
    rate................         open         open         open         open         open         open
                               market       market       market       market       market       market
                           (tax-free)   (tax-free)   (tax-free)   (tax-free)   (tax-free)   (tax-free)
INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS
RELATED TO DEBT:
Interest rate swap:
  Pay fixed/receive
    variable............           --           --           --           --           --   $  100,000   $100,000    $  4,451
  Average pay rate......         5.8%         5.8%         5.8%         5.8%         5.8%         5.8%
  Average receive
    rate................       90-day       90-day       90-day       90-day       90-day       90-day
                                LIBOR        LIBOR        LIBOR        LIBOR        LIBOR        LIBOR
Interest rate caps:
  Notional amount.......           --   $   75,000   $   75,000           --           --           --   $150,000    $      3
  Strike rate...........           --         7.5%         8.0%           --           --           --
  Forward rate
    (beginning of
    period).............         5.4%         4.6%         4.8%           --           --           --

Spread range is 0.25% -- 0.875%, currently .750%

  COMMODITIES

     The Company sells recycled corrugating medium ("Medium") to various customers. The principal raw material used in the production of Medium is old corrugated containers ("OCC"). Medium and OCC prices and costs fluctuate widely due to changing market forces. The impact of these price and cost fluctuations has not been material to the overall consolidated financial statements; however, the Company does make use of swap agreements to synthetically manage the selling prices and raw material costs of a portion of its recycled medium business and to limit the Company's exposure to falling prices and rising costs.

     The following table outlines the terms of the three commodity swaps that were outstanding at September 30, 1998. These swaps are settled quarterly.

Board Swap #1
Contract Volume.............................................    24,000 short tons per year
Average sales price (per ton)...............................    Medium price(1)
Contract sales price (per ton)..............................    $380
Expiration Date.............................................    December 31, 2002
Board Swap #2
Contract Volume.............................................    12,000 short tons per year
Weighted average price (per ton)............................    Spread(2)
Contract sales price (per ton)..............................    $268
Expiration Date.............................................    March 31, 2003
Board Swap #3
Contract Volume.............................................    12,000 short tons per year
Weighted average price (per ton)............................    Spread(2)
Contract sales price (per ton)..............................    $270
Expiration Date.............................................    March 31, 2003

---------------

(1) Containerboard: 26 Lb. Semichemical Medium: Price (Eastern U.S.) as reported in the Paper Packaging Monitor.
(2) Spread represents the difference between the Medium price (Containerboard:
    26 Lb. Semichemical Medium: Price (Eastern U.S.) as reported in the Pulp Packaging Monitor) and the OCC price (Recovered Paper: Corrugated: OCC (11) Price as reported in the Recycled Materials Monitor).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Shareholders for the year ended September 30, 1998 are incorporated herein by reference:

     Consolidated Statements of Income for the years ended September 30, 1998, 1997 and 1996.

     Consolidated Balance Sheets as of September 30, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

     The information in Note 12, "Financial Results by Quarter (Unaudited)" on page 45 of the Annual Report to Shareholders for the years ended September 30, 1998 and 1997 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2002," "Incumbent Directors -- Term Expiring 2001" and "Incumbent Directors -- Term Expiring 2000" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1999 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1999 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table" and "Pension Plan Table" and the section entitled "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1999 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

(A) 1. FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of Rock-Tenn Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended September 30, 1998 are incorporated by reference in Part II, Item 8:

        Consolidated Statements of Income for the years ended September 30, 1998, 1997 and 1996.

        Consolidated Balance Sheets as of September 30, 1998 and 1997.

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

2. FINANCIAL STATEMENT SCHEDULE OF ROCK-TENN COMPANY.

     The following financial statement schedule is included in Part IV of this report:

        Schedule II -- Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable or not required.

3. EXHIBITS.

EXHIBIT
NUMBER
-------
 2.1     --  Asset Acquisition Agreement by and between Rock-Tenn
             Converting Company, a wholly owned subsidiary of the
             Registrant, and Alliance Display and Packaging Company dated
             January 31, 1995 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K executed as of February 6, 1995).
 2.2     --  Stock Purchase Agreement dated January 21, 1997 between
             Rock-Tenn Company and the Shareholders of Wabash Corporation
             (incorporated by reference to the Registrant's Current
             Report on Form 8-K/A dated January 21, 1997).
 3.1     --  Restated and Amended Articles of Incorporation of the
             Registrant (incorporated by reference to Exhibit 3.1 to the
             Registrant's Registration Statement on Form S-1, File No.
             33-73312).
 3.2     --  Articles of Amendment to the Registrant's Restated and
             Amended Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1995, Commission File
             No. 0-23340).
 3.3     --  Bylaws of the Registrant (incorporated by reference to
             Exhibit 3.2 to the Registrant's Registration Statement on
             Form S-1, File No. 33-73312).
 4.1     --  Credit Agreement dated January 21, 1997 by and among
             Rock-Tenn Company, SunTrust Bank, Atlanta and the other
             banks and lending institutions party to such Credit
             Agreement from time to time.
 4.2     --  First Amendment to Credit Agreement dated February 20, 1997 by and among Rock-Tenn Company, SunTrust Bank, Atlanta, in its capacity as a Lender, and SunTrust Bank, Atlanta, in its capacity as agent for the Lenders.

EXHIBIT
NUMBER
-------
 4.3     --  Second Amendment to Credit Agreement dated June 6, 1997 by and among Rock-Tenn Company, the Lenders under the Credit
             Agreement and SunTrust Bank, Atlanta.
 4.4     --  Agreement to Provide Other Debt Instruments.
10.1     --  ISO Stock Option Plan (incorporated by reference to Exhibit
             10.10 to the Registrant's Registration Statement on Form
             S-1, File No. 33-73312).
10.2     --  Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
             Statement on Form S-1, File No. 33-73312).
10.3     --  Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
             Statement on Form S-1, File No. 33-73312).
10.4     --  Rock-Tenn Company 1993 Employee Stock Option Plan
             (incorporated by reference to Exhibit 10.13 to the
             Registrant's Registration Statement on Form S-1, File No.
             33-73312).
10.5     --  Rock-Tenn Company Key Employee Incentive Bonus Plan as
             amended on October 27, 1994 (incorporated by reference to
             Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1994, Commission File No.
             0-23340).
10.6     --  Rock-Tenn Company Supplemental Executive Retirement Plan
             Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form
             10-K for the year ended September 30, 1994, Commission File
             No. 0-23340).
10.7     --  Demand Promissory Note for $18,500,000 dated January 31,
             1995 between the Registrant and Alliance Display and
             Packaging Company (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1995, Commission File No. 0-23340).
10.8     --  Joint Venture Agreement dated September 5, 1997 between
             Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
             Products Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
             Report on Form 10-K for the year ended September 30, 1997).
10.9     --  Contribution Agreement dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company and RTS
             Packaging, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year
             ended September 30, 1997).
10.10    --  Amended and Restated Operating Agreement of RTS Packaging,
             LLC dated as of September 5, 1997 between Rock-Tenn
             Partition Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
             Report on Form 10-K for the year ended September 30, 1997).
10.11    --  Consulting Agreement dated January 21, 1997 between Eugene
             U. Frey and the Company (incorporated by reference to
             Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
             for the year ended September 30, 1997).
12       --  Statement re: Computation of Ratio of Earnings to Fixed
             Changes.
13       --  Annual Report to Shareholders submitted herewith but not
             "filed," except for those portions expressly incorporated by reference herein.
21       --  Subsidiaries of the Registrant.
23       --  Report and Consent of Ernst & Young LLP.
27       --  Financial Data Schedule (for SEC use only).
99       --  Audited Financial Statements for the Rock-Tenn Company 1993
             Employee Stock Purchase Plan for the years ended September
             30, 1998, 1997 and 1996.

(B) REPORTS ON FORM 8-K.

          Not applicable.

(C) SEE ITEM 14(A)(3) AND SEPARATE EXHIBIT INDEX ATTACHED HERETO.

(D) NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROCK-TENN COMPANY

Date: December 18, 1998                   By:    /s/ BRADLEY CURREY, JR.
                                            ------------------------------------
                                                    Bradley Currey, Jr.
                                              Chairman of the Board and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
-----------------------------------------------------  ----------------------------  -----------------

               /s/ BRADLEY CURREY, JR.                 Principal Executive Officer   December 18, 1998
-----------------------------------------------------  and Director, Chairman of
                 Bradley Currey, Jr.                   the Board and Chief
                                                       Executive Officer

               /s/ DAVID C. NICHOLSON                  Principal Financial and       December 18, 1998
-----------------------------------------------------  Accounting Officer, Senior
                 David C. Nicholson                    Vice President, Chief
                                                       Financial Officer and
                                                       Secretary

               /s/ STEPHEN G. ANDERSON                 Director                      December 18, 1998
-----------------------------------------------------
                 Stephen G. Anderson

                 /s/ J. HYATT BROWN                    Director                      December 18, 1998
-----------------------------------------------------
                   J. Hyatt Brown

            /s/ MARY LOUISE MORRIS BROWN               Director                      December 18, 1998
-----------------------------------------------------
              Mary Louise Morris Brown

                /s/ ROBERT B. CURREY                   Director                      December 18, 1998
-----------------------------------------------------
                  Robert B. Currey

                  /s/ A.D. FRAZIER                     Director                      December 18, 1998
-----------------------------------------------------
                    A.D. Frazier

                 /s/ EUGENE U. FREY                    Director                      December 18, 1998
-----------------------------------------------------
                   Eugene U. Frey

          /s/ LAWRENCE L. GELLERSTEDT, III             Director                      December 18, 1998
-----------------------------------------------------
            Lawrence L. Gellerstedt, III

                 /s/ JOHN D. HOPKINS                   Director                      December 18, 1998
-----------------------------------------------------
                   John D. Hopkins

                      SIGNATURE                                   TITLE                    DATE
-----------------------------------------------------  ----------------------------  -----------------

                /s/ JAMES W. JOHNSON                   Director                      December 18, 1998
-----------------------------------------------------
                  James W. Johnson

                 /s/ RANDOLPH SEXTON                   Director                      December 18, 1998
-----------------------------------------------------
                   Randolph Sexton

                   /s/ JAY SHUSTER                     Director                      December 18, 1998
-----------------------------------------------------
                     Jay Shuster

                 /s/ JOHN W. SPIEGEL                   Director                      December 18, 1998
-----------------------------------------------------
                   John W. Spiegel

                               INDEX TO EXHIBITS

EXHIBIT                                                                     SEQUENTIAL
NUMBER                          DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                         -----------------------                     ----------
2.1      --   Asset Acquisition Agreement by and between Rock-Tenn
              Converting Company, a wholly owned subsidiary of the
              Registrant, and Alliance Display and Packaging Company dated
              January 31, 1995 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K executed as of February 6, 1995)
2.2      --   Stock Purchase Agreement dated January 21, 1997 between
              Rock-Tenn Company and the Shareholders of Wabash Corporation
              (incorporated by reference to the Registrant's Current
              Report on Form 8-K/A dated January 21, 1997)
3.1      --   Restated and Amended Articles of Incorporation of the
              Registrant (incorporated by reference to Exhibit 3.1 to the
              Registrant's Registration Statement on Form S-1, File No.
              33-73312)
3.2      --   Articles of Amendment to the Registrant's Restated and
              Amended Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1995, Commission File
              No. 0-23340)
3.3      --   Bylaws of the Registrant (incorporated by reference to
              Exhibit 3.2 to the Registrant's Registration Statement on
              Form S-1, File No. 33-73312)
4.1      --   Credit Agreement dated January 21, 1997 and among Rock-Tenn
              Company, SunTrust Bank, Atlanta and the other banks and
              lending institutions party to such Credit Agreement from
              time to time
4.2      --   First Amendment to Credit Agreement dated February 20, 1997 by and among Rock-Tenn Company, SunTrust Bank, Atlanta, in its capacity as a Lender, and SunTrust Bank, Atlanta, in its capacity as agent for the Lenders
4.3      --   Second Amendment to Credit Agreement dated June 6, 1997 by and among Rock-Tenn Company, the Lenders under the Credit
              Agreement and SunTrust Bank, Atlanta
4.4      --   Agreement to Provide Other Debt Instruments.................      23
10.1     --   ISO Stock Option Plan (incorporated by reference to Exhibit
              10.10 to the Registrant's Registration Statement on Form
              S-1, File No. 33-73312)
10.2     --   Rock-Tenn Company 1987 Stock Option Plan (incorporated by
              reference to Exhibit 10.11 to the Registrant's Registration
              Statement on Form S-1, File No. 33-73312)
10.3     --   Rock-Tenn Company 1989 Stock Option Plan (incorporated by
              reference to Exhibit 10.12 to the Registrant's Registration
              Statement on Form S-1, File No. 33-73312)
10.4     --   Rock-Tenn Company 1993 Employee Stock Option Plan
              (incorporated by reference to Exhibit 10.13 to the
              Registrant's Registration Statement on Form S-1, File No.
              33-73312)
10.5     --   Rock-Tenn Company Key Employee Incentive Bonus Plan as
              amended on October 27, 1994 (incorporated by reference to
              Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
              for the year ended September 30, 1994, Commission File No.
              0-23340)
10.6     --   Rock-Tenn Company Supplemental Executive Retirement Plan
              Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form
              10-K for the year ended September 30, 1994, Commission File
              No. 0-23340)

EXHIBIT                                                                     SEQUENTIAL
NUMBER                          DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                         -----------------------                     ----------
10.7     --   Demand Promissory Note for $18,500,000 dated January 31,
              1995 between the Registrant and Alliance Display and
              Packaging Company (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1995, Commission File No. 0-23340)
10.8     --   Joint Venture Agreement dated September 5, 1997 between
              Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
              Products Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1997)
10.9     --   Contribution Agreement dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company and RTS
              Packaging, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year
              ended September 30, 1997)
10.10    --   Amended and Restated Operating Agreement of RTS Packaging,
              LLC dated as of September 5, 1997 between Rock-Tenn
              Partition Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1997)
10.11    --   Consulting Agreement dated January 21, 1997 between Eugene
              U. Frey and the Company (incorporated by reference to
              Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
              for the year ended September 30, 1997)
12       --   Statements re: Computation of Ratio of Earnings to Fixed
              Charges.....................................................      24
13       --   Annual Report to Shareholders submitted herewith but not
              "filed," except for those portions expressly incorporated by reference herein
21       --   Subsidiaries of the Registrant..............................      25
23       --   Report and Consent of Ernst & Young LLP.....................      26
27       --   Financial Data Schedule (for SEC use only)
99       --   Financial Statements for the Rock-Tenn Company 1993 Employee
              Stock Purchase Plan for the years ended September 30, 1997,
              1996 and 1995...............................................      27

                                                                     SCHEDULE II

                               ROCK-TENN COMPANY

                               SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                            BALANCE AT   CHARGED TO                           BALANCE AT
                                            BEGINNING    COSTS AND                              END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     OTHER     DEDUCTIONS     PERIOD
------------------------------------------  ----------   ----------    ------    ----------   ----------
Year ended September 30, 1998:
  Allowance for Doubtful Accounts, Returns
     and Discounts........................    $3,632      $10,088          --      $9,903       $3,817
  Reserve for Facility Closures and
     Consolidation........................     4,640        1,903(3)       --       3,597        2,946

Year Ended September 30, 1997(4):
  Allowance for Doubtful Accounts, Returns
     and Discounts........................    $3,094      $12,454        $589(1)  $12,505       $3,632
  Reserve for Facility Closures and
     Consolidation........................     1,176        1,090(3)    6,736(2)    4,362        4,640

Year Ended September 30, 1996(4):
  Allowance for Doubtful Accounts, Returns
     and Discounts........................    $2,144       $6,028          --      $5,078       $3,094
  Reserve for Facility Closures and
     Consolidation........................        --        1,926(3)       --         750        1,176

---------------

(1) Reserve recorded in connection with Waldorf acquisition.
(2) Reserve recorded in connection with Waldorf and Davey acquisitions and the formation of RTS Packaging, LLC.
(3) Reserve recorded in connection with plant closings and employee terminations, net of reversals of $377 and $247 in fiscal 1997 and fiscal 1998, respectively.
(4) Prior year amounts have been changed to conform to current year presentation.