Form 10-Q
period 1998-12-31
ROCK TENN CO
filed 1999-02-10
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission File Number 0-23340
                                                -------

                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


          Georgia                                             62-0342590
 -------------------------------                         ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 504 Thrasher Street, Norcross, Georgia                           30071
 --------------------------------------                        ----------
 (Address of principal executive offices)                      (Zip Code)


        Registrant's telephone number, including area code (770) 448-2193
                                                           --------------

                                       N/A
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding as of February 9, 1999
-----------------------------------         ----------------------------------
Class A Common Stock, .01 par value                    23,054,208
Class B Common Stock, .01 par value                    11,748,233



================================================================================

                                ROCK-TENN COMPANY


                                      INDEX


                                                                                                        Page No.
                                                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income for the three months
                    ended December 31, 1998 and 1997                                                       1

                  Condensed Consolidated Balance Sheets at December 31, 1998 and
                    September 30, 1998                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the three months
                    ended December 31, 1998 and 1997                                                       3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              7

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              15

PART II.OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                        16

                  Index to Exhibits                                                                       18

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Three Months Ended
                                                             December 31,    December 31,
                                                                 1998             1997
-----------------------------------------------------------------------------------------
Net sales                                                     $ 310,795         $ 316,475

Cost of goods sold                                              224,586           234,634
                                                              ---------         ---------

Gross profit                                                     86,209            81,841

Selling, general and administrative expenses                     58,831            56,224

Plant closure and other costs                                     2,053               ---
                                                              ---------         ---------

Income from operations                                           25,325            25,617

Interest income and other income                                    111                98

Interest expense                                                 (8,314)           (9,011)

Minority interest in income of consolidated subsidiary           (1,441)             (965)
                                                              ---------         ---------

Income before income taxes                                       15,681            15,739

Provision for income taxes                                        6,923             7,062
                                                              ---------         ---------

Net income                                                    $   8,758         $   8,677
                                                              =========         =========

Weighted average number of common and
   common equivalent shares outstanding                          34,975            35,218
                                                              ---------         ---------

Basic earnings per share                                      $     .25         $     .25
                                                              =========         =========

Diluted earnings per share                                    $     .25         $     .25
                                                              =========         =========

Cash dividends per common share                               $    .075         $    .075
                                                              =========         =========


                             See accompanying notes

                                                ROCK-TENN COMPANY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        December 31,       September 30,
                                                                                           1998                1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
------

Current assets:
   Cash and cash equivalents                                                            $     8,550         $     5,769
   Accounts receivable (net of allowances of
     $3,863 and $3,817)                                                                     102,101             118,164
   Inventories                                                                               91,786              88,019
   Other current assets                                                                       5,115               4,200
                                                                                        -----------         -----------
       Total current assets                                                                 207,552             216,152

Property, plant and equipment at cost:
   Land and buildings                                                                       180,345             178,168
   Machinery and equipment                                                                  757,010             740,498
   Transportation equipment                                                                  15,505              14,957
   Leasehold improvements                                                                     4,449               4,386
                                                                                        -----------         -----------
                                                                                            957,309             938,009
   Less accumulated depreciation and amortization                                          (390,068)           (376,470)
                                                                                        -----------         -----------
   Net property, plant and equipment                                                        567,241             561,539
Goodwill                                                                                    315,047             317,389
Other assets                                                                                 16,467              16,401
                                                                                        -----------         -----------
                                                                                        $ 1,106,307         $ 1,111,481
                                                                                        ===========         ===========

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                                     $    58,332         $    45,924
   Accrued compensation and benefits                                                         32,576              42,040
   Current maturities of long-term debt                                                      40,423              43,462
   Other current liabilities                                                                 24,152              21,054
                                                                                        -----------         -----------
       TOTAL CURRENT LIABILITIES                                                            155,483             152,480

Long-term debt due after one year                                                           446,787             464,876
Deferred income taxes                                                                        83,270              82,248
Other long-term items                                                                        16,072              14,462

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at December 31, 1998 and September 30, 1998                             ---                 ---
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     22,947,900 outstanding at December 31, 1998 and 22,851,838 outstanding at
     September 30, 1998; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,740,152 outstanding
     at December 31, 1998 and 11,724,972 outstanding at September 30, 1998                      347                 346

   Capital in excess of par value                                                           129,819             128,904
   Retained earnings                                                                        280,089             274,039
   Other                                                                                     (5,560)             (5,874)
                                                                                        -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                                           404,695             397,415
                                                                                        -----------         -----------
                                                                                        $ 1,106,307         $ 1,111,481
                                                                                        ===========         ===========

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                        December 31,       December 31,
                                                                                             1998              1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                           $     8,758         $     8,677

   Items in income not affecting cash:
     Depreciation and amortization                                                           17,995              17,302
     Deferred income taxes                                                                    1,022                 ---
     Gain on disposal of plant and equipment and other                                         (203)               (150)
     Minority interest in income of consolidated subsidiary                                   1,441                 965

   Change in operating assets and liabilities:
     Accounts receivable                                                                     16,086               5,924
     Inventories                                                                             (3,753)             (7,693)
     Other assets                                                                            (1,174)               (401)
     Accounts payable                                                                        12,398             (13,364)
     Accrued liabilities                                                                     (6,865)             (3,423)
     Income taxes payable                                                                     1,402               4,481
     Other                                                                                       81                  60
                                                                                        -----------         -----------
                                                                                             18,175             (14,416)
                                                                                        -----------         -----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                     47,188              12,378
FINANCING ACTIVITIES:
   Net (repayments) additions to revolving credit facilities                                (16,000)             12,000
   Repayments of long-term debt                                                              (5,128)             (6,900)
   Sales of common stock                                                                        810                 798
   Cash dividends paid to shareholders                                                       (2,602)             (2,579)
   Distribution to minority interest                                                           (875)                ---
                                                                                        -----------         -----------

   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                         (23,795)              3,319

INVESTING ACTIVITIES:
   Capital expenditures                                                                     (21,245)            (17,402)
   Proceeds from sale of property, plant and equipment                                          411                 596
   Decrease in unexpended industrial revenue bond proceeds                                      ---                 610
                                                                                        -----------         -----------

   CASH USED FOR INVESTING ACTIVITIES                                                       (20,834)            (16,196)

Effect of exchange rate changes on cash                                                         222                 (11)

Increase (decrease) in cash and cash equivalents                                              2,781                (510)
Cash and cash equivalents at beginning of period                                              5,769               3,345
                                                                                        -----------         -----------
Cash and cash equivalents at end of period                                              $     8,550         $     2,835
                                                                                        ===========         ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes                                                                       $     4,577         $     1,015
     Interest (net of amounts capitalized)                                                    6,069               7,776


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month periods ended December 31, 1998 and 1997, the Company's financial position at December 31, 1998 and September 30, 1998, and the cash flows for the three month periods ended December 31, 1998 and 1997.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

The results for the three months ended December 31, 1998 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  ACCOUNTING POLICIES

The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives are a hedge of risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its value being highly correlated with changes in value of the underlying hedged item. The Company includes amounts received or paid in operations when the underlying transaction settles. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Company uses interest rate cap agreements and interest rate swap agreements to synthetically manage the interest rate characteristics of a portion of its outstanding debt and partially to limit the Company's exposure to rising interest rates. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Interest rate cap purchase costs are amortized to interest expense ratably during the life of the agreement.

The Company uses commodity swap agreements to synthetically manage the selling prices and raw material costs of a portion of its recycled corrugating medium business and to limit the Company's exposure to falling prices and rising costs. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

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

Inventories at December 31, 1998 and September 30, 1998 were as follows (in thousands):

                                                             December 31,      September 30,
                                                                 1998              1998
                                                             -----------       -------------
                                                             (Unaudited)
Finished goods and work in process                            $  67,927         $  68,735
Raw materials                                                    33,402            29,139
Supplies                                                         11,560            12,048
                                                              ---------         ---------
Inventories at first-in, first-out (FIFO) cost                  112,889           109,922
LIFO reserve                                                    (21,103)          (21,903)
                                                              ---------         ---------
Net inventories                                               $  91,786         $  88,019
                                                              =========         =========


NOTE 5.  NEW ACCOUNTING STANDARDS

Effective, October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. With respect to the Company, SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the first quarter of fiscal 1999 and 1998, total comprehensive income amounted to $ 9.1 million and $6.9 million, respectively. The difference between total comprehensive income and net income for the quarters ended December 31, 1998 and 1997 was foreign currency translation adjustments. The fluctuation in the exchange rates was greater during the first quarter of fiscal 1998 than during the first quarter of fiscal 1999.

In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"). SFAS 131 establishes standards for disclosures of segment information which were not required by accounting standards previously used by the Company. The Company is required to adopt this statement for its 1999 fiscal year-end reporting. The Company is currently evaluating SFAS 131 and has not yet determined its impact on the Company's consolidated financial statements.

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is required to be adopted in fiscal 2000. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

NOTE 6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                              Three Months Ended
                                                                                        December 31,        December 31,
                                                                                            1998               1997
-----------------------------------------------------------------------------------------------------------------------
Numerator:
       Net income                                                                       $     8,758         $     8,677

Denominator:
       Denominator for basic earnings per share - weighted average shares                    34,580              34,416
       Effect of dilutive stock options                                                         395                 802
                                                                                        -----------         -----------
       Denominator for diluted earnings per share - weighted
             average shares and assumed conversions                                          34,975              35,218
                                                                                        ===========         ===========

Basic earnings per share                                                                $      0.25         $      0.25
                                                                                        ===========         ===========

Diluted earnings per share                                                              $      0.25         $      0.25
                                                                                        ===========         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and the Company's audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 1998 which have been filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K.

SEGMENT AND MARKET INFORMATION

The Company operates principally in two industry segments: converted products and paperboard. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. In the folding carton and corrugated container markets, the Company competes with a significant number of national and regional packaging suppliers. In the fiber partitions, corrugated displays, thermoformed plastic products and laminated paperboard products markets, the Company competes with a smaller number of national, regional and local companies offering highly specialized products. During fiscal 1998, the Company sold converted products to over 5,000 customers with no customer accounting for more than 10% of the Company's net sales. The Company sells converted products to several large national customers which annually purchase $25 to $45 million of converted products from the Company; however, a majority of the Company's converted products sales are to customers which annually purchase less than $10 million of converted products from the Company. Within the converted products market, conditions have become highly competitive as large national customers have begun consolidating their supplier relationships. As a result of this trend, the Company regularly participates in bidding for sales opportunities to national customers. The loss of business or the award of new business from national customers may have a significant impact on the Company's results of operations.

The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and uncoated paperboard (referred to herein as boxboard) and corrugating medium (referred to herein as medium) and that collect recovered paper. In the paperboard segment, the Company competes with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. During fiscal 1998, the Company sold paperboard to over 1,000 customers. A significant percentage of the Company's sales of boxboard are made to the Company's converted products segment. The current trend in the paperboard industry is for a higher degree of integration between paperboard production and converted products sales. The Company's paperboard segment's sales volumes may therefore be directly impacted by changes in demand for the Company's converted products.

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

===============================================================================================
                                                                  FOR THE THREE MONTHS ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                                  1998                 1997
-----------------------------------------------------------------------------------------------
NET SALES:

Converted Products Segment                                     $   255,884         $   260,588
Paperboard Segment                                                 107,122             121,368
Intersegment Eliminations                                          (52,211)            (65,481)
-----------------------------------------------------------------------------------------------
TOTAL                                                              310,795             316,475
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products Segment                                          13,874               9,580
Paperboard Segment                                                  13,424              18,004
Corporate Expense                                                   (1,973)             (1,967)
Interest Expense                                                    (8,314)             (9,011)
Interest and Other Income                                              111                  98
Minority Interest in Income of Consolidated Subsidiary              (1,441)               (965)
-----------------------------------------------------------------------------------------------
TOTAL                                                          $    15,681         $    15,739
===============================================================================================
Paperboard shipped (in tons)                                       266,904             286,988
===============================================================================================


RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)
Net sales for the quarter ended December 31, 1998 decreased 1.8% to $310.8 million from $316.5 million for the quarter ended December 31, 1997. Net sales decreased primarily as a result of volume and price decreases.

Net Sales  (Aggregate) - Converted Products Segment

  (In Millions)       First Quarter      Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
  --------------------------------------------------------------------------------------------------------------
  1998                       $260.6              $268.0             $263.3              $271.8          $1,063.7
  1999                        255.9                 ---                ---                 ---               ---
  --------------------------------------------------------------------------------------------------------------

Net sales of converted products before intersegment eliminations for the quarter ended December 31, 1998 decreased 1.8% to $255.9 million from $260.6 million for the quarter ended December 31, 1997. The decrease for the quarter ended December 31, 1998 was primarily a result of volume decreases, which were partially offset by higher selling prices. The volume decreases were partially attributable to lower sales to a national customer during the quarter ended December 31, 1998. In addition, another national customer completed the phase out of their business with the Company during the first quarter of fiscal 1999. The Company currently believes that the impact of lower volumes with these national customers will be offset by the award of new business from other customers. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Net Sales  (Aggregate) - Paperboard Segment

  (In Millions)          First Quarter     Second Quarter      Third Quarter     Fourth Quarter    Fiscal Year
  ------------------------------------------------------------------------------------------------------------
  1998                          $121.4             $118.7             $111.8             $109.2         $461.1
  1999                           107.1                ---                ---                ---            ---
  ------------------------------------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 1998 decreased 11.8% to $107.1 million from $121.4 million for the quarter ended December 31, 1997. The decrease for the quarter ended December 31, 1998 was the result of volume and price decreases reflecting weakness in the markets for coated and uncoated recycled board and soft demand in the Company's converting businesses. In addition, the volume decreases were partially attributable to lower volume with one national customer within the converted products segment discussed above. In addition, the phase out of another national customer's purchases as discussed above will also result in a reduction in boxboard volumes. The Company currently believes that the impact of lower volumes with these national customers will be offset by the award of new business from converted products customers and from sales of boxboard to other converters. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Cost of Goods Sold
Cost of goods sold for the quarter ended December 31, 1998 decreased 4.3% to $224.6 million from $234.6 million for the quarter ended December 31, 1997. Cost of goods sold as a percentage of net sales for the quarters ended December 31, 1998 and 1997 was 72.3% and 74.1%. The decrease in cost of good sold resulted from lower average recovered paper and energy costs and increased manufacturing efficiencies, which were offset somewhat by increases in health insurance costs.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $0.8 million lower and $1.0 million higher than it would have been under the FIFO method in the quarters ended December 31, 1998 and 1997, respectively. Net income was $0.5 million higher and $0.6 million lower than it would have been under the FIFO method in the quarters ended December 31, 1998 and 1997, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit

  (% of Net Sales)       First Quarter      Second Quarter    Third Quarter       Fourth Quarter    Fiscal Year
  --------------------------------------------------------------------------------------------------------------
  1998                       25.8%               25.8%             27.7%                26.8%         26.5%
  1999                       27.7%                 ---               ---                  ---            ---
  --------------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended December 31, 1998 increased 5.4% to $86.2 million from $81.8 million for the quarter ended December 31, 1997. Gross profit as a percentage of net sales was 27.7% and 25.8% for the quarters ended December 31, 1998 and 1997. See Cost of Goods Sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 1998 increased 4.6% to $58.8 million from $56.2 million for the quarter ended December 31, 1997. Selling, general and administrative expenses as a percentage of net sales for the quarter ended December 31, 1998 increased to 18.9% from 17.8% for the quarter ended December 31, 1997. The increase in these expenses as a percentage of net sales resulted primarily from increased compensation expenses and lower net sales.

Plant Closing and Other Costs
During the fourth quarter of fiscal 1998, the Company began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, the Company notified approximately 40 people of their termination and recorded $2.0 million of costs related to these terminations during fiscal 1998. As of December 31, 1998, the Company had a remaining liability of $1,798,000, substantially all of which will be paid in fiscal 1999, related to these terminations. No adjustments were made to the liability during the first quarter of fiscal 1999. In addition, included in these initiatives are the closure of a folding carton plant in Taylorsville, North Carolina and a laminated converted products operation in Otsego, Michigan. In connection with these closings, the Company incurred a charge of $2.1 million during the first quarter of fiscal 1999, which consisted primarily of employee termination and related expenses. With respect to this charge, the Company made payments of $0.3 million during the first quarter of fiscal 1999. The Company plans to consolidate these businesses into other existing facilities. The Company expects to incur an additional $3.6 million of costs during fiscal 1999 in connection with the these plant closings and other cost reduction initiatives, principally for costs of equipment and personnel relocation which will be expensed as incurred.

Segment Operating Income.

Operating Income - Converted Products Segment

                                         Net Sales          Operating
(In Millions, except Percentages)       (Aggregate)           Income           Return on Sales
----------------------------------------------------------------------------------------------
First Quarter                            $  260.6            $    9.6                 3.7%
Second Quarter                              268.0                11.8                 4.4
Third Quarter                               263.3                14.1                 5.4
Fourth Quarter                              271.8                17.7                 6.5
----------------------------------------------------------------------------------------------
Fiscal 1998                              $1,063.7            $   53.2                 5.0%
==============================================================================================

FIRST QUARTER                            $  255.9            $   13.9                 5.4%
SECOND QUARTER                                ---                 ---                 ---
THIRD QUARTER                                 ---                 ---                 ---
FOURTH QUARTER                                ---                 ---                 ---
----------------------------------------------------------------------------------------------
FISCAL 1999                                   ---                 ---                 ---
==============================================================================================


Operating income attributable to the converted products segment for the quarter ended December 31, 1998 increased 44.8% to $13.9 million from $9.6 million for the quarter ended December 31, 1997. Excluding $2.1 million of plant closure and other related costs, operating income attributable to the converted products segment for the quarter ended December 31, 1998 increased 65.6% to $16.0 million from $9.6 million for the quarter ended December 31, 1997. Excluding $2.1 million of plant closure and other related costs, operating margin for the quarter ended December 31, 1998 was 6.3% compared to 3.7% for the quarter ended December 31, 1997. The increase in operating margin was the result of increased manufacturing efficiencies and price increases, which were offset by lower volumes.

Operating Income - Paperboard Segment

                                                                                                               Weighted
                                                                                                               Average
                                                             Boxboard      Average      Medium       Average  Recovered
                     Net Sales    Operating                    Tons       Boxboard       Tons        Medium     Paper
                    (Aggregate)  (In Income      Return       Shipped       Price       Shipped       Price     Cost
                     Millions)  (In Millions)   On Sales   (In Thousands) (Per Ton)  (In Thousands) (Per Ton) (Per Ton)
-----------------------------------------------------------------------------------------------------------------------
First Quarter         $121.4        $ 18.0         14.8%       242.0       $406          45.0       $330        $70

Second Quarter         118.7          18.3         15.4        236.2        408          45.6        347         68
Third Quarter          111.8          18.3         16.4        225.3        405          40.8        338         59
Fourth Quarter         109.2          14.8         13.6        220.0        398          43.9        318         58
-----------------------------------------------------------------------------------------------------------------------
Fiscal 1998           $461.1        $ 69.4         15.1%       923.5       $404         175.3       $332        $64
=======================================================================================================================

FIRST QUARTER         $107.1        $ 13.4         12.5%       221.7       $384          45.2       $288        $53
SECOND QUARTER           ---           ---          ---          ---        ---           ---        ---         --
THIRD QUARTER            ---           ---          ---          ---        ---           ---        ---         --
FOURTH QUARTER           ---           ---          ---          ---        ---           ---        ---         --
-----------------------------------------------------------------------------------------------------------------------
FISCAL 1999              ---           ---          ---          ---        ---           ---        ---        ---
=======================================================================================================================

Operating income attributable to the paperboard segment for the quarter ended December 31, 1998 decreased 25.6% to $13.4 million from $18.0 million for the quarter ended December 31, 1997. Operating margin for the quarter ended December 31, 1998 was 12.5% compared to 14.8% for the quarter ended December 31, 1997. The decrease in operating margin was primarily the result of lower selling prices and volumes, which was partially offset by lower average recovered paper costs.

Interest Expense
Interest expense for the quarter ended December 31, 1998 decreased to $8.3 million from $9.0 million for the quarter ended December 31, 1997. The decrease in interest expense for the quarter ended December 31, 1998 was primarily due to a decrease in the average outstanding borrowings during the quarter ended December 31, 1998.

Provision for Income Taxes
Provision for income taxes decreased to $6.9 million for the quarter ended December 31, 1998 from $7.1 million for the quarter ended December 31, 1997. The Company's effective tax rate decreased to 44.1% for the quarter ended December 31, 1998 compared to 44.9% for the quarter ended December 31, 1997. This decrease in the effective tax rate was primarily due to a decrease in the Company's effective state tax rate.

Net Income and Earnings Per Common and Common Equivalent Share
Net income for the quarter ended December 31, 1998 increased 1.1% to $8.8 million from $8.7 million for the quarter ended December 31, 1998. Net income as a percentage of net sales increased to 2.8% for the quarter ended December 31, 1997 from 2.7% for the quarter ended December 31, 1997. Earnings per common and common equivalent share for the quarters ended December 31, 1998 and 1997 was $0.25.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures
The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. The Company maintains a revolving credit facility under which it has aggregate borrowing availability of $450.0 million. At December 31, 1998, the Company had $353.0 million outstanding under its revolving credit facility. The revolving credit facility terminates in 2002. Cash and cash equivalents, $8.6 million at December 31, 1998, increased from $5.8 million at September 30, 1998.

Net cash provided by operating activities for the three months ended December 31, 1998 was $47.2 million compared to $12.4 million for the quarter ended December 31, 1997. This increase was primarily the result of significant decreases in net current operating asset requirements. Net cash used by financing activities aggregated

$23.8 million for the quarter ended December 31, 1998 and consisted primarily of repayments under the revolving credit facility, repayments of long-term debt and dividend payments. Net cash provided by financing activities aggregated $3.3 million for the quarter ended December 31, 1997 and consisted primarily of net borrowings of long-term debt which was partially offset by dividend payments. Net cash used for investing activities was $20.8 million for the quarter ended December 31, 1998 compared to $16.2 million for the quarter ended December 31, 1997 and consisted primarily of capital expenditures for the quarters ended December 31, 1998 and December 31, 1997.

Capital expenditures during the quarter ended December 31, 1998 aggregated $21.2 million and were used primarily for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions. The Company estimates that its capital expenditures will aggregate approximately $55.8 million for the remainder of fiscal 1999. These expenditures will be used for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions and building expansions and improvements in one of the Company's divisions.

The Company anticipates that it will be able to fund its capital expenditures, acquisitions, interest expense, stock repurchases, dividends, and working capital needs for the foreseeable future from cash generated from operations, borrowings under its revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments
The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives are a hedge of risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its value being highly correlated with changes in value of the underlying hedged item. The Company includes amounts received or paid in operations when the underlying transaction settles. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Company uses interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of its outstanding debt and partially to limit the Company's exposure to rising interest rates. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Interest rate cap purchase costs are amortized to interest expense ratably during the life of the agreement.

The Company uses commodity swap agreements to manage synthetically the selling prices and raw material costs of a portion of its medium business and to limit the Company's exposure to falling prices and rising costs. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

Acquisitions
The Company historically has expanded its business through the acquisition of other related businesses. The recycled paperboard and converted paperboard products industries have undergone significant consolidation in recent years, and the Company believes it will be able to capitalize on this trend in the future. The Company, however, is currently in the process of integrating the operations acquired during fiscal 1997 into the Company's other operations. Consequently, although the Company cannot predict the extent to which it will pursue future acquisitions, the Company expects that it will be less likely to pursue additional acquisitions in the near term.

YEAR 2000

The Company is utilizing both internal and external resources to evaluate the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates and may not properly record dates after 1999) to conduct and manage the Company's business. Unless remediated, Year 2000 related issues may materially adversely affect the results of operations, financial condition and cash flow of the Company and/or one or more of the Company's suppliers or customers. While the Company obtains its raw materials, equipment and services from a number of suppliers and sells its products to a number of customers for a wide variety of applications, if a sufficient number of these suppliers or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative suppliers and/or customers for its products. Any delay or inability in finding such alternatives could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

The Company currently has a team dedicated to identifying, evaluating and resolving the Company's potential Year 2000 issues. The Company's Year 2000 program includes six stages: education, inventory, assessment, remediation, testing and implementation. The education stage involved identifying Year 2000 leaders at each of the Company's facilities and educating Company personnel on the specific issues associated with the Year 2000 problem. During the inventory stage, Company personnel identified any system (IT and non-IT) that could potentially have a Year 2000 problem and developed software that is now being used to centrally track these identified systems. The assessment stage involves determining if there is a Year 2000 problem with the specific system (IT and non-IT). Remediation involves deciding what action to take if there is Year 2000 problem, such as modifying or replacing the system, and actually fixing the problem. Testing is performed on the system once the remediation is complete. When it is determined that the system is Year 2000 compliant, the system is implemented.

The Company expects to have substantially completed all phases of its Year 2000 program by June 30, 1999, which will leave six months for additional internal testing and troubleshooting prior to 2000. The Company is approximately 90% and 60% complete with the assessment stage relating to IT and non-IT systems, respectively. With respect to IT systems that are known to have required remediation, approximately 60% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant, and with respect to non-IT systems that are known to have required remediation, approximately 50% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant. Based on the results of the Company's Year 2000 program, the Company will develop contingency plans as necessary.

The Company currently believes that it will be able to modify, upgrade or replace all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event that the Company does not remediate on a timely basis any material Year 2000 problem, the Company may be unable to, among other things, take customer orders, manufacture and ship products, invoice customers or collect payments. Under a number of the Company's supply agreements, the Company is required to indemnify and hold harmless customers for damages incurred by such customers arising from the Company's failure to resolve its Year 2000 problems. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

The Company has also begun a program to assess the Year 2000 readiness of its suppliers. This program has involved identifying suppliers that are critical to the Company's operations as well as suppliers that would be hard to replace and conducting a survey of such suppliers to begin assessing their Year 2000 readiness. Based upon the results of this assessment, the Company will develop contingency plans as deemed necessary. The Company cannot reasonably estimate the magnitude of the impact on the Company of the Year 2000 problems that may be experienced by any of the Company's suppliers; however, the impact of any such problems could have a material adverse effect on the Company's results of operations, financial condition and cash flow. Further, the Company does not propose to assess the Year 2000 problems, if any, of its customers. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company anticipates potential material fluctuations in the demand for is products.

While the Company believes the occurrence of such a scenario is unlikely, a possible worst case scenario might include the inadvertent failure of the Company to remediate the process controllers (which are non-IT systems) on one or more of the Company's paper machines. Depending on the number of machines affected, such event could have an adverse impact on the Company's manufacture of paperboard and its ability to supply its converting operations, which, depending on its duration, could have a material adverse effect on the Company's results of operations, financial condition and cash flow. The Company is in the process of assessing the process controllers on all of its paper machines and has involved external process controller vendors to assist the Company in testing these systems.

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT and non-IT systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. To date, the Company has spent approximately $1.0 million in connection with the Year 2000 program and expects to spend an additional $2.0 million to $5.0 million to complete the program. There can be no assurance that the cost of the Company's Year 2000 program will not materially exceed expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


For a discussion of certain market risks related to the Company, See Part I,
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. There have been no significant developments with respect to derivatives or exposure to market risk.

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


                                               ROCK-TENN COMPANY
                                                     (Registrant)




Date:      February 10, 1999        By:   /s/ DAVID C. NICHOLSON
    ---------------------------       ------------------------------------------
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