Form 10-Q
period 1999-03-31
ROCK TENN CO
filed 1999-05-05
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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
         Yes  X   No
             ---     ---

         Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                          Class                 Outstanding as of May 3, 1999
         -----------------------------------    -----------------------------
         Class A Common Stock, .01 par value                  23,182,670
         Class B Common Stock, .01 par value                  11,619,114

================================================================================

                                ROCK-TENN COMPANY


                                      INDEX


                                                                                                        Page No.
                                                                                                        --------

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income for the three months and
                    six months ended March 31, 1999 and 1998                                               1

                  Condensed Consolidated Balance Sheets at March 31, 1999 and
                    September 30, 1998                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the six months
                    ended March 31, 1999 and 1998                                                          3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              6

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                               7

PART II.          OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders                                     11

  Item 6.         Exhibits and Reports on Form 8-K                                                        12

                  Index to Exhibits                                                                       14

                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended           Six Months Ended
                                                          March 31,     March 31,     March 31,     March 31,
                                                               1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------

Net sales                                                 $ 312,166     $ 327,854     $ 622,961     $ 644,329

Cost of goods sold                                          227,831       243,161       452,417       477,795
                                                          ---------     ---------     ---------     ---------

Gross profit                                                 84,335        84,693       170,544       166,534

Selling, general and administrative expenses                 58,312        56,731       117,143       112,955

Plant closure and other costs                                 1,085            --         3,138            --
                                                          ---------     ---------     ---------     ---------

Income from operations                                       24,938        27,962        50,263        53,579

Interest and other income                                       104            80           215           178

Interest expense                                             (7,780)       (8,884)      (16,094)      (17,895)

Minority interest in income of consolidated subsidiary       (1,488)       (1,430)       (2,929)       (2,395)
                                                          ---------     ---------     ---------     ---------

Income before income taxes                                   15,774        17,728        31,455        33,467

Provision for income taxes                                    6,968         7,942        13,891        15,004
                                                          ---------     ---------     ---------     ---------

Net income                                                $   8,806     $   9,786     $  17,564     $  18,463
                                                          =========     =========     =========     =========

Weighted average number of common and
 common equivalent shares outstanding                        35,245        35,208        35,133        35,210
                                                          =========     =========     =========     =========


Basic earnings per share                                  $     .25     $     .28     $     .51     $     .54
                                                          =========     =========     =========     =========

Diluted earnings per share                                $     .25     $     .28     $     .50     $     .52
                                                          =========     =========     =========     =========

Cash dividends per common share                           $    .075     $    .075     $     .15     $     .15
                                                          =========     =========     =========     =========



                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    March 31,     September 30,
                                                                                         1999              1998
----------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
ASSETS
------
Current assets:
 Cash and cash equivalents                                                         $     2,000      $     5,769
 Accounts receivable (net of allowance for
   doubtful accounts of $3,695 and $3,817)                                             118,296          118,164
 Inventories                                                                            87,672           88,019
 Other current assets                                                                   11,351            4,200
                                                                                   -----------      -----------

   Total current assets                                                                219,319          216,152

Property, plant and equipment at cost:
 Land and buildings                                                                    185,670          178,168
 Machinery and equipment                                                               768,810          740,498
 Transportation equipment                                                               15,111           14,957
 Leasehold improvements                                                                  5,593            4,386
                                                                                   -----------      -----------
                                                                                       975,184          938,009
 Less accumulated depreciation and amortization                                       (402,098)        (376,470)
                                                                                   -----------      -----------
 Net property, plant and equipment                                                     573,086          561,539
Goodwill                                                                               312,797          317,389
Other assets                                                                            15,820           16,401
                                                                                   -----------      -----------
                                                                                   $ 1,121,022      $ 1,111,481
                                                                                   ===========      ===========
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                                  $    57,457      $    45,924
 Accrued compensation and benefits                                                      31,317           42,040
 Current maturities of long-term debt                                                   34,564           43,462
 Other current liabilities                                                              18,769           21,054
                                                                                   -----------      -----------
   Total current liabilities                                                           142,107          152,480

Long-term debt due after one year                                                      466,115          464,876
Deferred income taxes                                                                   84,057           82,248
Other long-term items                                                                   16,153           14,462

Shareholders' equity:
 Preferred stock, $.01 par value; 50,000,000 shares authorized; no
   shares outstanding at March 31, 1999 and September 30, 1998                              --               --
 Class A common stock, $.01 par value; 175,000,000 shares authorized,
   23,182,670 outstanding at March 31, 1999 and  22,851,838 outstanding at September 30, 1998; Class B common stock, $.01 par value;
   60,000,000 shares authorized; 11,619,114 outstanding
   at March 31, 1999 and 11,724,972 outstanding at September 30, 1998                      348              346

 Capital in excess of par value                                                        130,633          128,904
 Retained earnings                                                                     286,285          274,039
 Other                                                                                  (4,676)          (5,874)
                                                                                   -----------      -----------
   Total shareholders' equity                                                          412,590          397,415
                                                                                   -----------      -----------
                                                                                   $ 1,121,022      $ 1,111,481
                                                                                   ===========      ===========




                             See accompanying notes

                              ROCK-TENN COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                   Six Months Ended
                                                                March 31,     March 31,
                                                                     1999          1998
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                    $ 17,564      $ 18,463

   Items in income not affecting cash:
     Depreciation and amortization                                 36,173        34,971
     Deferred income taxes                                          1,808         2,176
     Gain on disposal of plant and equipment and other               (271)         (435)
     Minority interest in income of consolidated subsidiary         2,929         2,395

   Change in operating assets and liabilities:
     Accounts receivable                                               20         2,231
     Inventories                                                      485        (3,872)
     Other assets                                                  (6,815)       (4,782)
     Accounts payable                                              11,470        (5,681)
     Accrued liabilities                                          (11,552)       (2,494)
     Income taxes payable                                            (145)           --
     Other                                                            (74)          115
                                                                 --------      --------
   CASH PROVIDED BY OPERATING ACTIVITIES                           51,592        43,087
FINANCING ACTIVITIES:
   Net (repayments) additions to revolving credit facilities       (2,954)        9,000
   Repayments of long-term debt                                    (4,704)       (7,897)
   Sales of common stock                                            1,625         1,993
   Cash dividends paid to shareholders                             (5,212)       (5,167)
   Distribution to minority interest                               (2,625)       (3,850)
                                                                 --------      --------

   CASH USED FOR FINANCING ACTIVITIES                             (13,870)       (5,921)

INVESTING ACTIVITIES:
   Capital expenditures                                           (42,632)      (37,232)
   Proceeds from sale of property, plant and equipment                755         1,100
   Decrease in unexpended industrial revenue bond proceeds             --           610
                                                                 --------      --------

   CASH USED FOR INVESTING ACTIVITIES                             (41,877)      (35,522)

Effect of exchange rate changes on cash                               386             9

(Decrease) increase in cash and cash equivalents                   (3,769)        1,653
Cash and cash equivalents at beginning of period                    5,769         3,345
                                                                 --------      --------
Cash and cash equivalents at end of period                       $  2,000      $  4,998
                                                                 ========      ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Income taxes                                                $ 19,226      $ 13,098
     Interest (net of amounts capitalized)                         15,432        18,965


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and six month periods ended March 31, 1999 and 1998, the Company's financial position at March 31, 1999 and September 30, 1998, and the cash flows for the six month periods ended March 31, 1999 and 1998.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form
10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

The results for the three months and six months ended March 31, 1999 are not necessarily indicative of results that may be expected for the full year.

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

NOTE 3. INVENTORIES

Substantially all U.S. inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. An actual valuation of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO estimates must necessarily be based on management's projection of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. Inventories at March 31, 1999 and September 30, 1998 were as follows (in thousands):

                                                              March 31,     September 30,
                                                                   1999              1998
                                                             ----------     -------------
                                                             (Unaudited)

         Finished goods and work in process                    $  65,958         $  68,735
         Raw materials                                            30,947            29,139
         Supplies                                                 11,170            12,048
                                                               ---------         ---------
         Inventories at first-in, first-out (FIFO) cost          108,075           109,922
         LIFO reserve                                            (20,403)          (21,903)
                                                               ---------         ---------
         Net inventories                                       $  87,672         $  88,019
                                                               =========         =========

NOTE 4. NEW ACCOUNTING STANDARDS

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

For the three months ended March 31, 1999 and 1998, total comprehensive income amounted to $9.7 million and $10.3 million, respectively. For the six months ended March 31, 1999 and 1998, total comprehensive income amounted to $18.8 million and $17.1 million, respectively. The difference between total comprehensive income and net income for the three months and six months ended March 31, 1999 and 1998 was foreign currency translation adjustments. The fluctuation in the exchange rates was greater during fiscal 1998 than during fiscal 1999.

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

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          Three Months Ended         Six Months Ended
                                                              March 31,                  March 31,
                                                          1999          1998         1999         1998
------------------------------------------------------------------------------------------------------
 Numerator:
      Net income                                        $ 8,806      $ 9,876      $17,564      $18,463

 Denominator:
      Denominator for basic earnings per share-
          weighted average shares                        34,768       34,524       34,709       34,469
      Effect of dilutive stock options                      477          684          424          741
                                                        -------      -------      -------      -------
      Denominator for diluted earnings per share -
          weighted average shares and assumed
          conversions                                    35,245       35,208       35,133       35,210
                                                        =======      =======      =======      =======

 Basic earnings per share                               $   .25      $   .28      $   .51      $   .54
                                                        =======      =======      =======      =======

 Diluted earnings per share                             $   .25      $   .28      $   .50      $   .52
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

SEGMENT AND MARKET INFORMATION

The Company operates principally in two industry segments:converted products and paperboard. The converted products segment is comprised of facilities that produce folding cartons, fiber partitions, corrugated containers, corrugated displays, thermoformed plastic products and laminated paperboard products. In the folding carton and corrugated container markets, the Company competes with a significant number of national and regional packaging suppliers. In the fiber partitions, corrugated displays, thermoformed plastic products and laminated paperboard products markets, the Company competes with a smaller number of national, regional and local companies offering highly specialized products. During fiscal 1998, the Company sold converted products to over 5,000 customers with no customer accounting for more than 10% of the Company's net sales. The Company sells converted products to several large national customers which annually purchase $25 to $45 million of converted products from the Company; however, a majority of the Company's converted products sales are to customers which annually purchase less than $10 million of converted products from the Company. Within the converted products market, conditions have become highly competitive as large national customers have begun consolidating their supplier relationships. As a result of this trend, the Company regularly participates in bidding for sales opportunities to national customers. The loss of business or the award of new business from national customers may have a significant impact on the Company's results of operations.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

===============================================================================================
                                   FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                    March 31,       March 31,       March 31,        March 31,
                                         1999            1998            1999            1998
-----------------------------------------------------------------------------------------------
NET SALES:

Converted Products Segment          $ 254,798       $ 267,999       $ 510,682       $ 528,587
Paperboard Segment                    103,615         118,686         210,737         240,054
Intersegment Eliminations             (46,247)        (58,831)        (98,458)       (124,312)
-----------------------------------------------------------------------------------------------
TOTAL                               $ 312,166       $ 327,854       $ 622,961       $ 644,329
-----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products Segment          $  16,319       $  11,860       $  30,193       $  21,440
Paperboard Segment                     11,052          18,298          24,476          36,302
Corporate Expense                      (2,433)         (2,206)         (4,406)         (4,173)
Interest Expense                       (7,780)         (8,874)        (16,094)        (17,885)
Interest and Other Income                 104              80             215             178
Minority Interest in Income of
      Consolidated Subsidiary          (1,488)         (1,430)         (2,929)         (2,395)
-----------------------------------------------------------------------------------------------
TOTAL                               $  15,774       $  17,728       $  31,455       $  33,467
===============================================================================================
Paperboard Shipped (in tons)          262,018         281,843         528,922         568,831
===============================================================================================

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers)
Net sales for the quarter ended March 31, 1999 decreased 4.8% to $312.2 million from $327.9 million for the quarter ended March 31, 1998. Net sales for the six months ended March 31, 1999 decreased 3.3% to $623.0 million from $644.3 million for the six months ended March 31, 1998. Net sales decreased primarily as a result of volume and price decreases.

Net Sales  (Aggregate) - Converted Products Segment

                            First             Second       Six Months           Third          Fourth         Fiscal
  (In Millions)           Quarter            Quarter       Ended 3/31         Quarter         Quarter           Year
  ----------------- -------------- ------------------ ---------------- --------------- --------------- --------------
  1998                     $260.6             $268.0           $528.6          $263.3          $271.8       $1,063.7
  1999                      255.9              254.8            510.7             ---             ---            ---
  ----------------- -------------- ------------------ ---------------- --------------- --------------- --------------

Net sales of converted products before intersegment eliminations for the quarter ended March 31, 1999 decreased 4.9% to $254.8 million from $268.0 million for the quarter ended March 31, 1998. Net sales of converted products before intersegment eliminations for the six months ended March 31, 1999 decreased 3.4% to $510.7 million from $528.6 million for the six months ended March 31, 1998. The decrease in net sales for the quarter and six months ended March 31, 1999 was primarily the result of volume decreases in folding cartons, partitions and laminated paperboard products offset somewhat by higher volumes in corrugated containers and displays. The volume decreases were partially attributable to lower sales to two national customers during the quarter and six months ended March 31, 1999. The Company currently believes that the impact of lower volumes with these national customers will be offset by the award of new business from other customers. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Net Sales  (Aggregate) - Paperboard Segment

                              First         Second       Six Months         Third          Fourth          Fiscal
  (In Millions)             Quarter        Quarter       Ended 3/31       Quarter         Quarter            Year
  -------------------- --------------- -------------- ---------------- ------------- --------------- ---------------
  1998                       $121.4         $118.7           $240.1        $111.8          $109.2          $461.1
  1999                        107.1          103.6            210.7           ---             ---             ---
  -------------------- --------------- -------------- ---------------- ------------- --------------- ---------------

Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 1999 decreased 12.7% to $103.6 million from $118.7 million for the quarter ended March 31, 1998. Net sales of paperboard before intersegment eliminations for the six months ended March 31, 1999 decreased 12.2% to $210.7 million from $240.1 million for the six months ended March 31, 1998. The decrease for the quarter and six months ended March 31, 1999 was the result of volume and price decreases reflecting weakness in the markets for boxboard and lower demand in the Company's converting businesses. In addition, the volume decreases were partially attributable to lower volume with two national customers within the converted products segment discussed above. The Company currently believes that the impact of lower volumes with these national customers will be offset by the award of new business from converted products customers and from sales of boxboard to other converters. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Cost of Goods Sold
Cost of goods sold for the quarter ended March 31, 1999 decreased 6.3% to $227.8 million from $243.2 million for the quarter ended March 31, 1998. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 1999 decreased to 73.0% from 74.2% for the quarter ended March 31, 1998. Cost of goods sold for the six months ended March 31, 1999 decreased 5.3% to $452.4 million from $477.8 million for the six months ended March 31, 1998. Cost of goods sold as a percentage of net sales for the six months ended March 31, 1999 decreased to 72.6% from 74.2% for the six months ended March 31, 1998. The decrease in cost of goods sold as a percentage of net sales resulted from lower average recovered paper, energy and workers compensation expenses and increased manufacturing efficiencies, which were offset somewhat by increases in health insurance costs.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $0.7 million lower and $0.8 million higher than it would have been under the FIFO method in the quarters ended March 31, 1999 and 1998, respectively. Cost of goods sold determined under the LIFO method was $1.5 million lower than it would have been and $1.8 million higher than it would have been under the FIFO method for the six months ended March 31, 1999 and 1998, respectively. Net income was $0.4 million higher and $0.5 million lower than it would have been under the FIFO method in the quarters ended March 31, 1999 and 1998, respectively. Net income was $0.9 million higher and $1.1 lower than it would have been under the FIFO method for the six months ended March 31, 1999 and 1998, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit

                           First         Second        Six Months          Third        Fourth        Fiscal
  (% of Net Sales)       Quarter        Quarter        Ended 3/31        Quarter       Quarter          Year
  -----------------------------------------------------------------------------------------------------------
  1998                    25.8%           25.8%              25.8%         27.7%          26.8%        26.5%
  1999                    27.7%           27.0%              27.4%           ---            ---          ---
  -----------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended March 31, 1999 decreased .5% to $84.3 million from $84.7 million for the quarter ended March 31, 1998. Gross profit for the six months ended March 31, 1999 increased 2.4% to $170.5 million from $166.5 million for the six months ended March 31, 1998. Gross profit as a percentage of net sales was 27.0% and 25.8% for the quarters ended March 31, 1999 and 1998. Gross profit as a percentage of net sales was 27.4% and 25.8% for the six months ended March 31, 1999 and 1998. See Cost of Goods Sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 1999 increased 2.8% to $58.3 million from $56.7 million for the quarter ended March 31, 1998. Selling, general and administrative expenses for the six months ended March 31, 1999 increased 3.6% to $117.1 million from $113.0 million for the six months ended March 31, 1998. Selling, general and administrative expenses as a percentage of net sales for the quarter ended March 31, 1999 increased to 18.7% from 17.3% for the quarter ended March 31, 1998. Selling, general and administrative expenses as a percentage of net sales for the six months ended March 31, 1999 increased to 18.8% from 17.5% for the six months ended March 31, 1998. The increase in these expenses as a percentage of net sales resulted primarily from increased compensation expenses and lower net sales.

Plant Closing and Other Costs
During the fourth quarter of fiscal 1998, the Company began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, the Company notified approximately 40 people of their termination and recorded $2.0 million of costs related to these terminations during fiscal 1998. As of March 31, 1999, the Company had a remaining liability of $1.2 million, substantially all of which will be paid in fiscal 1999, related to these terminations. The Company made payments of $0.6 and $0.8 during the quarter and six months ended March 31, 1999, respectively. An adjustment of $0.2 million was made to reduce the liability during the second quarter of fiscal 1999. In addition, included in these initiatives are the closure of a folding carton plant in Taylorsville, North Carolina and a laminated converted products operation in Otsego, Michigan. In connection with these closings, the Company incurred charges of $1.1 million and $3.1 million during the quarter and six months ended March 31, 1999, respectively, which consisted primarily of employee termination and related expenses. With respect to the plant closing costs, the Company made payments of $2.2 million and $2.5 million during the quarter and six months ended March 31, 1999, respectively. The Company plans to consolidate these businesses into other existing facilities. The Company expects to incur an additional $2.5 million of costs during fiscal 1999 in connection with these plant closings and other cost reduction initiatives, principally for costs of equipment and personnel relocation, which will be expensed as incurred.

Segment Operating Income.

Operating Income - Converted Products Segment

                                                    Net Sales           Operating
(In Millions, except Percentages)                  (Aggregate)             Income    Return on Sales
-------------------------------------------------------------------------------------------------------

First Quarter                                        $  260.6               $ 9.6               3.7%
Second Quarter                                          268.0                11.8               4.4
                                                     --------               -----               ---
Six Months Ended 3/31                                   528.6                21.4               4.0
Third Quarter                                           263.3                14.1               5.4
Fourth Quarter                                          271.8                17.7               6.5
-------------------------------------------------------------------------------------------------------
Fiscal 1998                                          $1,063.7               $ 53.2               5.0%
=======================================================================================================

FIRST QUARTER                                        $  255.9               $13.9               5.4%
SECOND QUARTER                                          254.8                16.3               6.4
                                                     --------               -----               ---
SIX MONTHS ENDED 3/31                                   510.7                30.2               5.9
THIRD QUARTER                                              --                  --                --
FOURTH QUARTER                                             --                  --                --
-------------------------------------------------------------------------------------------------------
FISCAL 1999                                                --                  --                --
=======================================================================================================

Operating income attributable to the converted products segment for the quarter ended March 31, 1999 increased 38.1% to $16.3 million from $11.8 million for the quarter ended March 31, 1998. Operating income attributable to the converted products segment for the six months ended March 31, 1999 increased 41.1% to $30.2 million from $21.4 million for the six months ended March 31, 1998. Excluding $1.1 million of plant closing and other related costs, operating income attributable to the converted products segment for the quarter ended March 31, 1999 increased 47.5% to $17.4 million from $11.8 million for the quarter ended March 31, 1998. Excluding $3.1 million of plant closing and other related costs, operating income attributable to the converted products segment for the six months ended March 31, 1999 increased 55.6% to $33.3 million from $21.4 million for the six months ended March

31, 1998. Excluding $1.1 million of plant closing and other related costs, operating margin for the quarter ended March 31, 1999 was 6.8% compared to 4.4% for the quarter ended March 31, 1998. Excluding $3.1 million of plant closing and other related costs, operating margin for the six months ended March 31, 1999 was 6.5% compared to 4.0% for the six months ended March 31, 1998. The increase in operating margin was the result of increased manufacturing efficiencies and generally lower raw material costs which were partially offset by reduced volumes in some product categories.

Operating Income - Paperboard Segment

                                                                                                              Weighted
                                                                        Boxboard     Average        Medium     Average      Average
                              Net Sales    Operating                        Tons    Boxboard          Tons      Medium    Recovered
                           (Aggregate)        Income      Return         Shipped      Price        Shipped       Price   Paper Cost
                         (In Millions)  (In Millions)     On Sales (In Thousands)  (Per Ton) (In Thousands)  (Per Ton)     (Per Ton)
------------------------------------------------------------------------------------------------------------------------------------
First Quarter                 $  121.4       $  18.0         14.8%         242.0       $420            45.0       $330         $ 70
Second Quarter                   118.7          18.3         15.4          236.2        420            45.6        347           68
                              --------       -------         ----          -----                      -----
Six Months Ended 3/31            240.1          36.3         15.1          478.2        420            90.6        339           69
Third Quarter                    111.8          18.3         16.4          225.3        417            40.8        338           59
Fourth Quarter                   109.2          14.8         13.6          220.0        414            43.9        318           58
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 1998                   $  461.1       $  69.4         15.1%         923.5       $418           175.3       $332         $ 64
====================================================================================================================================

FIRST QUARTER                 $  107.1       $  13.4         12.5%         221.7       $403            45.2       $288         $ 53
SECOND QUARTER                   103.6          11.1         10.7%         218.5        399            43.5        328           52
                              --------       -------         ----          -----                      -----
SIX MONTHS ENDED 3/31            210.7          24.5         11.6%         440.2        401            88.7        308           52
THIRD QUARTER                     --            --           --             --           --            --           --           --
FOURTH QUARTER                    --            --           --             --           --            --           --           --
------------------------------------------------------------------------------------------------------------------------------------
FISCAL 1999                       --            --           --             --           --            --           --           --
====================================================================================================================================

Operating income attributable to the paperboard segment for the quarter ended March 31, 1999 decreased 39.3% to $11.1 million from $18.3 million for the quarter ended March 31, 1998. Operating income attributable to the paperboard segment for the six months ended March 31, 1999 decreased 32.5% to $24.5 million from $36.3 million for the six months ended March 31, 1998. Operating margin for the quarter ended March 31, 1999 was 10.7% compared to 15.4% for the quarter ended March 31, 1998. Operating margin for the six months ended March 31, 1999 was 11.6% compared to 15.1% for the six months ended March 31, 1998.The decrease in operating margin was primarily the result of lower selling prices and volumes, which was partially offset by lower average recovered paper costs.

Interest Expense
Interest expense for the quarter ended March 31, 1999 decreased to $7.8 million from $8.9 million for the quarter ended March 31, 1998. Interest expense for the six months ended March 31, 1999 decreased to $16.1 million from $17.9 million for the six months ended March 31, 1998. The decrease was primarily due to a decrease in the average outstanding borrowings and lower interest rates.

Provision for Income Taxes
Provision for income taxes decreased to $7.0 million for the quarter ended March 31, 1999 from $7.9 million for the quarter ended March 31, 1998. Provision for income taxes decreased to $13.9 million for the six months ended March 31, 1999 from $15.0 million for the six months ended March 31, 1998. The Company's effective tax rate decreased to 44.3% for the quarter ended March 31, 1999 compared to 44.6% for the quarter ended March 31, 1998. The Company's effective tax rate decreased to 44.1% for the six months ended March 31, 1999 compared to 44.8% for the six months ended March 31, 1998. This decrease in the effective tax rate was primarily due to a decrease in the Company's effective state tax rate.

Net Income and Earnings Per Common and Common Equivalent Share
Net income for the quarter ended March 31, 1999 decreased 10.2% to $8.8 million from $9.8 million for the quarter ended March 31, 1998. Net income for the six months ended March 31, 1999 decreased 4.9% to $17.6 million from $18.5 million for the six months ended March 31, 1998. Net income as a percentage of net sales decreased to 2.8% for the quarter ended March 31, 1999 from 3.0% for the quarter ended March 31, 1998. Net income as a percentage of net sales decreased to 2.8% for the six months ended March 31, 1999 from 2.9% for the six months ended March 31, 1998. Earnings per common and common equivalent share for the quarters ended March 31, 1999 and 1998 was $0.25 and $0.28, respectively. Earnings per common and common equivalent share for the six months ended March 31, 1999 and 1998 was $0.50 and $0.52, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures
The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. The Company maintains a revolving credit facility under which it has aggregate borrowing availability of $450.0 million. At March 31, 1999, the Company had $366.0 million outstanding under its revolving credit facility. The revolving credit facility terminates in 2002. Cash and cash equivalents, $2.0 million at March 31, 1999, decreased from $5.8 million at September 30, 1998.

Net cash provided by operating activities for the six months ended March 31, 1999 was $51.6 million compared to $43.1 million for the six months ended March 31, 1998.This increase was primarily the result of decreases in net current operating asset requirements. Net cash used for financing activities aggregated $13.9 million for the six months ended March 31, 1999 and consisted primarily of repayments under the revolving credit facility, repayments of long-term debt and dividend payments. Net cash used for financing activities aggregated $5.9 million for the six months ended March 31, 1998 and consisted primarily of net borrowings of long-term debt which was partially offset by dividend payments. Net cash used for investing activities was $41.9 million for the six months ended March 31, 1999 compared to $35.5 million for the six months ended March 31, 1998 and consisted primarily of capital expenditures for the six months ended March 31, 1999 and 1998.

Capital expenditures for the six months ended March 31, 1999 aggregated $42.6 million and were used primarily for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions. The Company estimates that its capital expenditures will aggregate approximately $34.4 million for the remainder of fiscal 1999. These expenditures will be used for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions and building expansions and improvements in one of the Company's divisions.

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

YEAR 2000

The Company is utilizing both internal and external resources to evaluate the potential impact of the situation commonly referred to as the "Year 2000 problem. "The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates and may not properly record dates after 1999) to conduct and manage the Company's business. Unless remediated, Year 2000 related issues may materially adversely affect the results of operations, financial condition and cash flow of the Company and/or one or more of the Company's suppliers or customers. While the Company obtains its raw materials, equipment and services from a number of suppliers and sells its products to a number of customers for a wide variety of applications, if a sufficient number of these suppliers or customers experience Year 2000 problems that prevent or substantially impair their ability to continue to transact business with the Company as they currently do, the Company would be required to find alternative suppliers and/or customers for its products. Any delay or inability in finding such alternatives could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

The Company currently has a team dedicated to identifying, evaluating and resolving the Company's potential Year 2000 issues. The Company's Year 2000 program includes six stages:education, inventory, assessment, remediation, testing and implementation. The education stage involved identifying Year 2000 leaders at each of the Company's facilities and educating Company personnel on the specific issues associated with the Year 2000 problem. During the inventory stage, Company personnel identified any system (IT and non-IT) that could potentially have a Year 2000 problem and developed software that is now being used to centrally track these identified systems. The assessment stage involves determining if there is a Year 2000 problem with the specific system (IT and non-IT). Remediation involves deciding what action to take if there is a Year 2000 problem, such as modifying or replacing the system, and actually fixing the problem. Testing is performed on the system once the remediation is complete. When it is determined that the system is Year 2000 compliant, the system is implemented.

The Company expects to have substantially completed all phases of its Year 2000 program by June 30, 1999, which will leave six months for additional internal testing and troubleshooting prior to 2000. The Company is approximately 95% and 90% complete with the assessment stage relating to IT and non-IT systems, respectively. With respect to IT systems that are known to have required remediation, approximately 80% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant, and with respect to non-IT systems that are known to have required remediation, approximately 75% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant. Based on the results of the Company's Year 2000 program, the Company will develop contingency plans as necessary.

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

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT and non-IT systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. To date, the Company has spent approximately $2.0 million in connection with the Year 2000 program and expects to spend an additional $3.0 million to $5.0 million to complete the program. There can be no assurance that the cost of the Company's Year 2000 program will not materially exceed expectations.

                            PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 28, 1999 at which several matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the five individuals elected as directors of the Company for a term expiring in 2002 were as follows (there were no abstentions or broker non-votes):

                                                For            Withheld
                                            -----------        ---------
         J. Hyatt Brown                     116,729,315        1,171,301
         A. D. Frazier                      115,174,278        2,726,338
         Eugene U. Frey                     110,849,980        7,050,636
         C. Randolph Sexton                 116,728,615        1,172,001
         Jay Shuster                        116,727,722        1,172,894

         Additional directors, whose terms of office as directors continued after the meeting, are as follows:

         Term expiring in 2000                       Term expiring in 2001
         ---------------------                       ---------------------

         Bradley Currey, Jr.                         Stephen G. Anderson
         Mary Louise Morris Brown                    Robert B. Currey
         John D. Hopkins                             John W. Spiegel
         James W. Johnson                            L. L. Gellerstedt, III

(b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                                  Broker
         Description of Matter                   For              Against       Abstain           Non-Votes
                                              -----------         -------       -------           ---------
         Ratification of the
         appointment of Ernst &
         Young LLP as independent
         auditors of the Company
         to serve for the 1999 fiscal year     117,890,586            3,861          6,119                 0

         Approval of Amendments to 1993
         Stock Option Plan                     103,272,063        3,473,227      8,839,566         2,315,760

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                 ROCK-TENN COMPANY
                                       (Registrant)




Date  May 5, 1999           By:  /s/ DAVID C. NICHOLSON
     --------------            -------------------------------------
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