Form 10-Q
period 1999-06-30
ROCK TENN CO
filed 1999-08-11
CIK 230498

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 0-23340
                                                -------


                               ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


                Georgia                                       62-0342590
     -------------------------------                   ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                    Identification Number)


     504 Thrasher Street, Norcross, Georgia                30071
     ----------------------------------------          ------------
     (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code (770) 448-2193
                                                           -------------


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                       Outstanding as of August 10, 1999
     -----------------------------------      ---------------------------------
     Class A Common Stock, .01 par value                23,411,395
     Class B Common Stock, .01 par value                11,546,187


                               ROCK-TENN COMPANY


                                     INDEX

                                                                                                        Page No.
                                                                                                        --------

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of Income for the three months and
                    nine months ended June 30, 1999 and 1998                                               1

                  Condensed Consolidated Balance Sheets at June 30, 1999 and
                    September 30, 1998                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 1999 and 1998                                                           3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              6

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              14

PART II.          OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                        15

                  Index to Exhibits                                                                       17

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ROCK-TENN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                     Nine Months Ended
                                                                  June 30,           June 30,           June 30,           June 30,
                                                                      1999               1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                        $ 329,629          $ 320,078          $ 952,590          $ 964,407

Cost of goods sold                                                 239,318            231,266            691,735            709,061
                                                                 ---------          ---------          ---------          ---------

Gross profit                                                        90,311             88,812            260,855            255,346

Selling, general and administrative expenses                        60,930             58,698            178,073            171,653

Plant closure and other costs                                        2,763                 --              5,901                 --
                                                                 ---------          ---------          ---------          ---------

Income from operations                                              26,618             30,114             76,881             83,693

Interest and other income                                               85                682                300                860

Interest expense                                                    (7,528)            (8,651)           (23,622)           (26,546)

Minority interest in income of
     consolidated subsidiary                                        (1,634)            (1,533)            (4,563)            (3,928)
                                                                 ---------          ---------          ---------          ---------

Income before income taxes                                          17,541             20,612             48,996             54,079

Provision for income taxes                                           7,621              8,812             21,512             23,816
                                                                 ---------          ---------          ---------          ---------

Net income                                                       $   9,920          $  11,800          $  27,484          $  30,263
                                                                 =========          =========          =========          =========

Weighted average number of common and
     common equivalent shares outstanding                           35,232             35,181             35,166             35,199

Basic earnings per share                                         $    0.28          $    0.34          $    0.79          $    0.88
                                                                 =========          =========          =========          =========
Diluted earnings per share                                       $    0.28          $    0.34          $    0.78          $    0.86
                                                                 =========          =========          =========          =========

Cash dividends per common share                                  $   0.075          $   0.075          $   0.225          $   0.225
                                                                 =========          =========          =========          =========

                             See accompanying notes

                               ROCK-TENN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        June 30,      September 30,
                                                                                           1999              1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                        $     3,119         $     5,769
   Accounts receivable (net of allowances
     of $3,230 and $3,817)                                                              128,354             118,164
   Inventories                                                                           98,255              88,019
   Other current assets                                                                   7,021               4,200
                                                                                     -----------         -----------
     TOTAL CURRENT ASSETS                                                               236,749             216,152

Property, plant and equipment at cost:
   Land and buildings                                                                   191,823             178,168
   Machinery and equipment                                                              785,757             740,498
   Transportation equipment                                                              14,871              14,957
   Leasehold improvements                                                                 5,804               4,386
                                                                                    -----------         -----------
                                                                                        998,255             938,009
   Less accumulated depreciation and amortization                                      (415,807)           (376,470)
                                                                                    -----------         -----------
   Net property, plant and equipment                                                    582,448             561,539
Goodwill                                                                                310,614             317,389
Other assets                                                                             16,207              16,401
                                                                                    -----------         -----------
                                                                                    $ 1,146,018         $ 1,111,481
                                                                                    ===========         ===========
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                 $    61,468         $    45,924
   Accrued compensation and benefits                                                     36,270              42,040
   Current maturities of long-term debt                                                  25,480              43,462
   Other current liabilities                                                             23,219              21,054
                                                                                    -----------         -----------
     TOTAL CURRENT LIABILITIES                                                          146,437             152,480

Long-term debt due after one year                                                       475,980             464,876
Deferred income taxes                                                                    85,093              82,248
Other long-term items                                                                    17,017              14,462

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at June 30, 1999 and September 30, 1998                              --                  --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     23,275,685 outstanding at June 30, 1999 and 22,851,838 outstanding at
     September 30, 1998; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,605,480 outstanding
     at June 30, 1999 and 11,724,972 outstanding at September 30, 1998                      349                 346

   Capital in excess of par value                                                       131,337             128,904
   Retained earnings                                                                    293,589             274,039
   Accumulated other comprehensive loss                                                  (3,784)             (5,874)
                                                                                    -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                                       421,491             397,415
                                                                                    -----------         -----------
                                                                                    $ 1,146,018         $ 1,111,481
                                                                                    ===========         ===========

                             See accompanying notes

                               ROCK-TENN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              Nine Months Ended
                                                                                       June 30,              June 30,
                                                                                           1999                 1998
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                       $    27,484         $    30,263
   Items in income not affecting cash:
     Depreciation and amortization                                                       54,150              52,821
     Deferred income taxes                                                                2,845               2,629
     Gain on disposal of plant and equipment and other                                     (314)               (456)
     Minority interest in income of consolidated subsidiary                               4,563               3,928

   Change in operating assets and liabilities:
     Accounts receivable                                                                 (9,817)              3,167
     Inventories                                                                         (9,893)             (3,466)
     Other assets                                                                        (2,928)              1,023
     Accounts payable                                                                    15,407              (5,598)
     Accrued liabilities                                                                 (1,022)              2,300
     Income taxes payable                                                                  (126)                 --
     Other                                                                                 (308)               (389)
                                                                                    -----------         -----------

     CASH PROVIDED BY OPERATING ACTIVITIES                                               80,041              86,222
FINANCING ACTIVITIES:
   Net repayments to revolving credit facilities                                         (2,000)             (4,000)
   Additions to long-term debt                                                              529                  --
   Repayments of long-term debt                                                          (5,407)             (8,152)
   Sales of common stock                                                                  2,330               2,694
   Cash dividends paid to shareholders                                                   (7,828)             (7,775)
   Distribution to minority interest                                                     (4,725)             (5,775)
                                                                                    -----------         -----------

   CASH USED FOR FINANCING ACTIVITIES                                                   (17,101)            (23,008)

INVESTING ACTIVITIES:
   Capital expenditures                                                                 (66,883)            (61,157)
   Proceeds from sale of building, equipment and other                                      923               1,666
   Decrease in unexpended industrial revenue bond proceeds                                   --                 610
                                                                                    -----------         -----------

CASH USED FOR INVESTING ACTIVITIES                                                      (65,960)            (58,881)

Effect of exchange rate changes on cash                                                     370                 (86)

(Decrease) increase in cash and cash equivalents                                         (2,650)              4,247
Cash and cash equivalents at beginning of period                                          5,769               3,345
                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                          $     3,119         $     7,592
                                                                                    ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                                  $    20,667         $    19,918
     Interest (net of amounts capitalized)                                               21,452              26,366

                             See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended June 30, 1999 and 1998, the Company's financial position at June 30, 1999 and September 30, 1998, and the cash flows for the nine-month periods ended June 30, 1999 and 1998.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

The results for the nine months ended June 30, 1999 are not necessarily indicative of results that may be expected for the full year.

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

Inventories at June 30, 1999 and September 30, 1998 were as follows (in thousands):

                                                                                 June 30,         September 30,
                                                                                     1999                  1998
                                                                               ----------          ------------
                                                                              (Unaudited)

         Finished goods and work in process                                    $  70,678           $  68,735
         Raw materials                                                            37,204              29,139
         Supplies                                                                 11,276              12,048
                                                                               ---------           ---------
         Inventories at first-in, first-out (FIFO) cost                          119,158             109,922
         LIFO reserve                                                            (20,903)            (21,903)
                                                                               ---------           ---------
         Net inventories                                                       $  98,255           $  88,019
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

For the three months ended June 30, 1999 and 1998, total comprehensive income amounted to $10.8 million and $10.2 million, respectively. For the nine months ended June 30, 1999 and 1998, total comprehensive income amounted to $29.6 million and $27.3 million, respectively. The difference between total comprehensive income and net income for the three months and nine months ended June 30, 1999 and 1998 was foreign currency translation adjustments. The fluctuation in the exchange rates was greater during fiscal 1998 than during fiscal 1999.

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

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is required to be adopted in fiscal 2001. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

NOTE 5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         Three Months Ended                    Nine Months Ended
                                                                             June 30,                               June 30,
                                                                      1999               1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                  $   9,920          $  11,800          $  27,484          $  30,263

Denominator:
     Denominator for basic earnings per share-
         weighted average shares                                    34,854             34,746             34,758             34,561
     Effect of dilutive stock options                                  378                435                408                638
                                                                 ---------          ---------          ---------          ---------
     Denominator for diluted earnings per share -
         weighted average shares and assumed
         conversions                                                35,232             35,181             35,166             35,199
                                                                 =========          =========          =========          =========

Basic earnings per share                                         $    0.28          $     .34          $    0.79          $     .88
                                                                 =========          =========          =========          =========

Diluted earnings per share                                       $    0.28          $     .34          $    0.78          $     .86
                                                                 =========          =========          =========          =========


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

                               ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

-----------------------------------------------------------------------------------------------------------------
                                              FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                             June 30,             June 30,           June 30,            June 30,
                                                 1999                 1998               1999              1998
-----------------------------------------------------------------------------------------------------------------
NET SALES:

Converted Products Segment                  $ 265,888           $ 263,341           $ 776,570           $ 791,928
Paperboard Segment                            113,968             111,828             324,705             351,882
Intersegment Eliminations                     (50,227)            (55,091)           (148,685)           (179,403)
-----------------------------------------------------------------------------------------------------------------
TOTAL                                       $ 329,629           $ 320,078           $ 952,590           $ 964,407
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Converted Products Segment                  $  12,052           $  14,068           $  42,245           $  35,508
Paperboard Segment                             16,269              18,237              40,745              54,539
Corporate Expense                              (1,703)             (2,191)             (6,109)             (6,354)
Interest Expense                               (7,528)             (8,651)            (23,622)            (26,546)
Interest and Other Income                          85                 682                 300                 860
Minority Interest in Income of
       Consolidated Subsidiary                 (1,634)             (1,533)             (4,563)             (3,928)
-----------------------------------------------------------------------------------------------------------------
TOTAL                                       $  17,541           $  20,612           $  48,996           $  54,079
-----------------------------------------------------------------------------------------------------------------
Paperboard Shipped (in tons)                  283,794             266,141             812,716             834,972
-----------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers)
Net sales for the quarter ended June 30,1999 increased 3.0% to $329.6 million from $320.1 million for the quarter ended June 30, 1998. Net sales for the nine months ended June 30, 1999 decreased 1.2% to $952.6 million from $964.4 million for the nine months ended June 30, 1998. The increase in net sales for the quarter ended June 30, 1999 resulted from increases in both selling price and volume. The decrease in net sales for the nine months ended June 30, 1999 resulted from volume and selling price decreases during the first half of the year.

Net Sales  (Aggregate) - Converted Products Segment

                            First             Second         Third       Nine Months          Fourth         Fiscal
  (In Millions)           Quarter            Quarter       Quarter        Ended 6/30         Quarter           Year
-------------------------------------------------------------------------------------------------------------------
  1998                     $260.6             $268.0        $263.3            $791.9          $271.8       $1,063.7
  1999                      255.9              254.8         265.9             776.6              --             --
-------------------------------------------------------------------------------------------------------------------

Net sales of converted products before intersegment eliminations for the quarter ended June 30, 1999 increased 1.0% to $265.9 million from $263.3 million for the quarter ended June 30, 1998. Net sales of converted products before intersegment eliminations for the nine months ended June 30, 1999 decreased 1.9% to $776.6 million from $791.9 million for the nine months ended June 30, 1998. The increase in net sales for the quarter ended June 30, 1999 was primarily the result of increased sales to small and medium size national customers. The decrease in net sales for the nine months ended June 30, 1999 was primarily the result of volume decreases during the first half of the year in folding cartons, partitions and laminated paperboard products offset somewhat by higher volumes in corrugated containers and displays. The volume decreases were partially attributable to lower sales to two large national customers. The Company currently believes that the impact of lower volumes with these large national customers will be offset by the award of new business from other customers. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Net Sales  (Aggregate) - Paperboard Segment

                              First         Second         Third        Nine Months          Fourth          Fiscal
  (In Millions)             Quarter        Quarter       Quarter         Ended 6/30         Quarter            Year
-------------------------------------------------------------------------------------------------------------------
  1998                       $121.4         $118.7        $111.8             $351.9          $109.2          $461.1
  1999                        107.1          103.6         114.0              324.7              --              --
-------------------------------------------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 1999 increased 2.0% to $114.0 million from $111.8 million for the quarter ended June 30, 1998. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 1999 decreased 7.7% to $324.7 million from $351.9 million for the nine months ended June 30, 1998. The increase for the quarter ended June 30, 1999 was due to increased shipments to external customers of boxboard and medium. The decrease for the nine months ended June 30, 1999 was the result of volume and price decreases reflecting weakness in the markets for boxboard and lower demand in the Company's converting businesses during the first half of the year. In addition, the volume decreases for the year were partially attributable to lower volume during the first half of the year with two large national customers within the converted products segment discussed above. The Company currently believes that the impact of lower volumes with these large national customers will be offset by the award of new business from converted products customers and from sales of boxboard to other converters. However, there can be no assurance regarding the amount or timing of any such awards. See Segment and Market Information.

Cost of Goods Sold
Cost of goods sold for the quarter ended June 30, 1999 increased 3.5% to $239.3 million from $231.3 million for the quarter ended June 30, 1998. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 1999 increased to 72.6% from 72.3% for the quarter ended June 30, 1998. The increase in cost of goods sold as a percentage of net sales for the quarter ended June 30, 1999 was attributable to higher average recovered paper costs as a percentage of net sales. Cost of goods sold for the nine months ended June 30, 1999 decreased 2.5% to $691.7 million from $709.1 million for the nine months ended June 30, 1998. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 1999 decreased to 72.6% from 73.5% for the nine months ended June 30, 1998. The decrease in cost of goods sold as a percentage of net sales for the nine months ended June 30, 1999 resulted from lower average recovered paper, energy and workers compensation expenses and increased manufacturing efficiencies, which were offset somewhat by increases in health insurance costs.

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

Since some of the Company's competitors principally use the FIFO method, the following supplemental data is presented to illustrate the comparative effect of LIFO and FIFO accounting on the Company's results of operations. Cost of goods sold determined under the LIFO method was $0.5 million higher and the same as it would have been under the FIFO method in the quarters ended June 30, 1999 and 1998. Cost of goods sold determined under the LIFO method was $1.0 million lower than it would have been and $1.8 million higher than it would have been under the FIFO method for the nine months ended June 30, 1999 and 1998, respectively. Net income was $0.3 million lower and the same as it would have been under the FIFO method in the quarters ended June 30, 1999 and 1998. Net income was $0.6 million higher than it would have been and $1.1 million lower than it would have been under the FIFO method for the nine months ended June 30, 1999 and 1998, respectively. These supplemental FIFO earnings reflect the after tax effect of LIFO each year.

Gross Profit

                                First          Second         Third       Nine Months        Fourth          Fiscal
  (% of Net Sales)            Quarter         Quarter       Quarter        Ended 6/30       Quarter            Year
-------------------------------------------------------------------------------------------------------------------
  1998                        25.8%            25.8%         27.7%           26.5%           26.8%            26.5%
  1999                        27.7%            27.0%         27.4%           27.4%             --               --
-------------------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended June 30, 1999 increased 1.7% to $90.3 million from $88.8 million for the quarter ended June 30, 1998. Gross profit for the nine months ended June 30, 1999 increased 2.2% to $260.9 million from $255.3 million for the nine months ended June 30, 1998. Gross profit as a percentage of net sales decreased to 27.4% for the quarter ended June 30, 1999 from 27.7% for the quarter ended June 30, 1998. Gross profit as a percentage of net sales increased to 27.4% for the nine months ended June 30, 1999 from 26.5% for the nine months ended June 30, 1998. See Cost of Goods Sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended June 30, 1999 increased 3.7% to $60.9 million from $58.7 million for the quarter ended June 30, 1998. Selling, general and administrative expenses for the nine months ended June 30, 1999 increased 3.7% to $178.1 million from $171.7 million for the nine months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 1999 increased to 18.5% from 18.3% for the quarter ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales for the nine months ended June 30, 1999 increased to 18.7% from 17.8% for the nine months ended June 30, 1998. The increase in these expenses as a percentage of net sales resulted from increased incentive compensation expenses and shipping costs.

Plant Closing and Other Costs
During the fourth quarter of fiscal 1998, the Company began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, the Company notified approximately 40 people of their termination and recorded $2.0 million and $0.5 million of costs related to these terminations during fiscal 1998 and the third quarter of fiscal 1999, respectively. As of June 30, 1999, the Company had a remaining liability of $1.5 million, substantially all of which will be paid in fiscal 1999, related to these terminations. The Company made payments of $0.2 million and $1.0 million during the quarter and nine months ended June 30, 1999, respectively.

Also, during the third fiscal quarter and nine months ended June 30, 1999 the Company expensed an additional $2.3 million and $5.4 million, respectively, of plant closing and other costs, which comprise the items discussed below. Included in these initiatives are the closure of a folding carton plant in Taylorsville, North Carolina and a laminated converted products operation in Otsego, Michigan. In connection with these closings, the Company incurred charges of $1.5 million and $4.6 million during the quarter and nine months ended June 30, 1999, respectively, which consisted primarily of employee termination, equipment relocation and related expenses. The cost of employee terminations is generally accrued at the time of notification to the employees. Certain other costs, such as moving and relocation costs, are expensed as incurred. During the third quarter of fiscal 1999, the Company announced its intent to close its Jersey City uncoated papermill serving the Company's bookcover converting operations. The Company charged an additional $0.8 million during the quarter ended June 30, 1999, primarily for termination and related expenses.

With respect to all plant closures, the Company has a remaining liability of $2.3 million at June 30, 1999. In addition, the Company made payments of $1.2 million and $3.7 million during the quarter and nine months ended June 30, 1999, respectively. The Company plans to consolidate these businesses into other existing facilities. The Company expects to incur an additional $0.1 million of costs during fiscal 1999 in connection with these plant closings and other cost reduction initiatives, principally for costs of equipment and personnel relocation, which will be expensed as incurred.

Segment Operating Income

Operating Income - Converted Products Segment

                                             Net Sales         Operating
(In Millions, except Percentages)          (Aggregate)            Income      Return on Sales
---------------------------------------------------------------------------------------------

First Quarter                               $  260.6            $   9.6               3.7%
Second Quarter                                 268.0               11.8               4.4
Third Quarter                                  263.3               14.1               5.4
                                               -----               ----               ---
Nine Months Ended 6/30                         791.9               35.5               4.5
Fourth Quarter                                 271.8               17.7               6.5
---------------------------------------------------------------------------------------------
Fiscal 1998                                 $1,063.7            $  53.2               5.0%
---------------------------------------------------------------------------------------------

FIRST QUARTER                               $  255.9            $  13.9               5.4%
SECOND QUARTER                                 254.8               16.3               6.4
THIRD QUARTER                                  265.9               12.0               4.5
                                               -----               ----               ---
NINE MONTHS ENDED 6/30                         776.6               42.2               5.4
FOURTH QUARTER                                    --                 --                --
---------------------------------------------------------------------------------------------
FISCAL 1999                                       --                 --                --
---------------------------------------------------------------------------------------------

Operating income attributable to the converted products segment for the quarter ended June 30, 1999 decreased 14.9% to $12.0 million from $14.1 million for the quarter ended June 30, 1998. Operating income attributable to the converted products segment for the nine months ended June 30, 1999 increased 18.9% to $42.2 million from $35.5 million for the nine months ended June 30, 1998. Excluding $2.8 million of plant closing and other related costs, operating income attributable to the converted products segment for the quarter ended June 30, 1999 increased 5.0% to $14.8 million from $14.1 million for the quarter ended June 30, 1998. Excluding $5.9 million of plant closing and other related costs, operating income attributable to the converted products segment for the nine months ended June 30, 1999 increased 35.5% to $48.1 million from $35.5 million for the nine months ended June 30, 1998. Excluding $2.8 million of plant closing and other related costs, operating margin for the quarter ended June 30, 1999 was 5.6% compared to 5.4% for the quarter ended June 30, 1998. Excluding $5.9 million of plant closing and other related costs, operating margin for the nine months ended June 30, 1999 was 6.2% compared to 4.5% for the nine months ended June 30, 1998. The increase in operating margin, excluding plant closing and other related costs, was the result of increased manufacturing efficiencies and generally lower raw material costs which were partially offset by reduced volumes in some product categories.

Operating Income - Paperboard Segment

                                                                                                                           Weighted
                                                                          Boxboard    Average          Medium   Average     Average
                              Net Sales      Operating                        Tons   Boxboard            Tons    Medium   Recovered
                             (Aggregate)        Income      Return         Shipped      Price         Shipped     Price  Paper Cost
                           (In Millions)  (In Millions)    On Sales  (In Thousands)  (Per Ton)  (In Thousands) (Per Ton)  (Per Ton)
-----------------------------------------------------------------------------------------------------------------------------------

  First Quarter                  $121.4        $ 18.0        14.8%       242.0      $  420         45.0        $  330       $   70
  Second Quarter                  118.7          18.3        15.4        236.2         420         45.6           347           68

  Third Quarter                   111.8          18.3        16.4        225.3         417         40.8           338           59
                                 ------        ------      ------       ------                   ------
  Nine Months Ended 6/30          351.9          54.6        15.5        703.5         419        131.4           338           66
  Fourth Quarter                  109.2          14.8        13.6        220.0         414         43.9           318           58
-----------------------------------------------------------------------------------------------------------------------------------
  Fiscal 1998                    $461.1        $ 69.4        15.1%       923.5      $  418        175.3        $  332       $   64
-----------------------------------------------------------------------------------------------------------------------------------

  FIRST QUARTER                  $107.1        $ 13.4        12.5%       221.7      $  403         45.2        $  288       $   53
  SECOND QUARTER                  103.6          11.1        10.7        218.5         399         43.5           328           52
  THIRD QUARTER                   114.0          16.3        14.3        238.5         398         45.3           340           58
                                 ------        ------      ------       ------                   ------
  NINE MONTHS ENDED 6/30          324.7          40.8        12.6        678.7         400        134.0           319           54
  FOURTH QUARTER                     --            --          --           --          --           --            --           --
-----------------------------------------------------------------------------------------------------------------------------------
  FISCAL 1999                        --            --          --           --          --           --            --           --
-----------------------------------------------------------------------------------------------------------------------------------

Operating income attributable to the paperboard segment for the quarter ended June 30, 1999 decreased 10.9% to $16.3 million from $18.3 million for the quarter ended June 30, 1998. Operating income attributable to the paperboard segment for the nine months ended June 30, 1999 decreased 25.3% to $40.8 million from $54.6 million for the nine months ended June 30, 1998. Operating margin for the quarter ended June 30, 1999 was 14.3% compared to 16.4% for the quarter ended June 30, 1998. Operating margin for the nine months ended June 30, 1999 was 12.6% compared to 15.5% for the nine months ended June 30, 1998. The decrease in operating margin for the quarter ended June 30,

1999 was primarily the result of lower selling prices, which were partially offset by an increase in volumes. The decrease in operating margin for the nine months ended June 30, 1999 was primarily the result of lower selling prices and volumes, which was partially offset by lower average recovered paper costs.

Interest Expense
Interest expense for the quarter ended June 30, 1999 decreased to $7.5 million from $8.7 million for the quarter ended June 30, 1998. Interest expense for the nine months ended June 30, 1999 decreased to $23.6 million from $26.5 million for the nine months ended June 30, 1998. The decrease was primarily due to a decrease in the average outstanding borrowings and lower interest rates.

Provision for Income Taxes
Provision for income taxes decreased to $7.6 million for the quarter ended June 30, 1999 from $8.8 million for the quarter ended June 30, 1998. Provision for income taxes decreased to $21.5 million for the nine months ended June 30, 1999 from $23.8 million for the nine months ended June 30, 1998. The Company's effective tax rate increased to 43.4% for the quarter ended June 30, 1999 compared to 42.8% for the quarter ended June 30, 1998. The Company's effective tax rate decreased to 43.9% for the nine months ended June 30, 1999 compared to 44.0% for the nine months ended June 30, 1998. The increase in the effective tax rate for the quarter ended June 30, 1999 was due to a decrease in net income without a corresponding decrease in the level of permanent differences. Differences between the Company's effective tax rates and statutory rates are primarily the result of the amortization of goodwill related to the Waldorf acquisition which is non-deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share
Net income for the quarter ended June 30, 1999 decreased 16.1% to $9.9 million from $11.8 million for the quarter ended June 30, 1998. Net income for the nine months ended June 30, 1999 decreased 9.2% to $27.5 million from $30.3 million for the nine months ended June 30, 1998. Net income as a percentage of net sales decreased to 3.0% for the quarter ended June 30, 1999 from 3.7% for the quarter ended June 30, 1998. Net income as a percentage of net sales decreased to 2.9% for the nine months ended June 30, 1999 from 3.1% for the nine months ended June 30, 1998. Earnings per common and common equivalent share for the quarter ended June 30, 1999 decreased 17.6% to $0.28 from $0.34 for the quarter ended June 30, 1998. Earnings per common and common equivalent share for the nine months ended June 30, 1999 decreased 9.3% to $0.78 from $0.86 for the nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures
The Company has funded its working capital requirements and capital expenditures (including acquisitions) from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. The Company maintains a revolving credit facility under which it has aggregate borrowing availability of $450.0 million. At June 30, 1999, the Company had $367.0 million outstanding under its revolving credit facility. The revolving credit facility terminates in 2002. Cash and cash equivalents, $3.1 million at June 30, 1999, decreased from $5.8 million at September 30, 1998.

Net cash provided by operating activities for the nine months ended June 30, 1999 was $80.0 million compared to $86.2 million for the nine months ended June 30, 1998. This decrease was primarily the result of increases in net current operating asset requirements. Net cash used for financing activities aggregated $17.1 million for the nine months ended June 30, 1999 and consisted primarily of repayments under the revolving credit facility, repayments of long-term debt and dividend payments. Net cash used for financing activities aggregated $23.0 million for the nine months ended June 30, 1998 and consisted primarily of net repayments of long-term debt and dividend payments. Net cash used for investing activities was $66.0 million for the nine months ended June 30, 1999 compared to $58.9 million for the nine months ended June 30, 1998 and consisted primarily of capital expenditures for the nine months ended June 30, 1999 and 1998.

Capital expenditures for the nine months ended June 30, 1999 aggregated $66.9 million and were used primarily for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions. The Company estimates that its capital expenditures will aggregate approximately $18.1 million for the remainder of fiscal 1999. These expenditures will be used for the purchase and upgrading of certain machinery and equipment in essentially all of the Company's divisions and building expansions and improvements in one of the Company's divisions.

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

The Company expects to have substantially completed all phases of its Year 2000 program by September 30, 1999, which will leave three months for additional internal testing and troubleshooting prior to 2000. The Company has essentially completed the assessment stage relating to IT and non-IT systems. With respect to IT systems that are known to have required remediation, approximately 90% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant, and with respect to non-IT systems that are known to have required remediation, approximately 85% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant. Based on the results of the Company's Year 2000 program, the Company will develop contingency plans as necessary.

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

The Company has also begun a program to assess the Year 2000 readiness of its suppliers. This program has involved identifying suppliers that are critical to the Company's operations as well as suppliers that would be hard to replace and conducting a survey of such suppliers to begin assessing their Year 2000 readiness. Based upon the results of this assessment, the Company will develop contingency plans as deemed necessary. The Company cannot reasonably estimate the magnitude of the impact on the Company of the Year 2000 problems that may be experienced by any of the Company's suppliers; however, the impact of any such problems could have a material adverse effect on the Company's results of operations, financial condition and cash flow. Further, the Company does not propose to assess the Year 2000 problems, if any, of its customers. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company anticipates potential material fluctuations in the demand for its products.

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

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT and non-IT systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. To date, the Company has spent approximately $3.0 million in connection with the Year 2000 program and expects to spend an additional $2.0 million to $4.0 million to complete the program. There can be no assurance that the cost of the Company's Year 2000 program will not materially exceed expectations.

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


                                     ROCK-TENN COMPANY
                                        (Registrant)




Date     August 11, 1999       By:   /s/  DAVID C. NICHOLSON
     ---------------------          ------------------------------------
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
