Form 10-K
period 1999-09-30
ROCK TENN CO
filed 1999-12-22
CIK 230498

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

(MARK ONE)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                   OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO__________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 3, 1999 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $338 million.

     As of December 3, 1999, the registrant had 23,517,652 and 11,549,090 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference in Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2000 are incorporated by reference in Parts III and IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                               ROCK-TENN COMPANY

                                                                          PAGE
                                                                        REFERENCE
                                                                        ---------
                                     PART I
Item 1.   Business....................................................          3
Item 2.   Properties..................................................          7
Item 3.   Legal Proceedings...........................................          7
Item 4.   Submission of Matters to a Vote of Securityholders..........          8
Item X.   Executive Officers of the Registrant........................          8

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................         11
Item 6.   Selected Financial Data.....................................         11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................         11
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................         11
Item 8.   Financial Statements and Supplementary Data.................         11
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................         11

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........         12
Item 11.  Executive Compensation......................................         12
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................         12
Item 13.  Certain Relationships and Related Transactions..............         12

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................         13

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, "we", "us", "our" or "Rock-Tenn" refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as RTS. RTS is a venture owned 65% by us. We conduct our partition products business through RTS.

GENERAL

     Founded in 1936 as a folding carton manufacturer, we are a leading converter of recycled and virgin paperboard and a leading manufacturer of recycled clay-coated and uncoated paperboard. We also produce corrugating medium. We believe that we are the third largest manufacturer of folding cartons in North America, the largest U.S. producer of laminated paperboard products for the cover board and furniture markets and the largest producer of solid fiber partitions in North America. We operate 54 converting operations, 10 paperboard mills and 14 recycling centers. These facilities are located in 25 states, Canada, Mexico and Chile.

     We have historically expanded our business through the acquisition of other related businesses. Recent acquisitions include the following:

     - On January 21, 1997, we acquired the parent of Waldorf Corporation, a manufacturer of folding cartons, 100% recycled paperboard and corrugating medium.

     - On June 9 1997, we acquired Rite Paper Products, Inc., a manufacturer of laminated paperboard components primarily for the ready-to-assemble furniture industry.

     - On July 9, 1997, we acquired The Davey Company, a manufacturer of recycled cover board used by the book publishing industry.

PRODUCTS

     We report our results of operations in three industry segments:

     - packaging products,

     - paperboard and

     - laminated paperboard products, plastic packaging and recycled fiber.

     These three segments consist of eight operating divisions.

  PACKAGING PRODUCTS

     We primarily manufacture three lines of packaging products:

     - folding cartons,

     - solid fiber partitions and

     - corrugated packaging and display products.

     Folding Cartons. We believe that we are the third largest producer of folding cartons in North America. Customers use our folding cartons to package frozen, dry and perishable food items, paper goods, hardware products, textile, automotive, apparel and other products. We manufacture folding cartons from recycled or virgin paperboard, which we print, coat, die-cut and glue in accordance with customer specifications. We then ship finished cartons to customers' plants for packaging and sealing. We operate 21 folding carton plants and one distribution facility. Sales of folding cartons to unaffiliated customers accounted for 42.9%, 45.3% and 49.1% of our net sales in fiscal 1999, 1998 and 1997, respectively.

     Partition Products. We believe that we are the largest manufacturer of solid fiber partitions in North America, which we market principally to glass container manufacturers. We manufacture fiber partitions from 100% recycled uncoated paperboard. Our solid fiber partitions come in varying thicknesses to meet different structural requirements for high speed casing, uncasing and filling lines due to their precision die-cut construction. We focus on developing high quality, value-added partition products for specific applications to meet customers' packaging needs. We operate 13 solid fiber partition plants. Sales of fiber partition products to unaffiliated customers accounted for 10.2%, 10.6% and 9.3% of our net sales in fiscal 1999, 1998 and 1997, respectively.

     Corrugated Packaging and Display Products. We manufacture corrugated packages, point-of-purchase displays and corrugated sheet stock in a range of flute configurations and structural designs. We market corrugated packages and corrugated sheet stock products primarily in the Southeastern U.S. To make corrugated products, we simultaneously feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We market corrugated sheets to box manufacturers or convert it into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We operate 11 corrugated packaging and display products plants. Sales of our corrugated packaging and display products to unaffiliated customers accounted for 13.5%, 10.3% and 10.4% of our net sales in fiscal 1999, 1998 and 1997, respectively.

  PAPERBOARD

     We produce three paperboard products:

     - 100% recycled clay-coated paperboard,

     - 100% recycled uncoated paperboard and

     - 100% recycled corrugating medium.

     We are the second largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard). We market our recycled clay coated and uncoated paperboard to manufacturers of folding cartons, solid fiber partitions, laminated paperboard products and other paperboard products. We also manufacture recycled corrugating medium, which we market to corrugated sheet manufacturers. We operate ten paperboard mills, including one that produces both recycled clay-coated paperboard and corrugating medium. Sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 16.7%, 15.8% and 13.4% of our net sales in fiscal 1999, 1998 and 1997, respectively.

  LAMINATED PAPERBOARD, PLASTIC PACKAGING AND RECYCLED FIBER

     We manufacture laminated paperboard and plastic packaging products and collect recovered paper.

     Laminated Paperboard Products. We believe we are the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and that customers recognize our expertise in laminating recycled paperboard. We convert uncoated paperboard into specialty laminated paperboard products for use in book covers and binders, furniture, automotive components and other industrial products. We operate seven laminated paperboard products plants. Sales of laminated paperboard products to unaffiliated customers accounted for 11.1%, 12.5% and 11.6% of our net sales in fiscal 1999, 1998 and 1997, respectively.

     Plastic Packaging Products. We manufacture thermoformed plastic converted products and extruded plastic roll stock for sale to the food service, industrial products, consumer products, healthcare and food processors markets. We use contact heat and radiant heat thermoforming equipment to manufacture thermoformed products from plastic roll stock in a wide range of thicknesses, expanding the range of product applications. We also operate extruders to manufacture plastic roll stock in a wide range of colors. We use virgin and recycled plastic resin purchased from third parties in the extrusion process, including high impact polystyrene, high density polyethylene, polypropylene, polyethylene terephthalate (PET) and K resin blends.

     Recycled Fiber. We operate 14 paper recovery facilities that collect paper from a number of sources including factories, commercial printers, office buildings, retail stores and paper converters as well as from other wastepaper collectors. After sorting and baling, we transfer collected paper to our paperboard mills for processing or sell it principally to other U.S. manufacturers of recycled paperboard. Several of our paper recovery facilities are located near our paperboard mills. This helps minimize freight costs and provides an additional source of supply of high quality recovered paper for our operations, which is the principal raw material used to produce recycled paperboard.

SALES AND MARKETING

     In fiscal 1999, we sold:

     - packaging products to approximately 5,000 customers,

     - paperboard to approximately 700 customers and

     - laminated paperboard, plastic packaging and recycled fiber to approximately 2,400 customers.

     None of our customers accounted for more than 5% of our net sales in fiscal 1999. We generally manufacture our products pursuant to customers' orders. Some of our products are marketed to key customers. The loss of any key customer could have an adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have strong relationships with our customers.

     Each of our product lines is marketed through its own sales force. Each sales force maintains direct sales relationships with customers. We also market several product lines, including folding cartons and book covers, through independent sales representatives and independent distributors, respectively. Sales personnel are supervised by regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. We pay our paperboard and laminated paperboard products sales personnel a base salary, and we generally pay our packaging products sales personnel a base salary plus commission. We pay our independent sales representatives on a commission basis.

COMPETITION

     The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated container markets, we compete with a significant number of national and regional packaging suppliers. In the fiber partitions, corrugated displays, thermoformed plastic products and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. In the paperboard segment, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. Our paperboard also competes with virgin paperboard.

     The primary competitive factors in the packaging products and paperboard industries are price, design, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors. However, to the extent any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

     The packaging products and recycled paperboard industries have undergone significant consolidation in recent years. We believe that current trends within these industries will result in further consolidation. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all of the customers' packaging needs. In addition, during recent years, purchasers of recycled paperboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, favor our products depending on our competitive position in specific product lines.

GOVERNMENTAL REGULATION

  HEALTH AND SAFETY REGULATIONS

     Our operations are subject to Federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act and regulations promulgated thereunder. This Act, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the work place. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present we have properly contained this asbestos or we have implemented comprehensive operations and maintenance plans for those facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

  ENVIRONMENTAL REGULATION

     We are subject to various Federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act, which we refer to as CERCLA, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

     We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows.

     We estimate that we will spend $1.0 to $3.0 million for capital expenditures during fiscal year 2000 in connection with matters relating to environmental compliance. In addition, we may choose to modify or replace the coal fired boilers at two of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements will cost approximately $9.0 million.

     We have been identified as a potentially responsible party, which we refer to as a PRP, at nine "superfund" sites pursuant to CERCLA or comparable state statutes. No remediation costs or allocations have been determined with respect to such sites other than costs that were not material to us. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we believe that any liability we may have at any site will not have a material adverse effect on our results of operations, financial condition or cash flows.

     On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality, which we refer to as MDEQ, in which the MDEQ alleges that we are in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility's wastewater discharge permit at one of our Michigan facilities. The letter alleges that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. MDEQ further alleges that we are liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River site. The letter requests that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have agreed to enter into an administrative consent order pursuant to which improvements will be made to the facility's wastewater treatment system and we will pay a $75,000 fine for the alleged violations. We have also agreed to pay an additional $30,000 for past and future oversight costs incurred by the State of Michigan. We will pay this additional amount in three equal payments over the next three years. The cost of making upgrades to the process waste systems and wastewater treatment systems is estimated to be approximately $1,000,000. Nothing contained in the order will constitute an admission of liability or any factual finding, allegation or legal conclusion on our part. The order is expected to be completed during the second quarter of fiscal 2000.

EMPLOYEES

     At September 30, 1999, we had 8,330 employees. Of these employees, 6,384 were hourly and 1,946 were salaried. Approximately 3,331 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years, and management believes that our relations with our employees are good.

ITEM 2.  PROPERTIES

     The following table shows information about our paperboard mills:

                                      FISCAL 1999
                                      PRODUCTION
                                       CAPACITY
          LOCATION OF MILL             (IN TONS)            PAPERBOARD PRODUCED
------------------------------------  -----------   ------------------------------------
St. Paul, MN*.......................    185,000     Recycled corrugating medium
Battle Creek, MI....................    130,000     Clay-coated recycled paperboard
Dallas, TX..........................    160,000     Clay-coated and uncoated recycled
                                                      paperboard
Lynchburg, VA.......................    140,000     Uncoated recycled paperboard
St. Paul, MN*.......................    165,000     Clay-coated recycled paperboard
Chattanooga, TN.....................    120,000     Uncoated recycled paperboard
Otsego, MI..........................     90,000     Uncoated recycled paperboard
Sheldon Springs, VT (Missisquoi          84,000     Clay-coated recycled paperboard
  Mill).............................
Eaton, IN...........................     60,000     Uncoated recycled paperboard
Cincinnati, OH......................     53,000     Uncoated recycled paperboard
Stroudsburg, PA.....................     51,000     Clay-coated recycled paperboard

---------------

* Comprises one paperboard mill.

     In addition to our paperboard mills set forth above, we also operate 54 converting operations and 14 recycling centers in 25 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada, Mexico and Chile. Of our facilities, we own 69 and lease nine. Our principal executive offices, which we own, are located in Norcross, Georgia. We believe that our existing production capacity is adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows. For additional information regarding litigation to which we are a party, which is incorporated by reference into this item, see "Item 1 -- Business -- Environmental Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of our company are as follows:

                NAME                   AGE                      POSITION HELD
-------------------------------------  ---   ----------------------------------------------------
James A. Rubright....................  52    Vice-Chairman of the Board and Chief Executive
                                               Officer
Jay Shuster..........................  45    President, Chief Operating Officer and Director
Edward E. Bowns......................  56    Executive Vice President and General Manager of
                                             Industrial Products Group*
David E. Dreibelbis..................  47    Executive Vice President and General Manager of the
                                             Mill Group*
David C. Nicholson...................  45    Senior Vice President, Chief Financial Officer and
                                             Secretary
Russell M. Currey....................  38    Senior Vice President of Marketing and Planning
Vincent D'Amelio.....................  48    Executive Vice President and General Manager of the
                                               Plastic Packaging Division
Paul England.........................  44    Executive Vice President and General Manager of the
                                               Uncoated Paperboard Division
Steve Flanagan.......................  45    Executive Vice President and General Manager of the
                                               Recycled Fiber Division
Nicholas G. George...................  49    Executive Vice President and General Manager of the
                                               Folding Carton Division
James K. Hansen......................  61    Executive Vice President and General Manager of the
                                               Coated Paperboard Division
John H. Morrison.....................  56    Executive Vice President and General Manager of the
                                               Corrugated Packaging and Display Division
John D. Skelton II...................  45    Executive Vice President and General Manager of
                                               Laminated Paperboard Products Division
Richard E. Steed.....................  48    President and Chief Executive Officer of RTS

---------------

* The Mill Group consists of the Recycled Fiber, Uncoated Paperboard and Coated Paperboard Divisions and the Industrial Products Group consists of the Laminated Paperboard Products, Plastic Packaging and Corrugated Packaging and Display Divisions and RTS.

     James A. Rubright, has served as chief executive officer since October 1999 and vice-chairman of the board since September 1999. Prior to joining our company, Mr. Rubright served as executive vice president of Sonat, Inc. with responsibility for Sonat's interstate natural gas pipeline group since May 1997 and energy service businesses since May 1998. Mr. Rubright joined Sonat, Inc. as general counsel in February 1994 and served as senior vice president, general counsel and chief accounting officer from May 1995 to May 1997.

     Jay Shuster has served as president since October 1995, chief operating officer since June 1991 and as director since January 1992. Mr. Shuster served as an executive vice president from June 1991 to October 1995. From January 1989 until June 1991, Mr. Shuster was executive vice president and general manager of our consumer packaging group. Mr. Shuster served as executive vice president and general manager of our folding carton division from December 1986 until January 1989. Mr. Shuster joined our company in May 1979.

     Edward E. Bowns has served as executive vice president and general manager of our industrial products group since November 1990. From February 1986 until November 1990, Mr. Bowns served as executive vice president and general manager of our partition division. Mr. Bowns joined our company in October 1980.

     David E. Dreibelbis has served as executive vice president and general manager of our mill group since September 1992. From July 1985 until September 1992, Mr. Dreibelbis was executive vice president and general manager of our recycled fiber division. Mr. Dreibelbis joined our company in April 1979.

     David C. Nicholson has served as senior vice president since September 1994 and as chief financial officer and secretary since December 1986. Mr. Nicholson served as vice president from December 1986 to September 1994. Mr. Nicholson joined our company in November 1983 and has served in various other capacities, including treasurer, from December 1986 until January 1988, controller and director of mergers and acquisitions.

     Russell M. Currey has served as senior vice president of marketing and planning since December 1994. Mr. Currey served as executive vice president and general manager of our recycled fiber division from September 1992 until December 1994. From February 1990 until September 1992, Mr. Currey served as manager of strategic development for our mill group. From July 1986 until February 1990, he was general manager of one of our recycled fiber plants. Mr. Currey joined our company in July 1983. Mr. Currey is the son of Bradley Currey, Jr. and is the nephew of Robert B. Currey, both of whom are directors of our company.

     Vincent D'Amelio has served as executive vice president and general manager of our plastic packaging division since July 1998. From 1994 until July 1998, he was vice president of manufacturing for our plastic packaging division. Mr. D'Amelio joined our company in 1994.

     Paul England has served as executive vice president and general manager of our uncoated paperboard division since September 1997. Mr. England served as executive vice president and general manager of our recycled fiber division from September 1994 until September 1997. From September 1989 to September 1994, Mr. England served in various capacities, including general manager of one of our paperboard mills. Mr. England joined our company in September 1989.

     Steve Flanagan has served as executive vice president and general manager of our recycled fiber division since July 1998. From 1983 until 1995, he was general manager of one of our recycled fiber plants. From 1995 until July 1998, Mr. Flanagan served as regional manager, southwest region, for our recycled fiber division. Mr. Flanagan joined our company in 1983.

     Nicholas G. George has served as executive vice president and general manager of our folding carton division since June 1991. Mr. George was vice president and general sales manager of our folding carton division, from January 1991 until June 1991. Mr. George was vice president of folding sales, western area, from July 1986 until January 1991. Mr. George joined our company in May 1980.

     James K. Hansen has served as executive vice president and general manager of our coated paperboard division since September 1997. Mr. Hansen served as executive vice president and general manager of our mill division from May 1990 until September 1997. From 1984 until May 1990, he was general manager of one of our paperboard mills. Mr. Hansen joined our company in April 1979.

     John H. Morrison has served as executive vice president and general manager of our corrugated packaging and display division since March 1986. From 1967 until March 1986, Mr. Morrison was employed by Union Camp Corporation, serving in various capacities, including general manager of a corrugated manufacturing plant.

     John D. Skelton, II has served as executive vice president and general manager of our laminated paperboard products division since July 1998. From December 1991 until July 1998, he served as executive vice president and general manager of our plastic packaging division. From January 1991 until December 1991, he served as vice president of folding carton sales, western area. From 1981 until 1991, Mr. Skelton served as general manager of several of our plants. Mr. Skelton joined our company in July 1976.

     Richard E. Steed has served as the president and chief executive officer of RTS since September 1997. From December 1991 until September 1997, Mr. Steed served as executive vice president and general manager of our partition division. From December 1986 until December 1991, Mr. Steed served as executive vice president and general manager of our plastic packaging division. Mr. Steed joined our company in December 1975.

     All our executive officers are elected annually by and serve at the discretion of either the board of directors, the chairman of the board or the president. Mr. Steed is elected annually and serves at the discretion of the managing board of RTS.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The dividend and market price information under the heading "Financial and Operating Highlights" on page 1, and the shareholder information under the heading "Shareholder Information -- Common Stock" on page 48 of the Annual Report to Shareholders for the year ended September 30, 1999 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information under the heading "Five Year Selected Financial and Operating Highlights" for the years ended September 30, 1995 through 1999 on page 18 of the Annual Report to Shareholders for the year ended September 30, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 through 29 of the Annual Report to Shareholders for the year ended September 30, 1999 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Market Risk Sensitive Instruments and Positions" on pages 25 through 26 of the Annual Report to Shareholders for the year ended September 30, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of our company and our subsidiaries included in the Annual Report to Shareholders for the year ended September 30, 1999 are incorporated herein by reference:

          Consolidated Statements of Income for the years ended September 30, 1999, 1998 and 1997.

          Consolidated Balance Sheets as of September 30, 1999 and 1998.

          Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

          The information in Note 12, "Financial Results by Quarter (Unaudited)" for the years ended September 30, 1999 and 1998 on page 45 of the Annual Report to Shareholders for the year ended September 30, 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2003," "Incumbent Directors -- Term Expiring 2002" and "Incumbent Directors -- Term Expiring 2001" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2000 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2000 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table" and "Pension Plan Table" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2000 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of our company and our consolidated subsidiaries and the Report of the Independent Auditors, included in our Annual Report to Shareholders for the year ended September 30, 1999 are incorporated by reference in Part II, Item 8:

          Consolidated Statements of Income for the years ended September 30, 1999, 1998 and 1997.

          Consolidated Balance Sheets as of September 30, 1999 and 1998.

          Consolidated Statements of Shareholders' Equity for the years ended
            September 30, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended
            September 30, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

          No Current Reports on Form 8-K have been filed in the last quarter of the fiscal year ended September 30, 1999

2. FINANCIAL STATEMENT SCHEDULE OF ROCK-TENN COMPANY.

     The following financial statement schedule is included in Part IV of this report:

          Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted because they are not applicable or not required.

3. EXHIBITS.

EXHIBIT
NUMBER
-------
 2.1       --  Stock Purchase Agreement, dated January 21, 1997 between
               Rock-Tenn Company and the Shareholders of Wabash Corporation
               (incorporated by reference to the Registrant's Current
               Report on Form 8-K/A dated January 21, 1997).
 3.1       --  Restated and Amended Articles of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312).
 3.2       --  Articles of Amendment to the Registrant's Restated and
               Amended Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1995, Commission File
               No. 0-23340).
 3.3       --  Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1, File No. 33-73312).
 4.1       --  Credit Agreement dated January 21, 1997 by and among
               Rock-Tenn Company, SunTrust Bank, Atlanta and the other
               banks and lending institutions party to such Credit
               Agreement from time to time (incorporated by reference to
               Exhibit 4.1 to the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 1997, Commission File No.
               0-23340).
 4.2       --  First Amendment to Credit Agreement dated February 20, 1997, by and among Rock-Tenn Company, SunTrust Bank, Atlanta, in its capacity as a Lender, and SunTrust Bank, Atlanta, in its capacity as agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form
               10-K for the year ended September 30, 1997, Commission File
               No. 0-23340).

EXHIBIT
NUMBER
-------
 4.3       --  Second Amendment to Credit Agreement dated June 6, 1997 by and among Rock-Tenn Company, the Lenders under the Credit
               Agreement and SunTrust Bank, Atlanta (incorporated by
               reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997,
               Commission File No. 0-23340).
 4.4       --  Agreement to Provide Other Debt Instruments.
10.1       --  Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312).
10.2       --  Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312).
10.3       --  Rock-Tenn Company 1993 Employee Stock Option Plan
               (incorporated by reference to Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312).
10.4       --  Rock-Tenn Company Key Employee Incentive Bonus Plan as
               amended on October 27, 1994 (incorporated by reference to
               Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 1994, Commission File No.
               0-23340).
10.5       --  Rock-Tenn Company Supplemental Executive Retirement Plan
               Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form
               10-K for the year ended September 30, 1994, Commission File
               No. 0-23340).
10.6       --  Joint Venture Agreement, dated September 5, 1997 between
               Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
               Products Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1997).
10.7       --  Contribution Agreement, dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company and RTS
               Packaging, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year
               ended September 30, 1997).
10.8       --  Amended and Restated Operating Agreement of RTS Packaging,
               LLC, dated as of September 5, 1997 between Rock-Tenn
               Partition Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1997).
10.9       --  Consulting Agreement, dated January 21, 1997, between Eugene
               U. Frey and the Company (incorporated by reference to
               Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 1997).
  12       --  Statement re: Computation of Ratio of Earnings to Fixed
               Charges.
  13       --  Annual Report to Shareholders submitted herewith but not
               "filed," except for those portions expressly incorporated by reference herein.
  21       --  Subsidiaries of the Registrant.
  23       --  Report and Consent of Ernst & Young LLP.
  27       --  Financial Data Schedule.(for SEC use only)
99.1       --  Audited Financial Statements for the Rock-Tenn Company 1993
               Employee Stock Purchase Plan for the years ended September
               30, 1999, 1998 and 1997.
99.2       --  Cautionary Statement relative to Forward-Looking Statements.

(B) REPORTS ON FORM 8-K

     Not applicable.

(C) SEE ITEM 14(A)(3) AND SEPARATE EXHIBIT INDEX ATTACHED HERETO.

(D) NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROCK-TENN COMPANY

Dated: December 22, 1999                  By:    /s/ DAVID C. NICHOLSON
                                            ------------------------------------
                                                     David C. Nicholson
                                                Senior Vice President, Chief
                                              Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 SIGNATURE                                  TITLE                       DATE
--------------------------------------------  ----------------------------------  -----------------

           /s/ JAMES A. RUBRIGHT              Director, Vice-Chairman of the      December 22, 1999
--------------------------------------------  Board and Chief Executive Officer
             James A. Rubright                (Principal Executive Officer)

           /s/ DAVID C. NICHOLSON             Senior Vice President, Chief        December 22, 1999
--------------------------------------------  Financial Officer and Secretary
             David C. Nicholson               (Principal Financial and
                                              Accounting Officer)

          /s/ STEPHEN G. ANDERSON             Director                            December 22, 1999
--------------------------------------------
            Stephen G. Anderson

             /s/ J. HYATT BROWN               Director                            December 22, 1999
--------------------------------------------
               J. Hyatt Brown

        /s/ MARY LOUISE BROWN JEWELL          Director                            December 22, 1999
--------------------------------------------
          Mary Louise Brown Jewell

            /s/ ROBERT B. CURREY              Director                            December 22, 1999
--------------------------------------------
              Robert B. Currey

              /s/ A.D. FRAZIER                Director                            December 22, 1999
--------------------------------------------
                A.D. Frazier

             /s/ EUGENE U. FREY               Director                            December 22, 1999
--------------------------------------------
               Eugene U. Frey

      /s/ LAWRENCE L. GELLERSTEDT, III        Director                            December 22, 1999
--------------------------------------------
        Lawrence L. Gellerstedt, III

            /s/ JOHN D. HOPKINS               Director                            December 22, 1999
--------------------------------------------
              John D. Hopkins

                 SIGNATURE                                  TITLE                       DATE
--------------------------------------------  ----------------------------------  -----------------

            /s/ JAMES W. JOHNSON              Director                            December 22, 1999
--------------------------------------------
              James W. Johnson

            /s/ RANDOLPH SEXTON               Director                            December 22, 1999
--------------------------------------------
              Randolph Sexton

              /s/ JAY SHUSTER                 Director                            December 22, 1999
--------------------------------------------
                Jay Shuster

            /s/ JOHN W. SPIEGEL               Director                            December 22, 1999
--------------------------------------------
              John W. Spiegel

          /s/ BRADLEY CURREY, JR.             Director                            December 22, 1999
--------------------------------------------
            Bradley Currey, Jr.

                               INDEX TO EXHIBITS

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                          -----------------------                     ----------
   2.1     --  Stock Purchase Agreement, dated January 21, 1997 between
               Rock-Tenn Company and the Shareholders of Wabash Corporation
               (incorporated by reference to the Registrant's Current
               Report on Form 8-K/A dated January 21, 1997)
   3.1     --  Restated and Amended Articles of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312)
   3.2     --  Articles of Amendment to the Registrant's Restated and
               Amended Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1995, Commission File
               No. 0-23340)
   3.3     --  Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1, File No. 33-73312)
   4.1     --  Credit Agreement dated January 21, 1997, by and among
               Rock-Tenn Company, SunTrust Bank, Atlanta and the other
               banks and lending institutions party to such Credit
               Agreement from time to time (incorporated by reference to
               Exhibit 4.1 to the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 1997, Commission File No.
               0-23340)
   4.2     --  First Amendment to Credit Agreement dated February 20, 1997, by and among Rock-Tenn Company, SunTrust Bank, Atlanta, in its capacity as a Lender, and SunTrust Bank, Atlanta, in its capacity as agent for the Lenders (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form
               10-K for the year ended September 30, 1997, Commission File
               No. 0-23340)
   4.3     --  Second Amendment to Credit Agreement dated June 6, 1997, by and among Rock-Tenn Company, the Lenders under the Credit
               Agreement and SunTrust Bank, Atlanta (incorporated by
               reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997,
               Commission File No. 0-23340)
   4.4     --  Agreement to Provide Other Debt Instruments                       20
  10.1     --  Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312)
  10.2     --  Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312)
  10.3     --  Rock-Tenn Company 1993 Employee Stock Option Plan
               (incorporated by reference to Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312)
  10.4     --  Rock-Tenn Company Key Employee Incentive Bonus Plan as
               amended on October 27, 1994 (incorporated by reference to
               Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 1994, Commission File No.
               0-23340)
  10.5     --  Rock-Tenn Company Supplemental Executive Retirement Plan
               Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form
               10-K for the year ended September 30, 1994, Commission File
               No. 0-23340)

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                          -----------------------                     ----------
  10.6     --  Joint Venture Agreement, dated September 5, 1997 between
               Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
               Products Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1997)
  10.7     --  Contribution Agreement, dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company and RTS
               Packaging, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year
               ended September 30, 1997)
  10.8     --  Amended and Restated Operating Agreement of RTS Packaging,
               LLC, dated as of September 5, 1997 between Rock-Tenn
               Partition Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1997)
  10.9     --  Consulting Agreement, dated January 21, 1997, between Eugene
               U. Frey and the Company (incorporated by reference to
               Exhibit 10.11 to the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 1997)
  12       --  Statements re: Computation of Ratio of Earnings to Fixed
               Charges                                                           21
  13       --  Annual Report to Shareholders submitted herewith but not
               "filed," except for those portions expressly incorporated by reference herein
  21       --  Subsidiaries of the Registrant                                    22
  23       --  Report and Consent of Ernst & Young LLP                           23
  27       --  Financial Data Schedule, (for SEC use only)
  99.1     --  Financial Statements for the Rock-Tenn Company 1993 Employee
               Stock Purchase Plan for the years ended September 30, 1997,
               1996 and 1995                                                     24
  99.2     --  Cautionary Statement relative to Forward-Looking Statements       30

                                                                     SCHEDULE II

                               ROCK-TENN COMPANY

                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                         CHARGED TO
                                            BALANCE AT     COSTS                              BALANCE AT
                                            BEGINNING       AND                                 END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     OTHER     DEDUCTIONS     PERIOD
------------------------------------------  ----------   ----------    ------    ----------   ----------
Year ended September 30, 1999
  Allowance for Doubtful Accounts,
     Returns..............................    $3,817      $11,417          --     $11,624       $3,610
  Reserve for Facility Closures and
     Consolidation........................     3,884        3,050(3)       --       4,220        2,714
Year ended September 30, 1998:
  Allowance for Doubtful Accounts,
     Returns..............................     3,632       10,088          --       9,903        3,817
  Reserve for Facility Closures and
     Consolidation........................     5,615        1,903(3)       --       3,634        3,884
Year ended September 30, 1997:
  Allowance for Doubtful Accounts,
     Returns..............................     3,094       12,454         589(1)   12,505        3,632
  Reserve for Facility Closures and
     Consolidation........................     1,176        1,090(3)    7,711(2)    4,362        5,615

---------------

(1) This reserve was recorded in connection with Waldorf acquisition.
(2) This reserve was recorded in connection with Waldorf and Davey acquisitions and the formation of RTS Packaging, LLC
(3) This reserve was recorded in connection with plant closings and employee terminations, net of reversals of $377, $247 and $300 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

     The prior year amounts have been changed to conform to the current year presentation.