Form 10-Q
period 1999-12-31
ROCK TENN CO
filed 2000-02-14
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended DECEMBER 31, 1999

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                        Outstanding as of February 14, 2000
 -----------------------------------         -----------------------------------
 Class A Common Stock, .01 par value                     23,200,950
 Class B Common Stock, .01 par value                     11,563,992

================================================================================

                                ROCK-TENN COMPANY

                                      INDEX

                                                                                                        Page No.


PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income for the three months
                    ended December 31, 1999 and 1998                                                       1

                  Condensed Consolidated Balance Sheets at December 31, 1999 and
                    September 30, 1999                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the three months
                    ended December 31, 1999 and 1998                                                       3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              7

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              15

PART II.          OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                        16

                  Index to Exhibits                                                                       18


                         PART I: FINANCIAL INFORMATION

PART 1. FINANCIAL STATEMENTS (UNAUDITED)



                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended
                                                            December 31,    December 31,
                                                                    1999            1998
----------------------------------------------------------------------------------------
Net sales                                                   $    345,861    $    310,795

Cost of goods sold                                               255,471         223,969
                                                            ------------    ------------

Gross profit                                                      90,390          86,826

Selling, general and administrative expenses                      61,063          57,098

Amortization of goodwill                                           2,356           2,350

Plant closing and other costs                                      2,474           2,053
                                                            ------------    ------------

Income from operations                                            24,497          25,325

Interest income and other income                                     105             111

Interest expense                                                  (7,994)         (8,314)

Minority interest in income of consolidated subsidiary            (1,161)         (1,441)
                                                            ------------    ------------

Income before income taxes                                        15,447          15,681

Provision for income taxes                                         6,837           6,923
                                                            ------------    ------------

Net income                                                  $      8,610    $      8,758
                                                            ============    ============

Weighted average number of common and
   common equivalent shares outstanding                           35,391          34,975
                                                            ------------    ------------

Basic earnings per share                                    $       0.25    $       0.25
                                                            ============    ============

Diluted earnings per share                                  $       0.24    $       0.25
                                                            ============    ============

Cash dividends per share                                    $      0.075    $      0.075
                                                            ============    ============





                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 December 31,     September 30,
                                                                                        1999               1999
---------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $      5,619      $      4,538
   Accounts receivable (net of allowances of
     $2,857 and $3,610)                                                               130,807           139,034
   Inventories                                                                        105,181            94,501
   Other current assets                                                                 5,916             5,308
                                                                                 ------------      ------------
       TOTAL CURRENT ASSETS                                                           247,523           243,381

Property, plant and equipment, at cost:
   Land and buildings                                                                 196,338           194,903
   Machinery and equipment                                                            827,995           805,537
   Transportation equipment                                                            14,613            14,738
   Leasehold improvements                                                               7,251             7,242
                                                                                 ------------      ------------
                                                                                    1,046,197         1,022,420
   Less accumulated depreciation and amortization                                    (445,994)         (429,681)
                                                                                 ------------      ------------
   Net property, plant and equipment                                                  600,203           592,739
Goodwill, net                                                                         306,041           308,283
Other assets                                                                           19,897            17,067
                                                                                 ------------      ------------
                                                                                 $  1,173,664      $  1,161,470
                                                                                 ============      ============
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $     58,532      $     66,271
   Accrued compensation and benefits                                                   29,024            36,977
   Current maturities of long-term debt                                                42,186            41,435
   Other current liabilities                                                           25,745            24,227
                                                                                 ------------      ------------
       TOTAL CURRENT LIABILITIES                                                      155,487           168,910

Long-term debt due after one year                                                     475,688           457,410
Deferred income taxes                                                                  86,636            85,631
Other long-term items                                                                  17,743            17,355
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at December 31 and September 30                                    --                --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     23,399,020 and 23,411,395 outstanding at December 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,545,922 and 11,546,187 outstanding
     at December 31 and September 30, respectively                                        350               350
   Capital in excess of par value                                                     132,635           132,048
   Retained earnings                                                                  307,934           303,287
   Accumulated other comprehensive income                                              (2,809)           (3,521)
                                                                                 ------------      ------------
       TOTAL SHAREHOLDERS' EQUITY                                                     438,110           432,164
                                                                                 ------------      ------------
                                                                                 $  1,173,664      $  1,161,470
                                                                                 ============      ============


                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Three Months Ended
                                                                                   December 31,   December 31,
                                                                                           1999           1998
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                      $      8,610   $      8,758

   Items in income not affecting cash:
     Depreciation and amortization                                                       19,075         17,995
     Deferred income taxes                                                                1,005          1,022
     Gain on disposal of plant and equipment and other, net                                (433)          (203)
     Minority interest in income of consolidated subsidiary                               1,161          1,441

   Change in operating assets and liabilities:
     Accounts receivable                                                                  8,472         16,086
     Inventories                                                                        (10,471)        (3,753)
     Other assets                                                                          (222)        (1,174)
     Accounts payable                                                                    (7,794)        12,398
     Accrued liabilities                                                                 (6,551)        (5,382)
                                                                                   ------------   ------------
                                                                                        (16,566)        18,175
                                                                                   ------------   ------------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                 12,852         47,188

FINANCING ACTIVITIES:
   Net additions (repayments) to revolving credit facilities                             13,000        (16,000)
   Additions to long term-debt                                                            6,110             --
   Repayments of long-term debt                                                             (81)        (5,128)
   Debt issuance costs                                                                     (345)            --
   Sales of common stock                                                                  1,051            810
   Purchases of common stock                                                             (1,797)            --
   Cash dividends paid to shareholders                                                   (2,630)        (2,602)
   Distribution to minority interest                                                       (875)          (875)
                                                                                   ------------   ------------

   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                      14,433        (23,795)

INVESTING ACTIVITIES:
   Capital expenditures                                                                 (23,590)       (21,245)
   Proceeds from sale of property, plant and equipment                                      774            411
   Increase in unexpended industrial revenue bond proceeds                               (3,247)            --
                                                                                   ------------   ------------

   CASH USED FOR INVESTING ACTIVITIES                                                   (26,063)       (20,834)

Effect of exchange rate changes on cash                                                    (141)           222
                                                                                   ------------   ------------

Increase in cash and cash equivalents                                                     1,081          2,781
Cash and cash equivalents at beginning of period                                          4,538          5,769
                                                                                   ------------   ------------
Cash and cash equivalents at end of period                                         $      5,619   $      8,550
                                                                                   ============   ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                                 $      2,327   $      4,577
     Interest (net of amounts capitalized)                                                7,034          6,069




                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month periods ended December 31, 1999 and 1998, the Company's financial position at December 31, 1999 and September 30, 1999, and the cash flows for the three month periods ended December 31, 1999 and 1998.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

The results for the three months ended December 31, 1999 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  ACCOUNTING POLICIES

The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. The Company includes in operations amounts received or paid when the underlying transaction settles. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Company uses interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of its outstanding debt and to limit the Company's exposure to rising interest rates. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. The cost of purchasing interest rate caps are amortized to interest expense ratably during the life of the agreement. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of terminated swap agreements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

The Company uses forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to its receivables denominated in Canadian dollars. The forward contracts are settled monthly and resulting gains or losses are recognized at the time of settlement.

The Company uses commodity swap agreements to limit the Company's exposure to falling sales prices and rising raw material costs for a portion of its recycled corrugating medium business. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

NOTE 3.  COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 1999 and 1998 was $9.3 million and $9.1 million, respectively. The difference between total comprehensive income and net income was foreign currency translation adjustments.

NOTE 4.  USE OF ESTIMATES

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

NOTE 5.  INVENTORIES

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

Inventories at December 31, 1999 and September 30, 1999 were as follows (in thousands):


                                                             December 31,    September 30,
                                                                    1999             1999
                                                             ------------    ------------

         Finished goods and work in process                  $     72,117    $     67,934
         Raw materials                                             44,298          37,029
         Supplies                                                  12,036          11,608
                                                             ------------    ------------
         Inventories at first-in, first-out (FIFO) cost           128,451         116,571
         LIFO reserve                                             (23,270)        (22,070)
                                                             ------------    ------------
         Net inventories                                     $    105,181    $     94,501
                                                             ============    ============




NOTE 6.  NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS 133 is required to be adopted in fiscal 2001. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

NOTE 7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                   Three Months Ended
                                                                               December 31,    December 31,
                                                                                      1999            1998
-----------------------------------------------------------------------------------------------------------
Numerator:
       Net income                                                              $      8,610    $      8,758

Denominator:
       Denominator for basic earnings per share - weighted average shares            35,026          34,580
       Effect of dilutive stock options                                                 365             395
                                                                               ------------    ------------
       Denominator for diluted earnings per share - weighted
             average shares and assumed conversions                                  35,391          34,975
                                                                               ============    ============

Basic earnings per share                                                       $       0.25    $       0.25
                                                                               ============    ============

Diluted earnings per share                                                     $       0.24    $       0.25
                                                                               ============    ============


NOTE 8.  SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):


                                                                                Three Months Ended
                                                                           December 31,    December 31,
                                                                                  1999            1998
-------------------------------------------------------------------------------------------------------
Net sales (aggregate):
   Packaging Products                                                      $    228,912    $    209,572
   Paperboard                                                                   115,885         101,181
   Laminated Paperboard, Plastic Packaging and Recycled Fiber                    70,093          59,495
-------------------------------------------------------------------------------------------------------
Total                                                                      $    414,890    $    370,248
=======================================================================================================
Less net sales (intersegment):
   Packaging Products                                                      $        353    $        146
   Paperboard                                                                    54,792          52,139
   Laminated Paperboard, Plastic Packaging and Recycled Fiber                    13,884           7,168
-------------------------------------------------------------------------------------------------------
Total                                                                      $     69,029    $     59,453
=======================================================================================================
Net sales (unaffiliated customers):
   Packaging Products                                                      $    228,559    $    209,426
   Paperboard                                                                    61,093          49,042
   Laminated Paperboard, Plastic Packaging and Recycled Fiber                    56,209          52,327
-------------------------------------------------------------------------------------------------------
Total                                                                      $    345,861    $    310,795
=======================================================================================================
Segment income:
   Packaging Products                                                      $     11,171    $     13,901
   Paperboard                                                                    13,679          13,560
   Laminated Paperboard, Plastic Packaging and Recycled Fiber                     3,205             136
 ------------------------------------------------------------------------------------------------------
                                                                                 28,055          27,597
LIFO and intercompany profit                                                     (1,200)            800
Plant closing and other costs                                                    (2,474)         (2,053)
Other non-allocated expenses                                                        116          (1,019)
Minority interest in income of consolidated subsidiary                           (1,161)         (1,441)
Interest expense                                                                 (7,994)         (8,314)
Interest and other income                                                           105             111
-------------------------------------------------------------------------------------------------------
Income before income taxes                                                 $     15,447    $     15,681
-------------------------------------------------------------------------------------------------------

                                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 1999 which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

SEGMENT AND MARKET INFORMATION

We report our results in three industry segments: packaging products, paperboard and a segment combining the results of our laminated paperboard products division, plastic packaging division and recycled fiber division.

The packaging products segment consists of facilities that produce folding cartons, solid fiber partitions, corrugated containers and corrugated displays. We compete with a significant number of national, regional and local packaging suppliers. During fiscal 1999, we sold packaging products to approximately 5,000 customers with no customer accounting for more than 5% of our net sales. We sell packaging products to several large national customers with sales to an individual customer ranging as high as $55 million during fiscal 1999. The majority of our packaging products sales are to smaller national and regional customers that annually purchase less than $10 million of packaging products from the Company. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and uncoated paperboard, which we refer to as boxboard, and corrugating medium, which we refer to as medium. In the paperboard segment, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. During fiscal 1999, we sold paperboard to approximately 700 customers. A significant percentage of our sales of boxboard are made to our packaging products segment and laminated paperboard products division. Our paperboard segment's sales volumes may therefore be directly impacted by changes in demand for the Company's packaging and laminated paperboard products.

The laminated paperboard, plastic packaging and recycled fiber segment consists of facilities that produce laminated paperboard products and thermoformed plastic products and that collect recovered paper. In our laminated paperboard products and thermoformed plastic products divisions, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 1999, we sold laminated paperboard, plastic packaging and recycled fiber to approximately 2,400 customers.

The following table shows certain operating data for our three industry segments. Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance at the plant level. These items are reported as non-allocated expenses. These include adjustments to record inventory on the last-in, first-out, or "LIFO", method compared to the first-in, first-out, "FIFO", method, elimination of intercompany profit, plant closing and related expenses and certain corporate expenses.

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


========================================================================================
                                                             FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                   1999            1998
----------------------------------------------------------------------------------------
NET SALES:

Packaging Products Segment                                  $    228,912    $    209,572
Paperboard Segment                                               115,885         101,181
Laminated Paperboard, Plastic Packaging and
   Recycled Fiber Segment                                         70,093          59,495
Intersegment Eliminations                                        (69,029)        (59,453)
----------------------------------------------------------------------------------------
TOTAL                                                            345,861         310,795
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Packaging Products Segment                                        11,171          13,901
Paperboard Segment                                                13,679          13,560
Laminated Paperboard, Plastic Packaging and
   Recycled Fiber Segment                                          3,205             136
----------------------------------------------------------------------------------------
Segment Income Before Income Taxes                                28,055          27,597

LIFO and Intercompany Profit                                      (1,200)            800
Plant Closing and Other Costs                                     (2,474)         (2,053)
Other Non-Allocated Expenses                                         116          (1,019)
Interest Expense                                                  (7,994)         (8,314)
Interest and Other Income                                            105             111
Minority Interest in Income of Consolidated Subsidiary            (1,161)         (1,441)
----------------------------------------------------------------------------------------
TOTAL                                                       $     15,447    $     15,681
========================================================================================
Paperboard shipped (in tons)                                     284,931         266,904
========================================================================================


RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)

Net sales for the quarter ended December 31, 1999 increased 11.3% to $345.9 million from $310.8 million for the quarter ended December 31, 1998. Net sales increased primarily as a result of firmer market conditions in our paperboard and folding carton businesses and continuing growth in our corrugated packaging and display division.

Net Sales (Aggregate) - Packaging Products Segment


(In Millions)     First Quarter      Second Quarter       Third Quarter       Fourth Quarter       Fiscal Year
---------------------------------------------------------------------------------------------------------------
1999                     $209.6              $208.0              $217.3               $237.1            $872.0
2000                     $228.9                 ---                 ---                  ---               ---
---------------------------------------------------------------------------------------------------------------

Net sales of packaging products before intersegment eliminations for the quarter ended December 31, 1999 increased 9.2% to $228.9 million from $209.6 million for the quarter ended December 31, 1998. The increase for the quarter ended December 31, 1999 was primarily a result of firmer market conditions in our folding carton business generally and increases in volume and selling prices in our corrugated packaging and display division. The increase was offset in part by continued difficult market condition in our web offset folding carton plants.

Net Sales (Aggregate) - Paperboard Segment


(In Millions)     First Quarter      Second Quarter       Third Quarter       Fourth Quarter       Fiscal Year
---------------------------------------------------------------------------------------------------------------
1999                     $101.2              $ 98.2              $107.7               $112.8            $419.9
2000                     $115.9                 ---                 ---                  ---               ---
---------------------------------------------------------------------------------------------------------------


Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 1999 increased 14.5% to $115.9 million from $101.2 million for the quarter ended December 31, 1998. The increase for the quarter ended December 31, 1999 was the result of higher volumes and selling prices.

Net Sales (Aggregate) - Laminated Paperboard, Plastic Packaging and Recycled Fiber Segment


(In Millions)     First Quarter      Second Quarter       Third Quarter       Fourth Quarter       Fiscal Year
---------------------------------------------------------------------------------------------------------------
1999                      $59.5               $60.5               $64.9                $74.0            $258.9
2000                      $70.1                 ---                 ---                  ---               ---
---------------------------------------------------------------------------------------------------------------


Net sales within this segment before intersegment eliminations for the quarter ended December 31, 1999 increased 17.8% to $70.1 million from $59.5 million for the quarter ended December 31, 1998. The increase resulted from higher volumes in the plastic packaging division and increased selling prices in the plastic packaging and recycled fiber divisions.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 1999 increased 14.1% to $255.5 million from $224.0 million for the quarter ended December 31, 1998. Cost of goods sold as a percentage of net sales for the quarter ended December 31, 1999 increased to 73.9% from 72.1% for the quarter ended December 31, 1998. The increase in cost of goods sold resulted from higher raw material costs and operational inefficiencies at several plants attributable in part to start-ups of significant items of new business.

Substantially all of our U.S. inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in, first-out (FIFO) inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite. Our quarterly results of operations reflect LIFO estimates based on management's projection of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.


                                            Three months ended December 31,
                                            1999                                        1998
                       ----------------------------------              ----------------------------------------
(In Millions)            LIFO                     FIFO                    LIFO                     FIFO
---------------------------------------------------------------------------------------------------------------
Cost of goods sold       $255.5                   $254.3                  $224.0                   $224.8
Net income                  8.6                      9.3                     8.8                      8.3
---------------------------------------------------------------------------------------------------------------

Gross Profit


(% of Net Sales)     First Quarter   Second Quarter     Third Quarter       Fourth Quarter      Fiscal Year
---------------------------------------------------------------------------------------------------------------
1999                          27.9%            27.1%             27.5%               27.3%            27.4%
2000                          26.1%              ---               ---                 ---              ---
---------------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended December 31, 1999 increased 4.1% to $90.4 million from $86.8 million for the quarter ended December 31, 1998. Gross profit as a percentage of net sales was 26.1% and 27.9% for the quarters ended December 31, 1999 and 1998. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended December 31, 1999 increased 7.0% to $61.1 million from $57.1 million for the quarter ended December 31, 1998. Selling, general and administrative expenses as a percentage of net sales for the quarter ended December 31, 1999 decreased to 17.7% from 18.4% for the quarter ended December 31, 1998. The decrease in these expenses as a percentage of net sales resulted primarily from volume growth which did not require a corresponding increase in selling, general and administrative expenses.

Plant Closing and Other Costs

During the first quarter of fiscal 2000, we announced the closing of our Lynchburg, Virginia laminated paperboard products plant. The closing resulted in the termination of approximately 115 employees. Severance, equipment relocation and other one-time operational costs in connection with this closing are expected to reduce net income by approximately $5.5 million during fiscal 2000. We incurred charges of approximately $2.6 million, including payments of approximately $1.3 million, for severance, equipment relocation and other one-time operational costs, during the first quarter of fiscal 2000 related to this closing. We had a remaining liability of approximately $1.3 million for the charges incurred through December 31, 1999.

During fiscal 1999, we closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving our coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, we made severance and other payments of $0.3 million and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2000. We had a nominal remaining liability at December 31, 1999. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, we began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, we terminated approximately 40 employees. We made severance and other payments of approximately $0.2 million during the quarter ended December 31, 1999 related to these terminations. The remaining liability at December 31, 1999 is $1.0 million, which is expected to be paid over the next two years.

Segment Operating Income.

Operating Income - Packaging Products Segment

                                    Net Sales                 Operating
(In Millions, except Percentages)  (Aggregate)                   Income            Return on Sales
--------------------------------------------------------------------------------------------------
First Quarter                       $ 209.6                     $  13.9                       6.6%
Second Quarter                        208.0                        14.0                       6.7
Third Quarter                         217.3                        13.7                       6.3
Fourth Quarter                        237.1                        19.1                       8.1
--------------------------------------------------------------------------------------------------
Fiscal 1999                         $ 872.0                     $  60.7                       7.0%
==================================================================================================

FIRST QUARTER                       $ 228.9                     $  11.2                       4.9%
SECOND QUARTER                           --                          --                        --
THIRD QUARTER                            --                          --                        --
FOURTH QUARTER                           --                          --                        --
--------------------------------------------------------------------------------------------------
FISCAL 2000                              --                          --                        --
==================================================================================================



Operating income attributable to the packaging products segment for the quarter ended December 31, 1999 decreased 19.4% to $11.2 million from $13.9 million for the quarter ended December 31, 1998. Operating margin for the quarter ended December 31, 1999 was 4.9% compared to 6.6% for the quarter ended December 31, 1998. The decrease in operating margin was the result of losses in our web offset folding carton plants where volumes and margins were insufficient to generate positive margins, higher raw material costs in our folding carton division that were not fully passed on to customers during the quarter and operational problems attributable in part to start ups of new business, partially offset by higher income in our corrugated packaging and display division. During the next several months, we intend to review our folding carton operations with a view towards taking action to improve productivity and operating efficiencies.

Operating Income - Paperboard Segment


                                                                                                                          Weighted
                                                                                                                           Average
                                                                    Boxboard     Average           Medium     Average    Recovered
                        Net Sales     Operating                         Tons    Boxboard             Tons      Medium        Paper
                       (Aggregate)       Income     Return           Shipped       Price          Shipped       Price         Cost
                     (In Millions) (In Millions)  on Sales     (In Thousands)   (Per Ton)   (In Thousands)   (Per Ton)    (Per Ton)
-----------------------------------------------------------------------------------------------------------------------------------
First Quarter         $    101.2     $     13.6         13.4%         221.7     $      403           45.2    $      288  $       53
Second Quarter              98.2           10.7         10.9          218.5            399           43.5           328          52
Third Quarter              107.7           15.3         14.2          238.5            398           45.3           340          58
Fourth Quarter             112.8           12.7         11.3          242.5            406           44.7           388          76
-----------------------------------------------------------------------------------------------------------------------------------
Fiscal 1999           $    419.9     $     52.3         12.5%         921.2     $      401          178.7    $      336  $       60
===================================================================================================================================


FIRST QUARTER         $    115.9     $     13.7         11.8%         242.6     $      420           42.4    $      386   $      83
SECOND QUARTER                --             --           --             --             --             --            --          --
THIRD QUARTER                 --             --           --             --             --             --            --          --
FOURTH QUARTER                --             --           --             --             --             --            --          --
-----------------------------------------------------------------------------------------------------------------------------------
FISCAL 2000                   --             --           --             --             --             --            --          --
===================================================================================================================================




Operating income attributable to the paperboard segment for the quarter ended December 31, 1999 increased 0.1% to $13.7 million from $13.6 million for the quarter ended December 31, 1998. Operating margin for the quarter ended December 31, 1999 was 11.8% compared to 13.4% for the quarter ended December 31, 1998. The decrease in operating margin was primarily the result of raw material cost increases that were not passed on to customers. We will begin implementing price increases during the second quarter of fiscal 2000 to attempt to recover the raw material cost increases. There can be no assurance that these price increases will fully recover raw material cost increases that we incur.

Operating Income - Laminated Paperboard, Plastic Packaging and Recycled Fiber
 Segment

                                    Net Sales                 Operating               Return on
(In Millions, except Percentages)  (Aggregate)                   Income                   Sales
------------------------------------------------------------------------------------------------------
First Quarter                       $ 59.5                      $  0.1                   0.2%
Second Quarter                        60.5                         1.5                   2.5
Third Quarter                         64.9                         1.7                   2.6
Fourth Quarter                        74.0                         3.6                   4.9
------------------------------------------------------------------------------------------------------
Fiscal 1999                         $258.9                      $  6.9                   2.7%
======================================================================================================
FIRST QUARTER                       $ 70.1                      $  3.2                   4.6%
SECOND QUARTER                          --                          --                    --
THIRD QUARTER                           --                          --                    --
FOURTH QUARTER                          --                          --                    --
------------------------------------------------------------------------------------------------------
FISCAL 2000                             --                          --                    --
======================================================================================================


Operating income attributable to this segment for the quarter ended December 31, 1999 was $3.2 million as compared to $0.1 million for the quarter ended December 31, 1998. Operating margin for the quarter ended December 31, 1999 increased to 4.6% from 0.2% for the quarter ended December 31, 1998. The increase in operating margin primarily resulted from higher margins in our recycled fiber division due to increases in selling prices.

Interest Expense

Interest expense for the quarter ended December 31, 1999 decreased to $8.0 million from $8.3 million for the quarter ended December 31, 1998. The decrease in interest expense for the quarter ended December 31, 1999 was primarily due to a decrease in the average outstanding borrowings.

Provision for Income Taxes

Provision for income taxes decreased to $6.8 million for the quarter ended December 31, 1999 from $6.9 million for the quarter ended December 31, 1998. The Company's effective tax rate increased to 44.3% for the quarter ended December 31, 1999 compared to 44.1% for the quarter ended December 31, 1998. Differences between our effective tax rate and statutory rates relate primarily to the amortization of goodwill which is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share

Net income for the quarter ended December 31, 1999 decreased 2.3% to $8.6 million from $8.8 million for the quarter ended December 31, 1999. Net income as a percentage of net sales decreased to 2.5% for the quarter ended December 31, 1999 from 2.8% for the quarter ended December 31, 1998. Earnings per common and common equivalent share for the quarters ended December 31, 1999 and 1998 was $0.24 and $0.25, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $450.0 million. At December 31, 1999, we had $375.0 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2002. Cash and cash equivalents, $5.6 million at December 31, 1999, increased from $4.5 million at September 30, 1999.

Net cash provided by operating activities decreased for the three months ended December 31, 1999 to $12.9 million from $47.2 million for the quarter ended December 31, 1998. During the quarter ended December 31, 1998, we allowed current liabilities to increase so that we could use our cash to pay down long-term debt and to take advantage of related discounted interest rates. Net cash provided by financing activities aggregated $14.4 million for the quarter ended December 31, 1999 and consisted primarily of additional borrowings under the revolving credit facility, partially offset by purchases of common stock and dividend payments. Net cash used for financing activities aggregated $23.8 million for the quarter ended December 31, 1998 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $26.1 million for the quarter ended December 31, 1999 compared to $20.8 million for the quarter ended December 31, 1998 and consisted primarily of capital expenditures for the quarters ended December 31, 1999 and December 31, 1998.

Capital expenditures during the quarter ended December 31, 1999 aggregated $23.6 million and were used primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $46.4 million for the remainder of fiscal 2000. These expenditures will be used for the purchase and upgrading of machinery and equipment in all of our divisions and for building expansions and improvements in one of our divisions.

We anticipate that we will be able to fund our capital expenditures, acquisitions, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments

We enter into a variety of derivative transactions. Generally, we designate at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitor each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. We include in operations amounts received or paid when the underlying transaction settles. We do not enter into or hold derivatives for trading or speculative purposes.

We use interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of our outstanding debt and to limit our exposure to rising interest rates. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. The cost of purchasing interest rate caps are amortized to interest expense ratably during the life of the agreement. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of terminated swap agreements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of the extinguishment.

We use forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. The forward contracts are settled monthly and resulting gains or losses are recognized at the time of settlement.

We use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs for a portion of our recycled corrugating medium business. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

YEAR 2000

We utilized both internal and external resources to evaluate the potential impact of the situation commonly referred to as the "Year 2000 problem". The Year 2000 problem, which was common to most businesses, concerned the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changed to 2000. We spent approximately $4.5 million identifying, evaluating and resolving our potential Year 2000 issues. No significant problems were incurred as a result of the year changing to 2000.

Our remaining potential exposure to the Year 2000 issue relates to Year 2000 problems that our suppliers might experience. If such problems exist with our suppliers, we would expect it would begin to affect us during the second quarter of fiscal 2000. We cannot reasonably estimate the magnitude of the impact on us of the Year 2000 problems, if any, that may be experienced by any of our suppliers; however, the impact of any such problems could have a material adverse effect on our results of operations, financial condition and cash flows.

FORWARD-LOOKING STATEMENTS

Statements herein regarding, among other things, estimated price increases and the estimated costs of closing the Lynchburg facility, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of estimated price increases and the estimated costs of closing the Lynchburg facility. These forward-looking statements are subject to certain risks including, among others, that the amount of price increases that will be accepted in the market has been overestimated. In addition, our performance in future periods is subject to other risks including, among others, decreases in demand for our products, increases in raw material costs, fluctuations in selling prices, the adverse actions of our customers, the adverse actions of our competitors and our suppliers and adverse changes in general market and industry conditions. We believe these estimates are reasonable; however, undue reliance should not be placed on such estimates which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


For a discussion of certain market risks related to the Company, See the "Market Risk Sensitive Instruments and Positions" section in the Management's Discussion and Analysis of Results of Operations and Financial Condition, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Other than the following, there have been no significant developments with respect to derivatives or exposure to market risk. On January 18, 2000, we terminated our interest rate swap agreement that had a $100 million notional amount and, as a result, received $2.2 million in cash. This amount will be amortized into interest expense over the original term of the agreement.

                           PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10 - Retention Agreement
         27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ROCK-TENN COMPANY
                                                  (Registrant)




Date:    February 14, 2000         By:      /s/ DAVID C. NICHOLSON
     -----------------------          -------------------------------------
                                      David C. Nicholson, Senior Vice-President,
                                         Chief Financial Officer, Secretary
                                       (Principal Financial Officer, Principal
                                             Accounting Officer and duly
                                               authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS

                                                                        Page No.
Exhibit 10        Retention Agreement
Exhibit 27        Financial Data Schedule (for SEC use only)