Form 10-Q
period 2000-03-31
ROCK TENN CO
filed 2000-05-10
CIK 230498

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000
                                                --------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


                Class                             Outstanding as of May 9, 2000
  -------------------------------------           -----------------------------
  Class A Common Stock, .01 par value                        23,276,155
  Class B Common Stock, .01 par value                        11,570,836


===============================================================================

                               ROCK-TENN COMPANY


                                     INDEX


                                                                                                        Page No.
                                                                                                        --------

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations for the three months
                    and six months ended March 31, 2000 and 1999                                           1

                  Condensed Consolidated Balance Sheets at March 31, 2000 and
                    September 30, 1999                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the six months
                    ended March 31, 2000 and 1999                                                          3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              9

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              18

PART II.          OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders                                     19

  Item 6.         Exhibits and Reports on Form 8-K                                                        20

                  Index to Exhibits                                                                       22

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                               ROCK-TENN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               Three Months Ended              Six Months Ended
                                                            March 31,      March 31,       March 31,     March 31,
                                                                 2000           1999            2000          1999
-------------------------------------------------------------------------------------------------------------------

Net sales                                                  $  368,918     $  312,166     $  714,779     $  622,961

Cost of goods sold                                            275,918        227,590        531,389        451,559
                                                           ----------     ----------     ----------     ----------

Gross profit                                                   93,000         84,576        183,390        171,402

Selling, general and administrative expenses                   65,011         56,201        126,074        113,299

Amortization of goodwill                                        2,357          2,352          4,713          4,702

Plant closing and other costs                                  52,725          1,085         55,199          3,138
                                                           ----------     ----------     ----------     ----------

(Loss) income from operations                                 (27,093)        24,938         (2,596)        50,263

Interest and other income                                          83            104            188            215

Interest expense                                               (8,465)        (7,780)       (16,459)       (16,094)

Minority interest in income of consolidated subsidiary         (1,274)        (1,488)        (2,435)        (2,929)
                                                           ----------     ----------     ----------     ----------

(Loss) income before income taxes                             (36,749)        15,774        (21,302)        31,455

Income tax (benefit) expense                                   (3,493)         6,968          3,344         13,891
                                                           ----------     ----------     ----------     ----------

Net (loss) income                                          $  (33,256)    $    8,806     $  (24,646)    $   17,564
                                                           ==========     ==========     ==========     ==========

Weighted average common
     shares outstanding-diluted                                34,797         35,245         34,912         35,133
                                                           ==========     ==========     ==========     ==========


Basic (loss) earnings per share                            $    (0.96)    $     0.25     $    (0.71)    $     0.51
                                                           ==========     ==========     ==========     ==========

Diluted (loss) earnings per share                          $    (0.96)    $     0.25     $    (0.71)    $     0.50
                                                           ==========     ==========     ==========     ==========

Cash dividends per common share                            $    0.075     $    0.075     $     0.15     $     0.15
                                                           ==========     ==========     ==========     ==========


                             See accompanying notes

                               ROCK-TENN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    March 31,    September 30,
                                                                                         2000             1999
--------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                        $      3,063   $      4,538
   Accounts receivable (net of allowances of
     $3,435 and $3,610)                                                                  145,257        139,034
   Inventories                                                                           101,626         94,501
   Other current assets                                                                    8,263          5,308
                                                                                    ------------   ------------
       TOTAL CURRENT ASSETS                                                              258,209        243,381

Property, plant and equipment, at cost:
   Land and buildings                                                                    197,796        194,903
   Machinery and equipment                                                               814,641        805,537
   Transportation equipment                                                               13,932         14,738
   Leasehold improvements                                                                  7,410          7,242
                                                                                    ------------   ------------
                                                                                       1,033,779      1,022,420
   Less accumulated depreciation and amortization                                       (450,727)      (429,681)
                                                                                    ------------   ------------
   Net property, plant and equipment                                                     583,052        592,739
Goodwill, net                                                                            278,227        308,283
Other assets                                                                              20,026         17,067
                                                                                    ------------   ------------
                                                                                    $  1,139,514   $  1,161,470
                                                                                    ============   ============

---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                 $     61,975   $     66,271
   Accrued compensation and benefits                                                      31,998         36,977
   Current maturities of long-term debt                                                  386,997         41,435
   Other current liabilities                                                              21,263         24,227
                                                                                    ------------   ------------
       TOTAL CURRENT LIABILITIES                                                         502,233        168,910

Long-term debt due after one year                                                        141,614        457,410
Deferred income taxes                                                                     76,439         85,631
Other long-term items                                                                     20,495         17,355
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at March 31 and September 30                                          --             --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     23,147,778 and 23,411,395 outstanding at March 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; 11,553,383 and 11,546,187 outstanding
     at March 31 and September 30, respectively                                              347            350
   Capital in excess of par value                                                        132,161        132,048
   Retained earnings                                                                     268,884        303,287
   Accumulated other comprehensive loss                                                   (2,659)        (3,521)
                                                                                    ------------   ------------
       TOTAL SHAREHOLDERS' EQUITY                                                        398,733        432,164
                                                                                    ------------   ------------
                                                                                    $  1,139,514   $  1,161,470
                                                                                    ============   ============


                             See accompanying notes

                               ROCK-TENN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Six Months Ended
                                                                                    March 31,       March 31,
                                                                                         2000            1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                                                                $  (24,646)    $   17,564

   Items in income not affecting cash:
     Depreciation and amortization                                                      38,453         36,173
     Deferred income taxes                                                              (9,192)         1,808
     Gain on disposal of property, plant and equipment                                    (473)          (271)
     Minority interest in income of consolidated subsidiary                              2,435          2,929
     Impairment loss and other non-cash charges                                         49,719             --

   Change in operating assets and liabilities:
     Accounts receivable                                                                (6,092)            20
     Inventories                                                                        (6,997)           485
     Other assets                                                                       (2,660)        (6,815)
     Accounts payable                                                                   (4,395)        11,470
     Accrued liabilities                                                                (6,676)       (11,771)
                                                                                    ----------     ----------
                                                                                       (26,820)        (6,611)
                                                                                    ----------     ----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                29,476         51,592

FINANCING ACTIVITIES:
   Net additions (repayments) to revolving credit facilities                            24,911         (2,954)
   Additions to long term-debt                                                           5,457             --
   Repayments of long-term debt                                                           (602)        (4,704)
   Debt issuance costs                                                                    (104)            --
   Sales of common stock                                                                 2,164          1,625
   Purchases of common stock                                                            (6,564)            --
   Cash dividends paid to shareholders                                                  (5,247)        (5,212)
   Distribution to minority interest                                                    (1,575)        (2,625)
                                                                                    ----------     ----------

   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     18,440        (13,870)

INVESTING ACTIVITIES:
   Capital expenditures                                                                (46,301)       (42,632)
   Proceeds from sale of property, plant and equipment                                     123            755
   Increase in unexpended industrial revenue bond proceeds                              (3,247)            --
                                                                                    ----------     ----------

   CASH USED FOR INVESTING ACTIVITIES                                                  (49,425)       (41,877)

Effect of exchange rate changes on cash                                                     34            386
                                                                                    ----------     ----------

Decrease in cash and cash equivalents                                                   (1,475)        (3,769)
Cash and cash equivalents at beginning of period                                         4,538          5,769
                                                                                    ----------     ----------
Cash and cash equivalents at end of period                                          $    3,063     $    2,000
                                                                                    ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                                  $   14,676     $   19,226
     Interest (net of amounts capitalized)                                              16,907         15,432


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and six month periods ended March 31, 2000 and 1999, the Company's financial position at March 31, 2000 and September 30, 1999, and the cash flows for the six month periods ended March 31, 2000 and 1999.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

The results for the three months and six months ended March 31, 2000 are not necessarily indicative of results that may be expected for the full year.

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

NOTE 3.  COMPREHENSIVE (LOSS) INCOME

Total comprehensive loss for the three and six months ended March 31, 2000 was $33.1 million and $23.8 million, respectively. Total comprehensive income for the three and six months ended March 31, 1999 was $9.7 million and $18.8 million, respectively. The difference between total comprehensive (loss) income and net (loss) income was foreign currency translation adjustments.

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

Inventories at March 31, 2000 and September 30, 1999 were as follows (in thousands):


                                                                March 31,     September 30,
                                                                     2000              1999
                                                                ---------     -------------


         Finished goods and work in process                  $     74,046       $    67,934
         Raw materials                                             40,866            37,029
         Supplies                                                  11,449            11,608
                                                              -----------        ----------
         Inventories at first-in, first-out (FIFO) cost           126,361           116,571
         LIFO reserve                                             (24,735)          (22,070)
                                                              -----------        ----------
         Net inventories                                      $   101,626       $    94,501
                                                              ===========       ===========

NOTE 6.  PLANT CLOSING AND OTHER COSTS

During the quarter ended March 31, 2000, the Company incurred losses in excess of expectations in its two folding carton plants that use web offset manufacturing technology. As a result, during the quarter ended March 31, 2000 the Company decided to close its folding carton plant in Chicago, Illinois and consolidate its web offset operations into its other folding carton operations. This closing was announced in April 2000 and will result in the termination of approximately 180 employees. The plant will be closed during the quarter ending June 30, 2000. Although this consolidation will reduce expected operating losses in its web offset operations, the Company expects to continue to incur losses in these operations. Accordingly, the Company recorded asset impairment charges during the quarter ended March 31, 2000 of $43.1 million, reflecting its determination that a material diminution in the value of the assets, including goodwill of $25.4 million (which is not deductible for tax purposes) relating to its two folding carton plants that use web offset manufacturing technology had occurred. The Company expects to incur additional pre-tax charges aggregating $5.1 million during the third and fourth quarters of fiscal 2000 related to severance, machinery relocation and other one time operating costs in connection with the closing of the Chicago plant.

During the quarter ended March 31, 2000, the Company decided to close its folding carton plant in Norcross, Georgia. This closing was announced in April 2000 and will result in the termination of approximately 70 employees. The plant will be closed during the quarter ending June 30, 2000. As a result of this decision, the Company incurred a charge in the quarter ended March 31, 2000 of $1.0 million for the impairment of certain plant assets. The Company expects to incur pre-tax charges aggregating approximately $1.5 million during the third and fourth quarters of fiscal 2000 consisting primarily of severance, machinery relocation and other one time operating costs related to this closing. The Company will move production from this facility to other folding carton facilities.

During the first quarter of fiscal 2000, the Company announced the closing of its Lynchburg, Virginia laminated paperboard products plant. The closing resulted in the termination of approximately 115 employees. The Company expects severance, equipment relocation and other one-time operating costs in connection with this closing to reduce pre-tax income by approximately $8.9 million during fiscal 2000. The Company incurred pre-tax charges of approximately $4.0 million and $6.5 million and made payments of approximately $4.9 million and $6.2 million, for severance, equipment relocation and other one-time operating costs, during the three and six month periods ended March 31, 2000, respectively, related to this closing and certain other closed plants. The Company had a remaining liability of approximately $0.2 million for the charges incurred through March 31, 2000.

During the second quarter of fiscal 2000, the Company decided to remove from service certain equipment. As a result of this decision, the Company incurred impairment charges of $4.6 million related to this equipment in the quarter ended March 31, 2000.

During fiscal 1999, the Company closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving its coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, the Company made severance and other payments of $0.1 million and $0.4 million during the three and six month periods ended March 31, 2000, respectively. The Company had a nominal remaining liability at March 31, 2000. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, the Company began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, the Company terminated approximately 40 employees. The Company made severance and other payments of approximately $0.1 million and $0.3 million during the three and six months ended March 31, 2000, respectively, related to these terminations. The remaining liability at March 31, 2000 is $0.9 million, which is expected to be paid over the next two years.

NOTE 7.  LONG-TERM DEBT

The Company obtained a waiver from the lenders under its revolving credit agreement regarding its compliance with certain covenants under the agreement at March 31, 2000. The waiver was necessary as a result of the net loss the Company incurred during the quarter ended March 31, 2000. The Company intends to replace its existing revolving credit agreement with a new credit facility before June 30, 2000; however, the Company cannot guarantee that it will be able to do so on terms acceptable to them. If the Company is unable to do so, the Company believes it will need a waiver from the lenders under its revolving credit agreement of the same covenants as of June 30, 2000. Accordingly, the Company has classified the outstanding balance at March 31, 2000 under its current revolving credit agreement as a current liability.

NOTE 8.  NEW ACCOUNTING STANDARDS

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

NOTE 9.  (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):


                                                       Three Months Ended               Six Months Ended
                                                    March 31,        March 31,      March 31,      March 31,
                                                         2000             1999           2000           1999
------------------------------------------------------------------------------------------------------------
Numerator:
     Net (loss) income                            $   (33,256)     $     8,806   $    (24,646)   $    17,564

Denominator:
     Denominator for basic earnings per share-
         weighted average shares                       34,797           34,768         34,912         34,709
     Effect of dilutive stock options                      --              477             --            424
                                                 ------------      -----------   ------------    -----------
     Denominator for diluted earnings per share-
         weighted average shares and assumed
         conversions                                   34,797           35,245         34,912         35,133
                                                 ============      ===========   ============    ===========

Basic (loss) earnings per share                  $      (0.96)     $      0.25   $      (0.71)   $      0.51
                                                 ============      ===========   ============    ===========

Diluted (loss) earnings per share                $      (0.96)     $      0.25   $      (0.71)   $      0.50
                                                 ============      ===========   ============    ===========

Common stock equivalents were anti-dilutive and therefore excluded from the calculation of weighted average shares used in computing diluted loss per share for the three months and six months ended March 31, 2000.

NOTE 10.  SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):


                                                               Three Months Ended           Six Months Ended
                                                            March 31,      March 31,     March 31,      March 31,
                                                                 2000           1999          2000           1999
-----------------------------------------------------------------------------------------------------------------
Net sales (aggregate):
   Packaging Products                                      $  237,573     $  208,049     $  466,485     $  417,621
   Paperboard                                                 121,151         98,191        237,036        199,372
   Laminated Paperboard, Plastic Packaging
      And Recycled Fiber                                       80,053         60,520        150,146        120,015
------------------------------------------------------------------------------------------------------------------
Total                                                      $  438,777     $  366,760     $  853,667     $  737,008
==================================================================================================================
Less net sales (intersegment):
   Packaging Products                                      $      528     $      153     $      881     $      299
   Paperboard                                                  53,171         46,106        107,963         98,245
   Laminated Paperboard, Plastic Packaging
       and Recycled Fiber                                      16,160          8,335         30,044         15,503
------------------------------------------------------------------------------------------------------------------
Total                                                      $   69,859     $   54,594     $  138,888     $  114,047
==================================================================================================================
Net sales (unaffiliated customers):
   Packaging Products                                      $  237,045     $  207,896     $  465,604     $  417,322
   Paperboard                                                  67,980         52,085        129,073        101,127
   Laminated Paperboard, Plastic Packaging
       and Recycled Fiber                                      63,893         52,185        120,102        104,512
------------------------------------------------------------------------------------------------------------------
Total                                                      $  368,918     $  312,166     $  714,779     $  622,961
==================================================================================================================
Segment income:
   Packaging Products                                      $   14,228     $   13,972     $   25,399     $   27,873
   Paperboard                                                  10,985         10,772         24,664         24,282
   Laminated Paperboard, Plastic Packaging
       and Recycled Fiber                                       4,954          1,533          8,159          1,669
------------------------------------------------------------------------------------------------------------------
                                                               30,167         26,227         58,222         53,824
LIFO and intercompany profit                                   (1,465)           700         (2,665)         1,500
Plant closing and other costs                                 (52,725)        (1,085)       (55,199)        (3,138)
Other non-allocated expenses                                   (3,070)          (904)        (2,954)        (1,923)
Minority interest in income of consolidated                    (1,274)        (1,488)        (2,435)        (2,929)
subsidiary
Interest expense                                               (8,465)        (7,780)       (16,459)       (16,094)
Interest and other income                                          83            104            188            215
------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                          $  (36,749)    $   15,774     $  (21,302)    $   31,455
------------------------------------------------------------------------------------------------------------------

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

The following table presents certain operating data for our three industry segments. Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance at the plant level. These items are reported as non-allocated expenses. These include adjustments to record inventory on the last-in, first-out, or "LIFO", method compared to the first-in, first-out, "FIFO", method, elimination of intercompany profit, plant closing and related expenses, asset impairment charges and certain corporate expenses.

                               ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

==================================================================================================================
                                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                           March 31,       March 31,      March 31,       March 31,
                                                                2000            1999           2000            1999
-------------------------------------------------------------------------------------------------------------------
NET SALES:

Packaging Products Segment                                 $  237,573     $  208,049     $  466,485     $  417,621
Paperboard Segment                                            121,151         98,191        237,036        199,372
Laminated Paperboard, Plastic Packaging and
   Recycled Fiber Segment                                      80,053         60,520        150,146        120,015
Intersegment Eliminations                                     (69,859)       (54,594)      (138,888)      (114,047)
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $  368,918     $  312,166     $  714,779     $  622,961
-------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES:

Packaging Products Segment                                 $   14,228     $   13,972     $   25,399     $   27,873
Paperboard Segment                                             10,985         10,772         24,664         24,282
Laminated Paperboard, Plastic Packaging and
   Recycled Fiber Segment                                       4,954          1,533          8,159          1,669
-------------------------------------------------------------------------------------------------------------------

Segment Income Before Income Taxes                             30,167         26,227         58,222         53,824

LIFO and Intercompany Profit                                   (1,465)           700         (2,665)         1,500
Plant Closing and Other Costs                                 (52,725)        (1,085)       (55,199)        (3,138)
Other Non-Allocated Expenses                                   (3,070)          (904)        (2,954)        (1,923)
Interest Expense                                               (8,465)        (7,780)       (16,459)       (16,094)
Interest and Other Income                                          83            104            188            215
Minority Interest in Income of
      Consolidated Subsidiary                                  (1,274)        (1,488)        (2,435)        (2,929)
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $  (36,749)    $   15,774     $  (21,302)    $   31,455
==================================================================================================================
Paperboard Shipped (in tons)                                  294,498        262,018        579,429        528,922
==================================================================================================================

RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)
Net sales for the quarter ended March 31, 2000 increased 18.2% to $368.9 million from $312.2 million for the quarter ended March 31, 1999. Net sales for the six months ended March 31, 2000 increased 14.7% to $714.8 million from $623.0 million for the six months ended March 31, 1999. Net sales increased primarily as a result of price increases implemented to recover higher recovered fiber, paperboard and other costs and continuing growth in our corrugated packaging and display and plastics divisions.

Net Sales  (Aggregate) - Packaging Products Segment


                     First     Second    Six Months      Third      Fourth    Fiscal
  (In Millions)    Quarter    Quarter    Ended 3/31    Quarter     Quarter      Year
  -----------------------------------------------------------------------------------
  1999              $209.6     $208.0        $417.6     $217.3      $237.1    $872.0
  2000               228.9      237.6         466.5         --          --        --
  -----------------------------------------------------------------------------------

Net sales of packaging products before intersegment eliminations for the quarter ended March 31, 2000 increased 14.2% to $237.6 million from $208.0 million for the quarter ended March 31, 1999. Net sales of packaging products before intersegment eliminations for the six months ended March 31, 2000 increased 11.7% to $466.5 million from $417.6 million for the six months ended March 31, 1999. The increase was primarily a result of firmer market conditions in our folding carton business generally and increases in volume and selling prices in our corrugated packaging and display division.

Net Sales  (Aggregate) - Paperboard Segment


                    First     Second   Six Months     Third    Fourth    Fiscal
  (In Millions)   Quarter    Quarter   Ended 3/31   Quarter   Quarter      Year
  ------------------------------------------------------------------------------
  1999             $101.2     $ 98.2       $199.4    $107.7    $112.8    $419.9
  2000              115.9      121.1        237.0        --        --        --
  ------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 2000 increased 23.3% to $121.1 million from $98.2 million for the quarter ended March 31, 1999. Net sales of paperboard before intersegment eliminations for the six months ended March 31, 2000 increased 18.9% to $237.0 million from $199.4 million for the six months ended March 31, 1999. The increase was the result of higher volumes and selling prices.

Net Sales (Aggregate) - Laminated Paperboard, Plastic Packaging and Recycled Fiber Segment


                   First    Second    Six Months      Third    Fourth   Fiscal
  (In Millions)  Quarter   Quarter    Ended 3/31    Quarter   Quarter     Year
  -----------------------------------------------------------------------------
  1999            $ 59.5    $ 60.5        $120.0     $ 64.9    $ 74.0   $258.9
  2000              70.1      80.0         150.1         --        --      --
  -----------------------------------------------------------------------------

Net sales within this segment before intersegment eliminations for the quarter ended March 31, 2000 increased 32.2% to $80.0 million from $60.5 million for the quarter ended March 31, 1999. Net sales within this segment before intersegment eliminations for the six months ended March 31, 2000 increased 25.1% to $150.1 million from $120.0 million for the six months ended March 31, 1999. The increase resulted from higher volumes in the plastic packaging division and increased selling prices in the recycled fiber division.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2000 increased 21.2% to $275.9 million from $227.6 million for the quarter ended March 31, 1999. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2000 increased to 74.8% from 72.9% for the quarter ended March 31, 1999. Cost of goods sold for the six months ended March 31, 2000 increased 17.7% to $531.4 million from $451.6 million for the six months ended March 31, 1999. Cost of goods sold as a percentage of net sales for the six months ended March 31, 2000 increased to 74.3% from 72.5% for the six months ended March 31, 1999. The increase in cost of goods sold as a percentage of net sales was attributable to
(1) higher raw material costs, (2) operating inefficiencies at several plants related in part to the start-up of certain new equipment, (3) a $1.0 million charge representing estimated losses expected to be incurred under a customer contract that has a remaining term of 21 months and (4) a $0.3 million charge resulting from our decision to remove from service certain equipment. We recorded the losses expected to be incurred under the customer contract during the quarter ended March 31, 2000 because we determined that they were probable and reasonably estimable.

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


                            Three months ended March 31,           Six months ended March 31,
                             2000               1999                2000               1999
                          ------------      -------------      --------------     --------------
  (In Millions)           LIFO    FIFO      LIFO     FIFO      LIFO      FIFO     LIFO      FIFO
  -----------------------------------------------------------------------------------------------
  Cost of goods sold    $275.9   $274.5    $227.6   $228.3    $531.4    $528.7   $451.6    $453.1
  Net income             (33.3)   (32.4)      8.8      8.4     (24.6)    (23.0)    17.6      16.7
  -----------------------------------------------------------------------------------------------


Gross Profit



                       First     Second     Six Months     Third     Fourth   Fiscal
  (% of Net Sales)   Quarter    Quarter     Ended 3/31   Quarter    Quarter     Year
  -----------------------------------------------------------------------------------
  1999                 27.9%       27.1%         27.5%     27.5%       27.3%     27.4%
  2000                 26.1%       25.2%         25.7%       --          --        --
  -----------------------------------------------------------------------------------

Gross profit for the quarter ended March 31, 2000 increased 9.9% to $93.0 million from $84.6 million for the quarter ended March 31, 1999. Gross profit for the six months ended March 31, 2000 increased 7.0% to $183.4 million from $171.4 million for the six months ended March 31, 1999. Gross profit as a percentage of net sales was 25.2% and 27.1% for the quarters ended March 31, 2000 and 1999. Gross profit as a percentage of net sales was 25.7% and 27.5% for the six months ended March 31, 2000 and 1999, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2000 increased 15.7% to $65.0 million from $56.2 million for the quarter ended March 31, 1999. Selling, general and administrative expenses for the six months ended March 31, 2000 increased 11.3% to $126.1 million from $113.3 million for the six months ended March 31, 1999. Selling, general and administrative expenses as a percentage of net sales for the quarter ended March 31, 2000 decreased to 17.6% from 18.0% for the quarter ended March 31, 1999. Selling, general and administrative expenses as a percentage of net sales for the six months ended March 31, 2000 decreased to 17.6% from 18.2% for the six months ended March 31, 1999. The decrease in these expenses as a percentage of net sales resulted primarily from increased net sales that did not require a corresponding increase in selling, general and administrative expenses.

Plant Closing and Other Costs

During the quarter ended March 31, 2000, we incurred losses in excess of expectations in our two folding carton plants that use web offset manufacturing technology. As a result, during the quarter ended March 31, 2000 we decided to close our folding carton plant in Chicago, Illinois and consolidate our web offset operations into our other folding carton operations. This closing was announced in April 2000 and will result in the termination of approximately 180 employees. The plant will be closed during the quarter ending June 30, 2000. Although this consolidation will reduce expected operating losses in our web offset operations, we expect to continue to incur losses in these operations. Accordingly, we recorded asset impairment charges during the quarter ended March 31, 2000 of $43.1 million, reflecting our determination that a material diminution in the value of the assets, including goodwill of $25.4 million (which is not deductible for tax purposes) relating to our two folding carton plants that use web offset manufacturing technology had occurred. We expect to incur additional pre-tax charges aggregating $5.1 million during the third and fourth quarters of fiscal 2000 related to severance, machinery relocation and other one time operating costs in connection with the closing of the Chicago plant.

During the quarter ended March 31, 2000, we decided to close our folding carton plant in Norcross, Georgia. This closing was announced in April 2000 and will result in the termination of approximately 70 employees. The plant will be closed during the quarter ending June 30, 2000. As a result of this decision, we incurred a charge in the quarter ended March 31, 2000 of $1.0 million for the impairment of certain plant assets. We expect to incur pre-tax charges aggregating approximately $1.5 million during the third and fourth quarters of fiscal 2000 consisting primarily of severance, machinery relocation and other one time operating costs related to this closing. We will move production from this facility to other folding carton facilities.

During the first quarter of fiscal 2000, we announced the closing of our Lynchburg, Virginia laminated paperboard products plant. The closing resulted in the termination of approximately 115 employees. We expect severance, equipment relocation and other one-time operating costs in connection with this closing to reduce pre-tax income by approximately $8.9 million during fiscal 2000. We incurred pre-tax charges of approximately $4.0 million and $6.5 million and made payments of approximately $4.9 million and $6.2 million, for severance, equipment relocation and other one-time operating costs, during the three and six month periods ended March 31, 2000, respectively, related to this closing and certain other closed plants. We had a remaining liability of approximately $0.2 million for the charges incurred through March 31, 2000.

During the second quarter of fiscal 2000, we decided to remove from service certain equipment. As a result of this decision, we incurred impairment charges of $4.6 million related to this equipment in the quarter ended March 31, 2000.

During fiscal 1999, we closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving our coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, we made severance and other payments of $0.1 million and $0.4 million during the three and six month periods ended March 31, 2000, respectively. We had a nominal remaining liability at March 31, 2000. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, we began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, we terminated approximately 40 employees. We made severance and other payments of approximately $0.1 million and $0.3 million during the three and six months ended March 31, 2000, respectively, related to these terminations. The remaining liability at March 31, 2000 is $0.9 million, which is expected to be paid over the next two years.

Segment Operating Income.

Operating Income - Packaging Products Segment


                                       Net Sales    Operating
(In Millions, except Percentages)    (Aggregate)       Income   Return on Sales
-------------------------------------------------------------------------------

First Quarter                          $  209.6       $   13.9            6.6%
Second Quarter                            208.0           14.0            6.7
                                       --------       --------       --------
Six Months Ended 3/31                     417.6           27.9            6.7
Third Quarter                             217.3           13.7            6.3
Fourth Quarter                            237.1           19.1            8.1
-----------------------------------------------------------------------------
Fiscal 1999                            $  872.0       $   60.7            7.0%
=============================================================================

FIRST QUARTER                          $  228.9       $   11.2            4.9%
SECOND QUARTER                            237.6           14.2            6.0
                                       --------       --------       --------
SIX MONTHS ENDED 3/31                     466.5           25.4            5.4%
THIRD QUARTER                                --             --             --
FOURTH QUARTER                               --             --             --
-----------------------------------------------------------------------------
FISCAL 2000                                  --             --             --
=============================================================================

Operating income attributable to the packaging products segment for the quarter ended March 31, 2000 increased 1.4% to $14.2 million from $14.0 million for the quarter ended March 31, 1999. Operating income attributable to the packaging products segment for the six months ended March 31, 2000 decreased 9.0% to $25.4 million from $27.9 million for the six months ended March 31, 1999. Operating margin for the quarter ended March 31, 2000 was 6.0% compared to 6.7% for the quarter ended March 31, 1999. Operating margin for the six months ended March 31, 2000 was 5.4% compared to 6.7% for the six months ended March 31, 1999. The decrease in operating margin as a percentage of sales for the second fiscal quarter was primarily the result of higher raw material costs in our folding carton division and our partition operations that were not fully passed on to customers during the quarter. The decrease in operating margin as a percentage of sales for the six month period was primarily the result of higher raw material costs, significant losses in our web offset folding carton operations and operational problems attributable in part to start ups of new business. During the quarter ended March 31, 2000, we decided to close two of our folding carton plants. See discussion above under "Plant Closing and Other Costs." During the next several months, we intend to continue to review our folding carton operations with a view towards taking action to improve productivity and operating efficiencies.

Operating Income - Paperboard Segment


                                                                                                                     Weighted
                                                                   Boxboard     Average         Medium   Average      Average
                           Net Sales     Operating                     Tons    Boxboard           Tons    Medium    Recovered
                          (Aggregate)       Income    Return        Shipped       Price        Shipped     Price   Paper Cost
                        (In Millions) (In Millions) On Sales  (In Thousands)   (Per Ton) (In Thousands) (Per Ton)    (Per Ton)
-----------------------------------------------------------------------------------------------------------------------------

First Quarter                 $101.2        $ 13.6     13.4%          221.7      $  403           45.2    $  288       $   53
Second Quarter                  98.2          10.7     10.9           218.5         399           43.5       328           52
                              ------        ------   ------          ------      ------         ------    ------       ------
Six Months Ended 3/31          199.4          24.3     12.2           440.2         401           88.7       308           52
Third Quarter                  107.7          15.3     14.2           238.5         398           45.3       340           58
Fourth Quarter                 112.8          12.7     11.3           242.5         406           44.7       388           76
-----------------------------------------------------------------------------------------------------------------------------
Fiscal 1999                   $419.9        $ 52.3     12.5%          921.2      $  401          178.7    $  336       $   60
=============================================================================================================================

FIRST QUARTER                 $115.9        $ 13.7     11.8%          242.6      $  420           42.4    $  386       $   83
SECOND QUARTER                 121.1          11.0      9.1           249.8         426           44.7       403           87
                              ------        ------   ------          ------      ------         ------    ------       ------
SIX MONTHS ENDED 3/31          237.0          24.7     10.4           492.4         423           87.1       395           85
THIRD QUARTER                     --            --       --              --          --             --        --           --
FOURTH QUARTER                    --            --       --              --          --             --        --           --
-----------------------------------------------------------------------------------------------------------------------------
FISCAL 2000                       --            --       --              --          --             --        --           --
=============================================================================================================================

Operating income attributable to the paperboard segment for the quarter ended March 31, 2000 increased 2.8% to $11.0 million from $10.7 million for the quarter ended March 31, 1999. Operating income attributable to the paperboard segment for the six months ended March 31, 2000 increased 1.6% to $24.7 million from $24.3 million for the six months ended March 31, 1999. Operating margin for the quarter ended March 31, 2000 was 9.1% compared to 10.9% for the quarter ended March 31, 1999. Operating margin for the six months ended March 31, 2000 was 10.4% compared to 12.2% for the six months ended March 31, 1999. The decrease in operating margin was primarily the result of raw material cost increases that were not passed on to customers, costs associated with the start up of new equipment at our Otsego, Michigan papermill and operational issues at certain other papermills.

Operating Income - Laminated Paperboard, Plastic Packaging and Recycled Fiber Segment


                                     Net Sales      Operating           Return
(In Millions, except Percentages)   (Aggregate)        Income         on Sales
------------------------------------------------------------------------------

First Quarter                         $   59.5       $    0.1              0.2%
Second Quarter                            60.5            1.5              2.5
                                      --------       --------       ----------
Six Months Ended 3/31                    120.0            1.6              1.3
Third Quarter                             64.9            1.7              2.6
Fourth Quarter                            74.0            3.6              4.9
------------------------------------------------------------------------------
Fiscal 1999                           $  258.9       $    6.9              2.7%
==============================================================================

FIRST QUARTER                         $   70.1       $    3.2              4.6%
SECOND QUARTER                            80.0            5.0              6.3
                                      --------       --------       ----------
SIX MONTHS ENDED 3/31                    150.1            8.2              5.5
THIRD QUARTER                               --             --               --
FOURTH QUARTER                              --             --               --
------------------------------------------------------------------------------
FISCAL 2000                                 --             --               --
==============================================================================

Operating income attributable to this segment for the quarter ended March 31, 2000 was $5.0 million as compared to $1.5 million for the quarter ended March 31,

1999. Operating income attributable to this segment for the six months ended March 31, 2000 was $8.2 million as compared to $1.6 million for the six months ended March 31, 1999. Operating margin for the quarter ended March 31, 2000 increased to 6.3% from 2.5% for the quarter ended March 31, 1999. Operating margin for the six months ended March 31, 2000 increased to 5.5% from 1.3% for the six months ended March 31, 1999. The increase in operating margin primarily resulted from higher margins in our recycled fiber division due to increases in selling prices, higher sales and improved operating efficiencies in our plastic packaging division and improved operating efficiencies in our laminated paperboard operations.

Interest Expense

Interest expense for the quarter ended March 31, 2000 increased to $8.5 million from $7.8 million for the quarter ended March 31, 1999. Interest expense for the six months ended March 31, 2000 increased to $16.5 million from $16.1 million for the six months ended March 31, 1999. The increase in interest expense for the quarter and six months ended March 31, 2000 was primarily due to an increase in our average outstanding borrowings.

Provision for Income Taxes

The income tax benefit for the quarter ended March 31, 2000 was $3.5 million compared to income tax expense of $7.0 million for the quarter ended March 31, 1999. Provision for income taxes decreased to $3.3 million for the six months ended March 31, 2000 from $13.9 million for the six months ended March 31, 1999. The Company's effective tax benefit rate was 9.5% for the quarter ended March 31, 2000 compared to an effective tax expense rate of 44.3% for the quarter ended March 31, 1999. The Company's effective tax rate decreased to 15.5% for the six months ended March 31, 2000 compared to 44.1% for the six months ended March 31, 1999. Differences between our effective tax rate and statutory rates relate primarily to the amortization and write-off of goodwill, which is not deductible for income tax purposes.

Net (Loss) Income and (Loss) Earnings Per Common and Common Equivalent Share

Net loss for the quarter and six months ended March 31, 2000 was $(33.3) million and $(24.6) million, respectively. Net income for the quarter and six months ended March 31, 1999 was $8.8 million and $17.6 million, respectively. Net loss as a percentage of net sales was 9.0% and 3.4% for the quarter and six months ended March 31, 2000, respectively. Net income as a percentage of net sales was 2.8% for the quarter and six months ended March 31, 1999, respectively. Loss per common and common equivalent share for the quarter and six months ended March 31, 1999 was $(0.96) and $(0.71), respectively.
Earnings per common and common equivalent share for the quarter and six months ended March 31, 1999 were $0.25 and $0.50, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $450.0 million. At March 31, 2000, we had $386.0 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2002. Cash and cash equivalents, $3.1 million at March 31, 2000, decreased from $4.5 million at September 30, 1999.

We obtained a waiver from the lenders under our revolving credit agreement regarding our compliance with certain covenants under the agreement at March 31, 2000. The waiver was necessary as a result of the net loss we incurred during the quarter ended March 31, 2000. We intend to replace our existing revolving credit agreement with a new credit facility before June 30, 2000; however, we cannot guarantee that we will be able to do so on terms acceptable to us. If we are unable to do so, we believe we will need a waiver from the lenders under our revolving credit agreement of the same covenants as of June 30, 2000. Accordingly, we have classified the outstanding balance at March 31, 2000 under our current revolving credit agreement as a current liability.

Net cash provided by operating activities decreased for the six months ended March 31, 2000 to $29.5 million from $51.6 million for the quarter ended March 31, 1999. The decrease was primarily a result of increases in accounts receivable and inventory balances and decreases in accounts payable and accrued liabilities balances. Net cash provided by financing activities aggregated $18.4 million for the six months ended March 31, 2000 and consisted primarily of additional borrowings under the revolving credit facility, partially offset by purchases of common stock and dividend payments. Net cash used for financing activities aggregated $13.9 million for the six months ended March 31, 1999 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $49.4 million for the six months ended March 31, 2000 compared to $41.9 million for the six months ended March 31, 1999 and consisted primarily of capital expenditures for the six months ended March 31, 2000 and March 31, 1999.

Capital expenditures during the six months ended March 31, 2000 aggregated $46.3 million and were used primarily to purchase and upgrade machinery and equipment. We estimate that our capital expenditures will aggregate approximately $54.0 million for the remainder of fiscal 2000. These expenditures will be used to purchase and upgrade various machinery and equipment in all of our divisions and for building expansions and improvements in one of our divisions.

During the second quarter of fiscal 2000, we announced the formation of a joint venture with Lafarge Corporation to produce gypsum paperboard liner for Lafarge's U.S. drywall manufacturing plants. The joint venture, Seven Hills Paperboard, LLC, will own and operate a paperboard mill located at our Lynchburg, Virginia manufacturing site. We will contribute a portion of our existing Lynchburg assets to the venture, which will manufacture gypsum paperboard liner using Lafarge's state of the art proprietary processes. We anticipate contributing an additional $9.0 million to the venture over the next several quarters for equipment. Lafarge owns 51 percent and we own 49 percent of the joint venture.

On April 28, 2000, the Board of Directors amended our current stock repurchase plan to allow for the repurchase of up to 2,000,000 shares in aggregate of Class A Common or Class B Common from April 28, 2000 to July 31, 2003.

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

FORWARD-LOOKING STATEMENTS

Statements herein regarding future results of operations, estimated price increases, the cost of plant closings, expected losses under one customer contract and our ability to refinance our existing revolving credit facility constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to plant closings and expected losses under one customer contract, management has made assumptions regarding, among other things, the realizable value of property and equipment, the amount of severance costs, the estimated cost to perform under the customer contract and the amount and timing of estimated price increases. These assumptions could be inaccurate. Further, our future results of operations are subject to a number of general risks that could impact our performance in future periods including, among others, decreases in demand for our products, increases in raw material costs, fluctuations in selling prices, the adverse actions of our customers, the adverse actions of our competitors and our suppliers and adverse changes in general market and industry conditions. We believe our statements are reasonable; however, undue reliance should not be placed on such statements which are based on current expectations.

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

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 28, 2000 at which several matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the five individuals elected as directors of the Company for a term expiring in 2003 were as follows (there were no abstentions or broker non-votes):

                                              FOR                    WITHHELD
                                              ---                    --------
         Bradley Currey, Jr.              116,922,196                 289,232
         James A. Rubright                116,922,196                 289,232
         Lou Brown Jewell                 116,922,196                 289,232
         John D. Hopkins                  116,783,108                 428,320
         James W. Johnson                 116,922,196                 289,232

         Additional directors, whose terms of office as directors continued after the meeting, are as follows:

         Term expiring in 2001                         Term expiring in 2002
         ---------------------                         ---------------------
         Stephen G. Anderson                           J. Hyatt Brown
         Robert B. Currey                              A. D. Frazier
         John W. Spiegel                               C. Randolph Sexton
         L. L. Gellerstedt, III                        Jay Shuster

(b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                Broker
         Description of Matter                For         Against    Abstain    Non-Votes
         ---------------------                ---         -------    -------    ---------
         Ratification of the appointment
         of Ernst & Young LLP as           117,043,711    162,622    5,095        ---
         independent auditors of the
         Company to serve for the 2000
         fiscal year

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


                                         ROCK-TENN COMPANY
                                            (Registrant)




Date:     May 10, 2000        By:    /s/ DAVID C. NICHOLSON
     ----------------------       ------------------------------
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