Form 10-Q
period 2000-06-30
ROCK TENN CO
filed 2000-08-11
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-23340


                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


               Georgia                                    62-0342590
      -------------------------------                ---------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)


       504 Thrasher Street, Norcross, Georgia                 30071
      ----------------------------------------       ---------------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                              Outstanding as of August 8, 2000
-----------------------------------             --------------------------------
Class A Common Stock, .01 par value                        22,173,087
Class B Common Stock, .01 par value                        11,531,162

================================================================================

                                ROCK-TENN COMPANY


                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations for the three months
                    and nine months ended June 30, 2000 and 1999                                           1

                  Condensed Consolidated Balance Sheets at June 30, 2000 and
                    September 30, 1999                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 2000 and 1999                                                           3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              9

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              19

PART II.          OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                        20

                  Index to Exhibits                                                                       22

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three Months Ended               Nine Months Ended
                                                    June 30,        June 30,        June 30,          June 30,
                                                      2000            1999            2000              1999
---------------------------------------------------------------------------------------------------------------
Net sales                                         $   370,545     $   330,477     $ 1,087,306       $   954,637

Cost of goods sold                                    300,915         256,689         871,842           740,307
                                                  -----------     -----------     -----------       -----------

Gross profit                                           69,630          73,788         215,464           214,330

Selling, general and administrative expenses           46,816          42,052         135,334           124,491

Amortization of goodwill                                2,179           2,355           6,892             7,057

Plant closing and other costs                           4,876           2,763          60,075             5,901
                                                  -----------     -----------     -----------       -----------

Income from operations                                 15,759          26,618          13,163            76,881

Interest and other income                                 120              85             308               300

Interest expense                                       (8,924)         (7,528)        (25,383)          (23,622)

Minority interest in income of
     consolidated subsidiary                           (1,371)         (1,634)         (3,806)           (4,563)
                                                  -----------     -----------     -----------       -----------
Income (loss) before income taxes                       5,584          17,541         (15,718)           48,996

Income tax expense                                      2,979           7,621           6,323            21,512
                                                  -----------     -----------     -----------       -----------

Net income (loss)                                 $     2,605     $     9,920     $   (22,041)      $    27,484
                                                  ===========     ===========     ===========       ===========

Weighted average common
     shares outstanding-diluted                        34,769          35,232          34,838            35,166
                                                  ===========     ===========     ===========       ===========


Basic earnings (loss) per share                   $      0.08     $      0.28     $     (0.63)      $      0.79
                                                  ===========     ===========     ===========       ===========

Diluted earnings (loss) per share                 $      0.07     $      0.28     $     (0.63)      $      0.78
                                                  ===========     ===========     ===========       ===========

Cash dividends per common share                   $     0.075     $     0.075     $     0.225       $     0.225
                                                  ===========     ===========     ===========       ===========

                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       June 30,        September 30,
                                                                                         2000              1999
--------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     7,354       $     4,538
   Accounts receivable (net of allowances of
     $2,909 and $3,610)                                                                   147,608           139,034
   Inventories                                                                            108,630            94,501
   Other current assets                                                                     8,920             5,308
                                                                                      -----------       -----------
       TOTAL CURRENT ASSETS                                                               272,512           243,381

Property, plant and equipment, at cost:
   Land and buildings                                                                     199,131           194,903
   Machinery and equipment                                                                856,773           805,537
   Transportation equipment                                                                13,763            14,738
   Leasehold improvements                                                                   8,029             7,242
                                                                                      -----------       -----------
                                                                                        1,077,696         1,022,420
   Less accumulated depreciation and amortization                                        (492,763)         (429,681)
                                                                                      -----------       -----------
   Net property, plant and equipment                                                      584,933           592,739
Goodwill, net                                                                             275,908           308,283
Other assets                                                                               22,735            17,067
                                                                                      -----------       -----------
                                                                                      $ 1,156,088       $ 1,161,470
                                                                                      ===========       ===========
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $    70,676       $    66,271
   Accrued compensation and benefits                                                       36,627            36,977
   Current maturities of long-term debt                                                    42,617            41,435
   Other current liabilities                                                               27,237            24,227
                                                                                      -----------       -----------
       TOTAL CURRENT LIABILITIES                                                          177,157           168,910

Long-term debt due after one year                                                         490,598           457,410
Deferred income taxes                                                                      79,306            85,631
Other long-term items                                                                      19,509            17,355

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at June 30 and September 30                                            --                --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     22,362,794 and 23,411,395 outstanding at June 30 and
     September 30, respectively; Class B common stock, $.01 par value;
     60,000,000 shares authorized; 11,558,037 and 11,546,187 outstanding
     at June 30 and September 30, respectively                                                339               350
   Capital in excess of par value                                                         129,493           132,048
   Retained earnings                                                                      263,512           303,287
   Accumulated other comprehensive loss                                                    (3,826)           (3,521)
                                                                                      -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                                                         389,518           432,164
                                                                                      -----------       -----------
                                                                                      $ 1,156,088       $ 1,161,470
                                                                                      ===========       ===========

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                        June 30,         June 30,
                                                                                          2000             1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                                                                  $   (22,041)      $    27,484

   Items in income not affecting cash:
     Depreciation and amortization                                                         57,964            54,150
     Deferred income taxes                                                                 (6,325)            2,845
     Gain on disposal of property, plant and equipment                                       (577)             (314)
     Minority interest in income of consolidated subsidiary                                 3,806             4,563
     Impairment loss and other non-cash charges                                            49,721                --

   Change in operating assets and liabilities:
     Accounts receivable                                                                   (8,706)           (9,817)
     Inventories                                                                          (14,247)           (9,893)
     Other assets                                                                          (4,819)           (2,928)
     Accounts payable                                                                       4,465            15,407
     Accrued liabilities                                                                    3,218            (1,456)
                                                                                      -----------       -----------
                                                                                          (20,089)           (8,687)
                                                                                      -----------       -----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                   62,459            80,041

FINANCING ACTIVITIES:
   Additions to $450 million revolving credit facility                                    424,000            39,000
   Repayments of $450 million revolving credit facility                                  (395,000)          (41,000)
   Net additions (repayments) to other revolving credit facilities                          1,147                --
   Additions to long term-debt                                                              5,440               529
   Repayments of long-term debt                                                            (1,217)           (5,407)
   Debt issuance costs                                                                     (1,529)               --
   Sales of common stock                                                                    3,033             2,330
   Purchases of common stock                                                              (15,472)               --
   Cash dividends paid to shareholders                                                     (7,860)           (7,828)
   Distribution to minority interest                                                       (3,150)           (4,725)
                                                                                      -----------       -----------

   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                         9,392           (17,101)

INVESTING ACTIVITIES:
   Capital expenditures                                                                   (67,587)          (66,883)
   Proceeds from sale of property, plant and equipment                                      1,840               923
   Increase in unexpended industrial revenue bond proceeds                                 (3,247)               --
                                                                                      -----------       -----------

   CASH USED FOR INVESTING ACTIVITIES                                                     (68,994)          (65,960)

Effect of exchange rate changes on cash                                                       (41)              370
                                                                                      -----------       -----------

Increase (decrease) in cash and cash equivalents                                            2,816            (2,650)
Cash and cash equivalents at beginning of period                                            4,538             5,769
                                                                                      -----------       -----------
Cash and cash equivalents at end of period                                            $     7,354       $     3,119
                                                                                      ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                                    $    15,592       $    20,667
     Interest (net of amounts capitalized)                                            $    24,749       $    21,452

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and nine month periods ended June 30, 2000 and 1999, the Company's financial position at June 30, 2000 and September 30, 1999, and the cash flows for the nine month periods ended June 30, 2000 and 1999.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

The results for the three months and nine months ended June 30, 2000 are not necessarily indicative of results that may be expected for the full year.

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

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three months ended June 30, 2000 was $1.4 million and total comprehensive loss for the nine months ended June 30, 2000 was $22.3 million. Total comprehensive income for the three and nine months ended June 30, 1999 was $10.8 million and $29.6 million, respectively. The difference between total comprehensive income (loss) and net income (loss) was foreign currency translation adjustments.

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

Inventories at June 30, 2000 and September 30, 1999 were as follows (in thousands):

                                                                           June 30,        September 30,
                                                                             2000              1999
                                                                          ----------       -------------
          Finished goods and work in process                              $   80,884         $   67,934
          Raw materials                                                       44,071             37,029
          Supplies                                                            11,839             11,608
                                                                          ----------         ----------
          Inventories at first-in, first-out (FIFO) cost                     136,794            116,571
          LIFO reserve                                                       (28,164)           (22,070)
                                                                          ----------         ----------
          Net inventories                                                 $  108,630         $   94,501
                                                                          ==========         ==========

NOTE 6. PLANT CLOSING AND OTHER COSTS

After the quarter ended June 30, 2000, the Company decided to consolidate the folding carton operations of the Madison, Wisconsin folding carton plant into other plants over a period of six to eight months. This closing was announced in July 2000 and will result in the termination of approximately 180 employees. The Company expects to incur pre-tax charges aggregating $2.1 million consisting primarily of severance, machinery relocation, asset and lease write downs and other one-time costs in connection with the closing of the Madison plant.

During the second quarter of fiscal 2000, the Company incurred losses in excess of expectations in its two folding carton plants that use web offset manufacturing technology. As a result, during the second quarter, the Company decided to close its folding carton plant in Chicago, Illinois and consolidate its web offset operations into its other folding carton operations. This closing was announced in April 2000 and resulted in the termination of approximately 180 employees. The plant is expected to close prior to the end of fiscal 2000. Although this consolidation will reduce expected operating losses in its web offset operations, the Company expects to continue to incur losses in these operations. Accordingly, the Company recorded asset impairment charges during the second quarter of $43.1 million, reflecting its determination that a material diminution in the value of the assets, including goodwill of $25.4 million (which is not deductible for tax purposes), relating to its two folding carton plants that use web offset manufacturing technology had occurred. The Company incurred pre-tax charges of approximately $2.5 million and made payments of approximately $0.4 million for severance, equipment relocation and other one-time costs, during the three and nine month periods ended June 30, 2000, respectively, related to this closing. The Company expects to incur additional pre-tax charges aggregating $2.6 million during the fourth quarter of fiscal 2000 related to severance, machinery relocation and other one time costs in connection with the closing of the Chicago plant.

During the second quarter of fiscal 2000, the Company decided to close its folding carton plant in Norcross, Georgia. This closing was announced in April 2000 and resulted in the termination of approximately 70 employees. The plant is expected to close prior to the end of fiscal 2000. As a result of this decision, the Company incurred pre-tax charges of approximately $0.9 million and $1.9 million and made payments of approximately $0.2 million and $0.2 million for severance, equipment relocation, impairment of certain plant assets and other one-time costs, during the three and nine month periods ended June 30, 2000, respectively, related to this closing. The Company expects to incur pre-tax charges aggregating approximately $0.6 million during the fourth quarter of fiscal 2000 consisting primarily of severance, machinery relocation and other one time costs related to this closing. The Company is moving production from this facility to other folding carton facilities.

During the first quarter of fiscal 2000, the Company announced the closing of its Lynchburg, Virginia laminated paperboard products plant. The closing resulted in the termination of approximately 115 employees. The Company expects severance, equipment relocation and other one-time costs in connection with this closing to reduce pre-tax income by approximately $8.9 million during fiscal 2000. The Company incurred pre-tax charges of approximately $1.5 million and $8.0 million and made payments of approximately $1.9 million and $8.1 million for severance, equipment relocation and other one-time costs, during the three and nine month periods ended June 30, 2000, respectively, related to this closing and certain other closed plants. The Company had a remaining nominal liability at June 30, 2000 related to the closing of the Lynchburg plant.

During the second quarter of fiscal 2000, the Company decided to remove from service certain equipment. As a result of this decision, the Company incurred impairment charges of $4.6 million related to this equipment in the second quarter.

During fiscal 1999, the Company closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving its coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, the Company made severance and other payments of $0.3 million and $0.7 million during the three and nine month periods ended June 30, 2000, respectively. The Company had a nominal remaining liability at June 30, 2000. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, the Company began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, the Company terminated approximately 40 employees. The Company made severance and other payments of approximately $0.1 million and $0.4 million during the three and nine months ended June 30, 2000, respectively, related to these terminations. The remaining liability at June 30, 2000 is $0.8 million, which is expected to be paid over the next two years.

NOTE 7. LONG-TERM DEBT

On June 30, 2000, the Company replaced its existing revolving credit agreement with a new five-year $450 million revolving credit agreement.

NOTE 8.  INCOME TAXES

The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                          Three months ended        Nine months ended
                                                        June 30,      June 30,    June 30,       June 30,
                                                          2000         1999         2000          1999
---------------------------------------------------------------------------------------------------------
Statutory federal tax rate                                35.0%        35.0%        35.0%         35.0%
State taxes, net of federal benefit                        3.8%         3.6%         3.1%          3.6%
Non-deductible amortization and
   write-off of goodwill                                  10.7%         3.8%       (74.5)%         4.1%

Other, net (primarily non-taxable
   items)                                                  3.8%         1.0%        (3.8)%         1.2%
---------------------------------------------------------------------------------------------------------
Effective tax rate                                        53.3%        43.4%       (40.2)%        43.9%
=========================================================================================================

NOTE 9. NEW ACCOUNTING STANDARDS

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

In July 2000, the FASB issued Emerging Issues Task Force issue 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Costs." This issue provides guidance regarding how shipping and handling costs incurred by the seller and billed to a customer should be treated. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue and the costs incurred by the seller for shipping and handling should be classified as cost of goods sold. The Company adopted EITF 00-10 during the third quarter of fiscal 2000.

NOTE 10.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                 Three Months Ended                Nine Months Ended
                                                               June 30,        June 30,         June 30,         June 30,
                                                                 2000            1999             2000             1999
-------------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income (loss)                                         $  2,605        $  9,920        $(22,041)        $ 27,484

Denominator:
     Denominator for basic earnings per share-
         weighted average shares                                 34,688          34,854          34,838           34,758
     Effect of dilutive stock options                                81             378              --              408
                                                               --------        --------        --------         --------
     Denominator for diluted earnings per share-
         weighted average shares and assumed
         conversions                                             34,769          35,232          34,838           35,166
                                                               ========        ========        ========         ========

Basic earnings (loss) per share                                $   0.08        $   0.28        $  (0.63)        $   0.79
                                                               ========        ========        ========         ========

Diluted earnings (loss) per share                              $   0.07        $   0.28        $  (0.63)        $   0.78
                                                               ========        ========        ========         ========

Common stock equivalents were anti-dilutive and therefore excluded from the calculation of weighted average shares used in computing diluted loss per share for the nine months ended June 30, 2000.

NOTE 11.  SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):

                                                                  Three Months Ended                   Nine Months Ended
                                                               June 30,          June 30,          June 30,          June 30,
                                                                 2000              1999              2000              1999
------------------------------------------------------------------------------------------------------------------------------
Net sales (aggregate):
   Packaging Products                                        $   242,596       $   218,265       $   711,319       $   638,113
   Paperboard                                                    116,965           107,032           352,416           304,427
   Laminated Paperboard, Plastic Packaging
      And Recycled Fiber                                          82,202            65,358           233,677           186,322
------------------------------------------------------------------------------------------------------------------------------
Total                                                        $   441,763       $   390,655       $ 1,297,412       $ 1,128,862
==============================================================================================================================
Less net sales (intersegment):
   Packaging Products                                        $       460       $       278       $     1,341       $       577
   Paperboard                                                     52,658            49,916           160,621           148,161
   Laminated Paperboard, Plastic Packaging
       and Recycled Fiber                                         18,100             9,984            48,144            25,487
------------------------------------------------------------------------------------------------------------------------------
Total                                                        $    71,218       $    60,178       $   210,106       $   174,225
==============================================================================================================================
Net sales (unaffiliated customers):
   Packaging Products                                        $   242,136       $   217,987       $   709,978       $   637,536
   Paperboard                                                     64,307            57,116           191,795           156,266
   Laminated Paperboard, Plastic Packaging
       and Recycled Fiber                                         64,102            55,374           185,533           160,835
------------------------------------------------------------------------------------------------------------------------------
Total                                                        $   370,545       $   330,477       $ 1,087,306       $   954,637
==============================================================================================================================
Segment income:
   Packaging Products                                        $    16,256       $    13,676       $    41,655       $    41,549
   Paperboard                                                      6,278            15,307            30,942            39,589
   Laminated Paperboard, Plastic Packaging
       and Recycled Fiber                                          3,801             1,729            11,960             3,398
------------------------------------------------------------------------------------------------------------------------------
                                                                  26,335            30,712            84,557            84,536
LIFO and intercompany profit                                      (3,429)             (500)           (6,094)            1,000
Plant closing and other costs                                     (4,876)           (2,763)          (60,075)           (5,901)
Other non-allocated expenses                                      (2,271)             (831)           (5,225)           (2,754)
Minority interest in income of consolidated                       (1,371)           (1,634)           (3,806)           (4,563)
subsidiary
Interest expense                                                  (8,924)           (7,528)          (25,383)          (23,622)
Interest and other income                                            120                85               308               300
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            $     5,584       $    17,541       $   (15,718)      $    48,996
==============================================================================================================================

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

The packaging products segment consists of facilities that produce folding cartons, solid fiber partitions, corrugated containers and corrugated displays. We compete with a significant number of national, regional and local packaging suppliers. During fiscal 1999, we sold packaging products to approximately 5,000 customers with no customer accounting for more than 5% of our net sales. We sell packaging products to several large national customers with sales to an individual customer ranging as high as $55 million during fiscal 1999. The majority of our packaging products sales are to national and regional customers that annually purchase less than $10 million of packaging products from the Company. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for business or for renewal of existing business. The loss of business or the award of new business from our customers may have a significant impact on our results of operations.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

---------------------------------------------------------------------------------------------------------------
                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                    June 30,        June 30,        June 30,          June 30,
                                                      2000            1999            2000              1999
---------------------------------------------------------------------------------------------------------------
NET SALES:

Packaging Products Segment                        $   242,596     $   218,265     $   711,319       $   638,113
Paperboard Segment                                    116,965         107,032         352,416           304,427
Laminated Paperboard, Plastic Packaging and
   Recycled Fiber Segment                              82,202          65,358         233,677           186,322
Intersegment Eliminations                             (71,218)        (60,178)       (210,106)         (174,225)
---------------------------------------------------------------------------------------------------------------
TOTAL                                             $   370,545     $   330,477     $ 1,087,306       $   954,637
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES:

Packaging Products Segment                        $    16,256     $    13,676     $    41,655       $    41,549
Paperboard Segment                                      6,278          15,307          30,942            39,589
Laminated Paperboard, Plastic Packaging and
   Recycled Fiber Segment                               3,801           1,729          11,960             3,398
---------------------------------------------------------------------------------------------------------------
Segment Income Before Income Taxes                     26,335          30,712          84,557            84,536

LIFO and Intercompany Profit                           (3,429)           (500)         (6,094)            1,000
Plant Closing and Other Costs                          (4,876)         (2,763)        (60,075)           (5,901)
Other Non-Allocated Expenses                           (2,271)           (831)         (5,225)           (2,754)
Interest Expense                                       (8,924)         (7,528)        (25,383)          (23,622)
Interest and Other Income                                 120              85             308               300
Minority Interest in Income of
      Consolidated Subsidiary                          (1,371)         (1,634)         (3,806)           (4,563)
---------------------------------------------------------------------------------------------------------------
TOTAL                                             $     5,584     $    17,541     $   (15,718)      $    48,996
===============================================================================================================
Paperboard Shipped (in tons)                          274,587         283,794         854,016           812,716
===============================================================================================================

RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)

Net sales for the quarter ended June 30, 2000 increased 12.1% to $370.5 million from $330.5 million for the quarter ended June 30, 1999. Net sales for the nine months ended June 30, 2000 increased 15.2% to $1.1 billion from $954.6 million for the nine months ended June 30, 1999. Net sales increased primarily as a result of price increases implemented to recover higher recovered fiber, paperboard and other costs and continuing growth in our corrugated packaging and display and plastics divisions.

Net Sales (Aggregate) -- Packaging Products Segment

                                 First        Second         Third      Nine Months     Fourth        Fiscal
(In Millions)                   Quarter       Quarter       Quarter     Ended 6/30      Quarter        Year
------------------------------------------------------------------------------------------------------------
1999                            $210.8        $209.0        $218.3        $638.1        $238.3        $876.4
2000                             230.0         238.7         242.6         711.3            --            --
============================================================================================================

Net sales of packaging products before intersegment eliminations for the quarter ended June 30, 2000 increased 11.1% to $242.6 million from $218.3 million for the quarter ended June 30, 1999. Net sales of packaging products before intersegment eliminations for the nine months ended June 30, 2000 increased 11.5% to $711.3 million from $638.1 million for the nine months ended June 30, 1999. The increase was primarily a result of firmer market conditions in our folding carton business generally and increases in volume and selling prices in our corrugated packaging and display division.

Net Sales (Aggregate) -- Paperboard Segment

                              First         Second          Third       Nine Months       Fourth         Fiscal
  (In Millions)              Quarter        Quarter        Quarter      Ended 6/30        Quarter         Year
----------------------------------------------------------------------------------------------------------------
  1999                       $100.2         $ 97.2         $107.0         $304.4           $111.9         $416.3
  2000                        115.1          120.3          117.0         $352.4               --             --
----------------------------------------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 2000 increased 9.3% to $117.0 million from $107.0 million for the quarter ended June 30, 1999. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 2000 increased 15.8% to $352.4 million from $304.4 million for the nine months ended June 30, 1999. The increase was the result of higher selling prices.

Net Sales (Aggregate) - Laminated Paperboard, Plastic Packaging and Recycled Fiber Segment

                              First         Second          Third        Nine Months      Fourth         Fiscal
  (In Millions)              Quarter        Quarter        Quarter       Ended 6/30       Quarter         Year
----------------------------------------------------------------------------------------------------------------
  1999                       $ 59.9         $ 61.0         $ 65.4          $186.3          $ 74.6         $260.9
  2000                         70.7           80.8           82.2           233.7              --             --
----------------------------------------------------------------------------------------------------------------

Net sales within this segment before intersegment eliminations for the quarter ended June 30, 2000 increased 25.7% to $82.2 million from $65.4 million for the quarter ended June 30, 1999. Net sales within this segment before intersegment eliminations for the nine months ended June 30, 2000 increased 25.4% to $233.7 million from $186.3 million for the nine months ended June 30, 1999. The increase resulted from higher volumes in the plastic packaging division and increased selling prices in the recycled fiber division.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2000 increased 17.2% to $300.9 million from $256.7 million for the quarter ended June 30, 1999. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 2000 increased to 81.2% from 77.7% for the quarter ended June 30, 1999. Cost of goods sold for the nine months ended June 30, 2000 increased 17.8% to $871.8 million from $740.3 million for the nine months ended June 30, 1999. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 2000 increased to 80.2% from 77.6% for the nine months ended June 30, 1999. The increase in cost of goods sold as a percentage of net sales was primarily attributable to higher raw material costs and operating inefficiencies at several plants some of which was related to the start-up of certain new equipment.

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

                              Three months ended June 30,              Nine months ended June 30,
                               2000                1999                2000                 1999
                         ----------------    ----------------    -----------------     ----------------
  (In Millions)           LIFO      FIFO      LIFO      FIFO      LIFO       FIFO      LIFO       FIFO
-------------------------------------------------------------------------------------------------------
   Cost of goods sold    $300.9    $297.5    $256.7    $256.2    $871.8     $865.7     $740.3    $741.3
   Net income               2.6       4.7       9.9      10.2     (22.0)     (18.3)      27.5      26.9
-------------------------------------------------------------------------------------------------------

Gross Profit

                          First           Second           Third        Nine Months     Fourth       Fiscal
  (% of Net Sales)       Quarter          Quarter         Quarter       Ended 6/30      Quarter       Year
-----------------------------------------------------------------------------------------------------------
  1999                    23.0%            22.1%           22.3%           22.5%         22.3%         22.4%
  2000                    20.8%            19.9%           18.8%           19.8%           --            --
-------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended June 30, 2000 decreased 5.7% to $69.6 million from $73.8 million for the quarter ended June 30, 1999. Gross profit for the nine months ended June 30, 2000 increased 0.6% to $215.5 million from $214.3 million for the nine months ended June 30, 1999. Gross profit as a percentage of net sales was 18.8% and 22.3% for the quarters ended June 30, 2000 and 1999, respectively. Gross profit as a percentage of net sales was 19.8% and 22.4% for the nine months ended June 30, 2000 and 1999, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2000 increased 11.2% to $46.8 million from $42.1 million for the quarter ended June 30, 1999. Selling, general and administrative expenses for the nine months ended June 30, 2000 increased 8.7% to $135.3 million from $124.5 million for the nine months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 2000 decreased to 12.6% from 12.7% for the quarter ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales for the nine months ended June 30, 2000 decreased to 12.4% from 13.0% for the nine months ended June 30, 1999.

Plant Closing and Other Costs

After the quarter ended June 30, 2000, we decided to consolidate the folding carton operations of our Madison, Wisconsin folding carton plant into other plants over a period of six to eight months. This closing was announced in July 2000 and will result in the termination of approximately 180 employees. We expect to incur pre-tax charges aggregating $2.1 million consisting primarily of severance, machinery relocation, asset and lease write downs and other one-time costs in connection with the closing of the Madison plant.

During the second quarter of fiscal 2000, we incurred losses in excess of expectations in our two folding carton plants that use web offset manufacturing technology. As a result, during the second quarter we decided to close our folding carton plant in Chicago, Illinois and consolidate our web offset operations into our other folding carton operations. This closing was announced in April 2000 and resulted in the termination of approximately 180 employees. The plant is expected to close prior to the end of fiscal 2000. Although this consolidation will reduce expected operating losses in our web offset operations, we expect to continue to incur losses in these operations. Accordingly, we recorded asset impairment charges during the second quarter of $43.1 million, reflecting our determination that a material diminution in the value of the assets, including goodwill of $25.4 million (which is not deductible for tax purposes), relating to our two folding carton plants that use web offset manufacturing technology had occurred. We incurred pre-tax charges of approximately $2.5 million and made payments of approximately $0.4 million for severance, equipment relocation and other one-time costs, during the three and nine month periods ended June 30, 2000, respectively, related to this closing. We expect to incur additional pre-tax charges aggregating

$2.6 million during the fourth quarter of fiscal 2000 related to severance, machinery relocation and other one time costs in connection with the closing of the Chicago plant.

During the second quarter of fiscal 2000, we decided to close our folding carton plant in Norcross, Georgia. This closing was announced in April 2000 and resulted in the termination of approximately 70 employees. The plant is expected to close prior to the end of fiscal 2000. As a result of this decision, we incurred pre-tax charges of approximately $0.9 million and $1.9 million and made payments of approximately $0.2 million and $0.2 million for severance, equipment relocation, impairment of certain plant assets and other one-time costs, during the three and nine month periods ended June 30, 2000, respectively, related to this closing. We expect to incur pre-tax charges aggregating approximately $0.6 million during the fourth quarter of fiscal 2000 consisting primarily of severance, machinery relocation and other one time costs related to this closing. We are moving production from this facility to other folding carton facilities.

During the first quarter of fiscal 2000, we announced the closing of our Lynchburg, Virginia laminated paperboard products plant. The closing resulted in the termination of approximately 115 employees. We expect severance, equipment relocation and other one-time costs in connection with this closing to reduce pre-tax income by approximately $8.9 million during fiscal 2000. We incurred pre-tax charges of approximately $1.5 million and $8.0 million and made payments of approximately $1.9 million and $8.1 million for severance, equipment relocation and other one-time costs, during the three and nine month periods ended June 30, 2000, respectively, related to this closing and certain other closed plants. We had a remaining nominal liability at June 30, 2000 related to the closing of the Lynchburg plant.

During the second quarter of fiscal 2000, we decided to remove from service certain equipment. As a result of this decision, we incurred impairment charges of $4.6 million related to this equipment in the second quarter.

During fiscal 1999, we closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving our coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, we made severance and other payments of $0.3 million and $0.7 million during the three and nine month periods ended June 30, 2000, respectively. We had a nominal remaining liability at June 30, 2000. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, we began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, we terminated approximately 40 employees. We made severance and other payments of approximately $0.1 million and $0.4 million during the three and nine months ended June 30, 2000, respectively, related to these terminations. The remaining liability at June 30, 2000 is $0.8 million, which is expected to be paid over the next two years.

Segment Operating Income.

Operating Income -- Packaging Products Segment

                                     Net Sales      Operating
(In Millions, except Percentages)   (Aggregate)       Income       Return on Sales
----------------------------------------------------------------------------------
First Quarter                         $ 210.8        $  13.9            6.6%
Second Quarter                          209.0           14.0            6.7
Third Quarter                           218.3           13.7            6.3
                                      -------        -------            ---
Nine Months Ended 6/30                  638.1           41.6            6.5
Fourth Quarter                          238.3           19.1            8.0
----------------------------------------------------------------------------------
Fiscal 1999                           $ 876.4        $  60.7            6.9%
==================================================================================

FIRST QUARTER                         $ 230.0        $  11.2            4.9%
SECOND QUARTER                          238.7           14.2            5.9
THIRD QUARTER                           242.6           16.3            6.7
                                      -------        -------            ---
NINE MONTHS ENDED 6/30                  711.3           41.7            5.9
FOURTH QUARTER                             --             --             --
----------------------------------------------------------------------------------
FISCAL 2000                                --             --             --
==================================================================================

Operating income attributable to the packaging products segment for the quarter ended June 30, 2000 increased 19.0% to $16.3 million from $13.7 million for the quarter ended June 30, 1999. Operating income attributable to the packaging products segment for the nine months ended June 30, 2000 increased 0.2% to $41.7 million from $41.6 million for the nine months ended June 30, 1999. Operating margin for the quarter ended June 30, 2000 was 6.7% compared to 6.3% for the quarter ended June 30, 1999. Operating margin for the nine months ended June 30, 2000 was 5.9% compared to 6.5% for the nine months ended June 30, 1999. The increase in operating margin as a percentage of sales for the third fiscal quarter was primarily the result of improved operating efficiencies in our corrugated display operations and certain folding carton operations. The decrease in operating margin as a percentage of sales for the nine month period was primarily the result of higher raw material costs, significant losses in our web offset folding carton operations and operational problems attributable in part to start-up of new equipment.

Operating Income -- Paperboard Segment

                                                                                                                         Weighted
                                                                      Boxboard      Average       Medium     Average     Average
                              Net Sales    Operating                     Tons      Boxboard        Tons       Medium    Recovered
                             (Aggregate)     Income        Return      Shipped       Price       Shipped       Price    Paper Cost
                            (In Millions) (In Millions)   On Sales  (In Thousands) (Per Ton)  (In Thousands) (Per Ton)   (Per Ton)
----------------------------------------------------------------------------------------------------------------------------------
First Quarter                   $100.2       $ 13.6         13.6%        221.7       $  403         45.2       $  288     $   53
Second Quarter                    97.2         10.7         11.0         218.5          399         43.5          328         52
Third Quarter                    107.0         15.3         14.3         238.5          398         45.3          340         58
Nine Months Ended 6/30           304.4         39.6         13.0         678.7          400        134.0          319         54
Fourth Quarter                   111.9         12.7         11.3         242.5          406         44.7          388         76
----------------------------------------------------------------------------------------------------------------------------------
Fiscal 1999                     $416.3       $ 52.3         12.6%        921.2       $  401        178.7       $  336     $   60
==================================================================================================================================
FIRST QUARTER                   $115.1       $ 13.7         11.9%        242.6       $  420         42.4       $  386     $   83
SECOND QUARTER                   120.3         11.0          9.1         249.8          426         44.7          403         91
THIRD QUARTER                    117.0          6.2          5.3         233.7          445         40.9          419        108
                                ------       ------         ----         -----                     -----                  ------
NINE MONTHS ENDED 6/30           352.4         30.9          8.8         726.1          430        128.0          403       94.0
FOURTH QUARTER                      --           --           --            --           --           --           --         --
----------------------------------------------------------------------------------------------------------------------------------
FISCAL 2000                         --           --           --            --           --           --           --         --
==================================================================================================================================

Operating income attributable to the paperboard segment for the quarter ended June 30, 2000 decreased 59.5% to $6.2 million from $15.3 million for the quarter ended June 30, 1999. Operating income attributable to the paperboard segment for the nine months ended June 30, 2000 decreased 22.0% to $30.9 million from $39.6 million for the nine months ended June 30, 1999. Operating margin for the quarter ended June 30, 2000 was 5.3% compared to 14.3% for the quarter ended June 30, 1999. Operating margin for the nine months ended June 30, 2000 was 8.8% compared to 13.0% for the nine months ended June 30, 1999. The decrease in operating margin was primarily the result of raw material and energy cost increases that were not fully passed on to customers, costs associated with the start up of new equipment at our Otsego, Michigan papermill and operational issues at certain other papermills.

Operating Income -- Laminated Paperboard, Plastic Packaging and Recycled Fiber Segment

                                          Net Sales   Operating     Return
                                         (Aggregate)   Income      On Sales
   (In Millions, except Percentages)
---------------------------------------------------------------------------
   First Quarter                            $  59.9    $   0.1        0.2%
   Second Quarter                              61.0        1.5        2.5
   Third Quarter                               65.4        1.7        2.6
                                            -------    -------        ---
   Nine Months Ended 6/30                     186.3        3.3        1.8
   Fourth Quarter                              74.6        3.6        4.8
---------------------------------------------------------------------------
   Fiscal 1999                              $ 260.9    $   6.9        2.6%
===========================================================================
   FIRST QUARTER                            $  70.7    $   3.2        4.5%
   SECOND QUARTER                              80.8        5.0        6.2
   THIRD QUARTER                               82.2        3.8        4.6
                                            -------    -------        ---
   NINE MONTHS ENDED 6/30                     233.7       12.0        5.1
   FOURTH QUARTER                                --         --         --
---------------------------------------------------------------------------
   FISCAL 2000                                   --         --         --
===========================================================================

Operating income attributable to this segment for the quarter ended June 30, 2000 was $3.8 million as compared to $1.7 million for the quarter ended June 30, 1999. Operating income attributable to this segment for the nine months ended June 30, 2000 was $12.0 million as compared to $3.3 million for the nine months ended June 30, 1999. Operating margin for the quarter ended June 30, 2000 increased to 4.6% from 2.6% for the quarter ended June 30, 1999. Operating margin for the nine months ended June 30, 2000 increased to 5.1% from 1.8% for the nine months ended June 30, 1999. The increase in operating margin primarily resulted from higher margins in our recycled fiber division due to increases in selling prices and sales of higher margin products and improved operating efficiencies in our plastic packaging division.

Interest Expense

Interest expense for the quarter ended June 30, 2000 increased 18.7% to $8.9 million from $7.5 million for the quarter ended June 30, 1999. Interest expense for the nine months ended June 30, 2000 increased 7.6% to $25.4 million from $23.6 million for the nine months ended June 30, 1999. The increase in interest expense for the quarter and nine months ended June 30, 2000 was primarily due to an increase in our average outstanding borrowings and increases in our weighted average interest rates.

Provision for Income Taxes

The income tax expense for the quarter ended June 30, 2000 was $3.0 million compared to $7.6 million for the quarter ended June 30, 1999. Provision for income taxes decreased to $6.3 million for the nine months ended June 30, 2000 from $21.5 million for the nine months ended June 30, 1999. The Company's effective tax expense rate was 53.3% for the quarter ended June 30, 2000 compared to an effective tax expense rate of 43.4% for the quarter ended June 30, 1999. The Company's effective tax rate decreased to 40.2% for the nine months ended June 30, 2000 compared to 43.9% for the nine months ended June 30, 1999. Differences between our effective tax rate and statutory rates relate primarily to the amortization and write-off of goodwill, which is not deductible for income tax purposes.

Net Income (Loss) and Earnings (Loss) Per Common and Common Equivalent Share

Net income for the quarter ended June 30, 2000 was $2.6 million and net loss for the nine months ended June 30, 2000 was $(22.0) million. Net income for the quarter and nine months ended June 30, 1999 was $9.9 million and $27.5 million, respectively. Net income as a percentage of net sales was 0.7% for the quarter and net loss as a percentage of net sales was 2.0% for the nine months ended June 30, 2000. Net income as a percentage of net sales was 3.0% and 2.9% for the quarter and nine months ended June 30, 1999, respectively. Earnings per common and common equivalent share for the quarter ended June 30, 2000 was $0.07 and loss per common and common equivalent share for the nine months ended June 30, 2000 was $(0.63). Earnings per common and common equivalent share for the quarter and nine months ended June 30, 1999 were $0.28 and $0.78, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $450.0 million. On June 30, 2000 we replaced our existing revolving credit agreement with a new five-year agreement that terminates in fiscal 2005. At June 30, 2000, we had $391.0 million outstanding under our revolving credit facility. Cash and cash equivalents, $7.4 million at June 30, 2000, increased from $4.5 million at September 30, 1999.

Net cash provided by operating activities decreased for the nine months ended June 30, 2000 to $62.5 million from $80.0 million for the nine months ended June 30, 1999. The decrease was primarily a result of increases in accounts receivable and inventory balances and decreases in accounts payable and accrued liabilities balances. Net cash provided by financing activities aggregated $9.4 million for the nine months ended June 30, 2000 and consisted primarily of additional borrowings under the revolving credit facility, partially offset by purchases of common stock and dividend payments. Net cash used for financing activities aggregated $17.1 million for the nine months ended June 30, 1999 and consisted primarily of repayments of long-term debt and dividend payments. Net cash used for investing activities was $69.0 million for the nine months ended June 30, 2000 compared to $66.0 million for the nine months ended June 30, 1999 and consisted primarily of capital expenditures for the nine months ended June 30, 2000 and June 30, 1999.

Capital expenditures during the nine months ended June 30, 2000 aggregated $67.6 million and were used primarily to purchase and upgrade machinery and equipment. We estimate that our capital expenditures will aggregate approximately $35.0 million for the remainder of fiscal 2000. These expenditures will be used to purchase and upgrade various machinery and equipment in all of our divisions.

During the second quarter of fiscal 2000, we announced the formation of a joint venture with Lafarge Corporation to produce gypsum paperboard liner for Lafarge's U.S. drywall manufacturing plants. The joint venture, Seven Hills Paperboard, LLC, will own and operate a paperboard mill located at our Lynchburg, Virginia manufacturing site. We will contribute a portion of our existing Lynchburg assets to the venture, which will manufacture gypsum paperboard liner using Lafarge's state of the art proprietary processes. As of July 31, 2000 we have contributed $4.9 million and we anticipate contributing an additional $4.1 million to the venture over the next several quarters for equipment. Lafarge owns 51 percent and we own 49 percent of the joint venture.

On April 28, 2000, the Board of Directors amended our current stock repurchase plan to allow for the repurchase of up to 2,000,000 shares in aggregate of Class A Common or Class B Common from April 28, 2000 to July 31, 2003. Through July 31, 2000, we have repurchased a total of 1,158,568 shares under our amended stock repurchase plan.

We anticipate that we will be able to fund our capital expenditures, acquisitions, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities, proceeds from the sale or securitization of assets or other additional long-term debt financing.

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

FORWARD-LOOKING STATEMENTS

Statements herein regarding future results of operations, estimated price increases, the cost of plant closings and expected losses under one customer contract constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to plant closings and expected losses under one customer contract, management has made assumptions regarding, among other things, the realizable value of property and equipment, the amount of severance costs, the estimated cost to perform under the customer contract and the amount and timing of estimated price increases. These assumptions could be inaccurate. Further, our future results of operations are subject to a number of general risks that could impact our performance in future periods including, among others, decreases in demand for our products, increases in raw material costs, fluctuations in selling prices, the adverse actions of our customers, the adverse actions of our competitors and our suppliers and adverse changes in general market and industry conditions. We believe our statements are reasonable; however, undue reliance should not be placed on such statements which are based on current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to the Company, See the "Market Risk Sensitive Instruments and Positions" section in the Management's Discussion and Analysis of Results of Operations and Financial Condition, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Other than the following, there have been no significant developments with respect to derivatives or exposure to market risk. On January 18, 2000, we terminated our interest rate swap agreement that had a $100 million notional amount and, as a result, received $2.2 million in cash. This amount is being amortized into interest expense over the original term of the interest rate swap agreement.

                           PART II. OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10 - Credit Agreement
         27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ROCK-TENN COMPANY
                                                    (Registrant)



Date:  August 11, 2000           By:            /s/ DAVID C. NICHOLSON
     -------------------            --------------------------------------------
                                     David C. Nicholson, Senior Vice-President,
                                         Chief Financial Officer, Secretary
                                      (Principal Financial Officer, Principal
                                            Accounting Officer and duly
                                                authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS

                                                                    Page No.
Exhibit 10        Credit Agreement
Exhibit 27        Financial Data Schedule (for SEC use only)