Form 10-K
period 2000-09-30
ROCK TENN CO
filed 2000-12-20
CIK 230498

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

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                   OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM__________ TO__________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 7, 2000 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $68 million.

     As of December 7, 2000, the registrant had 22,457,514 and 10,813,265 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2000 are incorporated by reference in Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2001 are incorporated by reference in Parts III and IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, "we", "us", "our" or "Rock-Tenn" refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as RTS. We own 65% of RTS and conduct our partition products business through RTS.

GENERAL

     We are a leading converter of recycled and virgin paperboard and a leading manufacturer of recycled clay-coated and specialty paperboard. Our paperboard converting businesses include folding cartons, solid fiber partitions, plastic packaging and other products, corrugated packaging and corrugated sheet stock. We also produce corrugating medium and laminated paperboard products, as well as collect and sell recycled fiber. We operate 66 converting operations, 12 paperboard mills and one distribution facility. These facilities are located in 24 states, Canada, Mexico and Chile.

PRODUCTS

     We report our results of operations in three industry segments: (1) packaging products, (2) paperboard and (3) specialty corrugated packaging and display. For financial information relating to our segments, please see the information set forth in Note 11 to our audited consolidated financial statements incorporated by reference into "Item 8 -- Financial Statements and Supplementary Data" in this Annual Report. At the end of fiscal 2000, we evaluated the composition of our segments. As a result, all previously reported financial information relating to our segments has been restated to reflect the new composition of each segment.

  PACKAGING PRODUCTS

     We primarily manufacture three lines of packaging products:

     - folding cartons,

     - solid fiber partitions, and

     - plastic packaging.

     Folding Cartons. We believe that we are the third largest producer of folding cartons in North America. Customers use our folding cartons to package frozen, dry and perishable food items, paper goods, hardware products, textile, automotive, apparel and other products. We manufacture folding cartons from recycled or virgin paperboard, which we print, coat, die-cut and glue in accordance with customer specifications. We then ship finished cartons to customers' plants for packing and sealing. We operate 19 folding carton plants and one distribution facility. Sales of folding cartons to unaffiliated customers accounted for 40.5%, 42.9% and 45.3% of our net sales in fiscal 2000, 1999 and 1998, respectively.

     Partition Products. We believe that we are the largest manufacturer of solid fiber partitions in North America, which we market principally to glass container manufacturers. We manufacture fiber partitions from 100% recycled specialty paperboard. Our solid fiber partitions come in varying thicknesses to meet different structural requirements for high speed casing, uncasing and filling lines due to their precision die-cut construction. We focus on developing high quality, value-added partition products for specific applications to meet customers' packaging needs. We operate 12 solid fiber partition plants. Sales of fiber partition products to unaffiliated customers accounted for 9.3%, 10.3% and 10.8% of our net sales in fiscal 2000, 1999 and 1998, respectively.

     Plastic Packaging Products. We manufacture custom thermoformed plastic converted products and extruded plastic roll stock for sale to the food service, industrial products, consumer products, healthcare and food processor markets. We use contact heat and radiant heat thermoforming equipment to manufacture thermoformed products from plastic roll stock in a wide range of thicknesses, expanding the range of product applications. We also operate extruders to manufacture plastic roll stock in a wide range of resins and colors. We use virgin and recycled plastic resin purchased from third parties in the extrusion process, including high impact polystyrene, high density polyethylene, polypropylene, polyethylene terephthalate (PET) and K resin blends. We operate two plastic packaging plants. Sales of plastic packaging products to unaffiliated customers accounted for 4.3%, 3.6% and 3.5% of our net sales in fiscal 2000, 1999 and 1998, respectively.

  PAPERBOARD

     We collect recovered paper and produce four paperboard products:

     - 100% recycled clay-coated paperboard,

     - 100% recycled specialty paperboard,

     - 100% recycled corrugating medium, and

     - laminated paperboard.

     Clay-Coated and Specialty Paperboard and Corrugating Medium. We are the second largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard). We market our recycled clay-coated and specialty paperboard to manufacturers of folding cartons, solid fiber partitions, laminated paperboard products, tube and core products, set-up boxes and other paperboard products. We also manufacture recycled corrugating medium, which we market to corrugated sheet manufacturers. We operate 12 paperboard mills. Sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 17.3%, 16.4% and 15.5% of our net sales in fiscal 2000, 1999 and 1998, respectively.

     Laminated Paperboard Products. We believe we are the largest U.S. producer of laminated paperboard products for the book cover and furniture markets and that customers recognize our expertise in laminating recycled paperboard. We convert uncoated paperboard into specialty laminated paperboard products for use in book covers and binders, furniture, automotive components, fiber drums and other industrial products. We operate six laminated paperboard products plants. Sales of laminated paperboard products to unaffiliated customers accounted for 9.3%, 11.2% and 12.6% of our net sales in fiscal 2000, 1999 and 1998, respectively.

     Recycled Fiber. We operate 14 paper recovery facilities that collect paper from a number of sources including factories, commercial printers, office buildings, retail stores and paper converters as well as from other wastepaper collectors. After sorting and baling, we transfer collected paper to our paperboard mills for processing or sell it principally to other U.S. manufacturers of recycled paperboard. Several of our paper recovery facilities are located near our paperboard mills. This helps minimize freight costs and provides an additional source of supply of recovered paper for our operations, which is the principal raw material used to produce recycled paperboard. We also operate a marketing and brokerage group for servicing large national accounts. Sales of recovered paper to unaffiliated customers accounted for 3.3%, 2.1% and 2.0% of our net sales in fiscal 2000, 1999 and 1998, respectively.

  SPECIALTY CORRUGATED PACKAGING AND DISPLAY

     We manufacture corrugated packaging and corrugated sheet stock in a range of flute configurations and structural designs. We market corrugated packages and corrugated sheet stock products primarily in the Southeastern U.S. To make corrugated sheet stock, we simultaneously feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We market corrugated sheets to corrugated box manufacturers. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We operate one corrugator and five corrugated packaging plants.

     We believe we are the second largest manufacturer of temporary promotional displays in North America. We manufacture promotional displays for sale to many of the largest national consumer products companies and to smaller national and regional consumer products companies. We also provide contract packing services for completed displays, which may include customer products. We operate one corrugated display manufacturing facility, six contract packing facilities and nine display sales and design centers. Sales of our corrugated packaging and display products to unaffiliated customers accounted for 16.0%, 13.5% and 10.3% of our net sales in fiscal 2000, 1999 and 1998, respectively.

SALES AND MARKETING

     In fiscal 2000, we sold:

     - packaging products to approximately 3,200 customers,

     - recovered paper and paperboard products to approximately 1,800 customers, and

     - specialty corrugated packaging and display products to approximately 1,100 customers.

     None of our customers accounted for more than 5% of our net sales in fiscal 2000. We generally manufacture our products pursuant to customers' orders. Some of our products are marketed to key customers. The loss of any key customer could have an adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have strong relationships with our customers.

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

COMPETITION

     The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and specialty corrugated container markets, we compete with a significant number of national, regional and local packaging suppliers. In the fiber partition, point-of-purchase display, thermoformed plastic packaging and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. In the paperboard segment, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of recycled and recycled content paperboard. Our paperboard also competes with virgin paperboard.

     The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors. However, to the extent any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

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

  ENVIRONMENTAL REGULATION

     We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act, which we refer to as CERCLA, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

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

     We estimate that we will spend $1.0 to $2.0 million for capital expenditures during fiscal year 2001 in connection with matters relating to environmental compliance.

     In addition, we may choose to modify or replace the coal-fired boilers at two of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements will cost approximately $9.0 million.

     We have been identified as a potentially responsible party, which we refer to as a PRP, at eight active "superfund" sites pursuant to CERCLA or comparable state statutes. No remediation costs or allocations have been determined with respect to such sites other than costs that were not material to us. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we believe that any liability we may have at any site will not have a material adverse effect on our results of operations, financial condition or cash flows.

     On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality, which we refer to as MDEQ, in which MDEQ alleges that we are in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility's wastewater discharge permit at one of our Michigan facilities. The letter alleges that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. MDEQ further alleges that we are liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River site. The letter requests that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have agreed to enter into an administrative consent order pursuant to which improvements will be made to the facility's wastewater treatment system and we will pay a $75,000 fine for the alleged violations. We have also agreed to pay an additional $30,000 for past and future oversight costs incurred by the State of Michigan. Once the final order has been executed, we expect to pay this additional amount in three equal payments over the next three years. The cost of making upgrades to the process waste system and wastewater treatment systems is estimated to be approximately $1,000,000. Nothing contained in the order will constitute an admission of liability or any factual finding, allegation or legal conclusion on our part. The order is expected to be completed during the first quarter of fiscal 2001.

EMPLOYEES

     At September 30, 2000, we had 8,669 employees. Of these employees, 6,745 were hourly and 1,924 were salaried. Approximately 3,105 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years, and management believes that our relations with our employees are good.

ITEM 2.  PROPERTIES

     The following table shows information about our paperboard mills:

                                      FISCAL 2000
                                      PRODUCTION
                                       CAPACITY
          LOCATION OF MILL             (IN TONS)            PAPERBOARD PRODUCED
------------------------------------  -----------   ------------------------------------
St. Paul, MN........................    185,000     Recycled corrugating medium
Battle Creek, MI....................    134,000     Clay-coated recycled paperboard
Aurora, IL..........................     32,000     Specialty recycled paperboard
Dallas, TX..........................    169,000     Clay-coated and specialty recycled
                                                      paperboard
Lynchburg, VA.......................    116,000*    Specialty recycled paperboard
St. Paul, MN........................    167,000     Clay-coated recycled paperboard
Chattanooga, TN.....................    130,000     Specialty recycled paperboard
Otsego, MI..........................     87,000     Specialty recycled paperboard
Sheldon Springs, VT (Missisquoi          98,000     Clay-coated recycled paperboard
  Mill).............................
Eaton, IN...........................     59,000     Specialty recycled paperboard
Cincinnati, OH......................     51,000     Specialty recycled paperboard
Stroudsburg, PA.....................     52,000     Clay-coated recycled paperboard

---------------

* Reflects a lower production capacity than fiscal 1999 because of the temporary shutdown of one of our two paperboard machines at our Lynchburg, Virginia paperboard mill. This paperboard machine is being converted to manufacture gypsum wallboard facing paper and is owned by Seven Hills Paperboard, LLC, an entity in which we own 49% of the equity.

     In addition to our paperboard mills set forth above, we also operate 66 converting operations and one distribution facility that are located in 22 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada, Mexico and Chile. Of our facilities, we own 68 and lease 11. Our principal executive offices, which we own, are located in Norcross, Georgia. We believe that our existing production capacity is adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of our company are as follows:

                NAME                   AGE                    POSITION HELD
-------------------------------------  ---   ------------------------------------------------
James A. Rubright....................  54    Chairman of the Board and Chief Executive
                                             Officer
Edward E. Bowns......................  57    Executive Vice President and General Manager of
                                             the Specialty Packaging and Display Group*
David E. Dreibelbis..................  48    Executive Vice President and General Manager of
                                             the Paperboard Group*
Nicholas G. George...................  50    Executive Vice President and General Manager of
                                             the Folding Carton Group
Steven C. Voorhees...................  46    Executive Vice President and Chief Financial
                                             Officer
Russell M. Currey....................  39    Senior Vice President of Marketing and Planning
Vincent J. D'Amelio..................  49    Executive Vice President and General Manager of
                                             the Plastic Packaging Division
Terry W. Durham......................  45    Executive Vice President and General Manager of
                                             the Laminated Paperboard Products Division
James L. Einstein....................  55    Executive Vice President and General Manager of
                                             the Alliance Division
Paul J. England......................  45    Executive Vice President and General Manager of
                                             the Specialty Paperboard Division
Stephen P. Flanagan..................  46    Executive Vice President and General Manager of
                                             the Recycled Fiber Division
James K. Hansen......................  62    Executive Vice President and General Manager of
                                             the Coated Paperboard Division
John H. Morrison.....................  57    Executive Vice President and General Manager of
                                             the Corrugated Packaging Division
Richard E. Steed.....................  49    President and Chief Executive Officer of RTS

---------------

* The paperboard group consists of the recycled fiber, specialty paperboard, coated paperboard and laminated paperboard products divisions and the specialty packaging and display group consists of the plastic packaging, corrugated packaging and Alliance divisions and RTS.

     James A. Rubright has served as chairman of the board since January 2000 and chief executive officer since October 1999. Mr. Rubright served as vice-chairman of the board from October 1999 until January 2000. Prior to joining our company, Mr. Rubright served as executive vice president of Sonat, Inc. with responsibility for Sonat's interstate natural gas pipeline group since May 1997 and energy services businesses since May 1998. Mr. Rubright served as senior vice president, general counsel and chief accounting officer of Sonat, Inc. from May 1995 to May 1997.

     Edward E. Bowns has served as executive vice president and general manager of our specialty packaging and display group since November 2000. From November 1990 to October 2000, Mr. Bowns was executive vice president and general manager of our industrial products group. From February 1986 until November 1990, Mr. Bowns served as executive vice president and general manager of our partition division. Mr. Bowns joined our company in October 1980 and has served in various other capacities.

     David E. Dreibelbis has served as executive vice president and general manager of our paperboard group since November 2000. From September 1992 to October 2000, Mr. Dreibelbis was the executive vice president and general manager of our mill group. From July 1985 until September 1992, Mr. Dreibelbis was executive vice president and general manager of our recycled division. Mr. Dreibelbis joined our company in April 1979.

     Nicholas G. George has served as executive vice president and general manager of our folding carton group since June 1991. Mr. George was vice president and general sales manager of our folding carton group from January 1991 until June 1991. Mr. George was vice president of folding sales, western area, from July 1986 until January 1991. Mr. George joined our company in May 1980.

     Steven C. Voorhees has served as executive vice president and chief financial officer since September 2000. From November 1999 to August 2000, Mr. Voorhees served as managing partner of Kinetic Partners LLC, a power plant development and energy consulting firm. From July 1980 to October 2000, Mr. Voorhees served as an executive of Sonat, Inc., an energy company. From 1995 to 2000, Mr. Voorhees served in a variety of executive positions including executive vice president of Sonat Marketing, a natural gas marketing company, executive vice president of Sonat Power Marketing, a natural gas marketing company and as executive vice president of Sonat Power, a power plant development company. During this time period Mr. Voorhees also served on the board of directors of Citrus Corp., a joint venture of Sonat, Inc. and Enron Corp. holding their respective interest in Florida Gas Transmission Company.

     Russell M. Currey has served as senior vice president of marketing and planning since December 1994. Mr. Currey served as executive vice president and general manager of our recycled fiber division from September 1992 until August 1994. From February 1990 until September 1992, Mr. Currey served as manager of strategic development for our paperboard group. From July 1986 until February 1990, he was general manager of one of our recycled fiber plants. Mr. Currey joined our company in July 1983. Mr. Currey is the son of Bradley Currey, Jr. and is the nephew of Robert B. Currey, both of whom are directors of our company.

     Vincent J. D'Amelio has served as executive vice president and general manager of our plastic packaging division since July 1998. From 1994 until July 1998, he was vice president of manufacturing for our plastic packaging division. Mr. D'Amelio joined our company in 1994.

     Terry W. Durham has served as executive vice president and general manager of our laminated paperboard products division since August 2000. From September 1997 through July 2000, Mr. Durham served as senior vice president and chief operating officer of RTS. From April 1992 through August 1997, Mr. Durham was division general manager of the fiber partition division of Sonoco Products Company.

     James L. Einstein has served as executive vice president and general manager of our Alliance division since November 2000. From January 1995 until October 2000, Mr. Einstein served as vice president and regional manager of our display operations. Prior to joining our company, Mr. Einstein served as president and chief executive officer of Alliance Display and Packaging Company from 1991 until 1995.

     Paul J. England has served as executive vice president and general manager of our specialty paperboard division since September 1997. Mr. England served as executive vice president and general manager of our recycled fiber division from September 1994 until September 1997. From September 1989 to September 1994, Mr. England served in various capacities, including general manager of one of our paperboard mills. Mr. England joined our company in September 1989.

     Stephen P. Flanagan has served as executive vice president and general manager of our recycled fiber division since July 1998. From 1983 until 1995, he was general manager of one of our recycled fiber plants.

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

     John H. Morrison has served as executive vice president and general manager of our corrugated packaging division since November 2000. From March 1986 to October 2000, Mr. Morrison was executive vice president and general manager of our corrugated packaging and display division. From 1967 until March 1986, Mr. Morrison was employed by Union Camp Corporation, serving in various capacities, including general manager of a corrugated manufacturing plant.

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

     All our executive officers are elected annually by and serve at the discretion of either the board of directors or the chairman of the board. Mr. Steed is elected annually and serves at the discretion of the managing board of RTS.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market price information under the heading "Shareholder
Information -- Price Range of Class A Common Stock" on page 53, the shareholder information under the heading "Shareholder Information -- Common Stock" on page 53 and the dividend information under the heading "Five-Year Selected Financial and Operating Highlights" on page 22 of the Annual Report to Shareholders for the year ended September 30, 2000 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information under the heading "Five-Year Selected Financial and Operating Highlights" for the years ended September 30, 1996 through 2000 on page 22 of the Annual Report to Shareholders for the year ended September 30, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 33 of the Annual Report to Shareholders for the year ended September 30, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Market Risk Sensitive Instruments and Positions" on pages 29 through 30 of the Annual Report to Shareholders for the year ended September 30, 2000 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of our company and our subsidiaries included in the Annual Report to Shareholders for the year ended September 30, 2000 are incorporated herein by reference:

        Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998.

        Consolidated Balance Sheets as of September 30, 2000 and 1999.

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

     The information in Note 12, "Financial Results by Quarter (Unaudited)" for the years ended September 30, 2000, 1999 and 1998 on page 49 of the Annual Report to Shareholders for the year ended September 30, 2000 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2004," "Nominee for Election -- Term Expiring 2002," "Incumbent Directors -- Term Expiring 2003," and "Incumbent
Directors -- Term Expiring 2002" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2001 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2001 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table," "Pension Plan Table" and "Severance Agreements" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2001 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of our company and our consolidated subsidiaries and the Report of the Independent Auditors, included in our Annual Report to Shareholders for the year ended September 30, 2000 are incorporated by reference in Part II, Item 8:

        Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998.

        Consolidated Balance Sheets as of September 30, 2000 and 1999.

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

        No Current Reports on Form 8-K have been filed in the last quarter of the fiscal year ended September 30, 2000

2. FINANCIAL STATEMENT SCHEDULE OF ROCK-TENN COMPANY.

     The following financial statement schedule is included in Part IV of this report:

        Schedule II -- Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable or not required.

3. EXHIBITS.

EXHIBIT
NUMBER
-------
 2.1     --   Stock Purchase Agreement, dated January 21, 1997 between
              Rock-Tenn Company and the Shareholders of Wabash Corporation
              (incorporated by reference to the Registrant's Current
              Report on Form 8-K dated January 21, 1997).
 3.1     --   Restated and Amended Articles of Incorporation of the
              Registrant (incorporated by reference to Exhibit 3.1 to the
              Registrant's Registration Statement on Form S-1, File No.
              33-73312).
 3.2     --   Articles of Amendment to the Registrant's Restated and
              Amended Articles of Incorporation.
 3.3     --   Bylaws of the Registrant (incorporated by reference to
              Exhibit 3.2 to the Registrant's Registration Statement on
              Form S-1, File No. 33-73312).
 4.1     --   Credit Agreement, dated as of June 30, 2000 among Rock-Tenn
              Company, The Lenders listed therein, SunTrust Bank, as
              Agent, Bank of America, N.A., as Syndication Agent and
              Wachovia Bank, N.A., as Documentation Agent (incorporated by referenced to Exhibit 10 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 2000).
 4.2     --   Agreement to Provide Other Debt Instruments.
10.1     --   Rock-Tenn Company 1987 Stock Option Plan (incorporated by
              reference to Exhibit 10.11 to the Registrant's Registration
              Statement on Form S-1, File No. 33-73312).
10.2     --   Rock-Tenn Company 1989 Stock Option Plan (incorporated by
              reference to Exhibit 10.12 to the Registrant's Registration
              Statement on Form S-1, File No. 33-73312).
10.3     --   Rock-Tenn Company 1993 Employee Stock Option Plan
              (incorporated by reference to Exhibit 10.13 to the
              Registrant's Registration Statement on Form S-1, File No.
              33-73312).

EXHIBIT
NUMBER
-------
10.4     --   Rock-Tenn Company Key Employee Incentive Bonus Plan as
              amended on October 27, 1994.
10.5     --   Rock-Tenn Company Supplemental Executive Retirement Plan
              Effective as of October 1, 1994.
10.6     --   Joint Venture Agreement, dated September 5, 1997 between
              Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
              Products Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1997).
10.7     --   Contribution Agreement, dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company and RTS
              Packaging, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year
              ended September 30, 1997).
10.8     --   Amended and Restated Operating Agreement of RTS Packaging,
              LLC, dated as of September 5, 1997 between Rock-Tenn
              Partition Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
              Report on Form 10-K for the year ended September 30, 1997).
10.9     --   Retention Agreement, effective October 1, 1999, by and
              between Jay Shuster and Rock-Tenn Company (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.10    --   Severance Agreement, dated August 24, 2000, by and between
              David C. Nicholson and Rock Tenn Company.
12       --   Statement re: Computation of Ratio of Earnings to Fixed
              Charges.
13       --   Annual Report to Shareholders submitted herewith but not
              "filed," except for those portions expressly incorporated by reference herein.
21       --   Subsidiaries of the Registrant.
23       --   Report and Consent of Ernst & Young LLP.
27       --   Financial Data Schedule.(for SEC use only)
99.1     --   Audited Financial Statements for the Rock-Tenn Company 1993
              Employee Stock Purchase Plan for the years ended September
              30, 2000, 1999 and 1998.
99.2     --   Cautionary Statement relative to Forward-Looking Statements.

(B) REPORTS ON FORM 8-K

     Not applicable.

(C) SEE ITEM 14(A)(3) AND SEPARATE EXHIBIT INDEX ATTACHED HERETO.

(D) NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROCK-TENN COMPANY

Dated: December 20, 2000                  By:     /s/ JAMES A. RUBRIGHT
                                            ------------------------------------
                                                    James A. Rubright
                                                Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 SIGNATURE                                  TITLE                       DATE
--------------------------------------------  ----------------------------------  -----------------
           /s/ JAMES A. RUBRIGHT              Director, Chairman of the Board     December 20, 2000
--------------------------------------------  and Chief Executive Officer
             James A. Rubright                (Principal Executive Officer)

           /s/ STEVEN C. VOORHEES             Executive Vice President and Chief  December 20, 2000
--------------------------------------------  Financial Officer (Principal
             Steven C. Voorhees               Financial and Accounting Officer)

          /s/ STEPHEN G. ANDERSON             Director                            December 20, 2000
--------------------------------------------
            Stephen G. Anderson

             /s/ J. HYATT BROWN               Director                            December 20, 2000
--------------------------------------------
               J. Hyatt Brown

            /s/ ROBERT B. CURREY              Director                            December 20, 2000
--------------------------------------------
              Robert B. Currey

           /s/ A.D. FRAZIER, JR.              Director                            December 20, 2000
--------------------------------------------
             A.D. Frazier, Jr.

      /s/ LAWRENCE L. GELLERSTEDT, III        Director                            December 20, 2000
--------------------------------------------
        Lawrence L. Gellerstedt, III

            /s/ JOHN D. HOPKINS               Director                            December 20, 2000
--------------------------------------------
              John D. Hopkins

            /s/ LOU BROWN JEWELL              Director                            December 20, 2000
--------------------------------------------
              Lou Brown Jewell

            /s/ JAMES W. JOHNSON              Director                            December 20, 2000
--------------------------------------------
              James W. Johnson

           /s/ CHARLES R. SEXTON              Director                            December 20, 2000
--------------------------------------------
             Charles R. Sexton

                 SIGNATURE                                  TITLE                       DATE
--------------------------------------------  ----------------------------------  -----------------
            /s/ JOHN W. SPIEGEL               Director                            December 20, 2000
--------------------------------------------
              John W. Spiegel

          /s/ BRADLEY CURREY, JR.             Director                            December 20, 2000
--------------------------------------------
            Bradley Currey, Jr.

                               INDEX TO EXHIBITS

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                          -----------------------                     ----------
   2.1     --  Stock Purchase Agreement, dated January 21, 1997 between
               Rock-Tenn Company and the Shareholders of Wabash Corporation
               (incorporated by reference to the Registrant's Current
               Report on Form 8-K dated January 21, 1997)
   3.1     --  Restated and Amended Articles of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312)
   3.2     --  Articles of Amendment to the Registrant's Restated and
               Amended Articles of Incorporation
   3.3     --  Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1, File No. 33-73312)
   4.1     --  Credit Agreement, dated as of June 30, 2000 among Rock-Tenn
               Company, The Lender listed therein, SunTrust Bank, as Agent,
               Bank of America, N.A., as Syndication Agent and Wachovia
               Bank, N.A., as Documentation Agent (incorporated by
               reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
   4.2     --  Agreement to Provide Other Debt Instruments
  10.1     --  Rock-Tenn Company 1987 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312)
  10.2     --  Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312)
  10.3     --  Rock-Tenn Company 1993 Employee Stock Option Plan
               (incorporated by reference to Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312)
  10.4     --  Rock-Tenn Company Key Employee Incentive Bonus Plan as
               amended on October 27, 1994.
  10.5     --  Rock-Tenn Company Supplemental Executive Retirement Plan
               Effective as of October 1, 1994.
  10.6     --  Joint Venture Agreement, dated September 5, 1997 between
               Rock-Tenn Company, Rock-Tenn Partition Company, Sonoco
               Products Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1997)
  10.7     --  Contribution Agreement dated as of September 5, 1997 by and among Rock-Tenn Company, Rock-Tenn Partition Company and RTS
               Packaging, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year
               ended September 30, 1997)
  10.8     --  Amended and Restated Operating Agreement of RTS Packaging,
               LLC, dated as of September 5, 1997 between Rock-Tenn
               Partition Company and Sonoco Partitions, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual
               Report on Form 10-K for the year ended September 30, 1997)
  10.9     --  Retention Agreement, effective October 1, 1999, by and between Jay Shuster and Rock-Tenn Company (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                          -----------------------                     ----------
  10.10    --  Severance Agreement, dated August 24, 2000, by and between
               David C. Nicholson and Rock-Tenn Company.
  12       --  Statements re: Computation of Ratio of Earnings to Fixed
               Charges
  13       --  Annual Report to Shareholders submitted herewith but not
               "filed," except for those portions expressly incorporated by reference herein
  21       --  Subsidiaries of the Registrant
  23       --  Report and Consent of Ernst & Young LLP
  27       --  Financial Data Schedule, (for SEC use only)
  99.1     --  Financial Statements for the Rock-Tenn Company 1993 Employee
               Stock Purchase Plan for the years ended September 30, 2000,
               1999, 1998
  99.2     --  Cautionary Statement relative to Forward-Looking Statements

                                                                     SCHEDULE II

                               ROCK-TENN COMPANY

                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                          CHARGED TO
                                             BALANCE AT     COSTS                             BALANCE AT
                                             BEGINNING       AND                                END OF
                DESCRIPTION                  OF PERIOD     EXPENSES     OTHER    DEDUCTIONS     PERIOD
-------------------------------------------  ----------   ----------    -----    ----------   ----------
Year ended September 30, 2000:
  Allowance for Doubtful Accounts,
     Returns...............................    $3,610      $14,338        --      $14,216       $3,732
  Reserve for Facility Closures and
     Consolidation.........................     2,714       14,785(1)     --       13,719        3,780
Year ended September 30, 1999
  Allowance for Doubtful Accounts,
     Returns...............................     3,817       11,417        --       11,624        3,610
  Reserve for Facility Closures and
     Consolidation.........................     3,884        3,050(1)     --        4,220        2,714
Year ended September 30, 1998:
  Allowance for Doubtful Accounts,
     Returns...............................     3,632       10,088        --        9,903        3,817
  Reserve for Facility Closures and
     Consolidation.........................     5,615        1,903(1)     --        3,634        3,884

---------------

(1) This reserve was recorded in connection with plant closings and employee terminations, net of reversals of $649, $300 and $247 in fiscal 2000, 1999 and 1998, respectively.