Form 10-Q
period 2000-12-31
ROCK TENN CO
filed 2001-02-13
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission File Number 0-23340

                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)

                  Georgia                                 62-0342590
         -------------------------------            ----------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

         504 Thrasher Street, Norcross, Georgia              30071
         --------------------------------------     ----------------------
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

         Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class                Outstanding as of February 13, 2001
         ----------------------------------- -----------------------------------
         Class A Common Stock, .01 par value              22,438,420
         Class B Common Stock, .01 par value              10,813,265

================================================================================

                                ROCK-TENN COMPANY

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income for the three months
                    ended December 31, 2000 and 1999                                                   1

                  Condensed Consolidated Balance Sheets at December 31, 2000 and
                    September 30, 2000                                                                 2

                  Condensed Consolidated Statements of Cash Flows for the three months
                    ended December 31, 2000 and 1999                                                   3

                  Notes to Condensed Consolidated Financial Statements                                 4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                          9

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                          16

PART II.          OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                    17

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Three Months Ended
                                                                          December 31,   December 31,
                                                                              2000           1999
                                                                          ------------   ------------

Net sales                                                                  $  345,169     $  346,821

Cost of goods sold                                                            279,199        274,624
                                                                           ----------     ----------

Gross profit                                                                   65,970         72,197

Selling, general and administrative expenses                                   42,722         42,870

Amortization of goodwill                                                        2,143          2,356

Plant closing and other costs                                                   1,865          2,474
                                                                           ----------     ----------

Income from operations                                                         19,240         24,497

Interest income and other income                                                  196            105

Interest expense                                                              (10,024)        (7,994)

Minority interest in income of consolidated subsidiary                           (747)        (1,161)
                                                                           ----------     ----------

Income before income taxes                                                      8,665         15,447

Provision for income taxes                                                      4,160          6,837
                                                                           ----------     ----------

Income before cumulative effect of a change in accounting principle             4,505          8,610

Cumulative effect of a change in accounting principle
   (net of $179 income taxes)                                                     286             --
                                                                           ----------     ----------

Net income                                                                 $    4,791     $    8,610
                                                                           ==========     ==========

Weighted average number of common and
   common equivalent shares outstanding                                        33,473         35,391
                                                                           ==========     ==========

Basic earnings per share                                                   $     0.14     $     0.25
                                                                           ==========     ==========

Diluted earnings per share                                                 $     0.14     $     0.24
                                                                           ==========     ==========

Cash dividends per share                                                   $    0.075     $    0.075
                                                                           ==========     ==========

                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     December 31,     September 30,
                                                                                         2000             2000
                                                                                     ------------     -------------
                                                                                     (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                                         $      8,875     $      5,449
   Accounts receivable (net of allowances of
     $3,673 and $3,732)                                                                   136,982          156,155
   Inventories                                                                            101,220           99,589
   Other current assets                                                                     8,965            8,050
                                                                                     ------------     ------------

       TOTAL CURRENT ASSETS                                                               256,042          269,243

Property, plant and equipment, at cost:
   Land and buildings                                                                     203,667          200,444
   Machinery and equipment                                                                866,157          855,714
   Transportation equipment                                                                12,812           13,222
   Leasehold improvements                                                                   8,669            8,561
                                                                                     ------------     ------------
                                                                                        1,091,305        1,077,941
   Less accumulated depreciation and amortization                                        (499,357)        (485,403)
                                                                                     ------------     ------------
   Net property, plant and equipment                                                      591,948          592,538
Goodwill, net                                                                             266,397          268,526
Other assets                                                                               31,664           28,656
                                                                                     ------------     ------------
                                                                                     $  1,146,051     $  1,158,963
                                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $     72,868     $     77,852
   Accrued compensation and benefits                                                       25,895           35,403
   Current maturities of debt                                                             101,631           20,328
   Other current liabilities                                                               25,250           26,792
                                                                                     ------------     ------------

       TOTAL CURRENT LIABILITIES                                                          225,644          160,375

Long-term debt due after one year                                                         434,410          514,492
Deferred income taxes                                                                      80,293           81,384
Other long-term items                                                                      22,517           16,409

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at December 31 and September 30                                        --               --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     22,352,414 and 22,031,024 outstanding at December 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; 10,813,265 and 11,352,739 outstanding
     at December 31 and September 30, respectively                                            332              334
   Capital in excess of par value                                                         127,047          127,682
   Retained earnings                                                                      263,898          262,872
   Accumulated other comprehensive loss                                                    (8,090)          (4,585)
                                                                                     ------------     ------------

       TOTAL SHAREHOLDERS' EQUITY                                                         383,187          386,303
                                                                                     ------------     ------------
                                                                                     $  1,146,051     $  1,158,963
                                                                                     ============     ============

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Three Months Ended
                                                                     December 31,   December 31,
                                                                         2000           1999
                                                                     ------------   ------------
OPERATING ACTIVITIES:
   Net income                                                         $    4,791     $    8,610

   Items in income not affecting cash:
     Depreciation and amortization                                        19,262         19,075
     Loss on asset impairment                                                 50             --
     Deferred income taxes                                                (1,091)         1,005
     Gain on disposal of plant and equipment and other, net                  (15)          (433)
     Minority interest in income of consolidated subsidiary                  747          1,161

   Change in operating assets and liabilities:
     Accounts receivable                                                  19,168          8,472
     Inventories                                                          (1,662)       (10,471)
     Other assets                                                         (1,004)          (222)
     Accounts payable                                                     (4,985)        (7,794)
     Accrued liabilities                                                  (8,315)        (6,551)
                                                                      ----------     ----------
                                                                           3,202        (16,566)
                                                                      ----------     ----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                  26,946         12,852

FINANCING ACTIVITIES:
   Net additions (repayments) to revolving credit facilities             (80,000)        13,000
   Additions to debt                                                      89,101          6,110
   Repayments of debt                                                     (7,879)           (81)
   Debt issuance costs                                                      (182)          (345)
   Sales of common stock                                                     417          1,051
   Purchases of common stock                                              (2,324)        (1,797)
   Cash dividends paid to shareholders                                    (2,495)        (2,630)
   Distribution to minority interest                                      (1,050)          (875)
                                                                      ----------     ----------

   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                       (4,412)        14,433

INVESTING ACTIVITIES:
   Cash paid for joint venture                                            (2,644)            --
   Capital expenditures                                                  (16,632)       (23,590)
   Proceeds from sale of property, plant and equipment                       182            774
   Increase in unexpended industrial revenue bond proceeds                    --         (3,247)
                                                                      ----------     ----------

   CASH USED FOR INVESTING ACTIVITIES                                    (19,094)       (26,063)

Effect of exchange rate changes on cash                                      (14)          (141)
                                                                      ----------     ----------

Increase in cash and cash equivalents                                      3,426          1,081
Cash and cash equivalents at beginning of period                           5,449          4,538
                                                                      ----------     ----------
Cash and cash equivalents at end of period                            $    8,875     $    5,619
                                                                      ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                    $    3,714     $    2,327
     Interest (net of amounts capitalized)                                 6,594          7,034

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month periods ended December 31, 2000 and 1999, the Company's financial position at December 31, 2000 and September 30, 2000, and the cash flows for the three month periods ended December 31, 2000 and 1999.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The results for the three months ended December 31, 2000 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2. Accounting Policies

The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. The Company includes in operations amounts received or paid when the underlying transaction settles. As of December 31, 2000, derivatives are included in other long-term liabilities on the balance sheet. The Company does not enter into or hold derivatives for trading or speculative purposes.

From time to time, the Company uses interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of its outstanding debt and to limit the Company's exposure to rising interest rates. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. The costs of purchasing interest rate caps are amortized to interest expense ratably during the life of the agreement. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of terminated swap agreements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

From time to time, the Company uses forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to its receivables denominated in Canadian dollars. The forward contracts are settled monthly and resulting gains or losses are recognized at the time of settlement.

The Company uses commodity swap agreements to limit the Company's exposure to falling sales prices and rising raw material costs for a portion of its recycled corrugating medium business. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

NOTE 3. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2000 and 1999 was $1.3 million and $9.3 million, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments resulting from the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (See Note 8: New Accounting Standards), as detailed below (in thousands):

                                                               Three Months Ended
                                                           December 31,  December 31,
                                                               2000          1999
                                                           ------------  ------------

Net income                                                   $  4,791      $  8,610

     Foreign currency translation                                (261)          712
     Unrealized loss on derivative instruments                 (3,244)           --
                                                             --------      --------
     Total other comprehensive (loss) income                   (3,505)          712

Comprehensive income                                         $  1,286      $  9,322
                                                             ========      ========

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

Inventories at December 31, 2000 and September 30, 2000 were as follows (in thousands):

                                                                     December 31,   September 30,
                                                                         2000            2000
                                                                     ------------   -------------

         Finished goods and work in process                           $   76,759      $   74,422
         Raw materials                                                    40,100          40,353
         Supplies                                                         11,955          12,159
                                                                      ----------      ----------
         Inventories at first-in, first-out (FIFO) cost                  128,814         126,934
         LIFO reserve                                                    (27,594)        (27,345)
                                                                      ----------      ----------
         Net inventories                                              $  101,220      $   99,589
                                                                      ==========      ==========

NOTE 6. PLANT CLOSING AND OTHER COSTS

During January 2001, the Company decided to consolidate the folding carton operations of its Augusta, Georgia folding carton plant into two other plants over a period of four to six months. This closing was announced in January 2001 and will result in the termination of approximately 125 employees. The Company expects to incur pre-tax charges aggregating $5.7 million consisting primarily of severance, machinery relocation, asset write downs and other one-time costs in connection with the closing of the Augusta plant.

During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company made severance and other payments of $1.3 million and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. The Company had a remaining liability of approximately $1.1 million at December 31, 2000. The Company has consolidated the operations of these closed plants into other existing facilities.

During 1999, the Company closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving its coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, the Company did not have any remaining severance or other payments as of December 31, 2000 and accordingly made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, the Company began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, the Company terminated approximately 40 employees. The Company made severance and other payments of approximately $0.2 million during the quarter ended December 31, 2000 related to these terminations. The remaining liability at December 31, 2000 is $0.3 million, which is expected to be paid over the remainder of fiscal 2001.

NOTE 7. LONG-TERM DEBT

On November 14, 2000, the Company entered into a $125 million receivables-backed financing transaction (the "Receivables Financing Facility"), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. The Receivables Financing Facility was provided by Blue Ridge Asset Funding Corporation, a commercial paper issuer administered by Wachovia Bank, N.A., with a back-up liquidity facility provided by Wachovia Bank, N.A. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles.

In accordance with its revolving credit agreement, the Company is required to comply with three financial covenants covering consolidated net worth, total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and fixed charges. As of December 31, 2000, the Company was in compliance with its consolidated net worth and total debt to EBITDA covenants, but was out of compliance with its fixed charges covenant due to high levels of plant closing and cash severance costs incurred during the last twelve months. The Company has obtained a waiver from its banks for this covenant.

NOTE 8. NEW ACCOUNTING STANDARDS

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires that the fair value of derivatives be recorded as assets or liabilities. Gains or losses resulting from changes in the fair value of derivatives would be accounted for currently in earnings or comprehensive income, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The adoption of SFAS 133 impacts the accounting for the Company's OCC and medium hedges.

The Company's results of operations can be significantly impacted by fluctuations in the price of its raw materials, especially OCC and corrugating medium. To manage the risks associated with changes in prices, the Company uses hedge contracts, which have maturities of up to 36 months.

Upon the adoption of SFAS 133, the Company recorded the fair market value of its OCC and medium hedges on the consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of its hedge contracts. The related gains or losses on these contracts are deferred in shareholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related OCC/medium purchases are consumed and recognized in expense. However, to the extent that the change in the value of the OCC/medium hedge contract does not perfectly offset the change in the value of the purchase being hedged, that ineffective portion of the hedge is immediately recognized in income.

On October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." This bulletin provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                    Three Months Ended
                                                                                December 31,   December 31,
                                                                                    2000           1999
                                                                                ------------   ------------
Numerator:
       Income before cumulative effect of a change
           in accounting principle                                               $    4,505      $  8,610
       Cumulative effect of a change in accounting principle,
           net of tax                                                                   286            --
                                                                                 ----------      --------
       Net income available to common shareholders                               $    4,791      $  8,610
                                                                                 ==========      ========

Denominator:
       Denominator for basic earnings per share - weighted average shares            33,444        35,026
       Effect of dilutive stock options                                                  29           365
                                                                                 ----------      --------
       Denominator for diluted earnings per share - weighted
           average shares and assumed conversions                                    33,473        35,391
                                                                                 ==========      ========

Basic earnings per share
       Income before cumulative effect of a change
             in accounting principle                                             $     0.13      $   0.25
       Cumulative effect of a change in accounting principle                           0.01            --
                                                                                 ----------      --------
       Net income                                                                $     0.14      $   0.25
                                                                                 ==========      ========

Diluted earnings per share
       Income before cumulative effect of a change
             in accounting principle                                             $     0.13      $   0.24
       Cumulative effect of a change in accounting principle                           0.01            --
                                                                                 ----------      --------
       Net income                                                                $     0.14      $   0.24
                                                                                 ==========      ========

NOTE 10.  SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):

                                                                      Three Months Ended
                                                                 December 31,    December 31,
                                                                     2000            1999
                                                                 ------------    ------------
Net sales (aggregate):
   Packaging Products                                             $  195,575      $  192,923
   Paperboard                                                        131,455         144,324
   Specialty Corrugated Packaging and Display                         57,830          52,325
                                                                  ----------      ----------
Total                                                             $  384,860      $  389,572
                                                                  ==========      ==========
Less net sales (intersegment):
   Packaging Products                                             $      733      $    1,021
   Paperboard                                                         37,641          40,511
   Specialty Corrugated Packaging and Display                          1,317           1,219
                                                                  ----------      ----------
Total                                                             $   39,691      $   42,751
                                                                  ==========      ==========
Net sales (unaffiliated customers):
   Packaging Products                                             $  194,842      $  191,902
   Paperboard                                                         93,814         103,813
   Specialty Corrugated Packaging and Display                         56,513          51,106
                                                                  ----------      ----------
Total                                                             $  345,169      $  346,821
                                                                  ==========      ==========
Segment income:
   Packaging Products                                             $    9,295      $    6,335
   Paperboard                                                          9,108          15,472
   Specialty Corrugated Packaging and Display                          2,303           6,248
                                                                  ----------      ----------
                                                                      20,706          28,055
LIFO and intercompany profit                                            (250)         (1,200)
Plant closing and other costs                                         (1,865)         (2,474)
Other non-allocated expenses                                             649             116
Minority interest in income of consolidated subsidiary                  (747)         (1,161)
Interest expense                                                     (10,024)         (7,994)
Interest and other income                                                196             105
                                                                  ----------      ----------
Income before income taxes                                        $    8,665      $   15,447
                                                                  ----------      ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2000, which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

SEGMENT AND MARKET INFORMATION

We report our results in three industry segments: (1) packaging products, (2) paperboard and (3) specialty corrugated packaging and display. No customer accounts for more than 5% of our consolidated net sales.

The packaging products segment consists of facilities that produce folding cartons, solid fiber partitions and thermoformed plastic products. We compete with a significant number of national, regional and local packaging suppliers. During fiscal 2000, we sold packaging products to approximately 3,200 customers. We sell packaging products to several large national customers; however, the majority of our packaging products sales are to smaller national and regional customers. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, which we refer to as boxboard; corrugating medium, which we refer to as medium; and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2000, we sold boxboard, corrugating medium, laminated paperboard products and recovered paper to approximately 1,800 customers. A significant percentage of our sales of boxboard are made to our packaging products and specialty corrugated packaging and display segments and to our laminated paperboard products division. Our paperboard segment's sales volumes may therefore be directly impacted by changes in demand for our packaging and laminated paperboard products.

The specialty corrugated packaging and display segment consists of facilities that produce corrugated containers and displays. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2000, we sold corrugated containers and display products to approximately 1,100 customers. Due to the highly competitive nature of the specialty packaging and display business, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

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

                               ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


                                                                              FOR THE THREE MONTHS ENDED
                                                                          DECEMBER 31,           DECEMBER 31,
                                                                             2000                   1999
                                                                          ------------           ------------
NET SALES:

Packaging Products Segment                                                $195,575                $192,923
Paperboard Segment                                                         131,455                 144,324
Specialty Corrugated Packaging and Display Segment                          57,830                  52,325
Intersegment Eliminations                                                  (39,691)                (42,751)
                                                                          --------                --------
TOTAL                                                                      345,169                 346,821
                                                                          --------                --------

INCOME BEFORE INCOME TAXES:

Packaging Products Segment                                                   9,295                   6,335
Paperboard Segment                                                           9,108                  15,472
Specialty Corrugated Packaging and Display Segment                           2,303                   6,248
                                                                          --------                --------
Segment Income Before Income Taxes                                          20,706                  28,055

LIFO and Intercompany Profit                                                  (250)                 (1,200)
Plant Closing and Other Costs                                               (1,865)                 (2,474)
Other Non-Allocated Expenses                                                   649                     116
Interest Expense                                                           (10,024)                 (7,994)
Interest and Other Income                                                      196                     105
Minority Interest in Income of Consolidated Subsidiary                        (747)                 (1,161)
                                                                          --------                --------
TOTAL                                                                     $  8,665                $ 15,447
                                                                          ========                ========
Paperboard shipped (in tons)                                               258,164                 292,725
                                                                          ========                ========

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers)
Net sales for the quarter ended December 31, 2000 decreased 0.5% to $345.2 million from $346.8 million for the quarter ended December 31, 1999. Net sales decreased primarily as a result of weakening market conditions in our paperboard businesses.

Net Sales (Aggregate) - Packaging Products Segment


  (In Millions)       First Quarter      Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
  -------------       -------------      --------------      -------------      --------------       -----------
  2000                       $192.9              $195.1             $202.8              $206.6            $797.4
  2001                       $195.6                  --                 --                  --                --
                             ------              ------             ------              ------            ------

Net sales of packaging products before intersegment eliminations for the quarter ended December 31, 2000 increased 1.4% to $195.6 million from $192.9 million for the quarter ended December 31, 1999. The increase for the quarter ended December 31, 2000 was a result of increased demand in our plastic packaging business partially offset by volume decreases in our folding carton and RTS packaging businesses.

Net Sales (Aggregate) - Paperboard Segment


  (In Millions)     First Quarter     Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
  -------------     -------------     --------------      -------------      --------------       -----------
  2000                     $144.3             $154.7             $148.9              $140.6            $588.5
  2001                     $131.5                 --                 --                  --                --
                           ------             ------             ------              ------            ------

Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 2000 decreased 8.9% to $131.5 million from $144.3 million for the quarter ended December 31, 1999. The decrease for the quarter ended December 31, 2000 was primarily due to a decrease in demand for our products by customers in the furniture and book industries, adversely affecting volumes in our laminated paperboard products and specialty paperboard divisions. Reduced sales volumes at our RTS packaging division also contributed to the decline in sales in our specialty paperboard division. The reduction in sales to RTS resulted primarily from an increase in tons sold to RTS by the other partner in the venture, who did not exercise their contractual right to sell paperboard to the venture in the first quarter of fiscal 2000.

Net Sales (Aggregate) - Specialty Corrugated Packaging and Display Segment


  (In Millions)       First Quarter      Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
  -------------       -------------      --------------      -------------      --------------       -----------
  2000                        $52.3               $59.2              $59.1               $68.2            $238.8
  2001                        $57.8                  --                 --                  --                --
                              -----               -----              -----               -----            ------

Net sales within this segment before intersegment eliminations for the quarter ended December 31, 2000 increased 10.5% to $57.8 million from $52.3 million for the quarter ended December 31, 1999. The increase was attributable to higher sales volumes in our Alliance division and higher selling prices in our corrugated packaging division.

Cost of Goods Sold
Cost of goods sold for the quarter ended December 31, 2000 increased 1.7% to $279.2 million from $274.6 million for the quarter ended December 31, 1999. Cost of goods sold as a percentage of net sales for the quarter ended December 31, 2000 increased to 80.9% from 79.2% for the quarter ended December 31, 1999. The increase in cost of goods sold resulted primarily from increases in natural gas prices over the first quarter of fiscal 2000.

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


                                               Three months ended December 31,
                                              2000                           1999
                                  -------------------------       ---------------------------
                                   LIFO               FIFO         LIFO                 FIFO
(In Millions)                      ----               ----         ----                 ----
Cost of goods sold                $279.2             $278.9       $274.6               $273.4
Net income                           4.8                5.0          8.6                  9.3
                                  ------             ------       ------               ------


Gross Profit


                         First Quarter       Second Quarter      Third Quarter     Fourth Quarter        Fiscal Year
  (% of Net Sales)       -------------       --------------      -------------     --------------        -----------
  2000                       20.8%               19.9%              18.8%             19.4%                19.7%
  2001                       19.1%                 --                 --                --                   --
                             ----                ----               ----              ----                 ----

Gross profit for the quarter ended December 31, 2000 decreased 8.6% to $66.0 million from $72.2 million for the quarter ended December 31, 1999. Gross profit as a percentage of net sales was 19.1% and 20.8% for the quarters ended December 31, 2000 and 1999. See Cost of Goods Sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 2000 decreased 0.5% to $42.7 million from $42.9 million for the quarter ended December 31, 1999. Selling, general and administrative expenses as a percentage of net sales remained steady at 12.4% for the quarters ended December 31, 2000 and December 31, 1999.

Plant Closing and Other Costs
During January 2001, we decided to consolidate the folding carton operations of our Augusta, Georgia folding carton plant into two other plants over a period of four to six months. This closing was announced in January 2001 and will result in the termination of approximately 125 employees. We expect to incur pre-tax charges aggregating $5.7 million consisting primarily of severance, machinery relocation, asset write downs and other one-time costs in connection with the closing of the Augusta plant.

During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we made severance and other payments of $1.3 million and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. We had a remaining liability of approximately $1.1 million at December 31, 2000. We have consolidated the operations of these closed plants into other existing facilities.

During 1999, we closed a folding carton plant in Taylorsville, North Carolina, a laminated paperboard products operation in Otsego, Michigan and an uncoated papermill serving our coverboard converting operations in Jersey City, New Jersey. The closures resulted in the termination of approximately 280 employees. In connection with these closings, we did not have any remaining severance or other payments as of December 31, 2000 and accordingly made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 1998, we began implementing certain cost reduction initiatives designed to reduce overhead and production costs and improve operating efficiency. In connection with these cost reduction initiatives, we terminated approximately 40 employees. We made severance and other payments of approximately $0.2 million during the quarter ended December 31, 2000 related to these terminations. The remaining liability at December 31, 2000 is $0.3 million, which is expected to be paid over the remainder of fiscal 2001.

Segment Operating Income.

Operating Income - Packaging Products Segment


                                                     Net Sales                  Operating
                                                    (Aggregate)                    Income            Return on Sales
(In Millions, except Percentages)                   -----------                 ---------            ---------------
First Quarter                                           $192.9                   $ 6.3                    3.3%
Second Quarter                                           195.1                     7.7                    3.9
Third Quarter                                            202.8                    10.7                    5.3
Fourth Quarter                                           206.6                    10.1                    4.9
                                                        ------                   -----                    ---
Fiscal 2000                                             $797.4                   $34.8                    4.4%
                                                        ======                   =====                    ===

FIRST QUARTER                                           $195.6                   $ 9.3                    4.8%
SECOND QUARTER                                              --                      --                     --
THIRD QUARTER                                               --                      --                     --
FOURTH QUARTER                                              --                      --                     --
                                                        ------                   -----                    ---
FISCAL 2001                                                 --                      --                     --
                                                        ======                   =====                    ===

Operating income attributable to the packaging products segment for the quarter ended December 31, 2000 increased 47.6% to $9.3 million from $6.3 million for the quarter ended December 31, 1999. Operating margin for the quarter ended December 31, 2000 was 4.8% compared to 3.3% for the quarter ended December 31, 1999. The increase in operating margin was primarily the result of operating efficiencies in our folding carton division gained through plant consolidations in fiscal 2000. Also contributing to the increase in operating margin was a sales increase of over 50% in our plastic packaging business, which resulted in an increase in operating income.

Operating Income - Paperboard Segment


                                                                                                                         Weighted
                                                                                                                         Average
                                                                   Boxboard      Average       Medium        Average    Recovered
                         Net Sales      Operating                    Tons       Boxboard        Tons         Medium      Paper
                        (Aggregate)       Income       Return       Shipped       Price        Shipped        Price       Cost
                       (In Millions)  (In Millions)   on Sales   (In Thousands) (Per Ton)   (In Thousands)  (Per Ton)   (Per Ton)
                       -------------  -------------   --------   -------------- ---------   --------------  ---------   ---------

First Quarter             $  144.3       $  15.5         10.7%         250.4       $420            42.4       $386         $ 83
Second Quarter               154.7          14.7          9.5          257.1        426            44.7        403           91
Third Quarter                148.9           8.4          5.6          242.0        445            40.9        419          108
Fourth Quarter               140.6           9.0          6.4          228.7        449            42.2        407           88
                          --------       -------         ----          -----       ----            ----       ----         ----
Fiscal 2000               $  588.5       $  47.6          8.1%         978.2       $435           170.2       $403         $ 92
                          ========       =======         ====          =====       ====            ====       ====         ====

FIRST QUARTER             $  131.5       $   9.1          6.9%         216.7       $451            41.5       $393         $ 65
SECOND QUARTER                  --            --           --             --         --              --         --           --
THIRD QUARTER                   --            --           --             --         --              --         --           --
FOURTH QUARTER                  --            --           --             --         --              --         --           --
                          --------       -------         ----          -----       ----            ----       ----         ----
FISCAL 2001                     --            --           --             --         --              --         --           --
                          ========       =======         ====          =====       ====            ====       ====         ====

Operating income attributable to the paperboard segment for the quarter ended December 31, 2000 decreased 41.3% to $9.1 million from $15.5 million for the quarter ended December 31, 1999. Operating margin for the quarter ended December 31, 2000 was 6.9% compared to 10.7% for the quarter ended December 31, 1999. The decrease in operating margin resulted from higher energy costs and softer markets. Sales of our laminated paperboard products declined due to a decrease in demand by customers in the book and furniture industries. In turn, the reduced sales volumes at our laminated paperboard products division, combined with a decline in sales to our RTS packaging division, reduced operating income in our specialty paperboard division. The decreases in operating margin of our mills were partially offset by lower recovered fiber prices. However, this decline in recovered fiber prices reduced operating margin of our recycled fiber division, further contributing to the decrease in operating margin of our paperboard segment.

Operating Income - Specialty Corrugated Packaging and Display Segment


                                              Net Sales                      Operating                       Return
                                            (Aggregate)                         Income                     on Sales
 (In Millions, except Percentages)          -----------                      ---------                     --------
  First Quarter                                  $ 52.3                          $ 6.2                       11.9%
  Second Quarter                                   59.2                            7.8                       13.2
  Third Quarter                                    59.1                            7.2                       12.2
  Fourth Quarter                                   68.2                            7.2                       10.6
                                                 ------                          -----                       ----
  Fiscal 2000                                    $238.8                          $28.4                       11.9%
                                                 ======                          =====                       ====

  FIRST QUARTER                                   $57.8                          $ 2.3                        4.0%
  SECOND QUARTER                                     --                             --                         --
  THIRD QUARTER                                      --                             --                         --
  FOURTH QUARTER                                     --                             --                         --
                                                 ------                          -----                       ----
  FISCAL 2001                                        --                             --                         --
                                                 ======                          =====                       ====

Operating income attributable to this segment for the quarter ended December 31, 2000 was $2.3 million compared to $6.2 million for the quarter ended December 31, 1999. Operating margin for the quarter ended December 31, 2000 decreased to 4.0% from 11.9% for the quarter ended December 31, 1999. The decrease in operating margin primarily resulted from higher fixed costs associated with positioning the Alliance division for fiscal 2001 growth while experiencing lower margins during the quarter ended December 31, 2000, which is typically the seasonally weakest profit quarter for the promotional display business. Additionally, we experienced unusually strong earnings in our Alliance division during the first quarter of fiscal 2000, adversely affecting the quarter-to-quarter comparison.

Interest Expense
Interest expense for the quarter ended December 31, 2000 increased to $10.0 million from $8.0 million for the quarter ended December 31, 1999. The increase in interest expense for the quarter ended December 31, 2000 was primarily due to an increase in the average outstanding borrowings and higher interest rates.

Provision for Income Taxes
Provision for income taxes decreased to $4.2 million for the quarter ended December 31, 2000 from $6.8 million for the quarter ended December 31, 1999. The Company's effective tax rate increased to 48.0% for the quarter ended December 31, 2000 compared to 44.3% for the quarter ended December 31, 1999. Differences between our effective tax rate and statutory rates relate primarily to the amortization of certain goodwill which is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share
Net income for the quarter ended December 31, 2000 decreased 44.2% to $4.8 million from $8.6 million for the quarter ended December 31, 1999. Net income as a percentage of net sales decreased to 1.4% for the quarter ended December 31, 2000 from 2.5% for the quarter ended December 31, 1999. Diluted earnings per common and common equivalent share for the quarters ended December 31, 2000 and 1999 were $0.14 and $0.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures
We have funded our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $450.0 million. At December 31, 2000, we had $313.0 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $8.9 million at December 31, 2000, increased from $5.4 million at September 30, 2000.

Net cash provided by operating activities increased for the three months ended December 31, 2000 to $26.9 million from $12.9 million for the quarter ended December 31, 1999. The increase was primarily a result of a decrease in accounts receivable due to better collection activity. Net cash used for financing activities aggregated $4.4 million for the quarter ended December 31, 2000 and consisted primarily of purchases of common stock and dividend payments partially offset by net additional borrowings. Net cash provided by financing activities aggregated $14.4 million for the quarter ended December 31, 1999 and consisted primarily of additional borrowings under the revolving credit facility, partially offset by purchases of common stock and dividend payments. Net cash used for investing activities was $19.1 million for the quarter ended December 31, 2000 compared to $26.1 million for the quarter ended December 31, 1999 and consisted primarily of capital expenditures for the quarters ended December 31, 2000 and December 31, 1999.

Capital expenditures during the quarter ended December 31, 2000 aggregated $16.6 million and were used primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $80.0 million for fiscal 2001. These expenditures will be used for the purchase and upgrading of machinery and equipment in all of our divisions and for building expansions and improvements in one of our divisions.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments
We enter into a variety of derivative transactions. Generally, we designate at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitor each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. We include in operations amounts received or paid when the underlying transaction settles. As of December 31, 2000, derivatives are included in other long-term liabilities on the balance sheet. We do not enter into or hold derivatives for trading or speculative purposes.

From time to time, we use interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of our outstanding debt and to limit our exposure to rising interest rates. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. The costs of purchasing interest rate caps are amortized to interest expense ratably during the life of the agreement. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of terminated swap agreements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of the extinguishment.

From time to time, we use forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. The forward contracts are settled monthly and resulting gains or losses are recognized at the time of settlement.

We use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs for a portion of our recycled corrugating medium business. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

FORWARD-LOOKING STATEMENTS

Statements herein regarding, among other things, estimated capital expenditures and the estimated costs of closing the Augusta facility, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures as well as estimated severance costs, the timing and cost of relocating equipment and the amount of asset write downs in connection with closing the Augusta facility. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. Further, these forward-looking statements are subject to other general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, fluctuations in selling prices, possible adverse actions of our customers, our competitors and suppliers and adverse changes in general market and industry conditions. We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


For a discussion of certain market risks related to the Company, see the "Market Risk Sensitive Instruments and Positions" section in the Management's Discussion and Analysis of Results of Operations and Financial Condition, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. There have been no significant developments with respect to derivatives or exposure to market risk.

                           PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROCK-TENN COMPANY
                                              (Registrant)




Date:    February 13, 2001              By: /s/ STEVEN C. VOORHEES
     ------------------------              ------------------------------------
                                                  STEVEN C. VOORHEES
                                               Executive Vice-President,
                                                Chief Financial Officer
                                        (Principal Financial Officer, Principal
                                              Accounting Officer and duly
                                                   authorized officer)