Form 10-Q
period 2001-03-31
ROCK TENN CO
filed 2001-05-15
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-23340


                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


               Georgia                                     62-0342590
      ------------------------------                -----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)


      504 Thrasher Street, Norcross, Georgia                 30071
      --------------------------------------        -----------------------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                         Outstanding as of May 14, 2001
-----------------------------------        ------------------------------
Class A Common Stock, .01 par value                  22,692,665
Class B Common Stock, .01 par value                  10,647,807

================================================================================

                                ROCK-TENN COMPANY

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations for the three months
                    and six months ended March 31, 2001 and 2000                                           1

                  Condensed Consolidated Balance Sheets at March 31, 2001 and
                    September 30, 2000                                                                     2

                  Condensed Consolidated Statements of Cash Flows for the six months
                    ended March 31, 2001 and 2000                                                          3

                  Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                             10

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              20

PART II.          OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders                                     21

  Item 6.         Exhibits and Reports on Form 8-K                                                        22

                  Index to Exhibits                                                                       24

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months Ended                    Six Months Ended
                                                                March 31,          March 31,          March 31,          March 31,
                                                                  2001               2000               2001               2000
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  367,410         $  369,940         $  712,579         $  716,761

Cost of goods sold                                                293,615            296,303            572,814            570,927
                                                               ----------         ----------         ----------         ----------

Gross profit                                                       73,795             73,637            139,765            145,834

Selling, general and administrative expenses                       45,164             45,648             87,886             88,518

Amortization of goodwill                                            2,142              2,357              4,285              4,713

Plant closing and other costs                                       3,175             52,725              5,040             55,199
                                                               ----------         ----------         ----------         ----------

Income (loss) from operations                                      23,314            (27,093)            42,554             (2,596)

Interest and other income                                             101                 83                297                188

Interest expense                                                   (9,370)            (8,465)           (19,394)           (16,459)

Minority interest in income of consolidated subsidiary               (777)            (1,274)            (1,524)            (2,435)
                                                               ----------         ----------         ----------         ----------

Income (loss) before income taxes                                  13,268            (36,749)            21,933            (21,302)

Provision for income taxes                                          5,950             (3,493)            10,110              3,344
                                                               ----------         ----------         ----------         ----------

Income (loss) before cumulative effect of a
     change in accounting principle                                 7,318            (33,256)            11,823            (24,646)

Cumulative effect of a change in accounting
     principle (net of $179 income taxes)                              --                 --                286                 --
                                                               ----------         ----------         ----------         ----------

Net income (loss)                                              $    7,318         $  (33,256)        $   12,109         $  (24,646)
                                                               ==========         ==========         ==========         ==========

Weighted average number of common and common
     equivalent shares outstanding-diluted                         33,250             34,797             33,259             34,912
                                                               ==========         ==========         ==========         ==========

Basic earnings (loss) per share                                $     0.22         $    (0.96)        $     0.36         $    (0.71)
                                                               ==========         ==========         ==========         ==========

Diluted earnings (loss) per share                              $     0.22         $    (0.96)        $     0.36         $    (0.71)
                                                               ==========         ==========         ==========         ==========

Cash dividends per common share                                $    0.075         $    0.075         $     0.15         $     0.15
                                                               ==========         ==========         ==========         ==========

                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      March 31,           September 30,
                                                                                        2001                   2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $      3,075           $      5,449
   Accounts receivable (net of allowances of
     $4,125 and $3,732)                                                                  155,359                156,155
   Inventories                                                                            97,685                 99,589
   Other current assets                                                                    6,830                  8,050
                                                                                    ------------           ------------
       TOTAL CURRENT ASSETS                                                              262,949                269,243

Property, plant and equipment, at cost:
   Land and buildings                                                                    205,123                200,444
   Machinery and equipment                                                               875,517                855,714
   Transportation equipment                                                               12,544                 13,222
   Leasehold improvements                                                                  8,702                  8,561
                                                                                    ------------           ------------
                                                                                       1,101,886              1,077,941
   Less accumulated depreciation and amortization                                       (511,389)              (485,403)
                                                                                    ------------           ------------
   Net property, plant and equipment                                                     590,497                592,538
Goodwill, net                                                                            263,949                268,526
Other assets                                                                              34,966                 28,656
                                                                                    ------------           ------------
                                                                                    $  1,152,361           $  1,158,963
                                                                                    ============           ============

-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $     77,459           $     77,852
   Accrued compensation and benefits                                                      31,329                 35,403
   Current maturities of debt                                                            115,338                 20,328
   Other current liabilities                                                              30,280                 26,792
                                                                                    ------------           ------------
       TOTAL CURRENT LIABILITIES                                                         254,406                160,375

Long-term debt due after one year                                                        407,827                514,492
Deferred income taxes                                                                     82,712                 81,384
Other long-term items                                                                     20,455                 16,409

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at March 31 and September 30                                          --                     --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     22,476,567 and 22,031,024 outstanding at March 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; 10,777,131 and 11,352,739 outstanding
     at March 31 and September 30, respectively                                              333                    334
   Capital in excess of par value                                                        127,645                127,682
   Retained earnings                                                                     268,713                262,872
   Accumulated other comprehensive loss                                                   (9,730)                (4,585)
                                                                                    ------------           ------------
       TOTAL SHAREHOLDERS' EQUITY                                                        386,961                386,303
                                                                                    ------------           ------------
                                                                                    $  1,152,361           $  1,158,963
                                                                                    ============           ============

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                        March 31,           March 31,
                                                                                          2001                2000
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                   $   12,109          $  (24,646)

   Items in income (loss) not affecting cash:
     Depreciation and amortization                                                         38,264              38,453
     Deferred income taxes                                                                  1,328              (9,192)
     Gain on disposal of property, plant and equipment                                       (209)               (473)
     Minority interest in income of consolidated subsidiary                                 1,524               2,435
     Impairment loss and other non-cash charges                                               310              49,719

   Change in operating assets and liabilities:
     Accounts receivable                                                                      317              (6,092)
     Inventories                                                                            1,310              (6,997)
     Other assets                                                                           2,636              (2,660)
     Accounts payable                                                                        (183)             (4,395)
     Accrued and other liabilities                                                          1,342              (6,676)
                                                                                       ----------          ----------
                                                                                            5,422             (26,820)
                                                                                       ----------          ----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                   58,748              29,476

INVESTING ACTIVITIES:
   Capital expenditures                                                                   (34,147)            (46,301)
   Proceeds from sale of property, plant and equipment                                        456                 123
   Decrease (increase) in unexpended industrial revenue bond proceeds                         261              (3,247)
   Cash contributed to joint venture                                                       (7,532)                 --
                                                                                       ----------          ----------

   CASH USED FOR INVESTING ACTIVITIES                                                     (40,962)            (49,425)
FINANCING ACTIVITIES:
   Net (repayments) additions to revolving credit facilities                             (104,000)             24,911
   Additions to debt                                                                      110,713               5,457
   Repayments of debt                                                                     (18,367)               (602)
   Debt issuance costs                                                                       (189)               (104)
   Sales of common stock                                                                    1,015               2,164
   Purchases of common stock                                                               (2,324)             (6,564)
   Cash dividends paid to shareholders                                                     (4,997)             (5,247)
   Distribution to minority interest                                                       (2,100)             (1,575)
                                                                                       ----------          ----------

   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                       (20,249)             18,440

Effect of exchange rate changes on cash                                                        89                  34
                                                                                       ----------          ----------

Decrease in cash and cash equivalents                                                      (2,374)             (1,475)
Cash and cash equivalents at beginning of period                                            5,449               4,538
                                                                                       ----------          ----------
Cash and cash equivalents at end of period                                             $    3,075          $    3,063
                                                                                       ==========          ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period
   for:
     Income taxes (net of refunds)                                                     $    5,171          $   14,676
     Interest (net of amounts capitalized)                                                 14,513              16,907

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and six month periods ended March 31, 2001 and 2000, the Company's financial position at March 31, 2001 and September 30, 2000, and the cash flows for the six month periods ended March 31, 2001 and 2000.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The results for the three months and six months ended March 31, 2001 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2. ACCOUNTING POLICIES

The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. The Company includes in operations amounts received or paid when the underlying transaction settles. As of March 31, 2001, derivatives are included in other long-term liabilities on the balance sheet. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three and six months ended March 31, 2001 was $5.7 million and $7.0 million, respectively. Total comprehensive loss for the three and six months ended March 31, 2000 was $33.1 million and $23.8 million, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments resulting from the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (See Note 9: New Accounting Standards), as detailed below (in thousands):

                                                              Three Months Ended:                     Six Months Ended:

                                                           March 31,         March 31,          March 31,          March 31,
                                                              2001              2000               2001               2000
                                                           ---------         ---------          ---------          ---------
Net income (loss)                                          $   7,318         $ (33,256)         $  12,109          $ (24,646)

     Foreign currency translation                             (3,212)              150             (3,473)               862
     Unrealized gain (loss) on derivative instruments          1,571                --             (1,673)                --
                                                           ---------         ---------          ---------          ---------
     Total other comprehensive (loss) income                  (1,641)              150             (5,146)               862
                                                           ---------         ---------          ---------          ---------

Comprehensive income (loss)                                $   5,677         $ (33,106)         $   6,963          $ (23,784)
                                                           =========         =========          =========          =========

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

Inventories at March 31, 2001 and September 30, 2000 were as follows (in thousands):

                                                                  March 31,         September 30,
                                                                    2001                2000
                                                                 ----------         -------------
         Finished goods and work in process                      $   74,332          $   74,422
         Raw materials                                               38,776              40,353
         Supplies                                                    11,671              12,159
                                                                 ----------          ----------
         Inventories at first-in, first-out (FIFO) cost             124,779             126,934
         LIFO reserve                                               (27,094)            (27,345)
                                                                 ----------          ----------
         Net inventories                                         $   97,685          $   99,589
                                                                 ==========          ==========

NOTE 6. PLANT CLOSING AND OTHER COSTS

During the second quarter of fiscal 2001, the Company decided to consolidate the folding carton operations of its Augusta, Georgia folding carton plant into two other plants over a period of four to six months. The closing resulted in the termination of approximately 125 employees. As a result of this decision, the Company incurred pre-tax charges of approximately $1.0 million and made severance payments of approximately $0.1 million, during the three and six month periods ended March 31, 2001. The Company expects to incur pre-tax charges aggregating approximately $4.7 million for the remainder of fiscal 2001 consisting primarily of severance, machinery relocation, asset write-downs and other one-time costs in connection with the closing of the Augusta plant.

During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company made severance and other payments of $0.6 and $1.9 million for the three and six months ended March 31, 2001, respectively, and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. The Company had a remaining liability of approximately $0.5 million at March 31, 2001. The Company has consolidated the operations of these closed plants into other existing facilities.

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

During the second quarter of fiscal 2001, the Company amended its bank Revolving Credit and Term Loan Agreement. The amendment revised the financial covenants to exclude from earnings the cash costs of certain plant closings and reduced the amount of available borrowing capacity from $450 million to $400 million. The amendment did not change the interest rate for borrowings under the credit agreement. As of March 31, 2001, the Company was in compliance with all covenants stipulated in its revolving credit agreement.

NOTE 8. INCOME TAXES

The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                   Three Months Ended               Six Months Ended
                                                 March 31,      March 31,       March 31,      March 31,
                                                   2001           2000            2001           2000
--------------------------------------------------------------------------------------------------------
Statutory federal tax rate                         35.0%          35.0%
                                                                                  35.0%          35.0%
State taxes, net of federal benefit                 3.6            3.4             3.6            3.3

Non-deductible amortization and
   write-off of goodwill                            4.5          (28.4)            5.4          (52.2)

Other, net (primarily non-taxable
   items)                                           1.7           (0.5)            2.1           (1.8)
--------------------------------------------------------------------------------------------------------
Effective tax rate                                 44.8%           9.5%           46.1%         (15.7)%
--------------------------------------------------------------------------------------------------------

NOTE 9. NEW ACCOUNTING STANDARDS

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

NOTE 10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                     Three Months Ended                  Six Months Ended
                                                                  March 31,       March 31,          March 31,         March 31,
                                                                    2001            2000               2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Numerator:
       Income (loss) before cumulative effect
           of a change in accounting principle                    $ 7,318        $  (33,256)        $   11,823        $  (24,646)
       Cumulative effect of a change in
           accounting principle, net of tax                            --                --                286                --
                                                                  -------        ----------         ----------        ----------
       Net income (loss) available to common
              shareholders                                        $ 7,318        $  (33,256)        $   12,109        $  (24,646)
                                                                  =======        ==========         ==========        ==========

Denominator:
       Denominator for basic earnings (loss) per share -
           weighted average shares                                 33,222            34,797             33,231            34,912
       Effect of dilutive stock options                                28                --                 28                --
                                                                  -------        ----------         ----------        ----------
       Denominator for diluted earnings (loss) per share -
           weighted average shares and
           assumed conversions                                     33,250            34,797             33,259            34,912
                                                                  =======        ==========         ==========        ==========

Basic earnings (loss) per share
       Income (loss) before cumulative effect of a
             change in accounting principle                       $  0.22        $    (0.96)        $     0.35        $    (0.71)
       Cumulative effect of a change in
             accounting principle                                      --                --               0.01                --
                                                                  -------        ----------         ----------        ----------
             Net income (loss) per share-basic                    $  0.22        $    (0.96)        $     0.36        $    (0.71)
                                                                  =======        ==========         ==========        ==========

Diluted earnings (loss) per share
       Income (loss) before cumulative effect
             of a change in accounting principle                  $  0.22        $    (0.96)        $     0.35        $    (0.71)
       Cumulative effect of a change in
             accounting principle                                      --                --               0.01                --
                                                                  -------        ----------         ----------        ----------
             Net income (loss) per share-diluted                  $  0.22        $    (0.96)        $     0.36        $    (0.71)
                                                                  =======        ==========         ==========        ==========

Common stock equivalents were anti-dilutive and therefore excluded from the calculation of weighted average shares used in computing diluted loss per share for the three months and six months ended March 31, 2000.

NOTE 11. SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):

                                                                  Three Months Ended                     Six Months Ended
                                                              March 31,          March 31,          March 31,          March 31,
                                                                2001               2000               2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Net sales (aggregate):
   Packaging Products                                        $  206,918         $  195,083         $  402,493         $  388,006
   Paperboard                                                   133,158            154,714            264,613            299,038
   Specialty Corrugated Packaging and Display                    65,778             59,192            123,608            111,517
--------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  405,854         $  408,989         $  790,714         $  798,561
--------------------------------------------------------------------------------------------------------------------------------
Less net sales (intersegment):
   Packaging Products                                        $      946         $      643         $    1,679         $    1,664
   Paperboard                                                    35,949             37,072             73,590             77,583
   Specialty Corrugated Packaging and Display                     1,549              1,334              2,866              2,553
--------------------------------------------------------------------------------------------------------------------------------
Total                                                        $   38,444         $   39,049         $   78,135         $   81,800
--------------------------------------------------------------------------------------------------------------------------------
Net sales (unaffiliated customers):
   Packaging Products                                        $  205,972         $  194,440         $  400,814         $  386,342
   Paperboard                                                    97,209            117,642            191,023            221,455
   Specialty Corrugated Packaging and Display                    64,229             57,858            120,742            108,964
--------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  367,410         $  369,940         $  712,579         $  716,761
--------------------------------------------------------------------------------------------------------------------------------
Segment income:
   Packaging Products                                        $   10,040         $    7,684         $   19,335         $   14,019
   Paperboard                                                     8,852             14,690             17,960             30,162
   Specialty Corrugated Packaging and Display                     7,831              7,793             10,134             14,041
--------------------------------------------------------------------------------------------------------------------------------
                                                                 26,723             30,167             47,429             58,222
LIFO and intercompany profit                                        500             (1,465)               250             (2,665)
Plant closing and other costs                                    (3,175)           (52,725)            (5,040)           (55,199)
Other non-allocated expenses                                       (734)            (3,070)               (85)            (2,954)
Interest and other income                                           101                 83                297                188
Interest expense                                                 (9,370)            (8,465)           (19,394)           (16,459)
Minority interest in income of consolidated
 subsidiary                                                        (777)            (1,274)            (1,524)            (2,435)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            $   13,268         $  (36,749)        $   21,933         $  (21,302)
--------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2000 which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

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

The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, which we refer to as boxboard; corrugating medium, which we refer to as medium; and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2000, we sold boxboard, corrugating medium, laminated paperboard products and recovered paper to approximately 1,800 customers. A significant percentage of our sales of boxboard is made to our packaging products and specialty corrugated packaging and display segments and to our laminated paperboard products division. Our paperboard segment's sales volumes may therefore be directly impacted by changes in demand for our packaging and laminated paperboard products.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


                                              FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                             March 31,            March 31,          March 31,         March 31,
                                                 2001                 2000               2001             2000
                                             --------             --------           ------             ------
NET SALES:

Packaging Products Segment                   $206,918             $195,083           $402,493         $388,006
Paperboard Segment                            133,158              154,714            264,613          299,038
Specialty Corrugated Packaging and
   Display Segment                             65,778               59,192            123,608          111,517
Intersegment Eliminations                     (38,444)             (39,049)           (78,135)         (81,800)
--------------------------------------------------------------------------------------------------------------
TOTAL                                        $367,410             $369,940           $712,579         $716,761
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES:

Packaging Products Segment                    $10,040              $ 7,684            $19,335         $ 14,019
Paperboard Segment                              8,852               14,690             17,960           30,162
Specialty Corrugated Packaging and
   Display Segment                              7,831                7,793             10,134           14,041
--------------------------------------------------------------------------------------------------------------

Segment Income                                 26,723               30,167             47,429           58,222

LIFO and Intercompany Profit                      500               (1,465)               250           (2,665)
Plant Closing and Other Costs                  (3,175)             (52,725)            (5,040)         (55,199)
Other Non-Allocated Expenses                     (734)              (3,070)               (85)          (2,954)
Interest and Other Income                         101                   83                297              188
Interest Expense                               (9,370)              (8,465)           (19,394)         (16,459)
Minority Interest in Income of
      Consolidated Subsidiary                    (777)              (1,274)            (1,524)          (2,435)
--------------------------------------------------------------------------------------------------------------
TOTAL                                       $  13,268             $(36,749)           $21,933         $(21,302)
Paperboard Shipped (in tons)                  262,183              301,802            520,347          594,527
==============================================================================================================


RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)
Net sales for the quarter ended March 31, 2001 decreased 0.7% to $367.4 million from $369.9 million for the quarter ended March 31, 2000. Net sales for the six months ended March 31, 2001 decreased 0.6% to $712.6 million from $716.8 million for the six months ended March 31, 2000. Net sales decreased primarily as a result of weak market conditions in our paperboard businesses.

Net Sales  (Aggregate) - Packaging Products Segment


                            First             Second       Six Months           Third          Fourth         Fiscal
  (In Millions)           Quarter            Quarter       Ended 3/31         Quarter         Quarter           Year
  ------------------------------------------------------------------------------------------------------------------
  2000                     $192.9             $195.1           $388.0          $202.8          $206.6         $797.4
  2001                      195.6              206.9            402.5              --             ---             --
  ------------------------------------------------------------------------------------------------------------------

Net sales of packaging products before intersegment eliminations for the quarter ended March 31, 2001 increased 6.0% to $206.9 million from $195.1 million for the quarter ended March 31, 2000. Net sales of packaging products before intersegment eliminations for the six months ended March 31, 2001 increased 3.7% to $402.5 million from $388.0 million for the six months ended March 31, 2000. The increase was a result of firmer market conditions in our folding carton business and increases in volume and selling prices in our plastic packaging division offset by a decline in sales volume at our partition joint venture, RTS packaging.

Net Sales  (Aggregate) - Paperboard Segment

                              First         Second       Six Months         Third          Fourth          Fiscal
  (In Millions)             Quarter        Quarter       Ended 3/31       Quarter         Quarter            Year
  ---------------------------------------------------------------------------------------------------------------
  2000                       $144.3         $154.7           $299.0        $148.9          $140.6          $588.5
  2001                        131.5          133.1            264.6            --              --              --
  ---------------------------------------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 2001 decreased 14.0% to $133.1 million from $154.7 million for the quarter ended March 31, 2000. Net sales of paperboard before intersegment eliminations for the six months ended March 31, 2001 decreased 11.5% to $264.6 million from $299.0 million for the six months ended March 31, 2000. The decrease was primarily due to a decrease in demand for our products by customers in the book and ready to assemble furniture industries, adversely affecting volumes in our laminated paperboard products and specialty paperboard divisions. Reduced sales volumes at our RTS packaging division also contributed to the decline in sales in our specialty paperboard division. The reduction in sales to RTS resulted primarily from an increase in tons sold to RTS by the other partner in the venture, who did not exercise their contractual right to sell paperboard to the venture during the first half of fiscal 2000.

Net Sales (Aggregate) - Specialty Corrugated Packaging and Display Segment

                              First         Second       Six Months         Third          Fourth          Fiscal
  (In Millions)             Quarter        Quarter       Ended 3/31       Quarter         Quarter            Year
  ---------------------------------------------------------------------------------------------------------------
  2000                       $ 52.3         $ 59.2           $111.5        $ 59.1          $ 68.2          $238.8
  2001                         57.8           65.8            123.6            --              --              --
  ---------------------------------------------------------------------------------------------------------------

Net sales within this segment before intersegment eliminations for the quarter ended March 31, 2001 increased 11.1% to $65.8 million from $59.2 million for the quarter ended March 31, 2000. Net sales within this segment before intersegment eliminations for the six months ended March 31, 2001 increased 10.9% to $123.6 million from $111.5 million for the six months ended March 31, 2000. The increase primarily resulted from increased selling prices in the Alliance division offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

Cost of Goods Sold
Cost of goods sold for the quarter ended March 31, 2001 decreased 0.9% to $293.6 million from $296.3 million for the quarter ended March 31, 2000. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2001 decreased to 79.9% from 80.1% for the quarter ended March 31, 2000. Cost of goods sold for the six months ended March 31, 2001 increased 0.3% to $572.8 million from $570.9 million for the six months ended March 31, 2000. Cost of goods sold as a percentage of net sales for the six months ended March 31, 2001 increased to 80.4% from 79.7% for the six months ended March 31, 2000. Cost of goods sold as a percentage of net sales was higher during the second quarter of last fiscal year due to (1) operating inefficiencies at several plants related in part to the start-up of certain new equipment, (2) a $1.0 million charge representing estimated losses expected to be incurred under a customer contract and (3) a $0.3 million charge resulting from our decision to remove from service certain equipment. Cost of goods sold as a percentage of net sales increased for the six months ended March 31, 2001 primarily due to increases in natural gas prices over the same period last year.

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

                                    Three months ended March 31,                  Six months ended March 31,
                                      2001                    2000                 2001                 2000
                                 ---------------        --------------        ---------------      --------------
  (In Millions)                  LIFO       FIFO        LIFO      FIFO        LIFO       FIFO      LIFO      FIFO
  ----------------------------------------------------------------------------------------------------------------
  Cost of goods sold        $293.6        $294.1     $296.3     $294.8       $572.8    $573.1    $570.9     $568.3
  Net income                   7.3           7.0      (33.3)     (32.4)        12.1      11.9     (24.6)     (23.0)
  ----------------------------------------------------------------------------------------------------------------


Gross Profit

                           First                 Second           Six Months       Third        Fourth     Fiscal
  (% of Net Sales)       Quarter                Quarter           Ended 3/31     Quarter       Quarter       Year
  ------------------------------------------------------------------------------------------------------------------
  2000                    20.8%                  19.9%              20.3%         18.8%          19.4%         19.7%
  2001                    19.1%                  20.1%              19.6%             --            --           --
  ------------------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended March 31, 2001 increased 0.3% to $73.8 million from $73.6 million for the quarter ended March 31, 2000. Gross profit for the six months ended March 31, 2001 decreased 4.1% to $139.8 million from $145.8 million for the six months ended March 31, 2000. Gross profit as a percentage of net sales was 20.1% and 19.9% for the quarters ended March 31, 2001 and 2000, respectively. Gross profit as a percentage of net sales was 19.6% and 20.3% for the six months ended March 31, 2001 and 2000, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased 0.9% to $45.2 million from $45.6 million for the quarter ended March 31, 2000. Selling, general and administrative expenses for the six months ended March 31, 2001 decreased 0.7% to $87.9 million from $88.5 million for the six months ended March 31, 2000. Selling, general and administrative expenses as a percentage of net sales remained steady at 12.3% for the three months and six months ended March 31, 2001 and March 31, 2000.

Plant Closing and Other Costs
During the second quarter of fiscal 2001, we decided to consolidate the folding carton operations of our Augusta, Georgia folding carton plant into two other plants over a period of four to six months. This closing resulted in the termination of approximately 125 employees. As a result of this decision, we incurred pre-tax charges of approximately $1.0 million and made severance payments of approximately $0.1 million during the three and six month periods ended March 31, 2001. We expect to incur pre-tax charges aggregating approximately $4.7 million for the remainder of fiscal 2001 consisting primarily of severance, machinery relocation, asset write downs and other one-time costs in connection with the closing of the Augusta plant.

During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we made severance and other payments of $0.6 million and $1.9 million for the three and six months ended March 31, 2001, respectively, and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. We had a remaining liability of approximately $0.5 million at March 31, 2001. We have consolidated the operations of these closed plants into other existing facilities.

Segment Operating Income.

Operating Income - Packaging Products Segment

                                                      Net Sales                 Operating
(In Millions, except Percentages)                    (Aggregate)                  Income          Return on Sales
------------------------------------------------------------------------------------------------------------------

First Quarter                                          $ 192.9                      $ 6.3                    3.3%
Second Quarter                                           195.1                        7.7                    3.9
                                                        ------                      -----
Six Months Ended 3/31                                    388.0                       14.0                    3.6
Third Quarter                                            202.8                       10.7                    5.3
Fourth Quarter                                           206.6                       10.1                    4.9
-----------------------------------------------------------------------------------------------------------------
Fiscal 2000                                            $ 797.4                     $ 34.8                    4.4%
=================================================================================================================

FIRST QUARTER                                          $ 195.6                      $ 9.3                    4.8%
SECOND QUARTER                                           206.9                       10.0                    4.8
                                                       -------                      -----                  -----
SIX MONTHS ENDED 3/31                                    402.5                       19.3                    4.8
THIRD QUARTER                                               --                         --                     --
FOURTH QUARTER                                              --                         --                     --
------------------------------------ -------------------------- -------------------------- -----------------------
FISCAL 2001                                                 --                         --                     --
==================================================================================================================

Operating income attributable to the packaging products segment for the quarter ended March 31, 2001 increased 29.9% to $10.0 million from $7.7 million for the quarter ended March 31, 2000. Operating income attributable to the packaging products segment for the six months ended March 31, 2001 increased 37.9% to $19.3 million from $14.0 million for the six months ended March 31, 2000. Operating margin for the quarter ended March 31, 2001 was 4.8% compared to 3.9% for the quarter ended March 31, 2000. Operating margin for the six months ended March 31, 2001 was 4.8% compared to 3.6% for the six months ended March 31, 2000. The increase in operating margin was primarily the result of operating efficiencies in our folding carton division gained through plant consolidations in fiscal 2000. Also contributing to the increase in operating margin was a net sales increase of nearly 50% in our plastic packaging business, which resulted in a corresponding increase in operating income.

Operating Income - Paperboard Segment


                                                       Net Sales                Operating
(In Millions, except Percentages)                     (Aggregate)                 Income           Return on Sales
------------------------------------------------------------------------------------------------------------------

First Quarter                                          $ 144.3                     $ 15.5                   10.7%
Second Quarter                                           154.7                       14.7                    9.5
                                                       -------                     ------                  -----
Six Months Ended 3/31                                    299.0                       30.2                   10.1
Third Quarter                                            148.9                        8.4                    5.6
Fourth Quarter                                           140.6                        9.0                    6.4
-----------------------------------------------------------------------------------------------------------------
Fiscal 2000                                            $ 588.5                      $47.6                    8.1%
=================================================================================================================

FIRST QUARTER                                          $ 131.5                      $ 9.1                    6.9%
SECOND QUARTER                                           133.1                        8.9                    6.7
                                                       -------                      -----                  ------
SIX MONTHS ENDED 3/31                                    264.6                       18.0                    6.8
THIRD QUARTER                                               --                         --                     --
FOURTH QUARTER                                              --                         --                     --
-----------------------------------------------------------------------------------------------------------------
FISCAL 2001                                                 --                         --                     --
=================================================================================================================

Operating income attributable to the paperboard segment for the quarter ended March 31, 2001 decreased 39.5% to $8.9 million from $14.7 million for the quarter ended March 31, 2000. Operating income attributable to the paperboard segment for the six months ended March 31, 2001 decreased 40.4% to $18.0 million from $30.2 million for the six months ended March 31, 2000. Operating margin for the quarter ended March 31, 2001 was 6.7% compared to 9.5% for the quarter ended March 31, 2000. Operating margin for the six months ended March 31, 2001 was 6.8% compared to 10.1% for the six months ended March 31, 2000. The decrease in operating margin resulted from higher energy costs and softer markets. Sales of our laminated paperboard products declined due to a decrease in demand by customers in the book and ready to assemble furniture industries. In turn, the reduced sales volumes at our laminated paperboard products division, combined with a decline in sales to our RTS packaging division, reduced operating income in our specialty paperboard division. The decreases in operating margin of our mills were partially offset by lower recovered fiber prices. However, this decline in recovered fiber prices reduced operating margin of our recycled fiber division, further contributing to the decrease in operating margin of our paperboard segment.

                                                                                                            Weighted
                            Uncoated     Coated   Average      Medium    Average       Total     Average     Average
                                Tons       Tons  Boxboard        Tons     Medium        Tons       Price   Recovered
                             Shipped    Shipped     Price     Shipped      Price     Shipped    All Tons  Paper Cost
                      (In Thousands)        (In      (Per         (In  (Per Ton)         (In   (Per Ton)   (Per Ton)
                                     Thousands)      Ton)  Thousands)             Thousands)
  -------------------------------------------------------------------------------------------------------------------

  First Quarter              127.3       123.1       $420        42.4       $386       292.8        $415         $83
  Second Quarter             129.5       127.6        426        44.7        403       301.8         423          91
                             -----       -----                   ----                  -----
  Six Months Ended 3/31      256.8       250.7        423        87.1        395       594.6         419          87
  Third Quarter              123.4       118.6        445        40.9        419       282.9         441         108
  Fourth Quarter             110.6       118.1        449        42.2        407       270.9         443          88
  -------------------------------------------------------------------------------------------------------------------
  Fiscal 2000                490.8       487.4       $435       170.2       $403     1,148.4        $430         $92
  ===================================================================================================================

  FIRST QUARTER               97.9       118.8       $451        41.5       $393       258.2        $442         $65
  SECOND QUARTER             102.8       119.6        445        39.8        385       262.2         435          58
                             -----       -----                   ----                  -----
  SIX MONTHS ENDED 3/31      200.7       238.4        448        81.3        389       520.4         439          62
  THIRD QUARTER                 --          --         --          --         --          --          --          --
  FOURTH QUARTER                --          --         --          --         --          --          --          --
  -------------------------------------------------------------------------------------------------------------------
  FISCAL 2001                   --          --         --          --         --          --          --          --
  ===================================================================================================================

Total operating capacity in our paperboard segment for the three months ended March 31, 2001 declined 5.1% to 307.6 thousand tons from 324.2 thousand tons for the three months ended March 31, 2000. Total operating capacity in our paperboard segment for the six months ended March 31, 2001 declined 5.6% to
612.0 thousand tons from 648.4 thousand tons for the six months ended March 31, 2000. The decrease in operating capacity is due to the contribution of one of our two paperboard machines at our Lynchburg, Virginia paperboard mill to Seven

Hills Paperboard, LLC, an entity in which we own 49%. The machine is being converted to manufacture gypsum wallboard facing paper.

Our St. Paul, Minnesota, Battle Creek, Michigan, Sheldon Springs, Vermont, Dallas, Texas, and Stroudsburg, Pennsylvania mills produce coated grades of paperboard. Total annual capacity of coated paperboard is 545.0 thousand tons. Our Chattanooga, Tennessee, Otsego, Michigan, Dallas, Texas, Lynchburg, Virginia, Eaton, Indiana, Cincinnati, Ohio, and Aurora, Illinois mills produce uncoated grades of paperboard. Total annual capacity of uncoated paperboard is
504.0 thousand tons. Our St. Paul, Minnesota facility produces recycled corrugating medium and has an annual capacity of 185.0 thousand tons.

Operating Income - Specialty Corrugated Packaging and Display Segment



                                                  Net Sales                    Operating                     Return
       (In Millions, except percentages         (Aggregate)                       Income                   on Sales
  ------------------------------------------------------------------------------------------------------------------

  First Quarter                                  $ 52.3                           $6.2                       11.9%
  Second Quarter                                   59.2                            7.8                       13.2
                                                  -----                           ----                       ----
  Six Months Ended 3/31                           111.5                           14.0                       12.6
  Third Quarter                                    59.1                            7.2                       12.2
  Fourth Quarter                                   68.2                            7.2                       10.6
  ---------------------------------------------------------------------------------------------------------------
  Fiscal 2000                                   $ 238.8                          $28.4                       11.9%
  ================================================================================================================

  FIRST QUARTER                                   $57.8                           $2.3                        4.0%
  SECOND QUARTER                                   65.8                            7.8                       11.9
                                                  -----                           ----                       ----
  SIX MONTHS ENDED 3/31                           123.6                           10.1                        8.2
  THIRD QUARTER                                      --                             --                         --
  FOURTH QUARTER                                     --                             --                         --
  ----------------------------------------------------------------------------------------------------------------
  FISCAL 2001                                        --                             --                         --
  ================================================================================================================

Operating income attributable to this segment for the quarter ended March 31, 2001 was flat at $7.8 million as compared to the quarter ended March 31, 2000. Operating income attributable to this segment for the six months ended March 31, 2001 was $10.1 million as compared to $14.0 million, a decrease of 27.9%, for the six months ended March 31, 2000. Operating margin for the quarter ended March 31, 2001 decreased to 11.9% from 13.2% for the quarter ended March 31, 2000. Operating margin for the six months ended March 31, 2001 decreased to 8.2% from 12.6% for the six months ended March 31, 2000. The decrease in operating margin primarily resulted from lower sales volumes in our corrugating packaging division due to generally weaker market conditions as well as fixed costs associated with positioning the Alliance division for fiscal 2001 growth.

Interest Expense
Interest expense for the quarter ended March 31, 2001 increased to $9.4 million from $8.5 million for the quarter ended March 31, 2000. Interest expense for the six months ended March 31, 2001 increased to $19.4 million from $16.5 million for the six months ended March 31, 2000. The increase in interest expense for the quarter and six months ended March 31, 2001 was primarily due to an increase in our average outstanding borrowings and higher interest rates.

Provision for Income Taxes
The income tax expense for the quarter ended March 31, 2001 was $6.0 million compared to an income tax benefit of $3.5 million for the quarter ended March 31, 2000. Provision for income taxes increased to $10.1 million for the six months ended March 31, 2001 from $3.3 million for the six months ended March 31, 2000. The Company's effective tax expense rate was 44.8% for the quarter ended March 31, 2001 compared to an effective tax benefit rate of 9.5% for the quarter ended March 31, 2000. The Company's effective tax rate increased to 46.1% for the six months ended March 31, 2001 compared to 15.7% for the six months ended March 31, 2000. Differences between our effective tax rate and statutory rates relate primarily to the amortization and write-off of goodwill, which is not deductible for income tax purposes.

Net Income (Loss) and Earnings (Loss) Per Common and Common Equivalent Share
Net income for the quarter and six months ended March 31, 2001 was $7.3 million and $12.1 million, respectively. Net loss for the quarter and six months ended March 31, 2000 was $33.3 million and $24.6 million, respectively. Net income as a percentage of net sales was 2.0% and 1.7% for the quarter and six months ended March 31, 2001, respectively. Net loss as a percentage of net sales was 9.0% and 3.4% for the quarter and six months ended March 31, 2000. Earnings per common and common equivalent share for the quarter and six months ended March 31, 2001 was $0.22 and $0.36, respectively. Loss per common and common equivalent share for the quarter and six months ended March 31, 2000 were $0.96 and $0.71, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures
We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. During the second quarter of fiscal 2001, we amended the terms of our revolving credit facility under which we reduced our aggregate borrowing availability from $450.0 million to $400.0 million. At March 31, 2001, we had $289.0 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $3.1 million at March 31, 2001, decreased from $5.4 million at September 30, 2000.

Net cash provided by operating activities increased for the six months ended March 31, 2001 to $58.7 million from $29.5 million for the six months ended March 31, 2000. The increase was primarily a result of decreases in accounts receivable and inventory balances and increases in accrued liabilities balances. Net cash used for financing activities aggregated $20.2 million for the six months ended March 31, 2001 and consisted primarily of repayments of borrowings, purchases of common stock and dividend payments. Net cash provided by financing activities aggregated $18.4 million for the six months ended March 31, 2000 and consisted primarily of additional borrowings under the revolving credit facility, partially offset by purchases of common stock and dividend payments. Net cash used for investing activities was $41.0 million for the six months ended March 31, 2001 compared to $49.4 million for the six months ended March 31, 2000 and consisted primarily of capital expenditures for the six months ended March 31, 2001 and March 31, 2000.

Capital expenditures during the six months ended March 31, 2001 aggregated $34.1 million and were used primarily to purchase and upgrade machinery and equipment. We estimate that our capital expenditures will aggregate approximately $80.0 million for fiscal 2001. These expenditures will be used to purchase and upgrade various machinery and equipment in all of our divisions and for building expansions and improvements in one of our divisions.

We anticipate that we will be able to fund our capital expenditures, acquisitions, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments
We enter into a variety of derivative transactions. Generally, we designate at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitor each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. We include in operations amounts received or paid when the underlying transaction settles. As of March 31, 2001, derivatives are included in other long-term liabilities on the balance sheet. We do not enter into or hold derivatives for trading or speculative purposes.

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

FORWARD-LOOKING STATEMENTS

Statements herein regarding, among other things, estimated capital expenditures and the estimated costs of closing the Augusta facility, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures as well as estimated severance costs, the timing and cost of relocating equipment and the amount of asset writedowns in connection with closing the Augusta facility. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. Further, these forward-looking statements are subject to other general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, fluctuations in selling prices, possible adverse actions of our customers, our competitors and suppliers and adverse changes in general market and industry conditions. We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 26, 2001 at which several matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the four individuals elected as directors of the Company for a term expiring in 2004 were as follows (there were no abstentions or broker non-votes):

                                              FOR                     WITHELD
                                              ---                     -------
         Stephen G. Anderson              106,194,097                 151,621
         Robert B. Currey                 105,361,229                 984,489
         L. L. Gellerstedt III            106,181,624                 164,094
         John W. Spiegel                  106,103,499                 242,219

         Votes cast for or witheld regarding the individual elected as director of the company for a term expiring in 2002 were as follows (there were no abstentions or broker non-votes):

                                              FOR                     WITHELD
                                              ---                     -------
         G. Stephen Felker                106,104,920                 240,798

         Additional directors, whose terms of office as directors continued after the meeting, are as follows:

         Term expiring in 2002                          Term expiring in 2003
         ---------------------                          ---------------------
         J. Hyatt Brown                                Bradley Currey, Jr.
         A. D. Frazier*                                John D. Hopkins
         C. Randolph Sexton                            Lou Brown Jewell
                                                       James W. Johnson
                                                       James A. Rubright

         *Effective March 31, 2001, Mr. Frazier resigned from the Board.

(b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                          Broker
         Description of Matter              For             Against        Abstain        Non-Votes
         ---------------------              ---             -------        -------        ---------
         Approval of 2000 Incentive
         Stock Plan                      96,391,778         5,301,901      1,648,413      3,003,626

         Approval of Amendment
         to 1993 Employee Stock
         Purchase Plan                  101,506,978         226,015        1,609,099      3,003,626

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10   - Amendment to Credit Agreement
         10.1 - 2000 Incentive Stock Plan (incorporated by reference to the Company's definitive Proxy Statement for the 2001 Annual
                Meeting of shareholders filed with the SEC on December 18, 2000)
         10.2 - Amendment to 1993 Employee Stock Purchase Plan (incorporated by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROCK-TENN COMPANY
                                                  (Registrant)




Date:      May 14, 2001              By:      /s/ STEVEN C. VOORHEES
    ----------------------                --------------------------------------
                                                  Steven C. Voorhees
                                                   Executive Vice-President
                                                   Chief Financial Officer
                                                   (Principal Financial Officer,
                                                   Principal Accounting Officer
                                                   and duly authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS

                                                                                                        Page No.
Exhibit 10        Amendment to Credit Agreement                                                           25

Exhibit 10.1      2000 Incentive Stock Plan (incorporated by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of shareholders filed with the SEC on December 18, 2000)

Exhibit 10.2      Amendment to 1993 Employee Stock Purchase Plan (incorporated by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of shareholders filed with the SEC on December 18, 2000)
