Form 10-Q
period 2001-06-30
ROCK TENN CO
filed 2001-07-26
CIK 230498

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                             Outstanding as of July 25, 2001
-----------------------------------             -------------------------------
Class A Common Stock, .01 par value                        22,899,706
Class B Common Stock, .01 par value                        10,603,531

===============================================================================

                                ROCK-TENN COMPANY

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the three months
           and nine months ended June 30, 2001 and 2000                                                     1

         Condensed Consolidated Balance Sheets at June 30, 2001 and
           September 30, 2000                                                                               2

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended June 30, 2001 and 2000                                                                     3

         Notes to Condensed Consolidated Financial Statements                                               4

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                       11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        22

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                                                  23

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended                Nine Months Ended
                                                                     June 30,        June 30,         June 30,           June 30,
                                                                       2001            2000             2001               2000
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $  357,065      $  370,545      $  1,069,644      $  1,087,306

Cost of goods sold                                                     281,716         300,915           854,530           871,842
                                                                    ----------      ----------      ------------      ------------

Gross profit                                                            75,349          69,630           215,114           215,464

Selling, general and administrative expenses                            45,658          46,816           133,544           135,334

Amortization of goodwill                                                 2,143           2,179             6,428             6,892

Plant closing and other costs                                            2,523           4,876             7,563            60,075
                                                                    ----------      ----------      ------------      ------------

Income from operations                                                  25,025          15,759            67,579            13,163

Interest and other income                                                  123             120               420               308

Interest expense                                                        (8,072)         (8,924)          (27,466)          (25,383)

Minority interest in income of consolidated subsidiary                    (846)         (1,371)           (2,370)           (3,806)
                                                                    ----------      ----------      ------------      ------------

Income (loss) before income taxes                                       16,230           5,584            38,163           (15,718)

Provision for income taxes                                               7,110           2,979            17,220             6,323
                                                                    ----------      ----------      ------------      ------------

Income (loss) before cumulative effect of a
     change in accounting principle                                      9,120           2,605            20,943           (22,041)

Cumulative effect of a change in accounting
     principle (net of $179 income taxes)                                   --              --               286                --
                                                                    ----------      ----------      ------------      ------------

Net income (loss)                                                   $    9,120      $    2,605      $     21,229      $    (22,041)
                                                                    ==========      ==========      ============      ============

Weighted average number of common and common
     equivalent shares outstanding-diluted                              33,582          34,769            33,348            34,838
                                                                    ==========      ==========      ============      ============

Basic earnings (loss) per share                                     $     0.27      $     0.08      $       0.64      $      (0.63)
                                                                    ==========      ==========      ============      ============

Diluted earnings (loss) per share                                   $     0.27      $     0.07      $       0.64      $      (0.63)
                                                                    ==========      ==========      ============      ============

Cash dividends per common share                                     $    0.075      $    0.075      $      0.225      $      0.225
                                                                    ==========      ==========      ============      ============

                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          June 30,           September 30,
                                                                                           2001                  2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $      2,964           $      5,449
   Accounts receivable (net of allowances of
     $4,420 and $3,732)                                                                     143,673                156,155
   Inventories                                                                              102,411                 99,589
   Other current assets                                                                       9,832                  8,050
                                                                                       ------------           ------------
       TOTAL CURRENT ASSETS                                                                 258,880                269,243

Property, plant and equipment, at cost:
   Land and buildings                                                                       209,021                200,444
   Machinery and equipment                                                                  888,818                855,714
   Transportation equipment                                                                  11,949                 13,222
   Leasehold improvements                                                                     8,941                  8,561
                                                                                       ------------           ------------
                                                                                          1,118,729              1,077,941
   Less accumulated depreciation and amortization                                          (526,698)              (485,403)
                                                                                       ------------           ------------
   Net property, plant and equipment                                                        592,031                592,538
Goodwill, net                                                                               262,044                268,526
Other assets                                                                                 34,946                 28,656
                                                                                       ------------           ------------
                                                                                       $  1,147,901           $  1,158,963
                                                                                       ============           ============

--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $     70,413           $     77,852
   Accrued compensation and benefits                                                         33,481                 35,403
   Current maturities of debt                                                               103,143                 20,328
   Other current liabilities                                                                 30,804                 26,792
                                                                                       ------------           ------------
       TOTAL CURRENT LIABILITIES                                                            237,841                160,375

Long-term debt due after one year                                                           407,743                514,492
Deferred income taxes                                                                        86,657                 81,384
Other long-term items                                                                        18,724                 16,409

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding at June 30 and September 30                                              --                     --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     22,855,811 and 22,031,024 outstanding at June 30 and
     September 30, respectively; Class B common stock, $.01 par value;
     60,000,000 shares authorized; 10,647,057 and 11,352,739 outstanding
     at June 30 and September 30, respectively                                                  334                    334
   Capital in excess of par value                                                           129,942                127,682
   Deferred compensation                                                                     (1,524)                    --
   Retained earnings                                                                        275,341                262,872
   Accumulated other comprehensive loss                                                      (7,157)                (4,585)
                                                                                       ------------           ------------
       TOTAL SHAREHOLDERS' EQUITY                                                           396,936                386,303
                                                                                       ------------           ------------
                                                                                       $  1,147,901           $  1,158,963
                                                                                       ============           ============

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               Nine Months Ended
                                                                                         June 30,             June 30,
                                                                                           2001                 2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                   $    21,229           $  (22,041)

   Items in income (loss) not affecting cash:
     Depreciation and amortization                                                          57,926               57,964
     Deferred income taxes                                                                   5,273               (6,325)
     Deferred compensation expense                                                              51                   --
     Gain on disposal of property, plant and equipment                                        (369)                (577)
     Minority interest in income of consolidated subsidiary                                  2,370                3,806
     Impairment loss and other non-cash charges                                                288               49,721
     Equity in loss from joint venture                                                       1,423                   --

   Change in operating assets and liabilities:
     Accounts receivable                                                                    12,437               (8,706)
     Inventories                                                                            (2,999)             (14,247)
     Other assets                                                                           (1,002)              (4,819)
     Accounts payable                                                                       (7,397)               4,465
     Accrued and other liabilities                                                           2,756                3,218
                                                                                       -----------           ----------
                                                                                             3,795              (20,089)
                                                                                       -----------           ----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                    91,986               62,459

INVESTING ACTIVITIES:
   Capital expenditures                                                                    (51,799)             (67,587)
   Proceeds from sale of property, plant and equipment                                         818                1,840
   Decrease (increase) in unexpended industrial revenue bond proceeds                        1,264               (3,247)
   Cash contributed to joint venture                                                        (8,656)                  --
                                                                                       -----------           ----------

   CASH USED FOR INVESTING ACTIVITIES                                                      (58,373)             (68,994)
FINANCING ACTIVITIES:
   Net (repayments) additions to revolving credit facilities                              (104,000)              30,147
   Additions to debt                                                                       110,716                5,440
   Repayments of debt                                                                      (30,650)              (1,217)
   Debt issuance costs                                                                        (757)              (1,529)
   Sales of common stock                                                                     1,739                3,033
   Purchases of common stock                                                                (2,324)             (15,472)
   Cash dividends paid to shareholders                                                      (7,490)              (7,860)
   Distribution to minority interest                                                        (3,500)              (3,150)
                                                                                       -----------           ----------

   CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                        (36,266)               9,392

Effect of exchange rate changes on cash                                                        168                  (41)
                                                                                       -----------           ----------

(Decrease) Increase in cash and cash equivalents                                            (2,485)               2,816
Cash and cash equivalents at beginning of period                                             5,449                4,538
                                                                                       -----------           ----------
Cash and cash equivalents at end of period                                             $     2,964           $    7,354
                                                                                       ===========           ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                                     $     7,585           $   15,592
     Interest (net of amounts capitalized)                                                  24,333               24,749

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and nine month periods ended June 30, 2001 and 2000, the Company's financial position at June 30, 2001 and September 30, 2000, and the cash flows for the nine month periods ended June 30, 2001 and 2000.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The results for the three months and nine months ended June 30, 2001 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  ACCOUNTING POLICIES

The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. The Company includes in operations amounts received or paid when the underlying transaction settles. As of June 30, 2001, derivatives are included in other long-term liabilities on the balance sheet. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three and nine months ended June 30, 2001 was $11.7 million and $18.7 million, respectively. Total comprehensive income for the three months ended June 30, 2000 was $1.4 million and total comprehensive loss for the nine months ended June 30, 2000 was $22.3 million. The difference between total comprehensive income (loss) and net income (loss) was due to foreign currency translation adjustments and, for fiscal 2001, adjustments to the fair value of derivative instruments resulting from the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (See Note 9: New Accounting Standards), as detailed below (in thousands):

                                                                      Three Months Ended                   Nine Months Ended

                                                                     June 30,        June 30,         June 30,          June 30,
                                                                       2001            2000             2001              2000
                                                                    ----------      ----------      ------------      ------------
Net income (loss)                                                   $    9,120      $    2,605      $     21,229      $    (22,041)

     Foreign currency translation                                        2,387          (1,167)           (1,086)             (305)
     Unrealized gain (loss) on derivative instruments                      187              --            (1,486)               --
                                                                    ----------      ----------      ------------      ------------
     Total other comprehensive income (loss)                             2,574          (1,167)           (2,572)             (305)
                                                                    ----------      ----------      ------------      ------------

Comprehensive income (loss)                                         $   11,694      $    1,438      $     18,657      $    (22,346)
                                                                    ==========      ==========      ============      ============

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

Inventories at June 30, 2001 and September 30, 2000 were as follows (in thousands):

                                                                June 30,                   September 30,
                                                                  2001                         2000
                                                               ----------                  -------------
         Finished goods and work in process                    $   76,796                   $    74,422
         Raw materials                                             39,078                        40,353
         Supplies                                                  12,363                        12,159
                                                               ----------                   -----------
         Inventories at first-in, first-out (FIFO) cost           128,237                       126,934
         LIFO reserve                                             (25,826)                      (27,345)
                                                               ----------                   -----------
         Net inventories                                       $  102,411                   $    99,589
                                                               ==========                   ===========

NOTE 6.  PLANT CLOSING AND OTHER COSTS

During the second quarter of fiscal 2001, the Company decided to consolidate the folding carton operations of its Augusta, Georgia folding carton plant into two other plants over a period of four to six months. This closing resulted in the termination of approximately 125 employees. As a result of this decision, the Company incurred pre-tax charges of approximately $1.4 million and $2.4 million, and made severance payments of approximately $0.5 million and $0.6 million, during the three and nine month periods ended June 30, 2001, respectively.

During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company made severance and other payments of $0.1 million and $2.0 million for the three and nine months ended June 30, 2001, respectively, and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. The Company had a remaining liability of approximately $0.4 million at June 30, 2001. The Company has consolidated the operations of these closed plants into other existing facilities.

During the remainder of fiscal 2001 and fiscal 2002, the Company expects to incur an additional $5.0 million of pre-tax expense related to the Augusta, Chicago, and Madison plant closings.

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

During the second quarter of fiscal 2001, the Company amended its bank Revolving Credit and Term Loan Agreement. The amendment revised the financial covenants to exclude from earnings the cash costs of certain plant closings and reduced the amount of available borrowing capacity from $450 million to $400 million. The amendment did not change the interest rate for borrowings under the credit agreement. As of June 30, 2001, the Company was in compliance with all covenants stipulated in its revolving credit agreement. During July 2001, the participating banks agreed to amend the terms of the Company's revolving credit facility to eliminate certain scheduled adjustments to two of its financial covenants in the event the Company reduces the size of the facility to $300 million or less and permit the Company to enter into certain agreements restricting its ability to grant liens upon its assets and properties.

In June 2001, the Company registered with the Securities and Exchange Commission
(SEC) a total of $300 million in public debt securities for issuance in one or more series and with such specific terms as to be determined from time to time. As of June 30, 2001, none of these securities have been issued.

NOTE 8.  INCOME TAXES

The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                                        Three Months Ended                 Nine Months Ended
                                                                     June 30,        June 30,          June 30,         June 30,
                                                                       2001            2000              2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Statutory federal tax rate                                             35.0%           35.0%             35.0%             35.0%
State taxes, net of federal benefit                                     3.6             3.8               3.6               3.1

Non-deductible amortization and
   write-off of goodwill                                                3.7            10.7               4.7             (74.5)

Other, net (primarily non-taxable
   items)                                                               1.5             3.8               1.8              (3.8)

--------------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                     43.8%           53.3%             45.1%            (40.2)%
--------------------------------------------------------------------------------------------------------------------------------

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

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved statement No. 142 "Goodwill and Other Intangible Assets." This statement changes the accounting for goodwill from an amortization method to an impairment only approach. As of June 30, 2001, the Company has $262.0 million of recorded net goodwill which will be subject to this new standards. During fiscal 2001, the Company expects approximately $7.8 million of goodwill amortization expense, net of taxes. The Company expects to adopt this standard in the first quarter of fiscal 2002. The Company is currently evaluating this new pronouncement and has not yet determined the impact on its consolidated financial statements.

NOTE 10. RESTRICTED STOCK PLANS

Pursuant to the Company's 2000 Incentive Stock Plan, the Company can award up to 500,000 shares of restricted Class A common stock to employees. Vesting of the stock occurs in increments of one-third beginning on the third anniversary of the date of grant. Accelerated vesting of a portion of the grant may occur based on the Company's performance. During the quarter ended June 30, 2001, the Company awarded 140,000 shares of Class A common stock, which had a fair value at the date of grant of $1.6 million. Compensation under the plan is charged to earnings over the five-year vesting period and amounted to $0.1 million for the quarter ended June 30, 2001. There were no restricted stock grants as of June 30, 2000.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act, which the Company refers to as CERCLA, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency. In addition, some states in which the Company operates have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

The Company does not believe that future compliance with these environmental laws and regulations will have a material adverse effect on its results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, the Company's compliance and remediation costs could increase materially. In addition, the Company cannot currently assess with certainty the impact that the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act will have on its operations or capital expenditure requirements. However, the Company believes that any such impact or capital expenditures will not have a material adverse effect on its results of operations, financial condition or cash flows.

Over the next twelve months, the Company will need to upgrade or replace a boiler at one of its facilities in Texas to comply with new state air pollution control requirements. The Company estimates the cost for upgrading or replacing that boiler to be in the range of $1.0 million to $3.5 million. In the event the Company is not able to upgrade or replace the boiler prior to the new air pollution control requirements going into effect, the Company may have to temporarily suspend a portion of its operations at its Dallas, Texas facility. The Company does not believe that such a disruption, if it were to occur, would have a material adverse effect on its results of operations.

In addition, the Company may need to modify or replace the coal-fired boilers at two of its facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. The Company estimates these improvements could cost as much as $9.0 million. If required, the Company anticipates those costs to be incurred beginning in 2002.

On February 9, 1999, the Company received a letter from the Michigan Department of Environmental Quality, which the Company refers to as MDEQ, in which the MDEQ alleged that the Company was in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility's wastewater discharge permit at one of its Michigan facilities. The letter alleged that the Company exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that the Company was liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River Site. The letter requested that the Company commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. The Company has entered into an administrative consent order pursuant to which improvements are being made to the facility's wastewater treatment system and the Company has paid a $75,000 settlement amount. The Company has also agreed to pay an additional $30,000 for past and future oversight costs incurred by the State of Michigan. This payment will be made in three equal installments over two years, the first of which has already been made. The cost of making upgrades to the wastewater treatment systems is estimated to be approximately $1.4 million. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on the Company's part. The order was completed during the first quarter of fiscal 2001. To date, MDEQ has not made any other demand regarding the Company's alleged liability for contamination at the Kalamazoo River Site.

The Company has been identified as a potentially responsible party, which the Company refers to as a PRP, at eight "superfund" sites pursuant to CERCLA or comparable state statutes. In all of these matters, the Company has either resolved its alleged liability for amounts that are not material to the Company, or believes that based on currently available information, although there can be no assurance, any liability that it might have at these other sites, individually or in the aggregate, will not have a material adverse effect on its results of operations, financial condition or cash flows.

NOTE 12. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                       Three Months Ended          Nine Months Ended
                                                                      June 30,     June 30,     June 30,       June 30,
                                                                        2001         2000         2001           2000
------------------------------------------------------------------------------------------------------------------------
Numerator:
       Income (loss) before cumulative effect
           of a change in accounting principle                        $  9,120     $  2,605     $  20,943     $  (22,041)
       Cumulative effect of a change in
           accounting principle, net of tax                                 --           --           286             --
                                                                      --------     --------     ---------     ----------
       Net income (loss) available to common
              shareholders                                            $  9,120     $  2,605     $  21,229     $  (22,041)
                                                                      ========     ========     =========     ==========

Denominator:
       Denominator for basic earnings (loss) per share-
           weighted average shares                                      33,388       34,688        33,283         34,838
       Effect of dilutive stock options
           and restricted stock awards                                     194           81            65             --
                                                                      --------     --------     ---------     ----------
       Denominator for diluted earnings (loss) per share-
           weighted average shares and
           assumed conversions                                          33,582       34,769        33,348         34,838

Basic earnings (loss) per share
       Income (loss) before cumulative effect of a
             change in accounting principle                           $   0.27     $   0.08     $    0.63     $    (0.63)
       Cumulative effect of a change in
             accounting principle                                           --           --          0.01             --
                                                                      --------     --------     ---------     ----------
             Net income (loss) per share-basic                        $   0.27     $   0.08     $    0.64     $    (0.63)
                                                                      ========     ========     =========     ==========

Diluted earnings (loss) per share
       Income (loss) before cumulative effect
             of a change in accounting principle                      $   0.27     $   0.07     $    0.63     $    (0.63)
       Cumulative effect of a change in
             accounting principle                                           --           --          0.01             --
                                                                      --------     --------     ---------     ----------
             Net income (loss) per share-diluted                      $   0.27     $   0.07     $    0.64     $    (0.63)
                                                                      ========     ========     =========     ==========

Common stock equivalents were anti-dilutive and therefore excluded from the calculation of weighted average shares used in computing diluted loss per share for the nine months ended June 30, 2000.

NOTE 13. SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):

                                                                      Three Months Ended                Nine Months Ended
                                                                   June 30,       June 30,          June 30,         June 30,
                                                                     2001           2000              2001             2000
-------------------------------------------------------------------------------------------------------------------------------
Net sales (aggregate):
   Packaging Products                                            $  198,618      $  202,827      $    601,111      $    590,833
   Paperboard                                                       130,506         148,874           395,119           447,912
   Specialty Corrugated Packaging and Display                        65,757          59,071           189,365           170,588
-------------------------------------------------------------------------------------------------------------------------------
Total                                                            $  394,881      $  410,772      $  1,185,595      $  1,209,333
-------------------------------------------------------------------------------------------------------------------------------
Less net sales (intersegment):
   Packaging Products                                            $      965      $    2,507      $      2,644      $      4,171
   Paperboard                                                        35,493          36,194           109,083           113,777
   Specialty Corrugated Packaging and Display                         1,358           1,526             4,224             4,079
-------------------------------------------------------------------------------------------------------------------------------
Total                                                            $   37,816      $   40,227      $    115,951      $    122,027
-------------------------------------------------------------------------------------------------------------------------------
Net sales (unaffiliated customers):
   Packaging Products                                            $  197,653      $  200,320      $    598,467      $    586,662
   Paperboard                                                        95,013         112,680           286,036           334,135
   Specialty Corrugated Packaging and Display                        64,399          57,545           185,141           166,509
-------------------------------------------------------------------------------------------------------------------------------
Total                                                            $  357,065      $  370,545      $  1,069,644      $  1,087,306
-------------------------------------------------------------------------------------------------------------------------------
Segment income:
   Packaging Products                                            $   11,035      $   10,679      $     30,370      $     24,698
   Paperboard                                                         8,916           8,427            26,876            38,589
   Specialty Corrugated Packaging and Display                         7,437           7,229            17,571            21,270
-------------------------------------------------------------------------------------------------------------------------------
                                                                     27,388          26,335            74,817            84,557
LIFO and intercompany profit                                          1,268          (3,429)            1,518            (6,094)
Plant closing and other costs                                        (2,523)         (4,876)           (7,563)          (60,075)
Other non-allocated expenses                                         (1,108)         (2,271)           (1,193)           (5,225)
Interest and other income                                               120             420               308
                                                                                                                            123
Interest expense                                                     (8,072)         (8,924)          (27,466)          (25,383)
Minority interest in income of consolidated subsidiary                 (846)         (1,371)           (2,370)           (3,806)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                $   16,230      $    5,584      $     38,163      $    (15,718)
-------------------------------------------------------------------------------------------------------------------------------

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

The packaging products segment consists of facilities that produce folding cartons, solid fiber partitions and thermoformed plastic products. We compete with a significant number of national, regional and local packaging suppliers. During fiscal 2000, we sold packaging products to approximately 3,200 customers. We sell packaging products to several large national customers; however, the majority of our packaging products sales are to smaller national and regional customers. Net sales to the top ten customers of our folding carton division represented 33% of total folding carton sales and net sales to the top twenty-five customers represented 53% of total folding carton sales for the nine months ended June 30, 2001. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard corrugating medium, which we refer to as medium; and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. Our clay-coated paperboard division, excluding our corrugating medium mill, sold 265 thousand tons to internal customers and 270 thousand tons to external customers for the twelve months ended June 30, 2001. Our corrugating medium mill sold 166 thousand tons for the twelve months ended June 30, 2001 primarily to external customers. Our specialty paperboard division sold 112 thousand tons to our laminated products division, 68 thousand tons to our RTS packaging business, and 150 thousand tons to external customers during the twelve months ended June 30, 2001. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2000, we sold paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 1,800 customers. A significant percentage of our sales of paperboard is made to our packaging products and specialty corrugated packaging and display segments and to our laminated paperboard products division. Our paperboard segment's sales volumes may therefore be directly impacted by changes in demand for our packaging and laminated paperboard products.

The specialty corrugated packaging and display segment consists of facilities that produce corrugated containers and displays manufactured from corrugated paperboard as well as other materials. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2000, we sold corrugated containers and display products to approximately 1,100 customers. Due to the highly competitive nature of the specialty packaging and display business, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The following table shows certain operating data for our three industry segments. Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance at the plant level. These items are reported as non-allocated expenses. These include adjustments to record inventory on the last-in, first-out, or "LIFO", method, elimination of intercompany profit, plant closing and related expenses and certain corporate expenses.

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


                                        FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                         June 30,        June 30,          June 30,          June 30,
                                          2001            2000              2001              2000
------------------------------------------------------------------------------------------------------
NET SALES:

Packaging Products Segment              $ 198,618       $ 202,827       $   601,111       $   590,833
Paperboard Segment                        130,506         148,874           395,119           447,912
Specialty Corrugated Packaging and
   Display Segment                         65,757          59,071           189,365           170,588
Intersegment Eliminations                 (37,816)        (40,227)         (115,951)         (122,027)
------------------------------------------------------------------------------------------------------
TOTAL                                   $ 357,065       $ 370,545       $ 1,069,644       $ 1,087,306
------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES:

Packaging Products Segment              $  11,035       $  10,679       $    30,370       $    24,698
Paperboard Segment                          8,916           8,427            26,876            38,589
Specialty Corrugated Packaging and
   Display Segment                          7,437           7,229            17,571            21,270
------------------------------------------------------------------------------------------------------
Segment Income                             27,388          26,335            74,817            84,557

LIFO and Intercompany Profit                1,268          (3,429)            1,518            (6,094)
Plant Closing and Other Costs              (2,523)         (4,876)           (7,563)          (60,075)
Other Non-Allocated Expenses               (1,108)         (2,271)           (1,193)           (5,225)
Interest and Other Income                     123             120               420               308
Interest Expense                           (8,072)         (8,924)          (27,466)          (25,383)
Minority Interest in Income of
      Consolidated Subsidiary                (846)         (1,371)           (2,370)           (3,806)
------------------------------------------------------------------------------------------------------
TOTAL                                   $  16,230       $   5,584       $    38,163       $   (15,718)
======================================================================================================
Paperboard Shipped (in tons)              265,417         282,898           785,764           877,425
======================================================================================================

RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)

Net sales for the quarter ended June 30, 2001 decreased 3.6% to $357.1 million from $370.5 million for the quarter ended June 30, 2000. Net sales for the nine months ended June 30, 2001 decreased 1.6% to $1,069.6 million from $1,087.3 million for the nine months ended June 30, 2000. Net sales decreased primarily as a result of weak market conditions in our paperboard businesses including a significant decline in recycled fiber prices in the quarter and nine months ended June 30, 2001 compared to the quarter and nine months ended June 30, 2000.

Net Sales  (Aggregate) - Packaging Products Segment

                              First        Second         Third       Nine Months        Fourth       Fiscal
  (In Millions)             Quarter       Quarter       Quarter        Ended 6/30       Quarter         Year
  -----------------------------------------------------------------------------------------------------------
  2000                       $192.9        $195.1        $202.8            $590.8        $206.6       $797.4
  2001                        195.6         206.9         198.6             601.1           ---          ---
  -----------------------------------------------------------------------------------------------------------

Net sales of packaging products before intersegment eliminations for the quarter ended June 30, 2001 decreased 2.1% to $198.6 million from $202.8 million for the quarter ended June 30, 2000. The decrease was due primarily to a decline in volume and selling prices in our folding carton division in comparison to the same quarter in the prior year. Net sales of packaging products before intersegment eliminations for the nine months ended June 30, 2001 increased 1.7% to $601.1 million from $590.8 million for the nine months ended June 30, 2000. The increase was mainly a result of increases in volume in our plastic packaging division offset by a decline in sales volume at our partition joint venture, RTS packaging.

Net Sales  (Aggregate) - Paperboard Segment

                              First         Second          Third        Nine Months        Fourth          Fiscal
  (In Millions)             Quarter        Quarter        Quarter         Ended 6/30       Quarter            Year
  -----------------------------------------------------------------------------------------------------------------
  2000                       $144.3         $154.7         $148.9             $447.9        $140.6          $588.5
  2001                        131.5          133.1          130.5              395.1           ---             ---
  -----------------------------------------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 2001 decreased 12.4% to $130.5 million from $148.9 million for the quarter ended June 30, 2000. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 2001 decreased 11.8% to $395.1 million from $447.9 million for the nine months ended June 30, 2000. The decrease was primarily due to a decrease in demand for our products by customers in the book and ready to assemble furniture industries, adversely affecting volumes in our laminated paperboard products and specialty paperboard divisions. Reduced sales volumes at our RTS packaging business also contributed to the decline in sales in our specialty paperboard division. The specialty paperboard division produced 17,400 fewer tons in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Approximately 9,500 tons of the reduction was due to reduced shipments to the RTS packaging business and laminated paperboard products division. The recycled fiber division continued to experience lower sales due to significantly lower recovered fiber prices during the quarter and nine months ended June 30, 2001 compared to the quarter and nine months ended June 30, 2000.

Net Sales (Aggregate) - Specialty Corrugated Packaging and Display Segment

                              First         Second          Third       Nine Months       Fourth           Fiscal
  (In Millions)             Quarter        Quarter        Quarter        Ended 6/30      Quarter             Year
  -----------------------------------------------------------------------------------------------------------------
  2000                       $ 52.3         $ 59.2         $ 59.1            $170.6       $ 68.2           $238.8
  2001                         57.8           65.8           65.8             189.4          ---              ---
  -----------------------------------------------------------------------------------------------------------------

Net sales within this segment before intersegment eliminations for the quarter ended June 30, 2001 increased 11.3% to $65.8 million from $59.1 million for the quarter ended June 30, 2000. Net sales within this segment before intersegment eliminations for the nine months ended June 30, 2001 increased 11.0% to $189.4 million from $170.6 million for the nine months ended June 30, 2000. The increase primarily resulted from continued growth in our Alliance division. Sales in our Alliance division increased 23% and 18% for the quarter and nine months ended June 30, 2001, respectively, compared to the corresponding periods last year. This increase was offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2001 decreased 6.4% to $281.7 million from $300.9 million for the quarter ended June 30, 2000. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 2001 decreased to 78.9% from 81.2% for the quarter ended June 30, 2000. Cost of goods sold for the nine months ended June 30, 2001 decreased 2.0% to $854.5 million from $871.8 million for the nine months ended June 30, 2000. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 2001 decreased to 79.9% from 80.2% for the nine months ended June 30, 2000. Cost of goods sold as a percentage of net sales was lower during the quarter and nine months ended June 30, 2001 compared to the quarter and nine months ended June 30, 2000 primarily due to the decrease in recycled fiber prices which were partially offset by increases in natural gas prices.

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

                                   Three months ended June 30,                   Nine months ended June 30,
                                   2001                  2000                   2001                  2000
                            --------------------     -----------------      -----------------    ------------------
  (In Millions)              LIFO          FIFO       LIFO       FIFO        LIFO       FIFO      LIFO        FIFO
  -----------------------------------------------------------------------------------------------------------------
  Cost of goods sold        $281.7        $283.0     $300.9     $297.5      $854.5     $856.0    $871.8     $865.7
  Net income (loss)            9.1           8.3        2.6        4.7        21.2       20.3     (22.0)     (18.3)
  -----------------------------------------------------------------------------------------------------------------


Gross Profit

                          First           Second            Third       Nine Months        Fourth       Fiscal
  (% of Net Sales)      Quarter          Quarter          Quarter        Ended 6/30       Quarter         Year
  -------------------------------------------------------------------------------------------------------------
  2000                    20.8%             19.9%          18.8%            19.8%           19.4%        19.7%
  2001                    19.1%             20.1%          21.1%            20.1%             ---          ---
  -------------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended June 30, 2001 increased 8.2% to $75.3 million from $69.6 million for the quarter ended June 30, 2000. Gross profit for the nine months ended June 30, 2001 decreased 0.2% to $215.1 million from $215.5 million for the nine months ended June 30, 2000. Gross profit as a percentage of net sales was 21.1% and 18.8% for the quarters ended June 30, 2001 and 2000, respectively. Gross profit as a percentage of net sales was 20.1% and 19.8% for the nine months ended June 30, 2001 and 2000, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased 2.4% to $45.7 million from $46.8 million for the quarter ended June 30, 2000. Selling, general and administrative expenses for the nine months ended June 30, 2001 decreased 1.3% to $133.5 million from $135.3 million for the nine months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales was 12.8% and 12.6% for the quarters ended June 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percentage of net sales was 12.5% and 12.4% for the nine months ended June 30, 2001 and June 30, 2000, respectively.

Plant Closing and Other Costs

During the second quarter of fiscal 2001, we decided to consolidate the folding carton operations of our Augusta, Georgia folding carton plant into two other plants over a period of four to six months. This closing resulted in the termination of approximately 125 employees. As a result of this decision, we incurred pre-tax charges of approximately $1.4 million and $2.4 million, and made severance payments of approximately $0.5 million and $0.6 million, during the three and nine month periods ended June 30, 2001, respectively.

During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we made severance and other payments of $0.1 million and $2.0 million for the three and nine months ended June 30, 2001, respectively, and made an adjustment to reduce the liability by $0.1 million during the first quarter of fiscal 2001. We had a remaining liability of approximately $0.4 million at June 30, 2001. We have consolidated the operations of these closed plants into other existing facilities.

During the remainder of fiscal 2001 and fiscal 2002, we expect to incur an additional $5.0 million of pre-tax expense related to the Augusta, Chicago, and Madison plant closings.

Segment Operating Income.

Operating Income - Packaging Products Segment

                                                     Net Sales                  Operating
(In Millions, except Percentages)                  (Aggregate)                     Income          Return on Sales
------------------------------------------------------------------------------------------------------------------
First Quarter                                          $ 192.9                      $ 6.3                    3.3%
Second Quarter                                           195.1                        7.7                    3.9
Third Quarter                                            202.8                       10.7                    5.3
                                                       -------                     ------                    ---
Nine Months Ended 6/30                                   590.8                       24.7                    4.2
Fourth Quarter                                           206.6                       10.1                    4.9
------------------------------------------------------------------------------------------------------------------
Fiscal 2000                                            $ 797.4                     $ 34.8                    4.4%
------------------------------------------------------------------------------------------------------------------

FIRST QUARTER                                          $ 195.6                      $ 9.3                    4.8%
SECOND QUARTER                                           206.9                       10.0                    4.8
THIRD QUARTER                                            198.6                       11.1                    5.6
                                                       -------                     ------                    ---
NINE MONTHS ENDED 6/30                                   601.1                       30.4                    5.1
FOURTH QUARTER                                             ---                        ---                    ---
------------------------------------ -------------------------- -------------------------- -----------------------
FISCAL 2001                                                ---                        ---                    ---
------------------------------------ -------------------------- -------------------------- -----------------------

Operating income attributable to the packaging products segment for the quarter ended June 30, 2001 increased 3.7% to $11.1 million from $10.7 million for the quarter ended June 30, 2000. Operating income attributable to the packaging products segment for the nine months ended June 30, 2001 increased 23.1% to $30.4 million from $24.7 million for the nine months ended June 30, 2000. Operating margin for the quarter ended June 30, 2001 was 5.6% compared to 5.3% for the quarter ended June 30, 2000. Operating margin for the nine months ended June 30, 2001 was 5.1% compared to 4.2% for the nine months ended June 30, 2000. The increase in operating margin was primarily the result of operating efficiencies in our folding carton division gained through plant consolidations in fiscal 2000 Operating income for our folding carton division increased 74.2% to $16.2 million for the nine months ended June 30, 2001 from $9.3 million for the nine months ended June 30, 2000. Also contributing to the increase was a net sales increase in our plastic packaging business, which resulted in a corresponding increase in operating income. These increases were offset by a decrease in operating margin in our RTS packaging business due to lower sales volumes compared to the prior fiscal year.

Operating Income - Paperboard Segment

                                                     Net Sales                  Operating
(In Millions, except Percentages)                  (Aggregate)                     Income          Return on Sales
-------------------------------------------------------------------------------------------------------------------
First Quarter                                          $ 144.3                     $ 15.5                    10.7%
Second Quarter                                           154.7                       14.7                     9.5
Third Quarter                                            148.9                        8.4                     5.6
                                                       -------                     ------                    ----
Nine Months Ended 6/30                                   447.9                       38.6                     8.6
Fourth Quarter                                           140.6                        9.0                     6.4
-------------------------------------------------------------------------------------------------------------------
Fiscal 2000                                            $ 588.5                     $ 47.6                     8.1%
-------------------------------------------------------------------------------------------------------------------

FIRST QUARTER                                          $ 131.5                      $ 9.1                    6.9%
SECOND QUARTER                                           133.1                        8.9                    6.7
THIRD QUARTER                                            130.5                        8.9                    6.8
                                                       -------                     ------                    ----
NINE MONTHS ENDED 6/30                                   395.1                       26.9                    6.8
FOURTH QUARTER                                             ---                        ---                    ---
-------------------------------------------------------------------------------------------------------------------
FISCAL 2001                                                ---                        ---                    ---
-------------------------------------------------------------------------------------------------------------------

Operating income attributable to the paperboard segment for the quarter ended June 30, 2001 increased 6.0% to $8.9 million from $8.4 million for the quarter ended June 30, 2000. Operating margin for the quarter ended June 30, 2001 was 6.8% compared to 5.6% for the quarter ended June 30, 2000. The increase in operating margin in the quarter is due to unusual operating problems experienced at our Dallas coated mill during the third and fourth quarters of the prior fiscal year. However, this increase was offset by high energy costs which continue to be a significant factor for the paperboard group with average energy costs rising from $51 per ton to $65 per ton in the third quarter of fiscal 2001 compared to the same quarter last year.

Operating income attributable to the paperboard segment for the nine months ended June 30, 2001 decreased 30.3% to $26.9 million from $38.6 million for the nine months ended June 30, 2000. Operating margin for the nine months ended June 30, 2001 was 6.8% compared to 8.6% for the nine months ended June 30, 2000. The decrease in operating margin resulted from higher energy costs and softer markets during the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. Sales of our laminated paperboard products declined due to a decrease in demand by customers in the book and ready to assemble furniture industries. In turn, the reduced sales volumes at our laminated paperboard products division, combined with a decline in sales to our RTS packaging business, reduced operating income in our specialty paperboard division. The decreases in operating margin of our mills were partially offset by lower recovered fiber prices. However, this decline in recovered fiber prices reduced operating margin of our recycled fiber division, further contributing to the decrease in operating margin of our paperboard segment.

                                                                                                               Weighted
                            Uncoated     Coated     Average      Medium    Average        Total     Average     Average
                                Tons       Tons  Paperboard        Tons     Medium         Tons       Price   Recovered
                             Shipped    Shipped       Price     Shipped      Price      Shipped    All Tons  Paper Cost
                                 (In        (In        (Per         (In       (Per          (In        (Per        (Per
                           Thousands) Thousands)        Ton)  Thousands)       Ton)   Thousands)        Ton)        Ton)
  ----------------------------------------------------------------------------------------------------------------------
  First Quarter              127.3       123.1       $420        42.4       $386       292.8        $415        $ 83
  Second Quarter             129.5       127.6        426        44.7        403       301.8         423          91
  Third Quarter              123.4       118.6        445        40.9        419       282.9         441         108
                             -----       -----                  -----                -------
  Nine Months Ended 6/30     380.2       369.3        430       128.0        403       877.5         426          94
  Fourth Quarter             110.6       118.1        449        42.2        407       270.9         443          88
  ----------------------------------------------------------------------------------------------------------------------
  Fiscal 2000                490.8       487.4       $435       170.2       $403     1,148.4        $430        $ 92
  ----------------------------------------------------------------------------------------------------------------------

  FIRST QUARTER               97.9       118.8       $451        41.5       $393       258.2        $442        $ 65
  SECOND QUARTER             102.8       119.6        445        39.8        385       262.2         435          58
  THIRD QUARTER              105.8       117.6        437        42.0        369       265.4         426          53
                             -----       -----                  -----                -------
  NINE MONTHS ENDED 6/30     306.5       356.0        444       123.3        382       785.8         434          59
  FOURTH QUARTER               ---         ---        ---         ---        ---         ---         ---         ---
  ----------------------------------------------------------------------------------------------------------------------
  FISCAL 2001                  ---         ---        ---         ---        ---         ---         ---         ---
  ----------------------------------------------------------------------------------------------------------------------

Total operating capacity in our paperboard segment for the three months ended June 30, 2001 declined 3.2% to 311.1 thousand tons from 321.4 thousand tons for the three months ended June 30, 2000. Total operating capacity in our paperboard segment for the nine months ended June 30, 2001 declined 4.8% to 923.1 thousand tons from 969.8 thousand tons for the nine months ended June 30, 2000. The decrease in operating capacity is due to the contribution of one of our two paperboard machines at our Lynchburg, Virginia paperboard mill to Seven Hills Paperboard, LLC, an entity in which we own 49%. The machine is being converted to manufacture gypsum wallboard facing paper.

Our St. Paul, Minnesota, Battle Creek, Michigan, Sheldon Springs, Vermont, Dallas, Texas, and Stroudsburg, Pennsylvania mills produce coated grades of paperboard. Total annual capacity of coated paperboard is 545.0 thousand tons. Our Chattanooga, Tennessee, Otsego, Michigan, Dallas, Texas, Lynchburg, Virginia, Eaton, Indiana, Cincinnati, Ohio, and Aurora, Illinois mills produce uncoated grades of specialty paperboard. Total annual capacity of uncoated specialty paperboard is 504.0 thousand tons. Our St. Paul, Minnesota facility produces recycled corrugating medium and has an annual capacity of 185.0 thousand tons.

Operating Income - Specialty Corrugated Packaging and Display Segment


       (In Millions, except                  Net Sales                      Operating                       Return
           Percentages)                    (Aggregate)                         Income                     on Sales
  ------------------------------------------------------------------------------------------------------------------
  First Quarter                                 $  52.3                         $  6.2                       11.9%
  Second Quarter                                   59.2                            7.8                       13.2
  Third Quarter                                    59.1                            7.2                       12.2
                                                -------                         ------                       ----
  Nine Months Ended 6/30                          170.6                           21.2                       12.4
  Fourth Quarter                                   68.2                            7.2                       10.6
  ------------------------------------------------------------------------------------------------------------------
  Fiscal 2000                                   $ 238.8                         $ 28.4                       11.9%
  ------------------------------------------------------------------------------------------------------------------

  FIRST QUARTER                                 $  57.8                           $2.3                        4.0%
  SECOND QUARTER                                   65.8                            7.8                       11.9
  THIRD QUARTER                                    65.8                            7.4                       11.2
                                                -------                         ------                       ----
  NINE MONTHS ENDED 6/30                          189.4                           17.5                        9.2
  FOURTH QUARTER                                    ---                            ---                        ---
  ------------------------------------------------------------------------------------------------------------------
  FISCAL 2001                                       ---                            ---                        ---
  ------------------------------------------------------------------------------------------------------------------

Operating income attributable to this segment for the quarter ended June 30, 2001 increased 2.8% to $7.4 million from $7.2 million for the quarter ended June 30, 2000. Operating income attributable to this segment for the nine months ended June 30, 2001 was $17.5 million as compared to $21.2 million, a decrease of 17.5%, for the nine months ended June 30, 2000. Operating margin for the quarter ended June 30, 2001 decreased to 11.2% from 12.2% for the quarter ended June 30, 2000. Operating margin for the nine months ended June 30, 2001 decreased to 9.2% from 12.4% for the nine months ended June 30, 2000. The decrease in operating margin primarily resulted from lower sales volumes in our corrugating packaging division due to generally weaker market conditions as well as fixed costs associated with positioning the Alliance division for fiscal 2001 growth. Additionally, operating margin was higher for the nine months ended June 30, 2000 due to unusually strong sales and earnings in the display division during the first quarter of fiscal 2000 which adversely affects the comparison to the nine months ended June 30, 2001.

Interest Expense

Interest expense for the quarter ended June 30, 2001 decreased to $8.1 million from $8.9 million for the quarter ended June 30, 2000. The decline in interest expense for the quarter ended June 30, 2001 was primarily due to a decrease in our average outstanding borrowings and a decrease in interest rates. Interest expense for the nine months ended June 30, 2001 increased to $27.5 million from $25.4 million for the nine months ended June 30, 2000. The increase in interest expense for the nine months ended June 30, 2001 was primarily due to an increase in our average outstanding borrowings and higher interest rates during the first quarter of fiscal 2001.

Provision for Income Taxes

The income tax expense for the quarter ended June 30, 2001 was $7.1 million compared to $3.0 million for the quarter ended June 30, 2000. Provision for income taxes increased to $17.2 million for the nine months ended June 30, 2001 from $6.3 million for the nine months ended June 30, 2000. The Company's effective tax expense rate was 43.8% for the quarter ended June 30, 2001 compared to 53.3% for the quarter ended June 30, 2000. The Company's effective tax rate increased to 45.1% for the nine months ended June 30, 2001 compared to an effective tax benefit rate of 40.2% for the nine months ended June 30, 2000. Differences between our effective tax rate and statutory rates relate primarily to the amortization and write-off of goodwill, which is not deductible for income tax purposes.

Net Income (Loss) and Earnings (Loss) Per Common and Common Equivalent Share

Net income for the quarter and nine months ended June 30, 2001 was $9.1 million and $21.2 million, respectively. Net income for the quarter ended June 30, 2000 was $2.6 million and net loss for the nine months ended June 30, 2000 was $22.0 million. Net income as a percentage of net sales was 2.6% and 2.0% for the quarter and nine months ended June 30, 2001, respectively. Net income as a percentage of net sales was 0.7% for the quarter ended June 30, 2000 and net loss as a percentage of net sales was 2.0% for the nine months ended June 30, 2000. Earnings per common and common equivalent share for the quarter and nine months ended June 30, 2001 was $0.27 and $0.64, respectively. Earnings per common and common equivalent share for the quarter ended June 30, 2000 was $0.07 and loss per common and common equivalent share for the nine months ended June 30, 2000 was $0.63.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. During the second quarter of fiscal 2001, we amended the terms of our revolving credit facility under which we reduced our aggregate borrowing availability from $450 million to $400 million. During July 2001, the participating banks agreed to amend the terms of our revolving credit facility to eliminate certain scheduled adjustments to two of our financial covenants in the event we reduce the size of the facility to $300 million or less and permit us to enter into certain agreements restricting our ability to grant liens upon our assets and properties. At June 30, 2001, we had $289 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $3.0 million at June 30, 2001, decreased from $5.4 million at September 30, 2000.

Net cash provided by operating activities increased for the nine months ended June 30, 2001 to $92.0 million from $62.5 million for the nine months ended June 30, 2000. The increase was primarily a result of decreases in accounts receivable and inventory balances. Net cash used for financing activities aggregated $36.3 million for the nine months ended June 30, 2001 and consisted primarily of repayments of borrowings and dividend payments. Net cash provided by financing activities aggregated $9.4 million for the nine months ended June 30, 2000 and consisted primarily of additional borrowings under the revolving credit facility, partially offset by purchases of common stock and dividend payments. Net cash used for investing activities was $58.4 million for the nine months ended June 30, 2001 compared to $69.0 million for the nine months ended June 30, 2000 and consisted primarily of capital expenditures for the nine months ended June 30, 2001 and June 30, 2000.

Capital expenditures during the nine months ended June 30, 2001 aggregated $51.8 million, excluding our capital contributions to our joint venture Seven Hills Paperboard, LLC, and were used primarily to purchase and upgrade machinery and equipment. To date, we have contributed cash of $14.6 million to the joint venture. We estimate that our capital expenditures will aggregate approximately $80.0 million for fiscal 2001 including our investment in Seven Hills Paperboard, LLC. These expenditures will be used to purchase and upgrade various machinery and equipment in all of our divisions and for building expansions and improvements in one of our divisions.

On November 15, 2000, the Executive Committee of our Board of Directors amended our stock repurchase plan to allow us to repurchase from time to time prior to July 31, 2003 up to 2,143,332 shares of common stock, including shares of Class A common stock, in open market transactions on the New York Stock Exchange or in private transactions, and shares of Class B common stock in private transactions, including repurchases pursuant to certain first-offer rights contained in our Restated and Amended Articles of Incorporation. Since the amendment, we have repurchased 4,300 shares of Class A common stock.

We anticipate that we will be able to fund our capital expenditures, acquisitions, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments

We enter into a variety of derivative transactions. Generally, we designate at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitor each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. We include in operations amounts received or paid when the underlying transaction settles. As of June 30, 2001, derivatives are included in other long-term liabilities on the balance sheet. We do not enter into or hold derivatives for trading or speculative purposes.

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

EXPENDITURES FOR ENVIRONMENTAL COMPLIANCE

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

We estimate that we will spend $1.0 to $2.0 million for capital expenditures during fiscal year 2001 in connection with matters relating to environmental compliance. Over the next twelve months, we will also need to upgrade or replace a boiler at one of our facilities in Texas to comply with new state air pollution control requirements. We estimate the cost for upgrading or replacing that boiler to be in the range of $1.0 million to $3.5 million. In the event we are not able to upgrade or replace the boiler prior to the new air pollution control requirements going into effect, we may have to temporarily suspend a portion of our operations at our Dallas, Texas facility. We do not believe that such a disruption, if it were to occur, would have a material adverse effect on our results of operations.

In addition, we may need to modify or replace the coal-fired boilers at two of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements could cost as much as $9.0 million. If required, we anticipate those costs to be incurred beginning in 2002.

On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality, which we refer to as MDEQ, in which the MDEQ alleged that we were in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility's wastewater discharge permit at one of our Michigan facilities. The letter alleged that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that we were liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River Site. The letter requested that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have entered into an administrative consent order pursuant to which improvements are being made to the facility's wastewater treatment system and we have paid a $75,000 settlement amount. We have also agreed to pay an additional $30,000 for past and future oversight costs incurred by the State of Michigan. This payment will be made in three equal installments over two years, the first of which has already been made. The cost of making upgrades to the wastewater treatment systems is estimated to be approximately $1.4 million. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on our part. The order was completed during the first quarter of fiscal 2001. To date, MDEQ has not made any other demand regarding our alleged liability for contamination at the Kalamazoo River Site.

We have been identified as a potentially responsible party, which we refer to as a PRP, at eight "superfund" sites pursuant to CERCLA or comparable state statutes. In all of these matters, we have either resolved our alleged liability for amounts that are not material to us, or we believe that based on currently available information, although there can be no assurance, any liability that we might have at these other sites, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows.

FORWARD-LOOKING STATEMENTS

Statements herein regarding, among other things, estimated capital expenditures and the estimated costs of closing the Augusta, Chicago, and Madison facilities, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures as well as estimated severance costs, the timing and cost of relocating equipment and the amount of asset writedowns in connection with closing of the Augusta, Chicago, and Madison facilities. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. Further, these forward-looking statements are subject to other general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, fluctuations in selling prices, possible adverse actions of our customers, our competitors and suppliers and adverse changes in general market and industry conditions. We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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


                                              ROCK-TENN COMPANY
                                                (Registrant)



Date:      July 26, 2001                By:   /s/ STEVEN C. VOORHEES
      --------------------                --------------------------------------
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