Form 10-K
period 2001-09-30
ROCK TENN CO
filed 2001-12-20
CIK 230498

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

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                   OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM__________TO__________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 6, 2001 (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date) was approximately $330 million.

     As of December 6, 2001, the registrant had 23,040,671 and 10,601,853 shares of Class A Common Stock and Class B Common Stock outstanding, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2001 are incorporated by reference in Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2002 are incorporated by reference in Parts III and IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                               ROCK-TENN COMPANY

                                                                          PAGE
                                                                        REFERENCE
                                                                        ---------
                                     PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................      8
Item 4.   Submission of Matters to a Vote of Security Holders.........      9
Item X.   Executive Officers of the Registrant........................      9

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     12
Item 6.   Selected Financial Data.....................................     12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     12
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     12
Item 8.   Financial Statements and Supplementary Data.................     12
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     12

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     13
Item 11.  Executive Compensation......................................     13
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     13
Item 13.  Certain Relationships and Related Transactions..............     13

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     14

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, "we", "us", "our" or "Rock-Tenn" refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as RTS. We own 65% of RTS and conduct our interior packaging products business through RTS.

GENERAL

     We are a manufacturer of packaging, merchandising displays and 100% recycled clay-coated and specialty paperboard. Our packaging operations manufacture folding cartons, solid fiber interior packaging, corrugated packaging and corrugated sheet stock and plastic packaging and other products. We also produce laminated paperboard products and corrugating medium, as well as collect and sell recycled fiber. We operate 64 converting operations, 12 paperboard mills and one distribution facility. These facilities are located in 24 states, Canada, Mexico and Chile.

PRODUCTS

     We report our results of operations in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. For financial information relating to our segments, please see the information set forth in Note 11 to our audited consolidated financial statements incorporated by reference into "Item 8 -- Financial Statements and Supplementary Data" in this Annual Report.

  PACKAGING PRODUCTS

     In our packaging segment, we manufacture three lines of packaging products:

     - folding cartons,

     - solid fiber interior packaging, and

     - plastic packaging.

     Folding Cartons. We believe that we are the fourth largest producer of folding cartons in North America. Customers use our folding cartons to package frozen, dry and perishable food items, paper goods, hardware products, textile, automotive, apparel and other products. We manufacture folding cartons from recycled or virgin paperboard, which we print, coat, die-cut and glue in accordance with customer specifications. We then ship finished cartons to customers' plants for packing and sealing. We operate 17 folding carton plants and one distribution facility. Sales of folding cartons to unaffiliated customers accounted for 41.6%, 40.5% and 42.9% of our net sales in fiscal 2001, 2000 and 1999, respectively.

     Interior Packaging Products. We believe that we are the largest manufacturer of solid fiber interior packaging in North America, which we market principally to glass container manufacturers and producers of food, beer, wine and electrical components. We manufacture solid fiber interior packaging primarily from 100% recycled specialty paperboard. Our solid fiber interior packaging comes in varying thicknesses to meet different structural requirements for high speed casing, uncasing and filling lines due to their precision die-cut construction. We focus on developing high quality, value-added interior packaging products for specific applications to meet customers' packaging needs. We operate 11 solid fiber interior packaging plants. Sales of solid fiber interior packaging products to unaffiliated customers accounted for 8.8%, 9.3% and 10.3% of our net sales in fiscal 2001, 2000 and 1999, respectively.

     Plastic Packaging Products. We manufacture custom thermoformed plastic packaging and extruded plastic roll stock for sale to the food service, industrial products, consumer products, healthcare and food processor markets. We use contact heat and radiant heat thermoforming equipment to manufacture thermoformed products from plastic roll stock in a wide range of thicknesses, enabling us to serve a range of product applications. We also operate film extruders to manufacture plastic roll stock in a wide range of resins and colors. We use virgin and recycled plastic resin purchased from third parties in the extrusion process, including high impact polystyrene, high density polyethylene, polypropylene, polyethylene terephthalate (PET) and K resin blends. We operate two plastic packaging plants. Sales of plastic packaging products to unaffiliated customers accounted for 5.3%, 4.3% and 3.6% of our net sales in fiscal 2001, 2000 and 1999, respectively.

  MERCHANDISING DISPLAYS AND CORRUGATED PACKAGING

     In our merchandising displays and corrugated packaging segment, we manufacture three lines of products:

     - temporary and permanent point of purchase displays,

     - corrugated packaging, and

     - corrugated sheet stock.

     Merchandising Displays. We believe we are the largest manufacturer of temporary point of purchase displays in North America. We manufacture displays for sale to many of the largest national consumer products companies and to smaller national and regional consumer products companies. We also manufacture permanent displays and provide contract packing services for completed displays, which may include customer products. We operate one facility that manufactures displays and lithographic laminated packaging and one facility that manufactures only lithographic laminated packaging. We also operate six contract packing facilities and nine display sales and design centers. Sales of our merchandising displays and lithographic laminated packaging to unaffiliated customers accounted for 12.6%, 10.5% and 8.5% of our net sales in fiscal 2001, 2000 and 1999, respectively.

     Corrugated Packaging. We manufacture corrugated packaging and corrugated sheet stock in a range of flute configurations and structural designs. We market corrugated packages and corrugated sheet stock products primarily in the Southeastern U.S. To make corrugated sheet stock, we simultaneously feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We market corrugated sheets to corrugated box manufacturers. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We operate one corrugator, four corrugated packaging plants and one fulfillment center. Sales of our corrugated packaging products to unaffiliated customers accounted for 5.3%, 5.5% and 5.0% of our net sales in fiscal 2001, 2000 and 1999, respectively.

  PAPERBOARD

     In our paperboard segment, we collect recovered paper and produce four paperboard products:

     - 100% recycled clay-coated paperboard,

     - 100% recycled specialty paperboard,

     - 100% recycled corrugating medium, and

     - laminated paperboard products.

     Clay-Coated and Specialty Paperboard and Corrugating Medium. We believe we are the second largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and paperboard used in the manufacture of gypsum wallboard). We market our recycled clay-coated and specialty paperboard to manufacturers of folding cartons, solid fiber interior packaging, laminated paperboard products, tube and core products, set-up boxes and other paperboard products. We also manufacture recycled corrugating medium, which we market to corrugated sheet manufacturers. We operate 12 paperboard mills. Sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 16.3%, 17.3% and 16.4% of our net sales in fiscal 2001, 2000 and 1999, respectively.

     Laminated Paperboard Products. We believe we are the largest U.S. producer of laminated paperboard products for the furniture market and the second largest U.S. manufacturer of laminated paperboard products in the book cover market. We convert specialty paperboard into laminated paperboard products for use in book covers and binders, furniture, automotive components, fiber drums and other industrial products. We operate six laminated paperboard products plants. Sales of laminated paperboard products to unaffiliated customers accounted for 7.8%, 9.3% and 11.2% of our net sales in fiscal 2001, 2000 and 1999, respectively.

     Recycled Fiber. We operate 14 paper recovery facilities that collect paper from a number of sources including factories, commercial printers, office buildings, retail stores and paper converters as well as from other wastepaper collectors. After sorting and baling, we transfer collected paper to our paperboard mills for processing or sell it principally to other U.S. manufacturers of recycled paperboard. Several of our paper recovery facilities are located near our paperboard mills. This helps minimize freight costs and provides an additional source of supply of recovered paper for our operations, which is the principal raw material used to produce recycled paperboard. We also operate a marketing and brokerage group that serves large national accounts. Sales of recovered paper to unaffiliated customers accounted for 2.3%, 3.3% and 2.1% of our net sales in fiscal 2001, 2000 and 1999, respectively.

SALES AND MARKETING

     In fiscal 2001, we sold:

     - packaging products to approximately 3,100 customers,

     - merchandising display and corrugated packaging products to approximately 1,100 customers, and

     - recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,100 customers.

     None of our customers accounted for more than 5% of our net sales in fiscal 2001. We generally manufacture our products pursuant to customers' orders. Some of our products are marketed to key customers. The loss of any key customer could have an adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have strong relationships with our customers.

     Each of our product lines is marketed through its own sales force. Each sales force maintains direct sales relationships with customers. We also market several product lines, including folding cartons and book covers, through independent sales representatives and independent distributors, respectively. Sales personnel are supervised by regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. We pay our paperboard and laminated paperboard products sales personnel a base salary, and we generally pay our packaging products and merchandising display products sales personnel a base salary plus commission. We pay our independent sales representatives on a commission basis.

COMPETITION

     The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers. In the fiber interior packaging, point-of-purchase display, thermoformed plastic packaging and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. In the paperboard segment, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of recycled and recycled content paperboard. Our paperboard also competes with virgin paperboard.

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

     We estimate that we will spend $1.0 million to $2.0 million for capital expenditures during fiscal year 2002 in connection with matters relating to environmental compliance. Over the next twelve months, we will also need to upgrade or replace a boiler at one of our facilities in Texas to comply with new state air pollution control requirements. We estimate the cost for upgrading or replacing that boiler to be in the range of $0.3 million to $3.5 million. In the event we are not able to upgrade or replace the boiler prior to the new air pollution control requirements going into effect, we may have to temporarily suspend a portion of our operations at our Dallas, Texas facility. We do not believe that such a disruption, if it were to occur, would have a material adverse effect on our results of operations.

     In addition, we may need to modify or replace the coal-fired boilers at two of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements could cost from $4.0 million to $9.0 million. If required, we anticipate those costs to be incurred within the next three years.

     On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality, which we refer to as MDEQ, in which the MDEQ alleged that we were in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility's wastewater discharge permit at one of our Michigan facilities. The letter alleged that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that we are liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River site. The letter requested that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have entered into an administrative consent order pursuant to which improvements are being made to the facility's wastewater treatment system and we have paid a $75,000 settlement amount. We have also agreed to pay an additional $30,000 for past and future oversight costs incurred by the State of Michigan, which payment will be made in three equal installments over the next two years, the first of which has already been made. The cost of making upgrades to the wastewater treatment systems is estimated to be approximately $1.4 million, of which we have incurred $0.5 million as of September 30, 2001. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on our part. The order was completed during the first quarter of fiscal 2001. To date, the MDEQ has not made any other demand regarding our alleged liability for contamination at the Kalamazoo River site.

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

EMPLOYEES

     At September 30, 2001, we had 8,514 employees. Of these employees, 6,614 were hourly and 1,900 were salaried. Approximately 3,009 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years, and management believes that our relations with our employees are good.

ITEM 2.  PROPERTIES

     The following table shows information about our paperboard mills:

                                      FISCAL 2001
                                      PRODUCTION
                                       CAPACITY
          LOCATION OF MILL             (IN TONS)            PAPERBOARD PRODUCED
------------------------------------  -----------   ------------------------------------
St. Paul, MN........................    185,000     Recycled corrugating medium
St. Paul, MN........................    167,000     Clay-coated recycled paperboard
Battle Creek, MI....................    134,000     Clay-coated recycled paperboard
Sheldon Springs, VT (Missisquoi         100,000     Clay-coated recycled paperboard
  Mill).............................
Dallas, TX..........................     94,000     Clay-coated recycled paperboard
Stroudsburg, PA.....................     52,000     Clay-coated recycled paperboard
Chattanooga, TN.....................    130,000     Specialty recycled paperboard
Otsego, MI..........................     95,000     Specialty recycled paperboard
Lynchburg, VA.......................     76,500*    Specialty recycled paperboard
Dallas, TX..........................     75,000     Specialty recycled paperboard
Eaton, IN...........................     59,000     Specialty recycled paperboard
Cincinnati, OH......................     51,000     Specialty recycled paperboard
Aurora, IL..........................     32,000     Specialty recycled paperboard

---------------

* Reflects the production capacity of one of our two paperboard machines that has been converted to manufacture gypsum wallboard facing paper and is owned by Seven Hills Paperboard, LLC, an entity in which we own 49% of the equity. The other paperboard machine at our Lynchburg, Virginia paperboard mill has been temporarily shutdown.

     In addition to our paperboard mills set forth above, we also operate 64 converting operations and one distribution facility that are located in 22 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada, Mexico and Chile. Of our facilities, we own 62 and lease 15. Our principal executive offices, which we own, are located in Norcross, Georgia. We believe that our existing production capacity is adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of our company are as follows:

                NAME                   AGE                    POSITION HELD
-------------------------------------  ---   ------------------------------------------------
James A. Rubright....................  55    Chairman of the Board and Chief Executive
                                             Officer
David E. Dreibelbis..................  49    Executive Vice President and General Manager of
                                             the Paperboard Group*
Nicholas G. George...................  51    Executive Vice President and General Manager of
                                             the Folding Carton Division
Steven C. Voorhees...................  47    Executive Vice President and Chief Financial
                                             Officer
Russell M. Currey....................  40    Executive Vice President and General Manager of
                                             the Corrugated Packaging Division
Vincent J. D'Amelio..................  50    Executive Vice President and General Manager of
                                             the Plastic Packaging Division
Terry W. Durham......................  46    Executive Vice President and General Manager of
                                             the Laminated Paperboard Products Division
James L. Einstein....................  56    Executive Vice President and General Manager of
                                             the Alliance Division
Paul J. England......................  46    Executive Vice President and General Manager of
                                             the Specialty Paperboard Division
Stephen P. Flanagan..................  47    Executive Vice President and General Manager of
                                             the Recycled Fiber Division
James K. Hansen......................  63    Executive Vice President and General Manager of
                                             the Coated Paperboard Division
Jodi L. Littlestone..................  37    Vice President of Employee and Organizational
                                               Effectiveness
Robert B. McIntosh...................  44    Senior Vice President, General Counsel and
                                             Secretary
Richard E. Steed.....................  50    President and Chief Executive Officer of RTS

---------------

* The paperboard group consists of the recycled fiber, specialty paperboard, coated paperboard and laminated paperboard products divisions.

     James A. Rubright has served as chairman of the board since January 2000 and chief executive officer since October 1999. Prior to joining our company, from February 1994 until October 1999, Mr. Rubright served as an executive officer of Sonat, Inc., an energy concern. From 1995 to 1996 Mr. Rubright was senior vice president, general counsel and chief accounting officer of Sonat, Inc. In 1996 Mr. Rubright became senior vice president of Sonat, Inc. and head of Sonat's interstate natural gas pipeline group, and in 1998 he became executive vice president of Sonat, Inc. with responsibility for Sonat's interstate natural gas pipeline group and energy services businesses. Mr. Rubright is also a director of AGL Resources Inc., an energy company, and Avondale Incorporated, a textile manufacturing company.

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

     Nicholas G. George has served as executive vice president and general manager of our folding carton division since June 1991. Mr. George was vice president and general sales manager of our folding carton division from January 1991 until June 1991. Mr. George was vice president of folding sales, western area, from July 1986 until January 1991. Mr. George joined our company in May 1980.

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

     Russell M. Currey has served as executive vice president and general manager of our corrugated packaging division since March 2001. From December 1994 to February 2001, Mr. Currey was the senior vice president of marketing and planning. Mr. Currey served as executive vice president and general manager of our recycled fiber division from September 1992 until August 1994. From February 1990 until September 1992, Mr. Currey served as manager of strategic development for our paperboard group. From July 1986 until February 1990, he was general manager of one of our recycled fiber plants. Mr. Currey joined our company in July 1983. Mr. Currey is the son of Bradley Currey, Jr. and the nephew of Robert
B. Currey, both of whom are directors of our company.

     Vincent J. D'Amelio has served as executive vice president and general manager of our plastic packaging division since July 1998. From 1994 until July 1998, he was vice president of manufacturing for our plastic packaging division. Mr. D'Amelio joined our company in 1994.

     Terry W. Durham has served as executive vice president and general manager of our laminated paperboard products division since July 2000. From September 1997 through July 2000, Mr. Durham served as senior vice president and chief operating officer of RTS. From April 1992 through August 1997, Mr. Durham was division general manager of the fiber partition division of Sonoco Products Company.

     James L. Einstein has served as executive vice president and general manager of our Alliance division since November 2000. From January 1995 until October 2000, Mr. Einstein served as vice president and general manager of our display operations. Prior to joining our company, Mr. Einstein served as president and chief executive officer of Alliance Display and Packaging Company from 1991 until 1995.

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

     Jodi L. Littlestone has served as vice president of employee and organizational effectiveness since May 2001. From January 2001 until April 2001, Ms. Littlestone served as vice president of human capital for Idapta, a software product development company, and from May 1998 until January 2001, Ms. Littlestone served as senior vice president of worldwide human resources for iXL, Inc. (which merged in November 2001 with Scient, Inc.), an Internet strategy and consulting firm. From March 1997 until April 1998,

Ms. Littlestone served as director of human resources for BellSouth.net, the Internet division of BellSouth Corporation, and from January 1995 until February 1997, she served as director of human resources for the 1996 Atlanta Paralympic Games.

     Robert B. McIntosh has served as senior vice president, general counsel and secretary since August 2000. From September 1995 until July 2000, Mr. McIntosh served as vice president, general counsel and assistant secretary.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market price information under the heading "Shareholder
Information -- Price Range of Class A Common Stock" on page 55, the shareholder information under the heading "Shareholder Information -- Common Stock" on page 55 and the dividend information under the heading "Five-Year Selected Financial and Operating Highlights" on page 22 of the Annual Report to Shareholders for the year ended September 30, 2001 are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the heading "Five-Year Selected Financial and Operating Highlights" for the years ended September 30, 1997 through 2001 on page 22 of the Annual Report to Shareholders for the year ended September 30, 2001 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 33 of the Annual Report to Shareholders for the year ended September 30, 2001 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Market Risk Sensitive Instruments and Positions" on pages 29 through 30 of the Annual Report to Shareholders for the year ended September 30, 2001 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of our company and our subsidiaries included in the Annual Report to Shareholders for the year ended September 30, 2001 are incorporated herein by reference:

        Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999.

        Consolidated Balance Sheets as of September 30, 2001 and 2000.

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 2001, 2000 and 1999.

        Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.

        Notes to Consolidated Financial Statements.

     The information in Note 12, "Financial Results by Quarter (Unaudited)" for the years ended September 30, 2001, 2000 and 1999 on page 51 of the Annual Report to Shareholders for the year ended September 30, 2001 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 2005," "Incumbent Directors -- Term Expiring 2004," "Incumbent Directors -- Term Expiring 2003" and "Incumbent
Director -- Term Expiring 2002" in the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2002 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2002 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" and the sections under the heading "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Aggregated Options Table," "Pension Plan Table" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2002 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Common Stock Ownership by Management and Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2002 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of our company and our consolidated subsidiaries and the Report of the Independent Auditors, included in our Annual Report to Shareholders for the year ended September 30, 2001 are incorporated by reference in Part II, Item 8:

        Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999.

        Consolidated Balance Sheets as of September 30, 2001 and 2000.

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 2001, 2000 and 1999.

        Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

     No Current Reports on Form 8-K have been filed in the last quarter of the fiscal year ended September 30, 2001.

2. FINANCIAL STATEMENT SCHEDULE OF ROCK-TENN COMPANY.

     The following financial statement schedule is included in Part IV of this report:

        Schedule II -- Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable or not required.

3. EXHIBITS.

EXHIBIT
NUMBER
-------
  3.1    --   Restated and Amended Articles of Incorporation of the
              Registrant (incorporated by reference to Exhibit 3.1 to the
              Registrant's Registration Statement on Form S-1, File No.
              33-73312).
  3.2    --   Articles of Amendment to the Registrant's Restated and
              Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form
              10-K for the year ended September 30, 2000).
  3.3    --   Bylaws of the Registrant (incorporated by reference to
              Exhibit 3.2 to the Registrant's Registration Statement on
              Form S-1, File No. 33-73312).
  4.1    --   Credit Agreement, dated as of June 30, 2000 among Rock-Tenn
              Company, the Lenders listed therein, SunTrust Bank, as
              Agent, Bank of America, N.A., as Syndication Agent and
              Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as
              amended by the First Amendment to Credit Agreement dated as of April 6, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America,
              N.A., as Syndication Agent and Wachovia Bank, N.A., as
              Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 2001), and as further amended by the
              Second Amendment to Credit Agreement dated as of July 26,
              2001 by and among Rock-Tenn Company, the Lenders listed
              therein, SunTrust Bank, as Agent, Bank of America, N.A., as
              Syndication Agent and Wachovia Bank, N.A., as Documentation
              Agent.

EXHIBIT
NUMBER
-------
  4.2    --   The Registrant agrees to furnish to the Securities and
              Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the
              Registrant and all of its consolidated subsidiaries and
              unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange
              Commission.
  4.3    --   Indenture between Rock-Tenn Company and SunTrust Bank, as
              successor trustee to Trust Company Bank (incorporated by
              reference to Exhibit 4.1 of the Registrant's Registration
              Statement on Form S-3, File No. 33-93934).
 10.1    --   Rock-Tenn Company 1989 Stock Option Plan (incorporated by
              reference to Exhibit 10.12 to the Registrant's Registration
              Statement on Form S-1, File No. 33-73312).
 10.2    --   Rock-Tenn Company 1993 Employee Stock Option Plan
              (incorporated by reference to Exhibit 10.13 to the
              Registrant's Registration Statement on Form S-1, File No.
              33-73312).
 10.3    --   Rock-Tenn Company Key Employee Incentive Bonus Plan as
              amended on October 27, 1994 (incorporated by reference to
              Exhibit 10.4 of the Registrant's Annual Report on Form 10-K
              for the year ended September 30, 2000).
 10.4    --   Rock-Tenn Company Supplemental Executive Retirement Plan
              Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form
              10-K for the year ended September 30, 2000).
 10.5    --   2000 Incentive Stock Plan (incorporated by reference to the
              Registrant's definitive Proxy Statement for the 2001 Annual
              Meeting of Shareholders filed with the SEC on December 18,
              2000).
 10.6    --   Amendment to 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the
              SEC on December 18, 2000).
 10.7    --   Rock-Tenn Company Annual Executive Bonus Program
              (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of
              Shareholders filed with the SEC on December 19, 2001).
 12      --   Statement re: Computation of Ratio of Earnings to Fixed
              Charges.
 13      --   Annual Report to Shareholders submitted herewith but not
              "filed," except for those portions expressly incorporated by reference herein.
 21      --   Subsidiaries of the Registrant.
 23      --   Report and Consent of Ernst & Young LLP.
 99.1    --   Audited Financial Statements for the Rock-Tenn Company 1993
              Employee Stock Purchase Plan for the years ended September
              30, 2001, 2000 and 1999.
 99.2    --   Cautionary Statement relative to Forward-Looking Statements.

(B) REPORTS ON FORM 8-K

     Not applicable.

(C) SEE ITEM 14(A)(3) AND SEPARATE EXHIBIT INDEX ATTACHED HERETO.

(D) NOT APPLICABLE.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROCK-TENN COMPANY

Dated: December 20, 2001                  By:     /s/ JAMES A. RUBRIGHT
                                            ------------------------------------
                                                    James A. Rubright
                                                Chairman of the Board and
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                /s/ JAMES A. RUBRIGHT                  Director, Chairman of the Board    December 20, 2001
-----------------------------------------------------  and Chief Executive Officer
                  James A. Rubright                    (Principal Executive Officer)

               /s/ STEVEN C. VOORHEES                  Executive Vice President and       December 20, 2001
-----------------------------------------------------  Chief Financial Officer
                 Steven C. Voorhees                    (Principal Financial and
                                                       Accounting Officer)

               /s/ STEPHEN G. ANDERSON                 Director                           December 20, 2001
-----------------------------------------------------
                 Stephen G. Anderson

                 /s/ J. HYATT BROWN                    Director                           December 20, 2001
-----------------------------------------------------
                   J. Hyatt Brown

               /s/ BRADLEY CURREY, JR.                 Director                           December 20, 2001
-----------------------------------------------------
                 Bradley Currey, Jr.

                /s/ ROBERT B. CURREY                   Director                           December 20, 2001
-----------------------------------------------------
                  Robert B. Currey

                /s/ G. STEPHEN FELKER                  Director                           December 20, 2001
-----------------------------------------------------
                  G. Stephen Felker

          /s/ LAWRENCE L. GELLERSTEDT, III             Director                           December 20, 2001
-----------------------------------------------------
            Lawrence L. Gellerstedt, III

                 /s/ JOHN D. HOPKINS                   Director                           December 20, 2001
-----------------------------------------------------
                   John D. Hopkins

                /s/ LOU BROWN JEWELL                   Director                           December 20, 2001
-----------------------------------------------------
                  Lou Brown Jewell

                /s/ JAMES W. JOHNSON                   Director                           December 20, 2001
-----------------------------------------------------
                  James W. Johnson

                /s/ CHARLES R. SEXTON                  Director                           December 20, 2001
-----------------------------------------------------
                  Charles R. Sexton

                 /s/ JOHN W. SPIEGEL                   Director                           December 20, 2001
-----------------------------------------------------
                   John W. Spiegel

                               INDEX TO EXHIBITS

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                          -----------------------                     ----------
   3.1     --  Restated and Amended Articles of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312).
   3.2     --  Articles of Amendment to the Registrant's Restated and
               Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form
               10-K for the year ended September 30, 2000).
   3.3     --  Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1, File No. 33-73312).
   4.1     --  Credit Agreement, dated as of June 30, 2000 among Rock-Tenn
               Company, the Lenders listed therein, SunTrust Bank, as
               Agent, Bank of America, N.A., as Syndication Agent and
               Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as
               amended by the First Amendment to Credit Agreement dated as of April 6, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America,
               N.A., as Syndication Agent and Wachovia Bank, N.A., as
               Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 2001), and as further amended by the
               Second Amendment to Credit Agreement dated as of July 26,
               2001 by and among Rock-Tenn Company, the Lenders listed
               therein, SunTrust Bank, as Agent, Bank of America, N.A., as
               Syndication Agent and Wachovia Bank, N.A., as Documentation
               Agent.
   4.2     --  The Registrant agrees to furnish to the Securities and
               Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the
               Registrant and all of its consolidated subsidiaries and
               unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange
               Commission.
   4.3     --  Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by
               reference to Exhibit 4.1 of the Registrant's Registration
               Statement on Form S-3, File No. 33-93934).
  10.1     --  Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1, File No. 33-73312).
  10.2     --  Rock-Tenn Company 1993 Employee Stock Option Plan
               (incorporated by reference to Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-73312).
  10.3     --  Rock-Tenn Company Key Employee Incentive Bonus Plan as
               amended on October 27, 1994 (incorporated by reference to
               Exhibit 10.4 of the Registrant's Annual Report on Form 10-K
               for the year ended September 30, 2000).
  10.4     --  Rock-Tenn Company Supplemental Executive Retirement Plan
               Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form
               10-K for the year ended September 30, 2000).
  10.5     --  2000 Incentive Stock Plan (incorporated by reference to the
               Registrant's definitive Proxy Statement for the 2001 Annual
               Meeting of Shareholders filed with the SEC on December 18,
               2000).
  10.6     --  Amendment to 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the
               SEC on December 18, 2000).

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                          -----------------------                     ----------
  10.7     --  Rock-Tenn Company Annual Executive Bonus Program
               (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of
               Shareholders filed with the SEC on December 19, 2001).
  12       --  Statement re: Computation of Ratio of Earnings to Fixed
               Charges.
  13       --  Annual Report to Shareholders submitted herewith but not
               "filed," except for those portions expressly incorporated by reference herein.
  21       --  Subsidiaries of the Registrant.
  23       --  Report and Consent of Ernst & Young LLP.
  99.1     --  Audited Financial Statements for the Rock-Tenn Company 1993
               Employee Stock Purchase Plan for the years ended September
               30, 2001, 2000 and 1999.
  99.2     --  Cautionary Statement relative to Forward-Looking Statements.

                                                                     SCHEDULE II

                               ROCK-TENN COMPANY

                               SEPTEMBER 30, 2001

                                                             CHARGED TO
                                                BALANCE AT     COSTS                            BALANCE AT
                                                BEGINNING       AND                               END OF
                 DESCRIPTION                    OF PERIOD     EXPENSES     OTHER   DEDUCTIONS     PERIOD
----------------------------------------------  ----------   ----------    -----   ----------   ----------
Year ended September 30, 2001:
  Allowance for Doubtful Accounts, Returns....    $3,732      $13,261        --     $11,593       $5,400
  Reserve for Facility Closures and
    Consolidation.............................     3,780        2,863(1)     --       4,452        2,191
Year ended September 30, 2000:
  Allowance for Doubtful Accounts, Returns....     3,610       14,338        --      14,216        3,732
  Reserve for Facility Closures and
    Consolidation.............................     2,714       14,785(1)     --      13,719        3,780
Year ended September 30, 1999:
  Allowance for Doubtful Accounts, Returns....     3,817       11,417        --      11,624        3,610
  Reserve for Facility Closures and
    Consolidation.............................     3,884        3,050(1)     --       4,220        2,714

---------------

(1) This reserve was recorded in connection with plant closings and employee terminations, net of reversals of $197, $649 and $300 in fiscal 2001, 2000 and 1999, respectively.