Form 10-Q
period 2001-12-31
ROCK TENN CO
filed 2002-02-14
CIK 230498

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________

                         Commission File Number 0-23340
                                                -------


                               ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


            Georgia                                           62-0342590
-------------------------------                      --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


 504 Thrasher Street, Norcross, Georgia                         30071
----------------------------------------             --------------------------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code (770) 448-2193
                                                          --------------


                                      N/A
-------------------------------------------------------------------------------
        (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Outstanding as of February 13, 2002
-----------------------------------         -----------------------------------
Class A Common Stock, .01 par value                      23,219,138
Class B Common Stock, .01 par value                      10,609,610

===============================================================================

                               ROCK-TENN COMPANY

                                     INDEX


                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the three months
            ended December 31, 2001 and 2000                                                       1

         Condensed Consolidated Balance Sheets at December 31, 2001 and
            September 30, 2001                                                                     2

         Condensed Consolidated Statements of Cash Flows for the three months
            ended December 31, 2001 and 2000                                                       3

         Notes to Condensed Consolidated Financial Statements                                      4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         18

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                               ROCK-TENN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      Three Months Ended
                                                                              December 31,          December 31,
                                                                                  2001                 2000
                                                                              ------------          ------------

Net sales                                                                      $ 350,567             $ 345,169

Cost of goods sold                                                               273,457               279,199
                                                                               ---------             ---------

Gross profit                                                                      77,110                65,970

Selling, general and administrative expenses                                      48,747                42,722

Amortization of goodwill                                                              --                 2,143

Plant closing and other one-time costs                                                --                 1,865
                                                                               ---------             ---------

Income from operations                                                            28,363                19,240

Interest expense                                                                  (6,914)              (10,024)

Interest and other income                                                            280                   196

Loss from unconsolidated joint venture                                              (866)                   --

Minority interest in income of consolidated subsidiary                              (760)                 (747)
                                                                               ---------             ---------

Income before income taxes                                                        20,103                 8,665

Provision for income taxes                                                         7,904                 4,160
                                                                               ---------             ---------

Income before cumulative effect of a change in accounting principle               12,199                 4,505

Cumulative effect of a change in accounting principle
   (net of $179 income taxes)                                                         --                   286
                                                                               ---------             ---------

Net income                                                                     $  12,199             $   4,791
                                                                               =========             =========

Weighted average number of common and
   common equivalent shares outstanding                                           33,835                33,473
                                                                               ---------             ---------

Basic earnings per share                                                       $    0.36             $   0. 14
                                                                               =========             =========

Diluted earnings per share                                                     $    0.36             $   0. 14
                                                                               =========             =========

Cash dividends per common share                                                $   0.075             $   0.075
                                                                               =========             =========


                             See accompanying notes

                               ROCK-TENN COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                      December 31,            September 30,
                                                                                          2001                    2001
                                                                                      ------------            ------------
                                                                                       (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                           $     5,919             $     5,191
   Accounts receivable (net of allowances of
     $5,670 and $5,400)                                                                    135,515                 157,782
   Inventories                                                                             105,713                 102,011
   Other current assets                                                                     11,767                   6,098
                                                                                       -----------             -----------
       TOTAL CURRENT ASSETS                                                                258,914                 271,082

Property, plant and equipment, at cost:
   Land and buildings                                                                      204,882                 206,069
   Machinery and equipment                                                                 913,284                 902,769
   Transportation equipment                                                                 11,038                  11,526
   Leasehold improvements                                                                    9,166                   9,159
                                                                                       -----------             -----------
                                                                                         1,138,370               1,129,523
   Less accumulated depreciation and amortization                                         (555,913)               (540,870)
                                                                                       -----------             -----------
   Net property, plant and equipment                                                       582,457                 588,653
Goodwill, net                                                                              261,681                 259,660
Other assets                                                                                38,600                  45,018
                                                                                       -----------             -----------
                                                                                       $ 1,141,652             $ 1,164,413
                                                                                       ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $    61,111             $    79,596
   Accrued compensation and benefits                                                        30,886                  35,863
   Current maturities of debt                                                               91,908                  97,152
   Other current liabilities                                                                49,638                  46,636
                                                                                       -----------             -----------
       TOTAL CURRENT LIABILITIES                                                           233,543                 259,247

Long-term debt due after one year                                                          387,914                 388,487
   Adjustment for fair value hedge                                                           2,463                   8,603
                                                                                       -----------             -----------
Total long-term debt, less current maturities                                              390,377                 397,090
Deferred income taxes                                                                       90,863                  87,993
Other long-term items                                                                       13,032                  17,323

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding                                                                         --                      --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     23,055,291 and 22,968,317 outstanding at December 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; 10,600,533 and 10,601,346 outstanding at December 31
     and September 30, respectively                                                            335                     335
   Capital in excess of par value                                                          131,469                 130,640
   Deferred compensation                                                                      (902)                 (1,421)
   Retained earnings                                                                       291,794                 282,117
   Accumulated other comprehensive loss                                                     (8,859)                 (8,911)
                                                                                       -----------             -----------
       TOTAL SHAREHOLDERS' EQUITY                                                          413,837                 402,760
                                                                                       -----------             -----------
                                                                                       $ 1,141,652             $ 1,164,413
                                                                                       ===========             ===========


                             See accompanying notes

                               ROCK-TENN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              Three Months Ended
                                                                                       December 31,         December 31,
                                                                                           2001                 2000
                                                                                       ------------         ------------

OPERATING ACTIVITIES:
   Net income                                                                            $ 12,199             $  4,791

   Items in income not affecting cash:
     Depreciation and amortization                                                         17,759               19,262
     Loss on asset impairment                                                                  --                   50
     Deferred income taxes                                                                  2,870               (1,091)
     Deferred compensation expense                                                            518                   --
     Gain on disposal of plant and equipment and other, net                                  (227)                 (15)
     Equity in loss from joint venture                                                        866                   --
     Minority interest in income of consolidated subsidiary                                   760                  747

   Change in operating assets and liabilities:
     Accounts receivable                                                                   22,263               19,168
     Inventories                                                                           (2,367)              (1,662)
     Other assets                                                                          (1,466)              (1,004)
     Accounts payable                                                                     (18,478)              (4,985)
     Accrued liabilities                                                                   (6,738)              (8,315)
                                                                                         --------             --------
                                                                                           (6,786)               3,202
                                                                                         --------             --------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                   27,959               26,946

INVESTING ACTIVITIES:
   Capital expenditures                                                                   (11,078)             (16,632)
   Cash paid for purchase of business                                                      (8,988)                  --
   Cash contributed to joint venture                                                         (358)              (2,644)
   Proceeds from sale of property, plant and equipment                                        804                  182
                                                                                         --------             --------

   CASH USED FOR INVESTING ACTIVITIES                                                     (19,620)             (19,094)

FINANCING ACTIVITIES:
   Net repayments of revolving credit facilities                                           (6,000)             (80,000)
   Additions to debt                                                                        2,530               89,101
   Repayments of debt                                                                      (2,347)              (7,879)
   Debt issuance costs                                                                        (46)                (182)
   Sales of common stock                                                                      829                  417
   Purchases of common stock                                                                   --               (2,324)
   Cash dividends paid to shareholders                                                     (2,522)              (2,495)
   Distribution to minority interest                                                         (525)              (1,050)
                                                                                         --------             --------

   CASH USED FOR FINANCING ACTIVITIES                                                      (8,081)              (4,412)

Effect of exchange rate changes on cash                                                       470                  (14)
                                                                                         --------             --------

Increase in cash and cash equivalents                                                         728                3,426
Cash and cash equivalents at beginning of period                                            5,191                5,449
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $  5,919             $  8,875
                                                                                         ========             ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes (net of refunds)                                                       $  6,098             $  3,714
     Interest (net of amounts capitalized)                                                  1,030                6,594


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month periods ended December 31, 2001 and 2000, the Company's financial position at December 31, 2001 and September 30, 2001, and the cash flows for the three month periods ended December 31, 2001 and 2000.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The results for the three months ended December 31, 2001 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2.  ACCOUNTING POLICIES

The Company enters into a variety of derivative transactions. Generally, the Company designates at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. Ineffectiveness related to the Company's derivative transactions is not material. The Company includes in operations amounts received or paid when the underlying transaction settles. Derivatives are included in other long-term liabilities and other assets on the balance sheet. The Company does not enter into or hold derivatives for trading or speculative purposes.

From time to time, the Company uses interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of its outstanding debt. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. The costs of purchasing interest rate caps are amortized to interest expense ratably during the life of the agreement. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of terminated swap agreements.

From time to time, the Company uses forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to its receivables denominated in Canadian dollars. The forward contracts are settled monthly and resulting gains or losses are recognized at the time of settlement.

The Company uses commodity swap agreements to limit the Company's exposure to falling sales prices and rising raw material costs for a portion of its recycled corrugating medium production. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

NOTE 3.  COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2001 and 2000 was $12.3 million and $1.3 million, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments as detailed below (in thousands):


                                                                       Three Months Ended
                                                               December 31,         December 31,
                                                                   2001                2000
                                                               ------------         ------------

Net income                                                       $ 12,199             $  4,791

     Foreign currency translation                                    (356)                (261)
     Unrealized gain (loss) on derivative instruments                 408               (3,244)
                                                                 --------             --------
     Total other comprehensive income (loss)                           52               (3,505)

Comprehensive income                                             $ 12,251             $  1,286
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

Inventories at December 31, 2001 and September 30, 2001 were as follows (in thousands):


                                                         December 31,         September 30,
                                                            2001                  2001
                                                         ------------         -------------

Finished goods and work in process                        $  81,362             $  79,357
Raw materials                                                36,406                35,488
Supplies                                                     11,660                11,631
                                                          ---------             ---------
Inventories at first-in, first-out (FIFO) cost              129,428               126,476
LIFO reserve                                                (23,715)              (24,465)
                                                          ---------             ---------
Net inventories                                           $ 105,713             $ 102,011
                                                          =========             =========

NOTE 6.  ACQUISITIONS AND PLANT CLOSINGS

In November 2001, the Company acquired certain assets of Advertising Display Company, Inc., a leading producer of temporary and permanent point of purchase displays, including its display operations in Memphis, Tennessee. The acquisition is being accounted for under the purchase method of accounting, which requires the Company to record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Total cash consideration paid was $9.0 million. Additional contingent cash consideration may be paid based on use of acquired inventories and collection of acquired receivables. Goodwill of approximately $2.0 million was recorded in connection with the acquisition. The pro forma impact of the acquisition is not material to the interim operating results for the period ending December 31, 2001.

During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, the Company made severance and other payments of $1.0 million during the first quarter of fiscal 2002. The Company had a remaining liability of approximately $0.5 million at December 31, 2001. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company made severance and other payments of $0.1 million during the first quarter of fiscal 2002. The Company had a remaining liability of approximately $0.6 million at December 31, 2001. The Company has consolidated the operations of these closed plants into other existing facilities.

NOTE 7.  DEBT

During the first quarter of fiscal 2002, the Company amended its Liquidity Asset Purchase Agreement to extend the term of its $125 million receivables-backed financing transaction and back-up liquidity facility to November 12, 2002. The proceeds of this transaction are used to repay borrowings outstanding under the Company's revolving credit agreement.

NOTE 8.  NEW ACCOUNTING STANDARDS

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. (See also Note 9: Earnings per Share).

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of October 1, 2002 and is currently assessing the impact of the pronouncement on the consolidated financial statements.

NOTE 9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                           Three Months Ended
                                                                                   December 31,           December 31,
                                                                                       2001                   2000
                                                                                   ------------           ------------

Numerator:
       Income before cumulative effect of a change
           in accounting principle                                                   $   12,199            $    4,505
       Cumulative effect of a change in accounting principle,
           net of tax                                                                        --                   286
                                                                                     ----------            ----------
       Reported net income available to common shareholders                              12,199                 4,791
       Add:  Goodwill amortization, net of tax                                               --                 1,952
                                                                                     ----------            ----------
       Adjusted net income                                                           $   12,199            $    6,743
                                                                                     ==========            ==========

Denominator:
       Denominator for basic earnings per share - weighted average shares                33,479                33,444
       Effect of dilutive stock options and restricted stock awards                         356                    29
                                                                                     ----------            ----------
       Denominator for diluted earnings per share - weighted
           average shares and assumed conversions                                        33,835                33,473
                                                                                     ==========            ==========

Basic earnings per share
       Income before cumulative effect of a change
             in accounting principle                                                 $     0.36            $     0.13
       Cumulative effect of a change in accounting principle, net of tax                     --                  0.01
                                                                                     ----------            ----------
       Reported net income                                                                 0.36                  0.14
       Add:  Goodwill amortization, net of tax                                               --                  0.06
                                                                                     ----------            ----------
       Adjusted net income                                                           $     0.36            $     0.20
                                                                                     ==========            ==========

Diluted earnings per share
       Income before cumulative effect of a change
             in accounting principle                                                 $     0.36              $  0. 13
       Cumulative effect of a change in accounting principle, net of tax                     --                  0.01
                                                                                     ----------            ----------
       Reported net income                                                                 0.36                  0.14
       Add:  Goodwill amortization, net of tax                                               --                  0.06
                                                                                     ----------            ----------
       Adjusted net income                                                           $     0.36            $     0.20
                                                                                     ==========            ==========

NOTE 10.  SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):


                                                                        Three Months Ended
                                                                 ----------------------------------
                                                                 December 31,          December 31,
                                                                     2001                 2000
                                                                 ------------          ------------

Net sales (aggregate):
   Packaging Products                                             $ 194,511             $ 195,575
   Merchandising Displays and Corrugated Packaging                   72,453                57,830
   Paperboard                                                       125,081               131,455
                                                                  ---------             ---------
Total                                                             $ 392,045             $ 384,860
                                                                  =========             =========

Less net sales (intersegment):
   Packaging Products                                             $     693             $     733
   Merchandising Displays and Corrugated Packaging                    1,193                 1,317
   Paperboard                                                        39,592                37,641
                                                                  ---------             ---------
Total                                                             $  41,478             $  39,691
                                                                  =========             =========

Net sales (unaffiliated customers):
   Packaging Products                                             $ 193,818             $ 194,842
   Merchandising Displays and Corrugated Packaging                   71,260                56,513
   Paperboard                                                        85,489                93,814
                                                                  ---------             ---------
Total                                                             $ 350,567             $ 345,169
                                                                  =========             =========

Segment income:
   Packaging Products                                             $  11,554             $  10,799
   Merchandising Displays and Corrugated Packaging                   11,389                 2,751
   Paperboard                                                         6,287                10,336
                                                                  ---------             ---------
                                                                     29,230                23,886
Goodwill amortization                                                    --                (2,143)
Plant closing and other costs                                            --                (1,865)
Other non-allocated expenses                                         (1,733)                 (638)
Interest expense                                                     (6,914)              (10,024)
Interest and other income                                               280                   196
Minority interest in income of consolidated subsidiary                 (760)                 (747)
                                                                  ---------             ---------
Income before income taxes                                        $  20,103             $   8,665
                                                                  =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001, which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

SEGMENT AND MARKET INFORMATION

We report our results in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. No customer accounts for more than 5% of our consolidated net sales.

The packaging products segment consists of facilities that produce folding cartons, interior packaging and thermoformed plastic packaging. We compete with a significant number of national, regional and local packaging suppliers. During fiscal 2001, we sold packaging products to approximately 3,100 customers. We sell packaging products to a number of large national customers; however, the majority of our packaging products sales are to smaller national and regional customers. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The merchandising displays and corrugated packaging segment consists of facilities that produce merchandising displays and flexographic and litho-laminated corrugated packaging. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2001, we sold display products and corrugated packaging to approximately 1,100 customers. Due to the highly competitive nature of the merchandising displays and corrugated packaging business, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated national, regional and local companies manufacturing various grades of paperboard. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2001, we sold recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,100 customers. A significant percentage of our sales of recycled paperboard is made to our packaging products and merchandising displays and corrugated packaging segments and to our laminated paperboard products division. Our paperboard segment's sales volumes may therefore be directly impacted by changes in demand for our packaging and laminated paperboard products.

The following table shows certain operating data for our three industry segments. Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance. These items are reported as non-allocated expenses. These include elimination of intercompany profit, plant closing and related expenses and certain corporate expenses.

                               ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)


                                                                     FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31,          DECEMBER 31,
                                                                     2001                  2000
                                                                 ------------          ------------

NET SALES:

Packaging Products Segment                                         $ 194,511             $ 195,575
Merchandising Displays and Corrugated Packaging Segment               72,453                57,830
Paperboard Segment                                                   125,081               131,455
Intersegment Eliminations                                            (41,478)              (39,691)
                                                                   ---------             ---------
TOTAL                                                                350,567               345,169
                                                                   =========             =========

INCOME BEFORE INCOME TAXES:

Packaging Products Segment                                            11,554                10,799
Merchandising Displays and Corrugated Packaging Segment               11,389                 2,751
Paperboard Segment                                                     6,287                10,336
                                                                   ---------             ---------
Segment Income Before Income Taxes                                    29,230                23,886

Goodwill Amortization                                                     --                (2,143)
Plant Closing and Other Costs                                             --                (1,865)
Other Non-Allocated Expenses                                          (1,733)                 (638)
Interest Expense                                                      (6,914)              (10,024)
Interest and Other Income                                                280                   196
Minority Interest in Income of Consolidated Subsidiary                  (760)                 (747)
                                                                   ---------             ---------
TOTAL                                                              $  20,103             $   8,665
                                                                   =========             =========
Paperboard shipped (in tons)                                         256,704               258,164
                                                                   =========             =========

RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)
Net sales for the quarter ended December 31, 2001 increased 1.6% to $350.6 million from $345.2 million for the quarter ended December 31, 2000. Net sales increased primarily as a result of increased demand in our merchandising displays business.

Net Sales  (Aggregate) - Packaging Products Segment


(In Millions)    First Quarter      Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
                 -------------      --------------      -------------      --------------       -----------

  2001              $195.6             $206.9              $198.6             $205.0              $806.1
  2002               194.5                 --                  --                 --                  --

Net sales of packaging products before intersegment eliminations for the quarter ended December 31, 2001 decreased 0.6% to $194.5 million from $195.6 million for the quarter ended December 31, 2000. The decrease for the quarter ended December 31, 2001 was a result of volume declines in our plastic packaging and interior packaging businesses partially offset by volume increases in our folding carton business.

Net Sales (Aggregate) - Merchandising Displays and Corrugated Packaging Segment


(In Millions)    First Quarter      Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
                 -------------      --------------      -------------      --------------       -----------

  2001               $57.8              $65.8              $65.8               $74.0              $263.4
  2002                72.4                 --                 --                  --                  --

Net sales within this segment before intersegment eliminations for the quarter ended December 31, 2001 increased 25.4% to $72.5 million from $57.8 million for the quarter ended December 31, 2000. The increase was attributable to higher volumes in our Alliance division including the benefit of two major product launches on behalf of major national consumer products companies. These results were offset by lower volumes and lower selling prices in our corrugated packaging division.

Net Sales  (Aggregate) - Paperboard Segment


(In Millions)    First Quarter      Second Quarter      Third Quarter      Fourth Quarter       Fiscal Year
                 -------------      --------------      -------------      --------------       -----------

   2001             $131.5             $133.1              $130.5              $129.4             $524.5
   2002              125.1                 --                  --                  --                 --

Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 2001 decreased 4.9% to $125.1 million from $131.5 million for the quarter ended December 31, 2000. The decrease for the quarter ended December 31, 2001 was primarily due to a decrease in demand for our products by customers in the furniture and book industries, adversely affecting volumes in our laminated paperboard products and specialty paperboard divisions. Reduced sales volumes at our RTS packaging division also contributed to the decline in sales in our specialty paperboard division. These volume declines were slightly offset by increased demand in our coated paperboard business.

Cost of Goods Sold

Cost of goods sold for the quarter ended December 31, 2001 decreased 2.0% to $273.5 million from $279.2 million for the quarter ended December 31, 2000. Cost of goods sold as a percentage of net sales for the quarter ended December 31, 2001 decreased to 78.0% from 80.9% for the quarter ended December 31, 2000. The decrease in cost of goods sold resulted primarily from decreases in raw material costs and lower natural gas prices over the first quarter of fiscal 2001.

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


                                                         Three months ended December 31,
                                             2001                                            2000
                                  ----------------------------                   ---------------------------
(In Millions)                     LIFO                    FIFO                   LIFO                   FIFO
                                  ----                    ----                   ----                   ----
Cost of goods sold               $273.5                  $274.2                 $279.2                 $278.9
Net income                         12.2                    11.8                    4.8                    5.0


Gross Profit


(% of Net Sales)       First Quarter       Second Quarter      Third Quarter     Fourth Quarter        Fiscal Year
                       -------------       --------------      -------------     --------------        -----------
   2001                    19.1%               20.1%               21.4%             21.6%                20.6%
   2002                    22.0%                  --                  --                --                   --

Gross profit for the quarter ended December 31, 2001 increased 16.8% to $77.1 million from $66.0 million for the quarter ended December 31, 2000. Gross profit as a percentage of net sales was 22.0% and 19.1% for the quarters ended December 31, 2001 and 2000, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended December 31, 2001 increased 14.1% to $48.7 million from $42.7 million for the quarter ended December 31, 2000. Selling, general and administrative expenses as a percentage of net sales was 13.9% and 12.4% for the quarters ended December 31, 2001 and December 31, 2000, respectively. The increase in these expenses as a percentage of net sales resulted primarily from additional compensation expense associated with incentive compensation, higher insurance costs, bad debt expense and the investment in start-up costs of our Six Sigma Program.

Acquisitions

In November 2001, we acquired certain assets of Advertising Display Company, Inc., a leading producer of temporary and permanent point of purchase displays, including its display operations in Memphis, Tennessee. The acquisition is being accounted for under the purchase method of accounting, which requires that we record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Total cash consideration paid was $9.0 million. Additional contingent cash consideration may be paid based on use of acquired inventories and collection of acquired receivables. Goodwill of approximately $2.0 million was recorded in connection with the acquisition. The pro forma impact of the acquisition is not material to the interim operating results for the period ending December 31, 2001.

Plant Closings

During fiscal 2001, we closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, we made severance and other payments of $1.0 million during the first quarter of fiscal 2002. We had a remaining liability of approximately $0.5 million at December 31, 2001. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we made severance and other payments of $0.1 million during the first quarter of fiscal 2002. We had a remaining liability of approximately $0.6 million at December 31, 2001. We have consolidated the operations of these closed plants into other existing facilities.

Segment Operating Income.

Operating Income - Packaging Products Segment


                                        Net Sales       Operating
(In Millions, except Percentages)      (Aggregate)        Income          Return on Sales
                                       -----------      ---------         ---------------

First Quarter                            $195.6            $10.8              5.5%
Second Quarter                            206.9             11.7              5.7
Third Quarter                             198.6             12.8              6.4
Fourth Quarter                            205.0             12.8              6.2
                                         ------            -----              ---
Fiscal 2001                               806.1             48.1              6.0
                                         ------            -----              ---

FIRST QUARTER                            $194.5            $11.5              5.9%
SECOND QUARTER                               --               --               --
THIRD QUARTER                                --               --               --
FOURTH QUARTER                               --               --               --
                                         ------            -----              ---
FISCAL 2002                                  --               --               --
                                         ------            -----              ---

Operating income attributable to the packaging products segment for the quarter ended December 31, 2001 increased 6.5% to $11.5 million from $10.8 million for the quarter ended December 31, 2000. Operating margin for the quarter ended December 31, 2001 was 5.9% compared to 5.5% for the quarter ended December 31, 2000. The increase in operating margin was primarily the result of operating efficiencies in our folding carton and interior packaging businesses gained through plant consolidations in fiscal 2000 and 2001.

Operating Income - Merchandising Displays and Corrugated Packaging Segment


(In Millions, except        Net Sales       Operating          Return
   Percentages)            (Aggregate)        Income          on Sales
                           -----------      ---------         --------

  First Quarter             $ 57.8            $ 2.8             4.8%
  Second Quarter              65.8              8.5            12.9
  Third Quarter               65.8              8.3            12.6
  Fourth Quarter              74.0             10.6            14.3
                            ------            -----            ----
  Fiscal 2001                263.4             30.2            11.5%
                            ------            -----            ----

  FIRST QUARTER             $ 72.4            $11.4            15.7%
  SECOND QUARTER                --               --              --
  THIRD QUARTER                 --               --              --
  FOURTH QUARTER                --               --              --
                            ------            -----            ----
  FISCAL 2002                   --               --              --
                            ------            -----            ----


Operating income attributable to this segment for the quarter ended December 31, 2001 was $11.4 million compared to $2.8 million for the quarter ended December 31, 2000. Operating margin for the quarter ended December 31, 2001 increased to 15.7% from 4.8% for the quarter ended December 31, 2000. The increase in operating margin primarily resulted from a sales increase of over 50% in the Alliance division due to higher demand and two new product launches on behalf of major national consumer products companies.

Operating Income - Paperboard Segment






                                                                                                            Weighted
                                                                   Recycled      Average     Corrugated      Average    Average
                                                                  Paperboard     Recycled      Medium      Corrugated  Recovered
                        Net Sales     Operating                       Tons      Paperboard      Tons          Medium     Paper
                       (Aggregate)     Income           Return       Shipped       Price       Shipped        Price       Cost
                      (In Millions) (In Millions)      on Sales  (In Thousands)  (Per Ton)  (In Thousands)  (Per Ton)   (Per Ton)
                      ------------- -------------      --------  -------------- ----------  -------------- ----------  ---------

First Quarter            $131.5        $  10.3            7.8%        216.7        $  451         41.5        $393        $ 65
Second Quarter            133.1           10.3            7.7         222.3           445         39.8         385          58
Third Quarter             130.5           10.5            8.0         223.4           437         42.0         369          53
Fourth Quarter            129.4           10.5            8.1         227.1           434         45.9         368          53
                         ------        -------        -------         -----        ------        -----        ----        ----
Fiscal 2001               524.5           41.6            7.9%        889.5           442        169.2         378          57

FIRST QUARTER            $125.1        $   6.3            5.0%        213.1        $  431         43.6        $360        $ 56
SECOND QUARTER               --             --             --            --            --           --          --          --
THIRD QUARTER                --             --             --            --            --           --          --          --
FOURTH QUARTER               --             --             --            --            --           --          --          --
                         ------        -------        -------         -----        ------        -----        ----        ----
FISCAL 2002                  --             --             --            --            --           --          --          --
                         ------        -------        -------         -----        ------        -----        ----        ----

Operating income attributable to the paperboard segment for the quarter ended December 31, 2001 decreased 38.8% to $6.3 million from $10.3 million for the quarter ended December 31, 2000. Operating margin for the quarter ended December 31, 2001 was 5.0% compared to 7.8% for the quarter ended December 31, 2000. The decrease in operating margin resulted from softer markets. Sales of our laminated paperboard products declined due to a decrease in demand by customers in the book and furniture industries. The reduced sales volumes at our laminated paperboard products division, combined with a decline in sales to our RTS packaging division, reduced volumes and operating income in our specialty paperboard division. The decreases in operating margin of our mills were partially offset by lower recovered fiber and energy prices. The decline in recovered fiber prices reduced operating margin of our recycled fiber division, further contributing to the decrease in operating margin of our paperboard segment.

Interest Expense

Interest expense for the quarter ended December 31, 2001 decreased to $6.9 million from $10.0 million for the quarter ended December 31, 2000. The decrease in interest expense for the quarter ended December 31, 2001 was due to a decrease in the average outstanding borrowings and lower interest rates.

Provision for Income Taxes

Provision for income taxes increased to $7.9 million for the quarter ended December 31, 2001 from $4.2 million for the quarter ended December 31, 2000. The Company's effective tax rate decreased to 39.3% for the quarter ended December 31, 2001 compared to 48.0% for the quarter ended December 31, 2000. In the prior year, differences between our effective tax rate and statutory rate related primarily to the amortization of certain goodwill which is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share

Net income for the quarter ended December 31, 2001 increased 154.2% to $12.2 million from $4.8 million for the quarter ended December 31, 2000. Net income as a percentage of net sales increased to 3.5% for the quarter ended December 31, 2001 from 1.4% for the quarter ended December 31, 2000. Diluted earnings per common and common equivalent share for the quarters ended December 31, 2001 and 2000 were $0.36 and $0.14, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $300 million. At December 31, 2001, we had $2.0 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $5.9 million at December 31, 2001, increased from $5.2 million at September 30, 2001.

Net cash provided by operating activities increased for the three months ended December 31, 2001 to $28.0 million from $26.9 million for the quarter ended December 31, 2000. The increase was primarily a result of higher earnings offset by unfavorable working capital changes. Net cash used for investing activities was $19.6 million for the quarter ended December 31, 2001 compared to $19.1 million for the quarter ended December 31, 2000 and consisted primarily of capital expenditures for the quarters ended December 31, 2001 and December 31, 2000 as well as the purchase of a business during the first quarter of fiscal 2002. Net cash used for financing activities aggregated $8.1 million for the quarter ended December 31, 2001 and consisted primarily of dividend payments and net repayments of borrowings. Net cash provided by financing activities aggregated $4.4 million for the quarter ended December 31, 2000 and consisted primarily of purchases of common stock and dividend payments partially offset by net additional borrowings.

Capital expenditures during the quarter ended December 31, 2001 aggregated $11.1 million and were used primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $70.0 million for fiscal 2002. These expenditures will be used for the purchase and upgrading of machinery and equipment and for building expansions and improvements.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments

We enter into a variety of derivative transactions. Generally, we designate at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitor each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. Ineffectiveness related to our derivative transactions is not material. We include in operations amounts received or paid when the underlying transaction settles. Derivatives are included in other long-term liabilities and other assets on the balance sheet. We do not enter into or hold derivatives for trading or speculative purposes.

From time to time, we use interest rate cap agreements and interest rate swap agreements to manage synthetically the interest rate characteristics of a portion of our outstanding debt. Amounts to be received or paid as a result of interest rate cap agreements and interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. The costs of purchasing interest rate caps are amortized to interest expense ratably during the life of the agreement. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of terminated swap agreements.

From time to time, we use forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. The forward contracts are settled monthly and resulting gains or losses are recognized at the time of settlement.

We use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs for a portion of our recycled corrugating medium production. Amounts to be received or paid as a result of these swap agreements are recognized in the period in which the related sale is made.

NEW ACCOUNTING STANDARDS

On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle.


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt SFAS 144 as of October 1, 2002 and are currently assessing the impact of the pronouncement on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements herein regarding, among other things, estimated capital expenditures for fiscal 2002 and interim LIFO estimates, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures, expected year-end inventory levels and costs, competitive conditions in our businesses and general economic conditions. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. Further, these forward-looking statements are subject to other general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, fluctuations in selling prices, possible adverse actions of our customers, our competitors and suppliers and adverse changes in general market and industry conditions. We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see the "Market Risk Sensitive Instruments and Positions" section in the Management's Discussion and Analysis of Results of Operations and Financial Condition, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. There have been no significant developments with respect to derivatives or exposure to market risk.

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


                                             ROCK-TENN COMPANY
                                             (Registrant)


Date:   February 14, 2002                    By:     /s/ STEVEN C. VOORHEES
     -----------------------                    -------------------------------
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