Form 10-Q
period 2002-03-31
ROCK TENN CO
filed 2002-05-14
CIK 230498

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-23340
                                                -------

                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)


               Georgia                                   62-0342590
     -------------------------------                --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


     504 Thrasher Street, Norcross, Georgia                 30071
     --------------------------------------         -------------------
     (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number, including area code (770) 448-2193
                                                           --------------


                                       N/A
               ----------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                             Outstanding as of May 10, 2002
-----------------------------------             ------------------------------
Class A Common Stock, .01 par value                    24,457,937
Class B Common Stock, .01 par value                     9,632,901

================================================================================

                                ROCK-TENN COMPANY


                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Statements of Income for the three months
              and six months ended March 31, 2002 and 2001                                 1

            Condensed Consolidated Balance Sheets at March 31, 2002 and
              September 30, 2001                                                           2

            Condensed Consolidated Statements of Cash Flows for the six months
              ended March 31, 2002 and 2001                                                3

            Notes to Condensed Consolidated Financial Statements                           4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    19

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                           20

Item 6.     Exhibits and Reports on Form 8-K                                              21

            Index to Exhibits                                                             23

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended                    Six Months Ended
                                                                March 31,        March 31,           March 31,         March 31,
                                                                   2002             2001                2002              2001
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                     $ 348,119         $ 367,410         $ 698,686         $ 712,579

  Cost of goods sold                                              275,585           293,400           549,042           572,599
                                                                ---------         ---------         ---------         ---------

  Gross profit                                                     72,534            74,010           149,644           139,980

  Selling, general and administrative expenses                     46,919            45,164            95,666            87,886

  Amortization of goodwill                                             --             2,142                --             4,285

  Plant closing and other costs                                        --             3,175                --             5,040
                                                                ---------         ---------         ---------         ---------

  Income from operations                                           25,615            23,529            53,978            42,769

  Interest expense                                                 (6,182)           (9,370)          (13,096)          (19,394)

  Interest and other income                                            88               101               368               297

  Income (loss) from unconsolidated joint venture                     172              (215)             (694)             (215)

  Minority interest in income of consolidated subsidiary             (760)             (777)           (1,520)           (1,524)
                                                                ---------         ---------         ---------         ---------

  Income before income taxes                                       18,933            13,268            39,036            21,933

  Provision for income taxes                                        7,349             5,950            15,253            10,110
                                                                ---------         ---------         ---------         ---------
  Income before cumulative effect of a
       change in accounting principle                              11,584             7,318            23,783            11,823

  Cumulative effect of a change in accounting
       principle (net of $179 income taxes)                            --                --                --               286
                                                                ---------         ---------         ---------         ---------

  Net income                                                    $  11,584         $   7,318         $  23,783         $  12,109
                                                                =========         =========         =========         =========

  Weighted average number of common and common
       equivalent shares outstanding                               34,353            33,250            34,061            33,259
                                                                =========         =========         =========         =========

  Basic earnings per share                                      $    0.34         $    0.22         $    0.71         $    0.36
                                                                =========         =========         =========         =========


  Diluted earnings per share                                    $    0.34         $   0. 22         $    0.70         $   0. 36
                                                                =========         ====== ==         =========         ====== ==

  Cash dividends per common share                               $   0.075         $   0.075         $    0.15         $    0.15
                                                                =========         =========         =========         =========

                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    March 31,        September 30,
                                                                                      2002                2001
------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     3,310         $     5,191
   Accounts receivable (net of allowances of
     $5,002 and $5,400)                                                               151,945             157,782
   Inventories                                                                        109,027             102,011
   Other current assets                                                                10,997               6,098
                                                                                  -----------         -----------
       TOTAL CURRENT ASSETS                                                           275,279             271,082

Property, plant and equipment, at cost:
   Land and buildings                                                                 204,125             206,069
   Machinery and equipment                                                            923,761             902,769
   Transportation equipment                                                            10,739              11,526
   Leasehold improvements                                                               8,868               9,159
                                                                                  -----------         -----------
                                                                                    1,147,493           1,129,523
   Less accumulated depreciation and amortization                                    (566,477)           (540,870)
                                                                                  -----------         -----------
   Net property, plant and equipment                                                  581,016             588,653
Goodwill, net                                                                         270,073             259,660
Other assets                                                                           35,625              45,018
                                                                                  -----------         -----------
                                                                                  $ 1,161,993         $ 1,164,413
                                                                                  ===========         ===========
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    65,147         $    79,596
   Accrued compensation and benefits                                                   34,379              35,863
   Current maturities of debt                                                         107,276              97,152
   Other current liabilities                                                           37,798              46,636
                                                                                  -----------         -----------
       TOTAL CURRENT LIABILITIES                                                      244,600             259,247

Long-term debt due after one year                                                     387,868             388,487
Adjustment for fair value hedge                                                          (305)              8,603
                                                                                  -----------         -----------
Total long-term debt, less current maturities                                         387,563             397,090
Deferred income taxes                                                                  92,754              87,993
Other long-term items                                                                  10,335              17,323

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding                                                                    --                  --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     24,259,167 and 22,968,317 outstanding at March 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; 9,739,447 and 10,601,346 outstanding
     at March 31 and September 30, respectively                                           339                 335
   Capital in excess of par value                                                     135,356             130,640
   Deferred compensation                                                                 (844)             (1,421)
   Retained earnings                                                                  300,846             282,117
   Accumulated other comprehensive loss                                                (8,956)             (8,911)
                                                                                  -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                                     426,741             402,760
                                                                                  -----------         -----------
                                                                                  $ 1,161,993         $ 1,164,413
                                                                                  ===========         ===========

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Six Months Ended
                                                                                     March 31,        March 31,
                                                                                          2002             2001
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                        $ 23,783         $  12,109

   Items in income not affecting cash:
     Depreciation and amortization                                                     36,142            38,264
     Deferred income taxes                                                              4,761             1,328
     Deferred compensation expense                                                        577                --
     Gain on disposal of property, plant and equipment                                   (317)             (209)
     Equity in loss from joint venture                                                    694               215
     Minority interest in income of consolidated subsidiary                             1,520             1,524
     Impairment loss and other non-cash charges                                             8               310

   Change in operating assets and liabilities:
     Accounts receivable                                                                5,835               317
     Inventories                                                                       (4,226)            1,310
     Other assets                                                                       3,122             2,421
     Accounts payable                                                                 (14,513)             (183)
     Accrued and other liabilities                                                    (18,051)            1,342
                                                                                     --------         ---------
                                                                                      (27,833)            5,207
                                                                                     --------         ---------
   CASH PROVIDED BY OPERATING ACTIVITIES                                               39,335            58,748

INVESTING ACTIVITIES:
   Capital expenditures                                                               (28,649)          (34,147)
   Cash paid for purchase of businesses                                               (21,760)               --
   Cash contributed to joint venture                                                   (1,650)           (7,532)
   Proceeds from sale of property, plant and equipment                                  2,548               456
   Decrease in unexpended industrial revenue bond proceeds                                 --               261
                                                                                     --------         ---------

   CASH USED FOR INVESTING ACTIVITIES                                                 (49,511)          (40,962)

FINANCING ACTIVITIES:
   Net additions (repayments) to revolving credit facilities                           12,000          (104,000)
   Additions to debt                                                                   11,794           110,713
   Repayments of debt                                                                 (14,289)          (18,367)
   Debt issuance costs                                                                    (70)             (189)
   Issuances of common stock                                                            4,719             1,015
   Purchases of common stock                                                               --            (2,324)
   Cash dividends paid to shareholders                                                 (5,054)           (4,997)
   Distribution to minority interest                                                   (1,645)           (2,100)
                                                                                     --------         ---------

   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     7,455           (20,249)

Effect of exchange rate changes on cash                                                   840                89
                                                                                     --------         ---------

Decrease in cash and cash equivalents                                                  (1,881)           (2,374)
Cash and cash equivalents at beginning of period                                        5,191             5,449
                                                                                     --------         ---------
Cash and cash equivalents at end of period                                           $  3,310         $   3,075
                                                                                     ========         =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes (net of refunds)                                                   $ 17,109         $   5,171
     Interest (net of amounts capitalized)                                             13,948            14,513

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and six month periods ended March 31, 2002 and 2001, the Company's financial position at March 31, 2002 and September 30, 2001, and the cash flows for the six month periods ended March 31, 2002 and 2001.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The results for the three months and six months ended March 31, 2002 are not necessarily indicative of results that may be expected for the full year.

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

NOTE 3. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended March 31, 2002 was $11.5 million and $23.7 million, respectively. Total comprehensive income for the three and six months ended March 31, 2001 was $5.7 million and $7.0 million, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments, and a minimum pension liability, as detailed below (in thousands):


                                                                 Three Months Ended               Six Months Ended

                                                             March 31,        March 31,      March 31,         March 31,
                                                               2002             2001           2002              2001
                                                             ---------        ---------      ---------         ---------
Net income                                                   $ 11,584         $  7,318        $ 23,783         $ 12,109

     Foreign currency translation                                (240)          (3,212)           (596)          (3,473)
     Unrealized (loss) gain on derivative instruments            (214)           1,571             194           (1,673)
     Minimum pension liability                                    357               --             357               --
                                                             --------         --------        --------         --------
     Total other comprehensive loss                               (97)          (1,641)            (45)          (5,146)

Comprehensive income                                         $ 11,487         $  5,677        $ 23,738         $  6,963
                                                             ========         ========        ========         ========

NOTE 4. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

NOTE 5. INVENTORIES

Substantially all U.S. inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. All other inventories are valued at the lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. An actual valuation of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO estimates must necessarily be based on management's projection of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Inventories at March 31, 2002 and September 30, 2001 were as follows (in thousands):

                                                           March 31,        September 30,
                                                              2002              2001
                                                           ---------        -------------
     Finished goods and work in process                    $  82,623         $  79,357
     Raw materials                                            36,998            35,488
     Supplies                                                 12,496            11,631
                                                           ---------         ---------
     Inventories at first-in, first-out (FIFO) cost          132,117           126,476
     LIFO reserve                                            (23,090)          (24,465)
                                                           ---------         ---------
     Net inventories                                       $ 109,027         $ 102,011
                                                           =========         =========

NOTE 6. ACQUISITIONS AND PLANT CLOSINGS

Acquisitions

In March 2002, the Company acquired substantially all of the assets of Athena Industries, Inc., a leading designer and manufacturer of custom and stock point-of-purchase displays and fixtures with expertise in wire and metal fabrication. Athena Industries operates display manufacturing and assembly facilities in Burr Ridge, Illinois.

In November 2001, the Company acquired certain assets of Advertising Display Company, Inc., a leading producer of temporary and permanent point of purchase displays, including its display operations in Memphis, Tennessee.

These acquisitions are being accounted for under the purchase method of accounting, which requires the Company to record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Total cash consideration paid was $21.8 million. Additional contingent cash consideration of up to an aggregate of $1.25 million may be paid based on the achievement of gross profit goals through calendar year 2003. Final adjustments to the purchase price will be made based on finalization of the amount of working capital acquired. Estimated goodwill of approximately $10.4 million was recorded in connection with the acquisition. The pro forma impact of the acquisition is not material to the interim operating results for the period ending March 31, 2002.

Plant Closings

During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, the Company made severance and other payments of $0.2 million and $1.2 million for the three and six months ended March 31, 2002, respectively. The Company had a remaining liability of approximately $0.3 million at March 31, 2002. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company made severance and other payments of $0.2 million and $0.3 million for the three and six months ended March 31, 2002, respectively. The Company had a remaining liability of approximately $0.4 million at March 31, 2002. The Company has consolidated the operations of these closed plants into other existing facilities.

NOTE 7. DEBT

During the first quarter of fiscal 2002, the Company amended its Liquidity Asset Purchase Agreement to extend the term of its $125 million receivables-backed financing transaction and back-up liquidity facility to November 12, 2002. The proceeds of this transaction are used to repay borrowings outstanding under the Company's revolving credit agreement.

NOTE 8. NEW ACCOUNTING STANDARDS

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Although the Company is still evaluating the impact of SFAS 142, completion of the initial step indicates that goodwill associated with its Laminated Paperboard Products division may be impaired. The total goodwill of the division is $13 million, representing the maximum potential impairment charge. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle.

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

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Three Months Ended          Six Months Ended
                                                         March 31,     March 31,    March 31,     March 31,
                                                            2002         2001         2002           2001
-----------------------------------------------------------------------------------------------------------
Numerator:
       Income before cumulative effect
           of a change in accounting principle             $11,584      $ 7,318      $23,783       $11,823
       Cumulative effect of a change in
           accounting principle, net of tax                     --           --           --           286
                                                           -------     --------      -------       -------
       Net income available to common
           shareholders                                     11,584        7,318       23,783        12,109
       Add: Goodwill amortization, net of tax                   --        1,950           --         3,902
                                                           -------     --------      -------       -------
       Adjusted net income                                 $11,584      $ 9,268      $23,783       $16,011
                                                           =======     ========      =======       =======

Denominator:
       Denominator for basic earnings per share -
           weighted average shares                          33,678       33,222       33,577        33,231
       Effect of dilutive stock options and
           restricted stock awards                             675           28          484            28
                                                           -------     --------      -------      --------
       Denominator for diluted earnings per share -
           weighted average shares and
           assumed conversions                              34,353       33,250       34,061        33,259
                                                           =======     ========      =======      ========

Basic earnings per share:
       Income before cumulative effect of a
           change in accounting principle                  $  0.34      $ 0. 22      $  0.71       $ 0. 35
       Cumulative effect of a change in
           accounting principle                                 --           --           --          0.01
                                                           -------      -------      -------      --------
       Net income per share-basic                             0.34         0.22         0.71          0.36
       Add: Goodwill amortization, net of tax                   --         0.06           --          0.12
                                                           -------      -------      -------      --------
       Adjusted net income                                 $  0.34      $  0.28      $  0.71      $   0.48
                                                           =======      =======      =======      ========

Diluted earnings per share:
      Income before cumulative effect
        of a change in accounting principle                $  0.34      $  0.22      $  0.70      $   0.35
      Cumulative effect of a change in
        accounting principle                                    --           --           --          0.01
                                                           -------      -------      -------      --------
      Net income per share-diluted                            0.34         0.22         0.70          0.36
      Add: Goodwill amortization, net of tax                    --         0.06           --          0.12
                                                           -------      -------      -------      --------
      Adjusted net income                                  $  0.34      $  0.28      $  0.70      $   0.48
                                                           =======      =======      =======      ========

NOTE 10. SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):

                                                              Three Months Ended             Six Months Ended
                                                           March 31,      March 31,      March 31,      March 31,
                                                              2002           2001           2002          2001
-----------------------------------------------------------------------------------------------------------------
Net sales (aggregate):
   Packaging Products                                      $ 192,004      $ 206,918      $ 386,515      $ 402,493
   Merchandising Displays and Corrugated Packaging            70,104         65,778        142,557        123,608
   Paperboard                                                123,743        133,158        248,824        264,613
-----------------------------------------------------------------------------------------------------------------
Total                                                      $ 385,851      $ 405,854      $ 777,896      $ 790,714
=================================================================================================================
Less net sales (intersegment):
   Packaging Products                                      $     875      $     946      $   1,568      $   1,679
   Merchandising Displays and Corrugated Packaging             1,331          1,549          2,524          2,866
   Paperboard                                                 35,526         35,949         75,118         73,590
-----------------------------------------------------------------------------------------------------------------
Total                                                      $  37,732      $  38,444      $  79,210      $  78,135
=================================================================================================================
Net sales (unaffiliated customers):
   Packaging Products                                      $ 191,129      $ 205,972      $ 384,947      $ 400,814
   Merchandising Displays and Corrugated Packaging            68,773         64,229        140,033        120,742
   Paperboard                                                 88,217         97,209        173,706        191,023
-----------------------------------------------------------------------------------------------------------------
Total                                                      $ 348,119      $ 367,410      $ 698,686      $ 712,579
=================================================================================================================
Segment income:
   Packaging Products                                      $  12,830      $  11,719      $  24,384      $  22,518
   Merchandising Displays and Corrugated Packaging             7,849          8,525         19,238         11,276
   Paperboard                                                  6,347         10,275         12,634         20,611
-----------------------------------------------------------------------------------------------------------------
                                                              27,026         30,519         56,256         54,405
Goodwill amortization                                             --         (2,142)            --         (4,285)
Plant closing and other costs                                     --         (3,175)            --         (5,040)
Other non-allocated expenses                                  (1,239)        (1,888)        (2,972)        (2,526)
Interest expense                                              (6,182)        (9,370)       (13,096)       (19,394)
Interest and other income                                         88            101            368            297
Minority interest in income of consolidated subsidiary          (760)          (777)        (1,520)        (1,524)
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                 $  18,933      $  13,268      $  39,036      $  21,933
=================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

SEGMENT AND MARKET INFORMATION

We report our results in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. No single external customer accounts for more than 10% of our consolidated net sales.

The packaging products segment consists of facilities that produce folding cartons, interior packaging and thermoformed plastic packaging. We compete with a significant number of national, regional and local packaging suppliers. During fiscal 2001, we sold packaging products to approximately 3,100 customers. We sell packaging products to customers in a variety of industries including customers in the food and beverage industries and to manufacturers of other non-durable goods. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                        March 31,     March 31,       March 31,      March 31,
                                          2002          2001            2002           2001
---------------------------------------------------------------------------------------------
NET SALES:
Packaging Products Segment             $ 192,004      $ 206,918      $ 386,515      $ 402,493
Merchandising Displays and
  Corrugated Packaging Segment            70,104         65,778        142,557        123,608
Paperboard Segment                       123,743        133,158        248,824        264,613
Intersegment Eliminations                (37,732)       (38,444)       (79,210)       (78,135)
---------------------------------------------------------------------------------------------
TOTAL                                  $ 348,119      $ 367,410      $ 698,686      $ 712,579
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:

Packaging Products Segment             $  12,830      $  11,719      $  24,384      $  22,518
Merchandising Displays and
  Corrugated Packaging Segment             7,849          8,525         19,238         11,276
Paperboard Segment                         6,347         10,275         12,634         20,611
---------------------------------------------------------------------------------------------
Segment Income                            27,026         30,519         56,256         54,405

Goodwill Amortization                         --         (2,142)            --         (4,285)
Plant Closing and Other Costs                 --         (3,175)            --         (5,040)
Other Non-Allocated Expenses              (1,239)        (1,888)        (2,972)        (2,526)
Interest Expense                          (6,182)        (9,370)       (13,096)       (19,394)
Interest and Other Income                     88            101            368            297
Minority Interest in Income of
    Consolidated Subsidiary                 (760)          (777)        (1,520)        (1,524)
---------------------------------------------------------------------------------------------
TOTAL                                  $  18,933      $  13,268      $  39,036      $  21,933
=============================================================================================
Paperboard Shipped (in tons)             272,762        262,183        540,238        520,347
=============================================================================================

RESULTS OF OPERATIONS

Net Sales (Unaffiliated Customers)

Net sales for the quarter ended March 31, 2002 decreased 5.3% to $348.1 million from $367.4 million for the quarter ended March 31, 2001. Net sales for the six months ended March 31, 2002 decreased 2.0% to $698.7 million from $712.6 million for the six months ended March 31, 2001. Net sales decreased primarily as a result of softer market conditions in our paperboard businesses and the related impact of lower paperboard prices on our converting businesses. Further information is provided in the segment discussions that follow.

Net Sales (Aggregate) - Packaging Products Segment

                First         Second     Six Months      Third          Fourth       Fiscal
(In Millions)  Quarter       Quarter     Ended 3/31     Quarter        Quarter        Year
-------------------------------------------------------------------------------------------
2001           $195.6        $206.9        $402.5        $198.6        $205.0        $806.1
2002            194.5         192.0         386.5            --            --            --
-------------------------------------------------------------------------------------------

Net sales of packaging products before intersegment eliminations for the quarter ended March 31, 2002 decreased 7.2% to $192.0 million from $206.9 million for the quarter ended March 31, 2001. Net sales of packaging products before intersegment eliminations for the six months ended March 31, 2002 decreased 4.0% to $386.5 million from $402.5 million for the six months ended March 31, 2001. The decrease was a result of decreases in volume and selling prices in our plastic packaging and folding carton divisions. The decline in sales prices reflected in part the pass through of lower costs for paperboard.

Net Sales (Aggregate) - Merchandising Displays and Corrugated Packaging Segment

                First        Second      Six Months      Third        Fourth         Fiscal
(In Millions)  Quarter       Quarter     Ended 3/31     Quarter       Quarter         Year
-------------------------------------------------------------------------------------------
2001           $ 57.8        $ 65.8        $123.6        $ 65.8        $ 74.0        $263.4
2002             72.4          70.1         142.5            --            --            --
-------------------------------------------------------------------------------------------

Net sales within this segment before intersegment eliminations for the quarter ended March 31, 2002 increased 6.5% to $70.1 million from $65.8 million for the quarter ended March 31, 2001. Net sales within this segment before intersegment eliminations for the six months ended March 31, 2002 increased 15.3% to $142.5 million from $123.6 million for the six months ended March 31, 2001. The increase was attributable to higher volumes in our Alliance division, including the benefit of two major product launches on behalf of major national consumer products companies. These results were offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

Net Sales  (Aggregate) - Paperboard Segment

                First        Second      Six Months      Third         Fourth        Fiscal
(In Millions)  Quarter       Quarter     Ended 3/31     Quarter        Quarter        Year
-------------------------------------------------------------------------------------------
2001           $131.5        $133.1        $264.6        $130.5        $129.4        $524.5
2002            125.1         123.7         248.8            --            --            --
-------------------------------------------------------------------------------------------

Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 2002 decreased 7.1% to $123.7 million from $133.1 million for the quarter ended March 31, 2001. Net sales of paperboard before intersegment eliminations for the six months ended March 31, 2002 decreased 6.0% to $248.8 million from $264.6 million for the six months ended March 31, 2001. The decrease was primarily due to a decrease in demand for our products by customers in the book and ready to assemble furniture industries, adversely affecting volumes in our laminated paperboard products and specialty paperboard divisions. Slightly reduced sales volumes at our RTS packaging division also contributed to the decline in sales in our specialty paperboard division.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2002 decreased 6.1% to $275.6 million from $293.4 million for the quarter ended March 31, 2001. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2002 decreased to 79.2% from 79.9% for the quarter ended March 31, 2001. Cost of goods sold for the six months ended March 31, 2002 decreased 4.1% to $549.0 million from $572.6 million for the six months ended March 31, 2001. Cost of goods sold as a percentage of net sales for the six months ended March 31, 2002 decreased to 78.6% from 80.4% for the six months ended March 31, 2001. The decrease in cost of goods sold as a percentage of net sales resulted primarily from decreases in raw material costs and natural gas prices compared to the prior year.

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

                                       Three months ended March 31,                            Six months ended March 31,
                                    2002                        2001                        2002                        2001
                            --------------------        --------------------        --------------------        --------------------
  (In Millions)              LIFO          FIFO          LIFO          FIFO          LIFO          FIFO          LIFO          FIFO
------------------------------------------------------------------------------------------------------------------------------------
  Cost of goods sold        $275.6        $276.2        $293.4        $293.9        $549.0        $550.4        $572.6        $572.9
  Net income                  11.6          11.2           7.3           7.0          23.8          22.9          12.1          11.9
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit

                          First           Second           Six Months             Third           Fourth        Fiscal
  (% of Net Sales)       Quarter          Quarter          Ended 3/31            Quarter         Quarter        Year
----------------------------------------------------------------------------------------------------------------------
  2001                     19.1%            20.1%             19.6%                 21.4%          21.6%         20.6%

  2002                     22.0%            20.8%             21.4%                   --             --            --
----------------------------------------------------------------------------------------------------------------------

Gross profit for the quarter ended March 31, 2002 decreased 2.0% to $72.5 million from $74.0 million for the quarter ended March 31, 2001. Gross profit for the six months ended March 31, 2002 increased 6.9% to $149.6 million from $140.0 million for the six months ended March 31, 2001. Gross profit as a percentage of net sales was 20.8% and 20.1% for the quarters ended March 31, 2002 and 2001, respectively. Gross profit as a percentage of net sales was 21.4% and 19.6% for the six months ended March 31, 2002 and 2001, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2002 increased 3.8% to $46.9 million from $45.2 million for the quarter ended March 31, 2001. Selling, general and administrative expenses for the six months ended March 31, 2002 increased 8.9% to $95.7 million from $87.9 million for the six months ended March 31, 2001. Selling, general and administrative expenses as a percentage of net sales was 13.5% and 12.3% for the quarters ended March 31, 2002 and March 31, 2001, respectively. Selling, general and administrative expenses as a percentage of net sales was 13.7% and 12.3% for the six months ended March 31, 2002 and 2001, respectively. The increase in these expenses as a percentage of net sales resulted primarily from additional compensation expense associated with incentive compensation, higher insurance costs, the investment in start-up costs of our Six Sigma Program and bad debt expense.

Acquisitions

In March 2002, we acquired substantially all of the assets of Athena Industries, Inc., a leading designer and manufacturer of custom and stock point-of-purchase displays and fixtures with expertise in wire and metal fabrication. Athena Industries operates display manufacturing and assembly facilities in Burr Ridge, Illinois.

In November 2001, we acquired certain assets of Advertising Display Company, Inc., a leading producer of temporary and permanent point of purchase displays, including its display operations in Memphis, Tennessee.

These acquisitions are being accounted for under the purchase method of accounting, which requires that we record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Total cash consideration paid was $21.8 million. Additional contingent cash consideration of up to an aggregate of $1.25 million may be paid based on the achievement of gross profit goals through calendar year 2003. Final adjustments to the purchase price will be made based on finalization of the amount of working capital we acquired. Estimated goodwill of approximately $10.4 million was recorded in connection with the acquisition. The pro forma impact of the acquisition is not material to the interim operating results for the period ending March 31, 2002.

Plant Closings

During fiscal 2001, we closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, we made severance and other payments of $0.2 million and $1.2 million for the three and six months ended March 31, 2002, respectively. We had a remaining liability of approximately $0.3 million at March 31, 2002. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we made severance and other payments of $0.2 million and $0.3 million for the three and six months ended March 31, 2002, respectively. We had a remaining liability of approximately $0.4 million at March 31, 2002. We have consolidated the operations of these closed plants into other existing facilities.

Segment Operating Income.

Operating Income - Packaging Products Segment

                                             Net Sales    Operating
(In Millions, except Percentages)           (Aggregate)     Income   Return on Sales
------------------------------------------------------------------------------------
  First Quarter                               $195.6        $ 10.8         5.5%
  Second Quarter                               206.9          11.7          5.7
                                              ------        ------       ------
  Six Months Ended 3/31                        402.5          22.5          5.6
  Third Quarter                                198.6          12.8          6.4
  Fourth Quarter                               205.0          12.8          6.2
------------------------------------------------------------------------------------
  Fiscal 2001                                 $806.1        $ 48.1          6.0%
====================================================================================

  FIRST QUARTER                               $194.5        $ 11.5          5.9%
  SECOND QUARTER                               192.0          12.9          6.7
                                              ------        ------       ------
  SIX MONTHS ENDED 3/31                        386.5          24.4          6.3
  THIRD QUARTER                                   --            --           --
  FOURTH QUARTER                                  --            --           --
------------------------------------------------------------------------------------
  FISCAL 2002                                     --            --           --
====================================================================================

Operating income attributable to the packaging products segment for the quarter ended March 31, 2002 increased 10.3% to $12.9 million from $11.7 million for the quarter ended March 31, 2001. Operating income attributable to the packaging products segment for the six months ended March 31, 2002 increased 8.4% to $24.4 million from $22.5 million for the six months ended March 31, 2001. Operating margin for the quarter ended March 31, 2002 was 6.7% compared to 5.7% for the quarter ended March 31, 2001. Operating margin for the six months ended March 31, 2002 was 6.3% compared to 5.6% for the six months ended March 31, 2001. The increase in operating margin was primarily the result of operating efficiencies in our folding carton and interior packaging businesses gained through plant consolidations in fiscal 2000 and 2001.

Operating Income - Merchandising Displays and Corrugated Packaging Segment

                                          Net Sales         Operating           Return
(In Millions, except Percentages)        (Aggregate)          Income           on Sales
---------------------------------------------------------------------------------------
  First Quarter                             $ 57.8            $  2.8               4.8%
  Second Quarter                              65.8               8.5              12.9
                                            ------            ------            ------
  Six Months Ended 3/31                      123.6              11.3               9.1
  Third Quarter                               65.8               8.3              12.6
  Fourth Quarter                              74.0              10.6              14.3
--------------------------------------------------------------------------------------
  Fiscal 2001                               $263.4            $ 30.2              11.5%
======================================================================================

  FIRST QUARTER                             $ 72.4            $ 11.4              15.7%
  SECOND QUARTER                              70.1               7.8              11.1
                                            ------            ------            ------
  SIX MONTHS ENDED 3/31                      142.5              19.2              13.5
  THIRD QUARTER                                 --                --                --
  FOURTH QUARTER                                --                --                --
--------------------------------------------------------------------------------------
  FISCAL 2002                                   --                --                --
======================================================================================

Operating income attributable to this segment for the quarter ended March 31, 2002 decreased 8.2% to $7.8 million from $8.5 million in the quarter ended March 31, 2001. Operating margin for the quarter ended March 31, 2002 decreased to 11.1% from 12.9% for the quarter ended March 31, 2001. The decrease in operating margin for the quarter primarily resulted from lower sales volumes in our corrugating packaging division due to generally weaker market conditions. Operating income attributable to this segment for the six months ended March 31, 2002 was $19.2 million as compared to $11.3 million for the six months ended March 31, 2001, an increase of 69.9%. Operating margin for the six months ended March 31, 2002 increased to 13.5% from 9.1% for the six months ended March 31, 2001. The increase in operating margin for the six months ended March 31, 2002 is attributable to increased sales volumes in our Alliance division due to higher demand and two new product launches during the first quarter of fiscal 2002.

Operating Income - Paperboard Segment

                                           Net Sales        Operating
(In Millions, except Percentages)         (Aggregate)         Income          Return on Sales
---------------------------------------------------------------------------------------------
  First Quarter                             $131.5            $ 10.3               7.8%
  Second Quarter                             133.1              10.3               7.7
                                            ------            ------               ---
  Six Months Ended 3/31                      264.6              20.6               7.8
  Third Quarter                              130.5              10.5               8.0
  Fourth Quarter                             129.4              10.5               8.1
---------------------------------------------------------------------------------------------
  Fiscal 2001                               $524.5            $ 41.6               7.9%
=============================================================================================

  FIRST QUARTER                             $125.1            $  6.3               5.0%
  SECOND QUARTER                             123.7               6.3               5.1
                                            ------            ------               ---
  SIX MONTHS ENDED 3/31                      248.8              12.6               5.1
  THIRD QUARTER                                 --                --                --
  FOURTH QUARTER                                --                --                --
---------------------------------------------------------------------------------------------
  FISCAL 2002                                   --                --                --
=============================================================================================

Operating income attributable to the paperboard segment for the quarter ended March 31, 2002 decreased 38.8% to $6.3 million from $10.3 million for the quarter ended March 31, 2001. Operating income attributable to the paperboard segment for the six months ended March 31, 2002 decreased 38.8% to $12.6 million from $20.6 million for the six months ended March 31, 2001. Operating margin for the quarter ended March 31, 2002 was 5.1% compared to 7.7% for the quarter ended March 31, 2001. Operating margin for the six months ended March 31, 2002 was 5.1% compared to 7.8% for the six months ended March 31, 2001. The decrease in operating margin resulted from softer markets. Sales of our laminated paperboard products declined due to a decrease in demand by customers in the book and ready to assemble furniture industries. The reduced sales volumes at our laminated paperboard products division reduced operating income in our specialty paperboard division but was partially offset by improvements resulting from our Seven Hills joint venture. Operating income in our coated paperboard division declined due to lower pricing and a longer and more costly than expected capital improvement shutdown of our Battle Creek mill. The decreases in operating margin of our mills were partially offset by lower recovered fiber and energy prices. The decline in recovered fiber prices reduced operating margin of our recycled fiber division, further contributing to the decrease in operating margin of our paperboard segment.

                                                         Average     Corrugated    Average                              Weighted
                            Specialty        Coated      Recycled      Medium    Corrugated     Total       Average     Average
                                Tons          Tons      Paperboard      Tons       Medium       Tons         Price      Recovered
                             Shipped*       Shipped       Price*      Shipped       Price      Shipped      All Tons   Paper Cost
                         (In Thousands) (In Thousands)  (Per Ton) (In Thousands)  (Per Ton) (In Thousands)  (Per Ton)    (Per Ton)
------------------------------------------------------------------------------------------------------------------------------------
  First Quarter                   97.9        118.8      $   451        41.5      $   393       258.2        $   442     $    65
  Second Quarter                 102.7        119.6          445        39.8          385       262.1            435          58
                                 -----        -----                    -----                  -------
  Six Months Ended 3/31          200.6        238.4          448        81.3          389       520.3            439          62
  Third Quarter                  109.1        117.6          433        42.0          369       268.7            422          53
  Fourth Quarter                 104.7        126.0          431        45.9          368       276.6            420          53
------------------------------------------------------------------------------------------------------------------------------------
  Fiscal 2001                    414.4        482.0      $   440       169.2      $   378     1,065.6        $   430     $    57
====================================================================================================================================
  FIRST QUARTER                   98.5        125.4      $   426        43.6      $   360       267.5        $   415     $    56
  SECOND QUARTER                 112.4        117.8          412        42.5          357       272.7            404          55
                                 -----        -----                    -----                  -------
  SIX MONTHS ENDED 3/31          210.9        243.2          419        86.1          359       540.2            410          56
  THIRD QUARTER                     --           --           --          --           --          --             --          --
  FOURTH QUARTER                    --           --           --          --           --          --             --          --
------------------------------------------------------------------------------------------------------------------------------------
  FISCAL 2002                       --           --           --          --           --          --             --          --
====================================================================================================================================

* Specialty Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills Paperboard, LLC, our joint venture with LaFarge Corporation.

Interest Expense

Interest expense for the quarter ended March 31, 2002 decreased to $6.2 million from $9.4 million for the quarter ended March 31, 2001. Interest expense for the six months ended March 31, 2002 decreased to $13.1 million from $19.4 million for the six months ended March 31, 2001. The decrease in interest expense for the quarter and six months ended March 31, 2002 was primarily due to lower interest rates and a decrease in our average outstanding borrowings.

Provision for Income Taxes

Income tax expense for the quarter ended March 31, 2002 was $7.3 million compared to income tax expense of $6.0 million for the quarter ended March 31, 2001. Provision for income taxes increased to $15.3 million for the six months ended March 31, 2002 from $10.1 million for the six months ended March 31, 2001. The Company's effective tax expense rate was 38.8% for the quarter ended March 31, 2002 compared to an effective tax expense rate of 44.8% for the quarter ended March 31, 2001. The Company's effective tax rate decreased to 39.1% for the six months ended March 31, 2002 compared to 46.1% for the six months ended March 31, 2001. In the prior year, differences between our effective tax rate and statutory rates relate primarily to the amortization of goodwill which is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share

Net income for the quarter ended March 31, 2002 was $11.6 million compared to $7.3 million for the quarter ended March 31, 2001. Net income for the six months ended March 31, 2002 and 2001 was $23.8 million and $12.1 million, respectively. Net income for the three months and six months ended March 31, 2002 included $3.9 million and $7.0 million, respectively, of plant closing costs and goodwill amortization. Net income as a percentage of net sales was 3.3% and 2.0% for the quarter ended March 31, 2002 and 2001, respectively. Net income as a percentage of net sales was 3.4% and 1.7% for the six months ended March 31, 2002 and 2001, respectively. Earnings per common and common equivalent share for the quarter ended March 31, 2002 were $0.34 compared to $0.22 for the same period last year. Earnings per common and common equivalent share for the six months ended March 31, 2002 and 2001 were $0.70 and $0.36, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $300 million. At March 31, 2002, we had $20 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $3.3 million at March 31, 2002, decreased from $5.2 million at September 30, 2001.

Net cash provided by operating activities decreased for the six months ended March 31, 2002 to $39.3 million from $58.7 million for the six months ended March 31, 2001. The decrease was primarily a result of decreases in accounts payable and accrued liabilities balances. Net cash used for investing activities was $49.5 million for the six months ended March 31, 2002 compared to $41.0 million for the six months ended March 31, 2001 and consisted primarily of capital expenditures for the six months ended March 31, 2002 and March 31, 2001 as well as the purchase of two businesses during the six months ended March 31, 2002. Net cash provided by financing activities aggregated $7.5 million for the six months ended March 31, 2002 and consisted primarily of net additional borrowings and issuance of common stock offset by dividend payments. Net cash used for financing activities aggregated $20.2 million for the six months ended March 31, 2001 and consisted primarily of net repayments of borrowings, purchases of common stock and dividend payments.

Capital expenditures during the six months ended March 31, 2002 aggregated $28.6 million and were used primarily to purchase and upgrade machinery and equipment. We estimate that our capital expenditures will aggregate approximately $70.0 million for fiscal 2002. These expenditures will be used to purchase and upgrade various machinery and equipment in all of our divisions and for building expansions and improvements.

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

NEW ACCOUNTING STANDARDS

On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Although we are still evaluating the impact of SFAS 142, completion of the initial step indicates that goodwill associated with our Laminated Paperboard Products division may be impaired. The total goodwill of the division is $13 million, representing the maximum potential impairment charge. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle.

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

FORWARD-LOOKING STATEMENTS

Statements herein regarding, among other things, estimated capital expenditures for fiscal 2002 and interim LIFO estimates constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures, expected year-end inventory levels and costs, competitive conditions in our businesses and general economic conditions. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. Further, these forward-looking statements are subject to other general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, fluctuations in selling prices, possible adverse actions of our customers, our competitors and suppliers and adverse changes in general market and industry conditions. We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 25, 2002 at which several matters were submitted to a vote of the shareholders:

(a) Votes cast for or withheld regarding the two individuals elected as directors of the Company for a term expiring in 2005 were as follows (there were no abstentions or broker non-votes):

                                              FOR                     WITHELD
                                              ---                     -------
         J. Hyatt Brown                    99,994,066                 357,891
         G. Stephen Felker                 99,916,418                 435,539

         Additional directors, whose terms of office as directors continued after the meeting, are as follows:

         Term expiring in 2003                         Term expiring in 2004
         ---------------------                         ---------------------
         Bradley Currey, Jr.                           Stephen G. Anderson
         John D. Hopkins                               Robert B. Currey
         Lou Brown Jewell                              L.L. Gellerstedt, III
         James W. Johnson                              John W. Spiegel
         James A. Rubright

(b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                          Broker
         Description of Matter              For             Against        Abstain        Non-Votes
         ---------------------              ---             -------        -------        ---------
         Approval of Material
         Terms of Annual
         Executive Bonus Program         93,404,290         6,897,896      49,771            --

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10 - Material Terms of Annual Executive Bonus Program
              (incorporated by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROCK-TENN COMPANY
                                               (Registrant)



Date:    May 13, 2002            By:      /s/ STEVEN C. VOORHEES
    ------------------------        -----------------------------------------
                                      Steven C. Voorhees
                                      Executive Vice-President
                                      Chief Financial Officer
                                      (Principal Financial Officer, Principal
                                        Accounting Officer and duly
                                        authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS

Exhibit 10 Material Terms of Annual Executive Bonus Program (incorporated by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001)