Form 10-Q
period 2002-06-30
ROCK TENN CO
filed 2002-08-14
CIK 230498

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-23340

                                ROCK-TENN COMPANY
             (Exact name of registrant as specified in its charter)

             Georgia                                         62-0342590
    ------------------------------                       -----------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

    504 Thrasher Street, Norcross, Georgia                     30071
    ----------------------------------------             -----------------
    (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (770) 448-2193

                                       N/A
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                          Outstanding as of August 12, 2002
-----------------------------------           ---------------------------------
Class A Common Stock, .01 par value                       34,299,637
Class B Common Stock, .01 par value                             none

===============================================================================

                                ROCK-TENN COMPANY

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the three months
             and nine months ended June 30, 2002 and 2001                                           1

           Condensed Consolidated Balance Sheets at June 30, 2002 and
             September 30, 2001                                                                     2

           Condensed Consolidated Statements of Cash Flows for the nine months
             ended June 30, 2002 and 2001                                                           3

           Notes to Condensed Consolidated Financial Statements                                     4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                             10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              20

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                               21

  Item 6.  Exhibits and Reports on Form 8-K                                                        22

           Index to Exhibits                                                                       24

                             See accompanying notes

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                ROCK-TENN COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended                    Nine Months Ended
                                                              June 30,         June 30,            June 30,          June 30,
                                                                2002             2001                2002              2001
                                                              ---------        ---------        -----------        -----------
Net sales                                                     $ 357,142        $ 357,065        $ 1,055,828        $ 1,069,644

Cost of goods sold                                              280,433          280,508            829,475            853,107
                                                              ---------        ---------        -----------        -----------

Gross profit                                                     76,709           76,557            226,353            216,537

Selling, general and administrative expenses                     50,854           45,658            146,520            133,544

Amortization of goodwill                                             --            2,143                 --              6,428

Plant closing and other costs                                     9,681            2,523              9,681              7,563
                                                              ---------        ---------        -----------        -----------

Income from operations                                           16,174           26,233             70,152             69,002

Interest expense                                                 (6,542)          (8,072)           (19,638)           (27,466)

Interest and other income                                            33              123                401                420

Loss from unconsolidated joint venture                               --           (1,208)              (694)            (1,423)

Minority interest in income of consolidated
   subsidiary                                                      (874)            (846)            (2,394)            (2,370)
                                                              ---------        ---------        -----------        -----------

Income before income taxes                                        8,791           16,230             47,827             38,163

Provision for income taxes                                        3,320            7,110             18,573             17,220
                                                              ---------        ---------        -----------        -----------

Income before cumulative effect of a
     change in accounting principle                               5,471            9,120             29,254             20,943

Cumulative effect of a change in accounting
     principle (net of income taxes of $2,368
     and $179)                                                       --               --             (5,844)               286
                                                              ---------        ---------        -----------        -----------

Net income                                                    $   5,471        $   9,120        $    23,410        $    21,229
                                                              =========        =========        ===========        ===========

Weighted average number of common and common
     equivalent shares outstanding                               34,694           33,582             34,301             33,348
                                                              =========        =========        ===========        ===========

Basic earnings per share                                      $    0.16        $    0.27        $      0.70        $      0.64
                                                              =========        =========        ===========        ===========

Diluted earnings per share                                    $    0.16        $    0.27        $      0.68        $      0.64
                                                              =========        =========        ===========        ===========

Cash dividends per common share                               $   0.075        $   0.075        $     0.225        $     0.225
                                                              =========        =========        ===========        ===========

                             See accompanying notes

                                ROCK-TENN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          June 30,          September 30,
                                                                                              2002                   2001
                                                                                       -----------          -------------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $     4,255           $     5,191
   Accounts receivable (net of allowances of
     $5,752 and $5,400)                                                                    157,431               157,782
   Inventories                                                                             115,407               102,011
   Other current assets                                                                     12,738                 6,098
                                                                                       -----------           -----------
       TOTAL CURRENT ASSETS                                                                289,831               271,082

Property, plant and equipment, at cost:
   Land and buildings                                                                      194,679               206,069
   Machinery and equipment                                                                 939,506               902,769
   Transportation equipment                                                                  9,976                11,526
   Leasehold improvements                                                                    8,829                 9,159
                                                                                       -----------           -----------
                                                                                         1,152,990             1,129,523
   Less accumulated depreciation and amortization                                         (580,287)             (540,870)
                                                                                       -----------           -----------
   Net property, plant and equipment                                                       572,703               588,653
Goodwill, net                                                                              261,922               259,660
Other assets                                                                                47,786                45,018
                                                                                       -----------           -----------
                                                                                       $ 1,172,242           $ 1,164,413
                                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $    68,194           $    79,596
   Accrued compensation and benefits                                                        39,309                35,863
   Current maturities of debt                                                               85,893                97,152
   Other current liabilities                                                                48,130                46,636
                                                                                       -----------           -----------
       TOTAL CURRENT LIABILITIES                                                           241,526               259,247

Long-term debt due after one year                                                          390,341               388,487
Adjustment for fair value hedge                                                              7,988                 8,603
                                                                                       -----------           -----------
Total long-term debt, less current maturities                                              398,329               397,090
Deferred income taxes                                                                       93,862                87,993
Other long-term items                                                                       11,030                17,323

Shareholders' equity:
   Preferred stock, $.01 par value; 50,000,000 shares authorized; no
     shares outstanding                                                                         --                    --
   Class A common stock, $.01 par value; 175,000,000 shares authorized,
     34,210,489 and 22,968,317 outstanding at June 30 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; zero and 10,601,346 outstanding
     at June 30 and September 30, respectively                                                 340                   335
   Capital in excess of par value                                                          138,634               130,640
   Deferred compensation                                                                    (2,536)               (1,421)
   Retained earnings                                                                       297,635               282,117
   Accumulated other comprehensive loss                                                     (6,578)               (8,911)
                                                                                       -----------           -----------
       TOTAL SHAREHOLDERS' EQUITY                                                          427,495               402,760
                                                                                       -----------           -----------
                                                                                       $ 1,172,242           $ 1,164,413
                                                                                       ===========           ===========

                             See accompanying notes

                                ROCK-TENN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                         June 30,            June 30,
                                                                                             2002                2001
                                                                                       ----------           ----------
OPERATING ACTIVITIES:
   Net income                                                                          $   23,410           $   21,229

   Items in income not affecting cash:
     Depreciation and amortization                                                         54,234               57,926
     Deferred income taxes                                                                  5,869                5,273
     Deferred compensation expense                                                            704                   51
     Gain on disposal of property, plant and equipment                                       (713)                (369)
     Equity in loss from joint venture                                                        694                1,423
     Minority interest in income of consolidated subsidiary                                 2,394                2,370
     Impairment loss and other non-cash charges                                            14,124                  288

   Change in operating assets and liabilities:
     Accounts receivable                                                                      743               12,437
     Inventories                                                                           (9,417)              (2,999)
     Other assets                                                                           1,724               (1,002)
     Accounts payable                                                                     (11,639)              (7,397)
     Accrued and other liabilities                                                         (2,038)               2,756
                                                                                       ----------           ----------
                                                                                          (20,627)               3,795
                                                                                       ----------           ----------
   CASH PROVIDED BY OPERATING ACTIVITIES                                                   80,089               91,986

INVESTING ACTIVITIES:
   Capital expenditures                                                                   (53,538)             (51,799)
   Cash paid for purchase of businesses                                                   (22,876)                  --
   Cash contributed to joint venture                                                       (1,682)              (8,656)
   Proceeds from sale of property, plant and equipment                                     11,446                  818
   (Increase) decrease in unexpended industrial revenue bond proceeds                      (1,554)               1,264
                                                                                       ----------           ----------

   CASH USED FOR INVESTING ACTIVITIES                                                     (68,204)             (58,373)
FINANCING ACTIVITIES:
   Net repayments to revolving credit facilities                                           (4,300)            (104,000)
   Additions to debt                                                                       16,410              110,716
   Repayments of debt                                                                     (21,515)             (30,650)
   Debt issuance costs                                                                       (156)                (757)
   Issuances of common stock                                                                6,243                1,739
   Purchases of common stock                                                                 (345)              (2,324)
   Cash dividends paid to shareholders                                                     (7,610)              (7,490)
   Distribution to minority interest                                                       (2,555)              (3,500)
                                                                                       ----------           ----------

   CASH USED FOR FINANCING ACTIVITIES                                                     (13,828)             (36,266)

Effect of exchange rate changes on cash                                                     1,007                  168
                                                                                       ----------           ----------

Decrease in cash and cash equivalents                                                        (936)              (2,485)
Cash and cash equivalents at beginning of period                                            5,191                5,449
                                                                                       ----------           ----------
Cash and cash equivalents at end of period                                             $    4,255           $    2,964
                                                                                       ==========           ==========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Income taxes (net of refunds)                                                     $   19,065           $    7,585
     Interest (net of amounts capitalized)                                                 15,300               24,333

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the "Company") have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and nine month periods ended June 30, 2002 and 2001, the Company's financial position at June 30, 2002 and September 30, 2001, and the cash flows for the nine month periods ended June 30, 2002 and 2001.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

The results for the three months and nine months ended June 30, 2002 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Comparison versus July 2002 Earnings Release
In the Company's merchandising displays and corrugated packaging segment, revenues were reduced by $519,000 to correct a billing error discovered after the issuance of the third quarter fiscal 2002 earnings release and the reserve for inventory obsolescence was increased by $524,000. Additionally, the Company revised the method of computation of paperboard and recovered paper costs included in the supplemental disclosure of key financial statistics that accompanies quarterly earnings releases to conform to the accrual basis financial data reported in our filings.

In its fiscal 2001 10-K, the Company reported that no single external customer accounted for more than 5% of consolidated net sales; during fiscal 2001, no single external customer accounted for more than 6% of consolidated net sales.

NOTE 2.  ACCOUNTING POLICIES

The Company enters into a variety of derivative transactions. The Company uses interest rate cap agreements and interest rate swap agreements to manage the interest rate characteristics of a portion of its outstanding debt. The Company uses forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to its receivables denominated in Canadian dollars. The Company also uses commodity swap agreements to limit the Company's exposure to falling sales prices and rising raw material costs.

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Derivatives are included in other long-term liabilities and other assets on the balance sheet.

NOTE 3.  COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended June 30, 2002 was approximately $7.8 million and $25.7 million, respectively. Total comprehensive income for the three and nine months ended June 30, 2001 was approximately $11.7 million and $18.7 million, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments, adjustments to the fair value of derivative instruments, and a minimum pension liability, as detailed below (in thousands):

                                                               Three Months Ended             Nine Months Ended

                                                                June 30,     June 30,        June 30,      June 30,
                                                                    2002         2001           2002           2001
                                                               --------     --------       --------      ----------
Net income                                                       $5,471     $  9,120        $23,410       $ 21,229

     Foreign currency translation                                 2,702        2,387          2,106         (1,086)
     Unrealized (loss) gain on derivative instruments              (324)         187           (130)        (1,486)
     Minimum pension liability                                       --           --            357             --
                                                               --------     --------       --------      ----------
     Total other comprehensive gain (loss)                        2,378        2,574          2,333         (2,572)

Comprehensive income                                           $  7,849     $ 11,694       $ 25,743       $ 18,657
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

The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with its evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, restructuring, and environmental matters. In addition, significant estimates form the bases for the Company's reserves with respect to collectibility of accounts receivable, inventory valuations, post-retirement benefits, post-employment benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

Inventories at June 30, 2002 and September 30, 2001 were as follows (in thousands):

                                                                 June 30,                 September 30,
                                                                     2002                          2001
                                                              -----------                   -----------
         Finished goods and work in process                   $    87,823                   $    79,357
         Raw materials                                             37,126                        35,488
         Supplies                                                  13,248                        11,631
                                                              -----------                   -----------
         Inventories at FIFO cost                                 138,197                       126,476
         LIFO reserve                                             (22,790)                      (24,465)
                                                              -----------                   -----------
         Net inventories                                       $  115,407                    $  102,011
                                                               ==========                    ==========

NOTE 6.  ACQUISITIONS, PLANT CLOSINGS, AND IMPAIRMENT COSTS

Acquisitions

In March 2002, the Company acquired substantially all of the assets of Athena Industries, Inc., a designer and manufacturer of custom and stock point-of-purchase displays and fixtures with expertise in wire and metal fabrication. Athena Industries operates display manufacturing and assembly facilities in Burr Ridge, Illinois.

In November 2001, the Company acquired certain assets of Advertising Display Company, Inc., a producer of temporary and permanent point-of-purchase displays, including its display operations in Memphis, Tennessee.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," these acquisitions are being accounted for under the purchase method of accounting, which requires the Company to record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Total cash consideration paid was $22.9 million. Additional contingent cash consideration of up to an aggregate of $1.25 million may be paid based on the achievement of gross profit goals through calendar year 2003. Final adjustments to the purchase price will be made based on finalization of the amount of working capital acquired. Estimated goodwill of approximately $10.5 million was recorded in connection with the acquisitions. The pro forma impact of the acquisitions is not material to the interim operating results for the period ending June 30, 2002.

Plant Closings and Impairment Costs

During the third quarter of fiscal 2002, the Company announced the closing of its Vineland, New Jersey laminated paperboard products operations and the consolidation of this facility into other laminated paperboard plants. This closing resulted in the termination of approximately 110 employees. The Company recorded an after-tax charge of approximately $4.7 million, consisting primarily of equipment write-downs, severance, machinery relocation, and other one-time costs. As of June 30, 2002, the Company had a remaining liability of approximately $1.5 million. After giving effect to the sale of the Vineland real estate for its estimated market value, the Company expects that the net sales proceeds after cash closing costs will be approximately $1.2 million.

During the third quarter of fiscal 2002, the Company decided to permanently shut down the No. 1 paper machine at its Lynchburg, Virginia mill, which was previously idled in December 2000 to help increase operating rates at the Company's other specialty paperboard mills. As a result, the Company incurred an after-tax charge of $1.2 million during the three months ended June 30, 2002.

During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, the Company made severance and other payments of $0.1 million and $1.3 million for the three and nine months ended June 30, 2002, respectively. The Company had a remaining liability of approximately $0.2 million at June 30, 2002. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company made severance and other payments of $0.3 million and $0.6 million for the three and nine months ended June 30, 2002, respectively. The Company had a nominal remaining liability at June 30, 2002. The Company has consolidated the operations of these closed plants into other existing facilities.

NOTE 7.  DEBT

During the first quarter of fiscal 2002, the Company amended its Liquidity Asset Purchase Agreement to extend the term of its $125 million receivables-backed financing transaction and back-up liquidity facility to November 12, 2002. The proceeds of this transaction are used to repay borrowings outstanding under the Company's revolving credit agreement.

NOTE 8.  STOCK CONVERSION

On May 17, 2002, various executive officers and members of the Company's Board of Directors delivered a notice to the Company of their election to convert the shares of Class B Common Stock owned by them into shares of Class A Common Stock pursuant to the Company's Restated and Amended Articles of Incorporation ("Articles of Incorporation"). Because the shares of Class B Common Stock outstanding following such conversion represented less than 15% of the total outstanding shares of the Company's common stock, pursuant to the Articles of Incorporation, the remaining shares of Class B Common Stock were subject to automatic conversion into shares of Class A Common Stock. On June 30, 2002, each of the Company's 9,634,899 shares of issued and outstanding shares of Class B Common Stock, par value $0.01 per share, were automatically converted into one share of Class A Common Stock, par value $0.01 per share, thus eliminating all Class B Common Stock. The Company's Articles of Incorporation do not authorize any further issuance of shares of Class B Common Stock.

NOTE 9.  NEW ACCOUNTING STANDARDS

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the final step of the transitional impairment test by the end of the fiscal year. The Company completed the final step as of June 30, 2002, and determined that $8.2 million of the $12.6 million total goodwill associated with its Laminated Paperboard Products division was impaired. An after-tax charge of $5.8 million has been recognized as a cumulative effect of a change in accounting principle as of the first quarter of fiscal 2002.

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

NOTE 10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  Three Months Ended               Nine Months Ended
                                                               June 30,        June 30,          June 30,           June 30,
                                                                   2002            2001              2002               2001
                                                              ---------       ---------       -----------        -----------
Numerator:
       Income before cumulative effect
           of a change in accounting principle                $   5,471       $   9,120       $    29,254        $    20,943
       Cumulative effect of a change in
           accounting principle, net of tax                          --              --            (5,844)               286
                                                              ---------       ---------       -----------        -----------
       Net income available to common
              shareholders                                        5,471           9,120            23,410             21,229
       Add: Goodwill amortization, net of tax                        --           1,951                --              5,853
                                                              ---------       ---------       -----------        -----------
       Adjusted net income                                    $   5,471       $  11,071       $    23,410        $    27,082
                                                              =========       =========       ===========        ===========

Denominator:
       Denominator for basic earnings per share -
           weighted average shares                               33,976          33,388            33,709             33,283
       Effect of dilutive stock options and
              restricted stock awards                               718             194               592                 65
                                                              ---------       ---------       -----------        -----------
       Denominator for diluted earnings per share -
           weighted average shares and
           assumed conversions                                   34,694          33,582            34,301             33,348

Basic earnings per share:
       Income before cumulative effect of a
             change in accounting principle                   $    0.16       $    0.27       $      0.87        $      0.63
       Cumulative effect of a change in
             accounting principle                                    --              --             (0.17)              0.01
                                                              ---------       ---------       -----------        -----------
       Net income per share - basic                                0.16            0.27              0.70               0.64
       Add: Goodwill amortization, net of tax                        --            0.06                --               0.17
                                                              ---------       ---------       -----------        -----------
       Adjusted net income per share - basic                  $    0.16       $    0.33       $      0.70        $      0.81
                                                              =========       =========       ===========        ===========

Diluted earnings per share:
       Income before cumulative effect
             of a change in accounting principle              $    0.16       $    0.27       $      0.85        $      0.63
       Cumulative effect of a change in
             accounting principle                                    --              --             (0.17)              0.01
                                                              ---------       ---------       -----------        -----------
       Net income per share - diluted                              0.16            0.27              0.68               0.64
       Add: Goodwill amortization, net of tax                        --            0.06                --               0.17
                                                              ---------       ---------       -----------        -----------
       Adjusted net income per share - diluted                $    0.16       $    0.33       $      0.68        $      0.81
                                                              =========       =========       ===========        ===========

NOTE 11.  SEGMENT INFORMATION

The following table sets forth business segment information (in thousands):

                                                                  Three Months Ended                   Nine Months Ended
                                                               June 30,         June 30,           June 30,           June 30,
                                                                   2002             2001               2002               2001
                                                              ---------        ---------        -----------        -----------
Net sales (aggregate):
   Packaging Products                                         $ 199,664        $ 198,618        $   586,179        $   601,111
   Merchandising Displays and Corrugated Packaging               67,970           65,757            210,527            189,365
   Paperboard                                                   129,094          130,506            377,918            395,119
                                                              ---------        ---------        -----------        -----------
Total                                                         $ 396,728        $ 394,881        $ 1,174,624        $ 1,185,595
                                                              ---------        ---------        -----------        -----------
Less net sales (intersegment):
   Packaging Products                                                 $        $     965        $     2,602        $     2,644
                                                                                                                         1,034
   Merchandising Displays and Corrugated Packaging                1,277            1,358              3,801              4,224
   Paperboard                                                    37,275           35,493            112,393            109,083
                                                              ---------        ---------        -----------        -----------
Total                                                         $  39,586        $  37,816        $   118,796        $   115,951
                                                              ---------        ---------        -----------        -----------
Net sales (unaffiliated customers):
   Packaging Products                                         $ 198,630        $ 197,653        $   583,577        $   598,467
   Merchandising Displays and Corrugated Packaging               66,693           64,399            206,726            185,141
   Paperboard                                                    91,819           95,013            265,525            286,036
                                                              ---------        ---------        -----------        -----------
Total                                                         $ 357,142        $ 357,065        $ 1,055,828        $ 1,069,644
                                                              ---------        ---------        -----------        -----------
Segment income:
   Packaging Products                                         $  14,605        $  12,777        $    38,989        $    35,295
   Merchandising Displays and Corrugated Packaging                4,569            8,328             23,807             19,604
   Paperboard                                                     9,033           10,503             21,667             31,114
                                                              ---------        ---------        -----------        -----------
                                                                 28,207           31,608             84,463             86,013
Goodwill amortization                                                --           (2,143)                --             (6,428)
Plant closing and other costs                                    (9,681)          (2,523)            (9,681)            (7,563)
Other non-allocated expenses                                     (2,352)          (1,917)            (5,324)            (4,443)
Interest expense                                                 (6,542)          (8,072)           (19,638)           (27,466)
Interest and other income                                            33              123                401                420
Minority interest in income of consolidated                        (874)            (846)            (2,394)            (2,370)
subsidiary
                                                              ---------        ---------        -----------        -----------
Income before income taxes                                    $   8,791        $  16,230        $    47,827        $    38,163
                                                              ---------        ---------        -----------        -----------

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

SEGMENT AND MARKET INFORMATION

We report our results in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. No single external customer accounts for more than 10% of our consolidated net sales. For the nine months ended June 30, 2002, the top ten customers represented approximately 29% of consolidated net sales.

The packaging products segment consists of facilities that produce folding cartons, interior packaging and thermoformed plastic packaging. We compete with a significant number of national, regional and local packaging suppliers operating in North America. During fiscal 2001, we sold packaging products to approximately 3,100 customers. For the nine months ended June 30, 2002, the top ten customers accounted for approximately 34% of the external sales of the packaging products segment. We sell packaging products to customers in a variety of industries including customers in the food and beverage industries and to manufacturers of other non-durable goods. The packaging business is highly competitive. As a result, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

In July 2002, we terminated our relationship with DuPont Teijin Films as the supplier of film used in our DuraFresh(R) line of packaging products. The termination of this contract is not expected to have an adverse impact on our packaging products operations.

The merchandising displays and corrugated packaging segment consists of facilities that produce merchandising displays and flexographic and litho-laminated corrugated packaging. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2001, we sold display products to approximately 200 customers and corrugated packaging to approximately 900 customers. For the nine months ended June 30, 2002, the top ten customers accounted for approximately 56% of external sales. Due to the highly competitive nature of the merchandising displays and corrugated packaging business, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated companies operating in North America manufacturing various grades of paperboard as well as a limited amount of paperboard imported by manufacturers outside of North America. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2001, we sold recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,100 customers. For the nine months ended June 30, 2002, the top ten external customers of the segment represented approximately 51% of external sales. Due to the highly competitive nature of the paperboard business, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. For the nine months ended June 30, 2002, approximately 30% of our segment sales were made to internal customers, predominantly in our packaging products segment. Our paperboard segment's sales volumes may therefore be directly impacted by changes in demand for our packaging products.

In July 2002, Smurfit-Stone Container Corporation, a customer for whom we provided approximately 15,000 tons of paperboard annually for use in tube and core manufacturing, announced the sale of 17 of its tube and core manufacturing facilities to Caraustar Industries, Inc. As a result, Caraustar Industries, Inc. plans to increase its sales of paperboard to these newly acquired facilities. We believe we will be able to shift a significant portion of the volume of paperboard sold to Smurfit-Stone Container Corporation to other tube and core manufacturers and, therefore, do not expect a material impact on our specialty paperboard operations.

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

                                ROCK-TENN COMPANY
                          INDUSTRY SEGMENT INFORMATION
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT FOR TONNAGE DATA)

                                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                             June 30,             June 30,           June 30,         June 30,
                                                 2002                 2001               2002             2001
                                             --------             --------          ---------      -----------
NET SALES:

Packaging Products Segment                   $199,664             $198,618           $586,179      $   601,111
Merchandising Displays and
   Corrugated Packaging Segment                67,970               65,757            210,527          189,365
Paperboard Segment                            129,094              130,506            377,918          395,119
Intersegment Eliminations                     (39,586)             (37,816)          (118,796)        (115,951)
                                             --------             --------          ---------      -----------
                  TOTAL                       $357,142             $357,065         $1,055,828       $1,069,644
                                             --------             --------          ---------      -----------
INCOME BEFORE INCOME TAXES:

Packaging Products Segment                    $14,605             $ 12,777            $38,989      $    35,295
Merchandising Displays and
   Corrugated Packaging Segment                 4,569                8,328             23,807           19,604
Paperboard Segment                              9,033               10,503             21,667           31,114
                                             --------             --------          ---------      -----------
Segment Income                                 28,207               31,608             84,463           86,013

Goodwill Amortization                             ---               (2,143)               ---           (6,428)
Plant Closing and Other Costs                  (9,681)              (2,523)            (9,681)          (7,563)
Other Non-Allocated Expenses                   (2,352)              (1,917)            (5,324)          (4,443)
Interest Expense                               (6,542)              (8,072)           (19,638)         (27,466)
Interest and Other Income                          33                  123                401              420
Minority Interest in Income of
      Consolidated Subsidiary                    (874)                (846)            (2,394)          (2,370)
                                             --------             --------          ---------      -----------
TOTAL                                          $8,791             $ 16,230            $47,827       $   38,163
                                             ========             ========          =========      ===========
Paperboard Shipped (in tons)*                 279,336              268,687            819,574          789,034
                                             ========             ========          =========      ===========

*Includes tons shipped by Seven Hills Paperboard, LLC, our joint venture with LaFarge Corporation.

RESULTS OF OPERATIONS

Net Sales  (Unaffiliated Customers)

Net sales remained flat at $357.1 million for the quarters ended June 30, 2002 and June 30, 2001. Net sales for the nine months ended June 30, 2002 decreased 1.3% to $1,055.8 million from $1,069.6 million for the nine months ended June 30, 2001. Net sales for the nine months ended June 30, 2002 decreased primarily as a result of weaker market conditions in our paperboard businesses and the impact of lower paperboard prices on our paperboard and converting businesses. Further information is provided in the segment discussions that follow.

Net Sales  (Aggregate) - Packaging Products Segment

                         First          Second           Third        Nine Months          Fourth             Fiscal
  (In Millions)        Quarter         Quarter         Quarter         Ended 6/30         Quarter               Year
  -------------        -------         -------         -------        -----------         -------             -------
  2001                  $195.6          $206.9          $198.6             $601.1          $205.0             $806.1
  2002                   194.5           192.0           199.7              586.2              --                 --

Net sales of packaging products before intersegment eliminations for the quarter ended June 30, 2002 increased 0.6% to $199.7 million from $198.6 million for the quarter ended June 30, 2001. The increase was attributable to higher volumes in our folding carton division partially offset by the pass through of lower paperboard prices and by volume and price decreases in our plastic packaging and interior packaging divisions. Net sales of packaging products before intersegment eliminations for the nine months ended June 30, 2002 decreased 2.5% to $586.2 million from $601.1 million for the nine months ended June 30, 2001. The decrease for the nine months was a result of lower volumes and selling prices in our plastic packaging and interior packaging divisions offsetting the volume increases in our folding carton division. The decline in sales prices reflected in part the pass through of lower costs for paperboard.

Net Sales (Aggregate) - Merchandising Displays and Corrugated Packaging Segment

                          First         Second         Third        Nine Months           Fourth            Fiscal
  (In Millions)         Quarter        Quarter       Quarter         Ended 6/30          Quarter              Year
  -------------         -------        -------       -------        -----------          -------            ------
  2001                   $ 57.8         $ 65.8         $65.8             $189.4            $74.0            $263.4
  2002                     72.4           70.1          68.0              210.5               --                --

Net sales of merchandising displays and corrugated packaging before intersegment eliminations for the quarter ended June 30, 2002 increased 3.3% to $68.0 million from $65.8 million for the quarter ended June 30, 2001. Net sales within this segment before intersegment eliminations for the nine months ended June 30, 2002 increased 11.1% to $210.5 million from $189.4 million for the nine months ended June 30, 2001. The increase was attributable to higher volumes in our display business, including the benefit of two major product launches on behalf of major national consumer products companies during the first quarter of fiscal 2002. These results were offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

Net Sales  (Aggregate) - Paperboard Segment

                          First          Second        Third        Nine Months           Fourth            Fiscal
  (In Millions)         Quarter         Quarter      Quarter         Ended 6/30          Quarter              Year
  -------------         -------         -------      -------        -----------          -------            ------
  2001                   $131.5          $133.1       $130.5             $395.1           $129.4            $524.5
  2002                    125.1           123.7        129.1              377.9               --                --

Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 2002 decreased 1.1% to $129.1 million from $130.5 million for the quarter ended June 30, 2001. The decrease for the three months ended June 30, 2002 was attributable to lower sales of laminated paperboard products and specialty paperboard partially offset by increased sales in our recycled fiber business due to increased demand and higher selling prices for recycled fiber in the third quarter of fiscal 2002. Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 2002 decreased 4.4% to $377.9 million from $395.1 million for the nine months ended June 30, 2001. The decrease for the nine months ended June 30, 2002 was primarily due to a decrease in demand for our products by customers in the book and ready to assemble furniture industries, which adversely affected volumes of laminated paperboard products and specialty paperboard. Reduced sales volumes at our RTS packaging division also contributed to the decline in sales in our specialty paperboard division.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2002 was $280.4 million compared to $280.5 million for the quarter ended June 30, 2001. Cost of goods sold as a percentage of net sales was 78.5% and 78.6% for the quarters ended June 30, 2002 and June 30, 2001, respectively. Cost of goods sold for the nine months ended June 30, 2002 decreased 2.8% to $829.5 million from $853.1 million for the nine months ended June 30, 2001. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 2002 decreased to 78.6% from 79.8% for the nine months ended June 30, 2001. The decrease in cost of goods sold as a percentage of net sales resulted primarily from lower natural gas prices compared to the prior year.

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

                                     Three months ended June 30,                      Nine months ended June 30,
                                    2002                     2001                     2002                    2001
                           ---------------------     -------------------      -------------------     --------------------
  (In Millions)               LIFO          FIFO        LIFO        FIFO         LIFO        FIFO        LIFO         FIFO
  -------------            -------       -------     -------     -------      -------     -------     -------      -------
  Cost of goods sold       $ 280.4       $ 280.7     $ 280.5     $ 281.8      $ 829.5     $ 831.1     $ 853.1      $ 854.6
  Net income                   5.5           5.3         9.1         8.3         23.4        22.4        21.2         20.3

Gross Profit

                            First            Second           Third        Nine Months          Fourth           Fiscal
  (% of Net Sales)        Quarter           Quarter         Quarter         Ended 6/30         Quarter             Year
  ----------------        -------           -------         -------         ----------         -------           ------
  2001                      19.1%            20.1%            21.4%              20.2%           21.6%            20.6%
  2002                      22.0%            20.8%            21.5%              21.4%             --               --


Gross profit for the quarter ended June 30, 2002 was $76.7 million compared to $76.6 million for the quarter ended June 30, 2001. Gross profit as a percentage of net sales was 21.5% and 21.4% for the quarters ended June 30, 2002 and 2001, respectively. Gross profit for the nine months ended June 30, 2002 increased 4.6% to $226.4 million from $216.5 million for the nine months ended June 30, 2001. Gross profit as a percentage of net sales was 21.4% and 20.2% for the nine months ended June 30, 2002 and 2001, respectively. See "Cost of Goods Sold."

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2002 increased 11.4% to $50.9 million from $45.7 million for the quarter ended June 30, 2001. Selling, general and administrative expenses for the nine months ended June 30, 2002 increased 9.7% to $146.5 million from $133.5 million for the nine months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales was 14.2% and 12.8% for the quarters ended June 30, 2002 and June 30, 2001, respectively. Selling, general and administrative expenses as a percentage of net sales was 13.9% and 12.5% for the nine months ended June 30, 2002 and 2001, respectively. The increase in these expenses as a percentage of net sales resulted primarily from $1.8 million of expenses incurred during the nine months ended June 30, 2002 in connection with our Six Sigma quality and process improvement program instituted in October 2001, and from higher compensation expense associated with incentive compensation, higher health and property insurance costs and growth initiatives at our merchandising displays business.

Acquisitions

In March 2002, we acquired substantially all of the assets of Athena Industries, Inc., a designer and manufacturer of custom and stock point-of-purchase displays and fixtures with expertise in wire and metal fabrication. Athena Industries operates display manufacturing and assembly facilities in Burr Ridge, Illinois.

In November 2001, we acquired certain assets of Advertising Display Company, Inc., a producer of temporary and permanent point-of-purchase displays, including its display operations in Memphis, Tennessee.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," these acquisitions are being accounted for under the purchase method of accounting, which requires that we record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts being recorded as goodwill. Total cash consideration paid was $22.9 million. Additional contingent cash consideration of up to an aggregate of $1.25 million may be paid based on the achievement of gross profit goals through calendar year 2003. Final adjustments to the purchase price will be made based on finalization of the amount of working capital acquired. Estimated goodwill of approximately $10.5 million was recorded in connection with the acquisitions. The pro forma impact of the acquisitions is not material to the interim operating results for the period ending June 30, 2002.

Plant Closings and Impairment Costs

During the third quarter of fiscal 2002, we announced the closing of our Vineland, New Jersey laminated paperboard products operations and the consolidation of this facility into other laminated paperboard plants. This closing resulted in the termination of approximately 110 employees. We recorded an after-tax charge of approximately $4.7 million, consisting primarily of equipment write-downs, severance, machinery relocation, and other one-time costs. As of June 30, 2002, the Company had a remaining liability of approximately $1.5 million. After giving effect to the sale of the Vineland real estate for its estimated market value, we expect that the net sales proceeds after cash closing costs will be approximately $1.2 million.

During the third quarter of fiscal 2002, we decided to permanently shut down the No. 1 paper machine at our Lynchburg, Virginia mill, which was previously idled in December 2000 to help increase operating rates at our other specialty paperboard mills. As a result, we incurred an after-tax charge of $1.2 million during the three months ended June 30, 2002.

During fiscal 2001, we closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, we made severance and other payments of $0.1 million and $1.3 million for the three and nine months ended June 30, 2002, respectively. We had a remaining liability of approximately $0.2 million at June 30, 2002. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia, and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we made severance and other payments of $0.3 million and $0.6 million for the three and nine months ended June 30, 2002, respectively. We had a nominal remaining liability at June 30, 2002. We have consolidated the operations of these closed plants into other existing facilities.

Segment Operating Income.

Operating Income - Packaging Products Segment

                                                                                     Net Sales       Operating        Return
(In Millions, except Percentages)                                                   (Aggregate)        Income        on Sales
---------------------------------                                                   -----------      ---------       --------
First Quarter                                                                          $195.6          $ 10.8           5.5%
Second Quarter                                                                          206.9            11.7           5.7
Third Quarter                                                                           198.6            12.8           6.4
                                                                                                       ------          ----
Nine Months Ended 6/30                                                                  601.1            35.3           5.9
Fourth Quarter                                                                          205.0            12.8           6.2
                                                                                       ------          ------          ----
Fiscal 2001                                                                            $806.1          $ 48.1           6.0%
                                                                                       ------          ------          ----

FIRST QUARTER                                                                          $194.5          $ 11.5
                                                                                                                        5.9%
SECOND QUARTER                                                                          192.0            12.9           6.7
THIRD QUARTER                                                                           199.7            14.6           7.3
                                                                                                       ------          ----
NINE MONTHS ENDED 6/30                                                                  586.2            39.0           6.7
FOURTH QUARTER                                                                             --              --            --
                                                                                       ------          ------          ----
FISCAL 2002                                                                                --              --            --
                                                                                       ------          ------          ----

Operating income attributable to the packaging products segment for the quarter ended June 30, 2002 increased 14.1% to $14.6 million from $12.8 million for the quarter ended June 30, 2001. Operating income attributable to the packaging products segment for the nine months ended June 30, 2002 increased 10.5% to $39.0 million from $35.3 million for the nine months ended June 30, 2001. Operating margin for the quarter ended June 30, 2002 was 7.3% compared to 6.4% for the quarter ended June 30, 2001. Operating margin for the nine months ended June 30, 2002 was 6.7% compared to 5.9% for the nine months ended June 30, 2001. The increase in operating margin was primarily the result of operating efficiencies in our folding carton and interior packaging businesses gained through plant consolidations in fiscal 2000 and 2001.

Operating Income - Merchandising Displays and Corrugated Packaging Segment

                                            Net Sales                      Operating                       Return
(In Millions, except Percentages)         (Aggregate)                         Income                     on Sales
---------------------------------         -----------                      ---------                     --------
First Quarter                                  $ 57.8                          $ 2.8                         4.8%
Second Quarter                                   65.8                            8.5                        12.9
Third Quarter                                    65.8                            8.3                        12.6
                                               ------                         ------                       -----
Nine Months Ended 6/30                          189.4                           19.6                        10.3
Fourth Quarter                                   74.0                           10.6                        14.3
                                               ------                         ------                       -----
Fiscal 2001                                    $263.4                         $ 30.2                        11.5%
                                               ------                         ------                       -----

FIRST QUARTER                                  $ 72.4                         $ 11.4                        15.7%
SECOND QUARTER                                   70.1                            7.8                        11.1
THIRD QUARTER                                    68.0                            4.6                         6.8
                                               ------                         ------                       -----
NINE MONTHS ENDED 6/30                          210.5                           23.8                        11.3
FOURTH QUARTER                                     --                             --                          --
                                               ------                         ------                       -----
FISCAL 2002                                        --                             --                          --
                                               ------                         ------                       -----

Operating income attributable to this segment for the quarter ended June 30, 2002 decreased 44.6% to $4.6 million from $8.3 million in the quarter ended June 30, 2001. Operating margin for the quarter ended June 30, 2002 decreased to 6.8% from 12.6% for the quarter ended June 30, 2001. The decrease in operating margin for the quarter resulted from weaker demand and lower prices in our corrugated packaging division due to generally weaker market conditions as well as the impact of increased costs associated with building the sales and operations infrastructure in our merchandising display business. Operating income attributable to this segment for the nine months ended June 30, 2002 was $23.8 million as compared to $19.6 million for the nine months ended June 30, 2001, an increase of 21.4%. Operating margin for the nine months ended June 30, 2002 increased to 11.3% from 10.3% for the nine months ended June 30, 2001. The increase in operating margin for the nine months ended June 30, 2002 is attributable to increased sales volumes in our merchandising display business due to higher demand and two new product launches during the first quarter of fiscal 2002, which offset weaker demand in our corrugated packaging division.

Operating Income - Paperboard Segment

                                                     Net Sales                  Operating
(In Millions, except Percentages)                  (Aggregate)                     Income         Return on Sales
---------------------------------                  -----------                  ---------         ---------------
First Quarter                                          $ 131.5                     $ 10.3                    7.8%
Second Quarter                                           133.1                       10.3                    7.7
Third Quarter                                            130.5                       10.5                    8.0
                                                       -------                     ------                   ----
Nine Months Ended 6/30                                   395.1                       31.1                    7.9
Fourth Quarter                                           129.4                       10.5                    8.1
                                                       -------                     ------                   ----
Fiscal 2001                                            $ 524.5                     $ 41.6                    7.9%
                                                       =======                     ======                   ====

FIRST QUARTER                                          $ 125.1                      $ 6.3                    5.0%
SECOND QUARTER                                           123.7                        6.3                    5.1
THIRD QUARTER                                            129.1                        9.1                    7.0
                                                       -------                     ------                   ----
NINE MONTHS ENDED 6/30                                   377.9                       21.7                    5.7
FOURTH QUARTER                                             ---                        ---                    ---
                                                       -------                     ------                   ----
FISCAL 2002                                                ---                        ---                    ---
                                                       =======                     ======                   ====

Operating income attributable to the paperboard segment for the quarter ended June 30, 2002 decreased 13.3% to $9.1 million from $10.5 million for the quarter ended June 30, 2001. Operating income attributable to the paperboard segment for the nine months ended June 30, 2002 decreased 30.2% to $21.7 million from $31.1 million for the nine months ended June 30, 2001. Operating margin for the quarter ended June 30, 2002 was 7.0% compared to 8.0% for the quarter ended June 30, 2001. Operating margin for the nine months ended June 30, 2002 was 5.7% compared to 7.9% for the nine months ended June 30, 2001. The decrease in operating margin resulted from weaker market conditions. Sales of laminated paperboard products declined due to a decrease in demand by customers in the book and ready to assemble furniture industries. The reduced sales volumes of laminated paperboard products reduced operating income in our specialty paperboard division, but was partially offset by improvements resulting from our gypsum linerboard joint venture. Operating income in our coated paperboard division for the nine months ended June 30, 2002 declined due to lower pricing and a longer and more costly than expected capital improvement shutdown of our Battle Creek mill. The decreases in operating margin of our mills were also attributable to rising fiber prices during the three months ended June 30, 2002 which were not passed through to customers and were partially offset by lower energy prices. Increasing prices and demand of recovered fiber increased the operating margin of our recycled fiber division, partially offsetting the declines in operating margin of the other divisions within the paperboard segment.

Our ability to fully pass through fiber price increases can be limited based on competitive market conditions for various products that we sell and by the actions of our competitors. In addition, most of our paperboard and paperboard-based converted products are sold pursuant to term contracts that provide that prices are either fixed for specified terms, or provide for price adjustments based on changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount or result in delays in our ability to recover announced price increases for paperboard. Effective for shipments on or after June 17, 2002 the paperboard group has started passing through fiber costs by increasing selling prices for all grades of paperboard.

The following table summarizes tonnage data, recovered paper costs and paperboard prices for fiscal 2001 and 2002:

                                                       Average   Corrugated                                  Weighted
                         Specialty         Coated     Recycled       Medium        Average        Total       Average
                              Tons           Tons   Paperboard         Tons     Corrugated         Tons         Price      Average
                        Shipped(a)        Shipped        Price      Shipped         Medium      Shipped           All    Recovered
                              (In             (In       (a)(b)          (In       Price(b)          (In       Tons(b)        Paper
                        Thousands)     Thousands)    (Per Ton)    Thousands)     (Per Ton)    Thousands)    (Per Ton)      Cost(b)
                        ----------     ----------   ----------   -----------    ----------    ----------    ---------    ---------
First Quarter                 97.9         118.8        $ 448          41.5        $ 378          258.2        $ 436        $  74
Second Quarter               102.7         119.6          445          39.8          365          262.1          433           68
Third Quarter                109.1         117.6          430          42.0          350          268.7          417           66
                                                                                   -----        -------        -----        -----
Nine Months
  Ended 6/30                 309.7         356.0          441         123.3          364          789.0          429           69
Fourth Quarter               104.7         126.0          428          45.9          349          276.6          414           67
                            ------        ------        -----        ------        -----        -------        -----        -----
Fiscal 2001                  414.4         482.0        $ 438         169.2        $ 360        1,065.6        $ 425        $  69
                            ------        ------        -----        ------        -----        -------        -----        -----

FIRST QUARTER                 98.5         125.4        $ 424          43.6        $ 342          267.5        $ 410        $  67
SECOND QUARTER               112.4         117.8          410          42.5          337          272.7          398           65
THIRD QUARTER                117.7         117.7          410          44.0          331          279.4          397           78
                            ------        ------        -----        ------        -----        -------        -----        -----
NINE MONTHS
  ENDED 6/30                 328.6         360.9          415         130.1          337          819.6          402           70
FOURTH QUARTER                  --            --           --            --           --             --           --           --
                            ------        ------        -----        ------        -----        -------        -----        -----
FISCAL 2002                     --            --           --            --           --             --           --           --
                            ------        ------        -----        ------        -----        -------        -----        -----

(a) Specialty Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills Paperboard, LLC, our joint venture with LaFarge Corporation.

(b) The method of computation for the Average Recycled Paperboard and Corrugated Medium Prices and the Weighted Average Recovered Paper Cost has been revised, and the amounts restated, for all periods shown, to better reflect their impact on our segment operating results. The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Interest Expense

Interest expense for the quarter ended June 30, 2002 decreased to $6.5 million from $8.1 million for the quarter ended June 30, 2001. Interest expense for the nine months ended June 30, 2002 decreased to $19.6 million from $27.5 million for the nine months ended June 30, 2001. The decrease in interest expense for the quarter and nine months ended June 30, 2002 was due to lower interest rates and a decrease in our average outstanding borrowings. For the three months ended June 30, 2002 and June 30, 2001, average interest rates were 5.4% and 6.2%, respectively, and the average outstanding borrowings were $485.7 million and $517.0 million, respectively. For the nine months ended June 30, 2002 and June 30, 2001, average interest rates were 5.4% and 7.0%, respectively, and the average outstanding borrowings were $480.9 million and $522.9 million, respectively.

Provision for Income Taxes

Income tax expense for the quarter ended June 30, 2002 was $3.3 million compared to income tax expense of $7.1 million for the quarter ended June 30, 2001. Provision for income taxes increased to $18.6 million for the nine months ended June 30, 2002 from $17.2 million for the nine months ended June 30, 2001. The Company's effective tax expense rate was 37.8% for the quarter ended June 30, 2002 compared to an effective tax expense rate of 43.8% for the quarter ended June 30, 2001. The Company's effective tax rate decreased to 38.8% for the nine months ended June 30, 2002 compared to 45.1% for the nine months ended June 30, 2001. In the prior year, differences between our effective tax rate and statutory rates related primarily to the amortization of goodwill, which is not deductible for income tax purposes.

Net Income and Earnings Per Common and Common Equivalent Share

Net income for the quarter ended June 30, 2002 was $5.5 million compared to $9.1 million for the quarter ended June 30, 2001. Net income for the nine months ended June 30, 2002 and 2001 was $23.4 million and $21.2 million, respectively. Net income as a percentage of net sales was 1.5% and 2.6% for the quarters ended June 30, 2002 and 2001, respectively. Net income as a percentage of net sales was 2.2% and 2.0% for the nine months ended June 30, 2002 and 2001, respectively. Earnings per common and common equivalent share for the quarter ended June 30, 2002 were $0.16 compared to $0.27 for the same period last year. Earnings per common and common equivalent share for the nine months ended June 30, 2002 and 2001 were $0.68 and $0.64, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Capital Expenditures

We have funded our working capital requirements and capital expenditures, including acquisitions, from net cash provided by operating activities, borrowings under term notes, a receivables-backed financing facility, and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $300 million. At June 30, 2002, we had $3.7 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $4.3 million at June 30, 2002, decreased from $5.2 million at September 30, 2001.

Net cash provided by operating activities was $80.1 million for the nine months ended June 30, 2002 and $92.0 million for the nine months ended June 30, 2001. The decrease was primarily a result of an increase in inventories and decreases in accounts payable and accrued liabilities balances. Net cash used for investing activities was $68.2 million for the nine months ended June 30, 2002 compared to $58.4 million for the nine months ended June 30, 2001 and consisted primarily of capital expenditures for the nine months ended June 30, 2002 and June 30, 2001 as well as the purchase of two businesses offset by proceeds from the sale of real property in Chicago, Illinois and Madison, Wisconsin and the sale of certain assets of our Des Moines, Iowa recycled fiber collection facility during the nine months ended June 30, 2002. Net cash used for financing activities aggregated $13.8 million for the nine months ended June 30, 2002 and consisted primarily of net repayments of debt and dividend payments offset by issuance of common stock. Net cash used for financing activities aggregated $36.3 million for the nine months ended June 30, 2001 and consisted primarily of net repayments of borrowings, net purchases of common stock and dividend payments.

Capital expenditures during the nine months ended June 30, 2002 aggregated $53.5 million. We estimate that our capital expenditures will aggregate approximately $72 to $75 million for fiscal 2002. These expenditures will be used to purchase and upgrade machinery and operating equipment and for building expansions and improvements. We currently estimate that our capital expenditures will aggregate approximately $55 to $60 million in fiscal 2003. We continually review our needs and opportunities for capital expenditures to increase our efficiency and increase our sales. It is possible that we may change our capital expenditures plans and that actual capital expenditures may vary materially from this amount.

We anticipate that we will be able to fund our capital expenditures, acquisitions, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Derivative Instruments

We enter into a variety of derivative transactions. We use interest rate cap agreements and interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. We use forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs.

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Derivatives are included in other long-term liabilities and other assets on the balance sheet.

In August 2002, we realized $12.4 million cash proceeds by terminating the interest rate swaps that were designated as fair value hedges of our fixed rate debt and entering into comparable, replacement interest rate swaps at then-current market levels. No material impact on net income or change in interest rate risk is expected from these transactions relative to our position prior to entering into these transactions.

NEW ACCOUNTING STANDARDS

On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. We are required to complete the final step of the transitional impairment test by the end of the fiscal year. We completed the final step as of June 30, 2002, and determined that $8.2 million of the $12.6 million total goodwill associated with our Laminated Paperboard Products division was impaired. An after-tax charge of $5.8 million has been recognized as a cumulative effect of a change in accounting principle as of the first quarter of fiscal 2002.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 17, 2002, various executive officers and members of the Company's Board of Directors delivered a notice to the Company of their election to convert the shares of Class B Common Stock owned by them into shares of Class A Common Stock pursuant to the Company's Restated and Amended Articles of Incorporation ("Articles of Incorporation"). Because the shares of Class B Common Stock outstanding following such conversion represented less than 15% of the total outstanding shares of the Company's common stock, pursuant to the Articles of Incorporation, the remaining shares of Class B Common Stock were subject to automatic conversion into shares of Class A Common Stock. On June 30, 2002, each of the Company's 9,634,899 shares of issued and outstanding shares of Class B Common Stock, par value $0.01 per share, were automatically converted into one share of Class A Common Stock, par value $0.01 per share, thus eliminating all Class B Common Stock. The Company did not receive any compensation as a result of the conversion. The Company's Articles of Incorporation do not authorize any further issuance of shares of Class B Common Stock.

The conversion of the shares of Class B Common Stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided by Section 3(a)(9) of the Securities Act because the shares were exchanged by the Company with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

                  3.1         --    Restated and Amended Articles of Incorporation of the Registrant
                                    (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
                                    Statement on Form S-1, File No. 33-73312).

                  3.2         --    Articles of Amendment to the Registrant's Restated and Amended Articles of
                                    Incorporation (incorporated by reference to Exhibit 3.2 of the
                                    Registrant's Annual Report on Form 10-K for the year ended September 30,
                                    2000).

                  3.3         --    Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the
                                    Registrant's Registration Statement on Form S-1, File No. 33-73312).

                  4.1         --    The rights of the Registrant's equity security holders are defined in
                                    Article II of the Restated and Amended Articles of Incorporation of the
                                    Registrant and Article II of the Articles of Amendment to the Registrant's
                                    Restated and Amended Articles of Incorporation.  See Exhibits 3.1 and 3.2.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ROCK-TENN COMPANY
                                                    (Registrant)



Date:   August 14, 2002                By:      /s/ STEVEN C. VOORHEES
     -----------------------              -------------------------------------
                                          Steven C. Voorhees
                                            Executive Vice-President and
                                            Chief Financial Officer
                                            (Principal Financial Officer,
                                              Principal Accounting Officer and
                                              duly authorized officer)

                                ROCK-TENN COMPANY

                                INDEX TO EXHIBITS

                                                                                                        Page No.
                                                                                                        --------
Exhibit 3.1            Restated and Amended Articles of Incorporation of the
                       Registrant (incorporated by reference to Exhibit 3.1 to
                       the Registrant's Registration Statement on Form S-1, File
                       No 33-73312)

Exhibit 3.2            Articles of Amendment to the Registrant's Restated and Amended
                       Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended
                       September 30, 2000)

Exhibit 3.3 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-73312)

Exhibit 4.1 The rights of the Registrant's equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and
                       Article II of the Articles of Amendment to the Registrant's Restated and Amended Articles of
                       Incorporation. See Exhibits 3.1 and 3.2