Form 10-K
period 2002-09-30
ROCK TENN CO
filed 2002-12-17
CIK 230498

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23340

ROCK-TENN COMPANY

(Exact name of registrant as specified in its charter)

Georgia	62-0342590
(state or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

504 Thrasher Street, Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

Registrant’s telephone number, including area code: (770) 448-2193

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

      The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $523 million.

      As of December 5, 2002, the registrant had 34,334,927 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2003 are incorporated by reference in Parts III and IV.

ROCK-TENN COMPANY

PART I

Item 1.     BUSINESS

      Unless the context otherwise requires, “we”, “us”, “our” or “Rock-Tenn” refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as RTS, and Seven Hills Paperboard, LLC, which we refer to as Seven Hills. We own 65% of RTS and conduct our interior packaging products business through RTS. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner.

General

      We are a manufacturer of packaging, merchandising displays and 100% recycled clay-coated and specialty paperboard and corrugating medium. Our packaging operations manufacture folding cartons, solid fiber interior packaging, corrugated packaging and corrugated sheet stock, plastic packaging and extruded plastic roll stock. We also produce laminated paperboard products as well as collect and sell recycled fiber. We operate 65 converting operations, 12 paperboard mills and one distribution facility. These facilities are located in 24 states, Canada, Mexico and Chile.

Products

      We report our results of operations in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. For financial information relating to our segments, please see Item 8, “Financial Statements and Supplementary Data.” For financial information related to our non-U.S. operations, see Note 11, “Segment Information” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Packaging Products

      In our packaging segment, we manufacture three lines of packaging products: folding cartons, solid fiber interior packaging, and plastic packaging.

      Folding Cartons. We believe that we are the fifth largest producer of folding cartons in North America. Customers use our folding cartons to package frozen, dry and perishable food items, paper goods and hardware, textile, automotive, apparel and other products. We also manufacture express envelopes for the overnight courier industry. Folding cartons typically serve the dual function of protecting customers’ products during shipment and distribution and promoting them at retail. We manufacture folding cartons from recycled or virgin paperboard, which we print, coat, die-cut and glue in accordance with customer specifications. We then ship finished cartons to customers’ plants for assembling, filling and sealing. By employing a broad range of offset, flexographic and gravure printing technologies, we are able to meet a broad range of folding carton applications. We support our customers in creating new packaging solutions through our product development, graphic design and packaging systems service groups. We operate 16 folding carton plants and one distribution facility. Sales of folding cartons to unaffiliated customers accounted for 41.5%, 41.6% and 40.5% of our net sales in fiscal 2002, 2001 and 2000, respectively.

      Interior Packaging Products. We believe that we are the largest manufacturer of solid fiber partitions in North America. We market our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, cosmetics and pharmaceuticals. We also manufacture specialty packaging for specific fruit and vegetable markets and sheeted separation products for various industries. We manufacture solid fiber interior packaging primarily from 100% recycled specialty paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed casing, uncasing and filling lines. We focus on developing high quality, value-added interior packaging products for specific applications to meet customers’ packaging needs. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production which allows for rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. We operate 11 solid fiber interior packaging plants. Sales of solid fiber interior packaging products to unaffiliated customers accounted for 8.6%, 8.8% and 9.3% of our net sales in fiscal 2002, 2001 and 2000, respectively.

      Plastic Packaging Products. We manufacture custom thermoformed plastic packaging for sale to the food, food service and consumer products markets and our Durafresh® line of rigid plastic trays for sale to meat processors for use in the case-ready meat industry. We use radiant heat thermoforming equipment to manufacture thermoformed products from plastic roll stock in a wide range of thicknesses, enabling us to serve a range of product applications. We also manufacture extruded plastic roll stock in a variety of resins and in many colors for internal use and for sale to other thermoformers. We use virgin and recycled plastic resin purchased from third parties in the extrusion process, including high impact polystyrene, high-density polyethylene, polypropylene, polyethylene terephthalate (PET) and K resin blends. We support the packaging needs of our customers through our product design and field technical services groups. We operate two plastic packaging plants. Sales of plastic packaging products to unaffiliated customers accounted for 4.7%, 5.3% and 4.3% of our net sales in fiscal 2002, 2001 and 2000, respectively.

Merchandising Displays and Corrugated Packaging

      In our merchandising displays and corrugated packaging segment, we manufacture three lines of products: temporary and permanent point-of-purchase displays, corrugated packaging, and corrugated sheet stock.

      Merchandising Displays. We believe we are the largest manufacturer of temporary promotional point-of-purchase displays in North America. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These high impact displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pack permanent displays to the same categories of customers. Temporary displays are constructed primarily from corrugated paperboard and generally are not restocked with products. Permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We also provide contract packing services such as multi-product promotional packing including “buy one, get one free” and complementary or free product promotions. In March 2002, we acquired Athena Industries, Inc., a manufacturer of permanent point-of-purchase displays made primarily from metal wire. We also manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. We operate two facilities that manufacture displays, one of which also manufactures lithographic laminated packaging, and one facility that manufactures primarily lithographic laminated packaging. We also operate twelve contract packing facilities, three of which are co-locations shared with one of our customers or a third party service provider to one of our customers. We also have ten display sales and design centers. Sales of our merchandising displays and lithographic laminated packaging to unaffiliated customers accounted for 15.2%, 12.6% and 10.5% of our net sales in fiscal 2002, 2001 and 2000, respectively.

      Corrugated Packaging. We manufacture corrugated packaging for sale to the industrial products and consumer products markets and corrugated sheet stock for sale to corrugated box manufacturers. These products are manufactured in a range of flute configurations and our packaging includes a wide array of structural designs. We market corrugated packages and corrugated sheet stock products primarily in the Southeastern U.S. To make corrugated sheet stock, we simultaneously feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We assist our customers in developing solutions through our structural design and engineering services groups. We operate one corrugator, three sheet plants and one fulfillment center. Sales of our corrugated packaging products to unaffiliated customers accounted for 4.6%, 5.3% and 5.5% of our net sales in fiscal 2002, 2001 and 2000, respectively.

Paperboard

      In our paperboard segment, we collect recovered paper and produce four paperboard products: 100% recycled clay-coated paperboard, 100% recycled specialty paperboard, including gypsum paperboard liner, 100% recycled corrugating medium, and laminated paperboard products.

      Clay-Coated and Specialty Paperboard, Corrugating Medium and Gypsum Paperboard Liner. We believe we are the second largest U.S. manufacturer of 100% recycled paperboard (excluding linerboard, medium and gypsum paperboard liner). We market our recycled clay-coated and specialty paperboard to manufacturers of folding cartons, solid fiber interior packaging, book cover and laminated paperboard furniture components, tube and core products, set-up boxes and other paperboard products. We also manufacture recycled corrugating medium, which we market to corrugated sheet manufacturers. Through our Seven Hills joint venture, we manufacture gypsum paperboard liner for sale to Lafarge Corporation, our joint venture partner. We operate 12 paperboard mills. Sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 15.3%, 16.3% and 17.3% of our net sales in fiscal 2002, 2001 and 2000, respectively.

      Laminated Paperboard Products. We believe we are the largest U.S. producer of laminated paperboard products for the furniture market and the second largest U.S. manufacturer of laminated paperboard products for the book cover market. We convert specialty paperboard into laminated paperboard products for use in book covers and binders, furniture, automotive components, fiber drums and other industrial products. We operate five laminated paperboard products plants. Sales of laminated paperboard products to unaffiliated customers accounted for 7.3%, 7.8% and 9.3% of our net sales in fiscal 2002, 2001 and 2000, respectively.

      Recycled Fiber. We operate 12 paper recovery facilities that collect paper from a number of sources including factories, commercial printers, office buildings, retail stores and paper converters as well as from other wastepaper collectors. After sorting and baling, we transfer collected paper to our paperboard mills for processing or sell it principally to other U.S. manufacturers that use recycled fiber as their primary raw material. These customers include, among others, manufacturers of paperboard, tissue, newsprint, roofing products and insulation. Several of our paper recovery facilities are located near our paperboard mills. This helps minimize freight costs and provides an additional source of supply of recovered paper for our operations, which is the principal raw material used to produce recycled paperboard. We also operate a marketing and brokerage group that serves large regional and national accounts. Sales of recovered paper to unaffiliated customers accounted for 2.8%, 2.3% and 3.3% of our net sales in fiscal 2002, 2001 and 2000, respectively.

Raw Materials

      The primary raw material used by our paperboard operations is recycled fiber, including primarily old corrugated containers, office paper, box clippings, newspaper, and print shop scraps. During fiscal 2002, recycled fiber prices fluctuated significantly. The average cost of recycled fiber used by our paperboard mills during fiscal 2002 was $80 per ton, compared to $69 per ton during fiscal 2001. There can be no assurance that we will be able to recoup any future increases in the cost of recycled fiber through price increases for our products.

      The primary raw material used by our converting operations, other than our plastic packaging operations, is recycled and virgin paperboard. There are a limited number of suppliers of virgin paperboard and, in the case of one of the primary grades of virgin paperboard used by our folding carton operations, there are only two suppliers. While management believes that it would be able to obtain adequate replacement supplies in the market should any of our current vendors discontinue supplying us virgin paperboard, the failure to obtain such supplies or the failure to obtain such supplies at market prices could have an adverse effect on our results of operations. We supply substantially all of our internal needs for recycled paperboard. Because there are other suppliers that produce the necessary grades of recycled paperboard used in these converting operations, management believes that it would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled paperboard through internal production. In the event that the cost of paperboard used in our converting operations increases, there can be no assurance that we will be able to recoup any such cost increases through price increases of our products.

      The primary raw materials used by our plastic packaging operations are virgin and recycled plastic resins, including high impact polystyrene, high-density polyethylene, polypropylene, polyethylene terephthalate (PET) and K resin blends. Approximately 75% of the resins we use are purchased pursuant to long-term contractual arrangements. Because a significant number of reliable suppliers produce the plastic resins used in our plastic packaging operations, management believes that it would be able to obtain adequate replacement supplies of these resins in the event that any of our current vendors discontinue supplying us. In the event that the cost of plastic resins increases, there can be no assurance that we will be able to recoup any such cost increases through price increases for our products.

Energy

      Excluding raw materials and labor, energy is one of our most significant manufacturing costs, particularly in our paperboard operations. We use energy, including natural gas, electricity, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and converting equipment. We generally purchase energy from local suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas. We have entered into a long-term supply contract pursuant to which we purchase steam for our St. Paul mills. Because a significant number of reliable suppliers produce the various sources of energy used in our operations, management believes that it would be able to obtain adequate replacement supplies should any of our current vendors discontinue supplying us. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, has fluctuated significantly. There can be no assurance that we will be able to recoup any future increases in the cost of natural gas or other energy through price increases for our products.

Sales and Marketing

      Our top ten external customers represented approximately 28% of consolidated net sales in fiscal 2002, none of which accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. Some of our products are marketed to key customers. The loss of any key customer could have a material adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have good relationships with our key customers. In fiscal 2002, we sold:

•	packaging products to approximately 2,900 customers, the top ten of which represented approximately 32% of our external sales of the packaging products segment;

•	merchandising display products and corrugated packaging products to approximately 350 and 800 customers, respectively, the top ten of which represented approximately 57% of our external sales of the merchandising display and corrugated packaging segment; and

•	recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,000 customers, the top ten of which represented approximately 49% of our external sales of the paperboard segment.

      Each of our product lines, other than our gypsum paperboard liner, is marketed through its own sales force. Each sales force maintains direct sales relationships with our customers. We also market a number of our product lines, including folding cartons, plastic packaging, interior packaging and book covers, through independent sales representatives and independent distributors. Sales personnel are supervised by regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. We pay our paperboard and laminated paperboard products sales personnel a base salary, and we generally pay our packaging products and merchandising displays and corrugated packaging sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. Under the terms of our Seven Hills joint venture arrangement, Lafarge Corporation is required to purchase all of the gypsum paperboard liner produced by Seven Hills.

Competition

      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, thermoformed plastic packaging and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our coated paperboard and specialty paperboard operations compete with integrated and non-integrated national and regional companies manufacturing various grades of recycled and recycled content paperboard. Our paperboard also competes with virgin paperboard. Our recycled fiber operations compete with national, regional and local companies.

      Due to the highly competitive nature of all of our businesses, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. Approximately 30% of our paperboard segment sales are to internal customers, predominantly in our packaging products segment. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

      The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

      The packaging products and recycled paperboard industries have undergone significant consolidation in recent years. We believe that current trends within these industries are likely to result in further consolidation. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of the customers’ packaging needs. In addition, during recent years, purchasers of recycled paperboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, favor our products depending on our competitive position in specific product lines.

      Packaging manufactured from paperboard competes with plastic and corrugated packaging, as well as packaging manufactured from other materials. Customer shifts away from paperboard packaging to packaging from such other substrates could adversely affect our results of operations.

Governmental Regulation

Health and Safety Regulations

      Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act and regulations promulgated thereunder. This Act, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the work place. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present we have properly contained this asbestos or we have conducted training of our employees to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

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

      Excluding costs related to wastewater treatment system improvements at a paperboard mill in Otsego, Michigan discussed in the next paragraph, we estimate that we will spend up to $1.0 million for capital expenditures during fiscal year 2003 in connection with matters relating to environmental compliance. We also may be required to upgrade certain waste water treatment equipment at one of our facilities during the next twelve months at a cost ranging from approximately $100,000 to $400,000. In addition, we may need to modify or replace the coal-fired boilers at two of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements could cost from $4.0 million to $6.0 million. If required, we anticipate those costs to be incurred within the next three years.

      On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality, which we refer to as MDEQ, in which the MDEQ alleged that we were in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility’s wastewater discharge permit at one of our Michigan facilities. The letter alleged that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that we are liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River site. The letter requested that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have entered into an administrative consent order pursuant to which improvements are being made to the facility’s wastewater treatment system and we have paid a $75,000 settlement amount. We have also agreed to pay in three equal installments an additional amount of $30,000 for past and future oversight costs incurred by the State of Michigan. The first two installments have been made, with the last installment to be made during fiscal year 2003. The cost of making upgrades to the wastewater treatment systems is estimated to be up to $3.1 million, of which we have incurred $1.0 million as of September 30, 2002. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on our part. The order was completed during the first quarter of fiscal 2002. To date, the MDEQ has not made any other demand regarding our alleged liability for contamination at the Kalamazoo River site.

      We have been identified as a potentially responsible party, which we refer to as a PRP, at ten active “superfund” sites pursuant to CERCLA or comparable state statutes. No remediation costs or allocations have been determined with respect to such sites other than costs that were not material to us. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we believe that any liability we may have at any site will not have a material adverse effect on our results of operations, financial condition or cash flows.

Patents and Other Intellectual Property

      We hold a substantial number of patents and pending patent applications in the United States and in certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our various operations, as well as certain process and methods patent applications relating to our paperboard operations. Certain of our patents and other intellectual property are supported by trademarks such as Durafresh®, MillMask®, Millennium®, AdvantaEdge®, WineGuard® and ProduSaver™. Our patents and other intellectual property, particularly our patents relating to our plastic packaging and folding carton operations, are important to our operations as a whole.

      We have filed suit against four parties seeking to enjoin them from infringing our U.S. patent number 6,430,467 relating to our Durafresh® tray technology and to recover damages suffered by us as a result of such infringements. Another party has filed suit against us seeking to invalidate such patent. We are in the early stages of these lawsuits and no assurances can be made that we will be able to successfully enforce our patent. We have additional patents pending with respect to our Durafresh® tray technology.

Employees

      At November 25, 2002, we had 8,418 employees. Of these employees, 6,520 were hourly and 1,898 were salaried. Approximately 2,900 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years, and management believes that our relations with our employees are good.

Available Information

      Our Internet address is www.rocktenn.com. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website.

Forward-looking Information and Risk Factors

      We, or our executive officers and directors on our behalf, may from time to time make “forward looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward looking statements could involve, among other things, statements regarding the Company’s intent, belief or expectation with respect to:

•	our results of operations and financial condition,

•	the consummation of acquisitions and financial transactions and their effect on our business, and

•	our plans and objectives for future operations and expansion.

      Any forward looking statements would be subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward looking statements. Any forward looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally and could be affected by changes in management’s plans, such as delays or changes in anticipated capital expenditures or changes in our operations. These assumptions would be based on facts and conditions as they exist at the time the forward looking statements are made as well as predictions as to future facts and conditions. These future facts and conditions may be difficult for us to predict accurately and may involve the assessment of events beyond our control. We, or our executive officers and directors, have no duty under the Securities Exchange Act of 1934 to update any forward-looking statement. Further, our business is subject to a number of risks that would affect any such forward looking statements. These risks include, among other things, the following:

• We May Face Increased Costs and Reduced Supply of Raw Materials

      Historically, the cost of recovered paper, virgin paperboard and plastic resins, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by virgin paperboard, tissue, newsprint and corrugated packaging manufacturers to the production of products with some recycled paper content may increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy has also fluctuated significantly. There can be no assurance that we will be able to recoup any future increases in the cost of recovered paper or other raw materials or of natural gas or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard and plastic resins, or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

• We May Experience Pricing Variability

      The paperboard and converted products industries historically have experienced significant fluctuations in selling prices. Our inability to maintain the selling prices of products within these industries during periods of weak economic conditions may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty market conditions or the selling prices for our products.

• Our Earnings are Highly Dependent on Volumes

      Our operations generally have high fixed operating cost components and therefore our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our results with any degree of certainty.

• We Face Intense Competition

      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, thermoformed plastic packaging and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our coated paperboard and specialty paperboard operations compete with integrated and non-integrated national and regional companies manufacturing various grades of recycled and recycled content paperboard. Our paperboard also competes with virgin paperboard. Our recycled fiber operations compete with national, regional and local companies.

      The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

      The packaging products and recycled paperboard industries have undergone significant consolidation in recent years. We believe that current trends within these industries will result in further consolidation. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of the customers’ packaging needs. In addition, during recent years, purchasers of recycled paperboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, favor our products depending on our competitive position in specific product lines.

• We May be Unable to Complete and Finance Acquisitions

      We have completed several acquisitions during the past five fiscal years and may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results. This is particularly true in the fiscal quarters immediately following the completion of such acquisitions while the operations of the acquired business are being integrated into our operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that expected benefits of such capital expenditures may not be realized.

• We are Subject to Extensive Environmental and Governmental Regulation

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or comparable state statutes. There can be no assurance that any liability we may incur in connection with these superfund sites will not be material to our results of operations, financial condition or cash flows.

• We Have Been Dependent on Certain Customers

      Each of our divisions has certain key customers, the loss of which could have a material adverse effect on the division’s sales and, depending on the significance of the division to our operations, our results of operations, financial condition or cash flows.

Non-audit Services by Independent Auditors

      During the fourth quarter of fiscal 2002, the audit committee of our board of directors authorized Ernst & Young LLP, our independent auditors, to perform the following non-audit services, provided that the total cost of such services does not exceed $50,000 without the prior approval of the audit committee:

•	a review of our corporate tax return for the fiscal year ended September 30, 2002, and

•	to provide general accounting advice relating to accounting issues.

Item 2.     PROPERTIES

      The following table shows information about our paperboard mills:

	Fiscal 2002
	Production
	Capacity
Location of Mill	(in tons)	Paperboard Produced

St. Paul, MN	185,000	Recycled corrugating medium
St. Paul, MN	162,000	Clay-coated recycled paperboard
Battle Creek, MI	141,000	Clay-coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	105,000	Clay-coated recycled paperboard
Dallas, TX	94,000	Clay-coated recycled paperboard
Stroudsburg, PA	52,000	Clay-coated recycled paperboard
Chattanooga, TN	130,000	Specialty recycled paperboard
Otsego, MI	95,000	Specialty recycled paperboard
Lynchburg, VA	76,500 *	Specialty recycled paperboard
Eaton, IN	59,000	Specialty recycled paperboard
Cincinnati, OH	51,000	Specialty recycled paperboard
Aurora, IL	32,000	Specialty recycled paperboard

*	Reflects the production capacity of one of our two paperboard machines that has been converted to manufacture gypsum paperboard liner and is owned by Seven Hills Paperboard, LLC, an entity in which we own 49% of the equity. During fiscal 2002, we permanently shut down a second paperboard machine at our Lynchburg, Virginia paperboard mill and a specialty paperboard machine at our Dallas, Texas paperboard mill.

      In addition to our paperboard mills set forth above, we also operate 65 converting operations and one distribution facility that are located in 24 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada, Mexico and Chile. Of our converting facilities and mills, we own 63 and lease 14. Our principal executive offices, which we own, are located in Norcross, Georgia. We believe that our existing production capacity is adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

      The following is a list of our significant facilities other than our paperboard mills:

	Number of
Type of Facility	Facilities	Locations

PACKAGING PRODUCTS

Folding Carton Operations
Manufacturing Facilities(1)	16	Eutaw, AL
		Conway, AR
		Harrison, AR
		Warwick, QU (Canada)
		Stone Mountain, GA
		Clinton, IA
		Chicopee, MA
		Baltimore, MD
		St. Paul, MN
		Marshville, NC
		Kimball, TN (Sequatchie Valley Plant)
		Knoxville, TN
		Lebanon, TN
		Greenville, TX
		Waxahachie, TX
		Milwaukee, WI
Technical Center	1	St. Paul, MN

Interior Packaging Operations
Manufacturing Facilities	11	Merced, CA
		Orange, CA
		San Bernardo, Santiago, Chile
		Hartwell, GA
		Hillside, IL
		Scarborough, ME
		Atizapan, Mexico
		Villa de Garcia, N.L., Mexico
		Charleroi, PA
		Dallas, TX
		Tukwila, WA
Engineering Services	1	Tucker, GA

Plastic Packaging Operations
Manufacturing Facilities	2	Conyers, GA
		Franklin Park, IL (Chicago Plant)
MERCHANDISING DISPLAYS AND CORRUGATED PACKAGING

Merchandising Displays Operations
Manufacturing Facilities	3	Burr Ridge, IL
		Winston-Salem, NC
		Tullahoma, TN

(1)	Our El Paso, TX manufacturing facility closed in December 2002.

Contract Packing Facilities	12	Dekalb, IL
		Woodridge, IL
		Mundelein, IL
		Hunt Valley, MD
		Olive Branch, MS
		Morristown, NJ
		Pennsauken, NJ
		Winston-Salem, NC
		West Chester, OH
		Mechanicsburg, PA
		Memphis, TN
		Martinsville, VA
Sales and Design Centers	10	Bethel, CT
		Long Beach, CA
		Hershey, PA
		Cincinnati, OH
		Hunt Valley, MD
		Totowa, NJ
		Pennsauken, NJ
		Winston-Salem, NC
		Burr Ridge, IL
		Rogers, AR

Corrugated Packaging Operations
Sheet Plants	3	Norcross, GA
		Greenville, SC
		Gallatin, TN
Corrugator Facility	1	Norcross, GA
Fulfillment Center	1	Lebanon, TN
PAPERBOARD

Laminated Paperboard Operations
Manufacturing Facilities	5	Macon, GA
		Aurora, IL
		Columbus, IN
		Wright City, MO
		Dallas, TX

Recycled Fiber Operations
Recycled Fiber Facilities	12	Huntsville, AL
		Tucker, GA (Atlanta)
		Indianapolis, IN
		St. Paul, MN
		Maple Grove, MN
		Fairfield, OH (Cincinnati)
		Chattanooga, TN
		Cleveland, TN
		Knoxville, TN
		Shelbyville, TN
		Dallas, TX
		Fort Worth, TX
Recycle Marketing and Brokerage	1	Chattanooga, TN

Item 3.     LEGAL PROCEEDINGS

      We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows. For additional information regarding litigation to which we are a party, which is incorporated by reference into this item, please see Item 1, “Business — Governmental Regulation — Environmental Regulation.”

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item X.     EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of our company are as follows as of December 5, 2002:

Name	Age	Position Held

James A. Rubright	55	Chairman of the Board and Chief Executive Officer
David E. Dreibelbis	50	Executive Vice President and General Manager of the Paperboard Group
James L. Einstein	57	Executive Vice President and General Manager of the Alliance Division
Nicholas G. George	52	Executive Vice President and General Manager of the Folding Carton Division
Steven C. Voorhees	48	Executive Vice President and Chief Financial Officer
Robert B. McIntosh	45	Senior Vice President, General Counsel and Secretary

      James A. Rubright has served as chairman of the board since January 2000 and chief executive officer since October 1999. Prior to joining our company, from February 1994 until October 1999, Mr. Rubright served as an executive officer of Sonat, Inc., an energy concern. From 1995 to 1996 Mr. Rubright was senior vice president, general counsel and chief accounting officer of Sonat, Inc. In 1996 Mr. Rubright became head of Sonat’s interstate natural gas pipeline group, and in 1998 he became executive vice president of Sonat, Inc. with responsibility for Sonat’s interstate natural gas pipeline group and energy services businesses. Mr. Rubright is also a director of AGL Resources Inc., an energy company, and Avondale Incorporated, a textile manufacturing company.

      David E. Dreibelbis has served as executive vice president and general manager of our paperboard group since November 2000. From September 1992 to October 2000, Mr. Dreibelbis was the executive vice president and general manager of our mill group. Mr. Dreibelbis joined our company in April 1979.

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

      Steven C. Voorhees has served as executive vice president and chief financial officer since September 2000. From November 1999 to August 2000, Mr. Voorhees served as managing partner of Kinetic Partners LLC, a power plant development and energy consulting firm. From July 1980 to October 1999, Mr. Voorhees served as an executive of Sonat, Inc., an energy company. From 1995 to 1999, Mr. Voorhees served in a variety of executive positions including executive vice president of Sonat Marketing, a natural gas marketing company, executive vice president of Sonat Power Marketing, a wholesale electric power marketing company and as executive vice president of Sonat Power, a power plant development company.

      Robert B. McIntosh has served as senior vice president, general counsel and secretary since August 2000. From September 1995 until July 2000, Mr. McIntosh served as vice president, general counsel and assistant secretary.

      All our executive officers are elected annually by and serve at the discretion of either the board of directors or the chairman of the board.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

      Our Class A common stock trades on the New York Stock Exchange under the Symbol RKT. As of December 5, 2002, there were approximately 454 Class A common shareholders of record.

Price Range of Common Stock

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$14.92	$9.80	$10.38	$6.31
Second Quarter	$22.20	$14.75	$8.98	$7.13
Third Quarter	$23.81	$13.50	$13.10	$6.75
Fourth Quarter	$18.50	$11.75	$14.00	$8.70

Dividends

      In October 2002, our board of directors approved a resolution to increase our quarterly dividend to $0.08 per share, or $0.32 per year, on our Class A common stock. We believe that this increase was warranted by the reduction in our debt levels over the past two years and our lower level of expected capital expenditures in relation to the cash flows that our business has been generating. For additional dividend information, please see Item 6, “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2003 is incorporated herein by reference.

      For additional information concerning our capitalization, please see Note 3, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Item 6.	SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of September 30, 2002 and 2001 are derived from the Consolidated Financial Statements included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000, 1999 and 1998 are derived from audited Consolidated Financial Statements not included in this report.

	Year Ended September 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Net sales	$1,436,547	$1,441,632	$1,463,288	$1,313,371	$1,297,360
Plant closing and other costs	18,237	16,893	65,630	6,932	1,997
Goodwill amortization(a)	—	8,569	9,069	9,410	9,429
Income (loss) before income taxes	53,818	52,134	(4,346)	70,253	74,613
Income (loss) before cumulative effect of a change in accounting principle	32,470	30,237	(15,916)	39,698	42,020
Net income (loss)	26,626	30,523	(15,916)	39,698	42,020

Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	0.94	0.90	(0.46)	1.13	1.20
Diluted earnings (loss) per common share	0.77	0.91	(0.46)	1.13	1.20
Dividends paid per common share	0.30	0.30	0.30	0.30	0.30
Book value per common share	11.80	12.00	11.57	12.36	11.49

Total assets	1,173,733	1,164,413	1,158,963	1,161,470	1,111,481
Debt excluding fair value of hedging instruments	453,240	485,639	534,820	498,845	508,338
Fair value of hedging instruments	19,751	8,603	—	—	—
Total debt	472,991	494,242	534,820	498,845	508,338
Shareholders’ equity	405,147	402,760	386,303	432,164	397,415

Cash provided by operating activities	117,558	146,027	102,444	112,416	125,688
Capital expenditures	77,640	72,561	94,640	92,333	81,666
Cash paid for joint venture investment(b)	1,720	9,627	7,133	—	—
Cash paid for purchases of businesses	25,351	—	—	—	—

Notes:

(a)	Amount not deductible for income tax purposes was $6,189,000, $6,550,000, $6,900,000 and $6,928,000 in fiscal 2001, 2000, 1999 and 1998, respectively.

(b)	Of the total cash paid for the joint venture investment, contributions for capital expenditures amounted to $383,000, $7,667,000 and $7,133,000 during fiscal 2002, 2001 and 2000, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Segment and Market Information

      We report our results in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. No single external customer accounts for more than 10% of our consolidated net sales. During fiscal 2002, the top ten customers represented approximately 28% of our consolidated net sales.

      The packaging products segment consists of facilities that produce folding cartons, interior packaging and thermoformed plastic packaging. We compete with national, regional and local packaging suppliers operating in North America. During fiscal 2002, we sold packaging products to approximately 2,900 customers and the top ten customers accounted for approximately 32% of the external sales of the packaging products segment. We sell packaging products to customers in a variety of industries including customers in the food and beverage industries and to manufacturers of other non-durable goods.

      The merchandising displays and corrugated packaging segment consists of facilities that produce merchandising displays and flexographic and litho-laminated corrugated packaging. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2002, we sold display products to approximately 350 customers and corrugated packaging products to approximately 800 customers. The top ten customers of the segment accounted for approximately 57% of external sales.

      The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated companies operating in North America manufacturing various grades of paperboard as well as a limited amount of paperboard imported by manufacturers outside of North America. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2002, we sold recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,000 customers and the top ten external customers of the segment represented approximately 49% of external sales. For the fiscal year ended September 30, 2002, approximately 30% of our segment sales were made to internal customers, predominantly in our packaging products segment. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

      All of our businesses are highly competitive. We regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

      Our ability to fully pass through fiber price increases can be limited based on competitive market conditions for various products that we sell and by the actions of our competitors. In addition, most of our paperboard and paperboard-based converted products are sold pursuant to term contracts that provide that prices are either fixed for specified terms, or provide for price adjustments based on changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount or delay our ability to recover announced price increases for paperboard.

      In July 2002, Smurfit-Stone Container Corporation, a customer for whom we provided approximately 15,000 tons of paperboard annually for use in tube and core manufacturing, announced the sale of 17 of its tube and core manufacturing facilities to Caraustar Industries, Inc. As a result, Caraustar Industries, Inc. plans to increase its sales of paperboard to these newly acquired facilities. We believe we will be able to shift a significant portion of the volume of paperboard sold to Smurfit-Stone Container Corporation to other tube and core manufacturers and, therefore, do not expect a material impact on our operations.

Critical Accounting Policies

      Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results and which require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial results reported based on management’s current estimates.

      Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific credit information. While such credit losses have historically been within our expectations and the provisions established, it is possible that our credit loss rates could be higher or lower in the future.

      Inventory. Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for excess, obsolete or unsaleable inventory.

      Impairment of Long-Lived Assets and Goodwill. We periodically evaluate fixed assets and goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

      Self-Insurance. We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

      Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax exposure.

      Pension and Other Post-retirement Benefits. The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 8 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. During fiscal 2002, the effect of a 0.25% point change in the discount rate would have impacted income before income taxes by approximately $1.0 million. In accordance with accounting principles generally accepted in the United States, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

      The following table shows certain operating data for our three industry segments. Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance. These items are reported as non-allocated expenses. These include elimination of intersegment profit, plant closing and related expenses and certain corporate expenses.

	Year Ended September 30,

	2002	2001	2000

	(In millions)
Net sales (aggregate):
Packaging Products	$790.2	$806.1	$797.4
Merchandising Displays and Corrugated Packaging	290.1	263.4	238.8
Paperboard	516.2	524.5	588.5

Total	$1,596.5	$1,594.0	$1,624.7

Net sales (intersegment):
Packaging Products	$3.3	$3.5	$5.3
Merchandising Displays and Corrugated Packaging	5.1	5.6	5.3
Paperboard	151.6	143.3	150.8

Total	$160.0	$152.4	$161.4

Net sales (unaffiliated customers):
Packaging Products	$786.9	$802.6	$792.1
Merchandising Displays and Corrugated Packaging	285.0	257.8	233.5
Paperboard	364.6	381.2	437.7

Total	$1,436.5	$1,441.6	$1,463.3

Segment income:
Packaging Products	$50.5	$48.1	$39.7
Merchandising Displays and Corrugated Packaging	32.8	30.2	27.6
Paperboard	24.1	41.6	51.4

	107.4	119.9	118.7
Goodwill amortization	—	(8.6)	(9.1)
Plant closing and other costs	(18.2)	(16.9)	(65.6)
Non-allocated expenses	(6.4)	(5.4)	(8.2)
Interest expense	(26.4)	(35.0)	(35.5)
Interest and other income	0.4	0.5	0.4
Minority interest in income of consolidated subsidiary	(3.0)	(2.4)	(5.0)

Income (loss) before income taxes	$53.8	$52.1	$(4.3)

Results of Operations

      We provide quarterly information in the following tables to assist in evaluating trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the Securities and Exchange Commission.

Net Sales (Unaffiliated Customers)

      Net sales for fiscal 2002 decreased 0.4% to $1,436.5 million from $1,441.6 million for fiscal 2001. Net sales decreased as a result of weaker market conditions in our paperboard businesses and the impact of lower paperboard prices on our paperboard and converting businesses. These results were partially offset by volume increases in the merchandising display business.

      Net sales for fiscal 2001 decreased 1.5% to $1,441.6 million from $1,463.3 million for fiscal 2000. Net sales decreased as a result of decreased volumes in specialty paperboard and laminated paperboard products as well as price decreases in recycled fiber. These price and volume declines were partially offset by price and volume increases in displays and plastic packaging.

Net Sales (Aggregate) — Packaging Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2000	$192.9	$195.1	$202.8	$206.6	$797.4
2001	195.6	206.9	198.6	205.0	806.1
2002	194.5	192.0	199.7	204.0	790.2

      Net sales of the packaging products segment before intersegment eliminations for fiscal 2002 decreased 2.0% to $790.2 million from $806.1 million for fiscal 2001.

      Net sales of the packaging products segment before intersegment eliminations for fiscal 2001 increased 1.1% to $806.1 million from $797.4 million for fiscal 2000.

Net Sales (Aggregate) by Division — Packaging Products Segment

	Folding Carton	Interior Packaging	Plastic Packaging

	(In millions)
2000	$597.4	$136.4	$63.6
2001	602.7	126.5	76.9
2002	598.5	124.2	67.5

      The decrease in net sales of the packaging products segment before intersegment eliminations for fiscal 2002 as compared to fiscal 2001 was the result of lower volumes and selling prices in our plastic packaging and interior packaging divisions offsetting the volume increases in our folding carton division. The decline in sales prices reflected in part the pass through of lower costs for paperboard.

      The increase in net sales of the packaging products segment before intersegment eliminations for fiscal 2001 as compared to fiscal 2000 was primarily the result of increased prices and volumes in our plastic packaging business offset by lower volumes in our interior packaging business.

Net Sales (Aggregate) — Merchandising Displays and Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2000	$52.3	$59.2	$59.1	$68.2	$238.8
2001	57.8	65.8	65.8	74.0	263.4
2002	72.4	70.1	68.0	79.6	290.1

      Net sales within this segment before intersegment eliminations for fiscal 2002 increased 10.1% to $290.1 million from $263.4 million for fiscal 2001.

      Net sales within this segment before intersegment eliminations for fiscal 2001 increased 10.3% to $263.4 million from $238.8 million for fiscal 2000.

Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment

	Merchandising Displays	Corrugated Packaging

	(In millions)
2000	$152.7	$86.1
2001	181.1	82.3
2002	218.6	71.5

      The increase in net sales of the merchandising displays and corrugated packaging segment before intersegment eliminations for fiscal 2002 as compared to fiscal 2001 was the result of higher volumes in our merchandising display business, including the benefit of two major product launches on behalf of major national consumer products companies as well as two acquisitions made during fiscal 2002. These results were partially offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

      The increase in net sales of the merchandising displays and corrugated packaging segment before intersegment eliminations for fiscal 2001 as compared to fiscal 2000 was the result of increased volumes and increases in pricing of displays offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

Net Sales (Aggregate) — Paperboard Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2000	$144.3	$154.7	$148.9	$140.6	$588.5
2001	131.5	133.1	130.5	129.4	524.5
2002	125.1	123.7	129.1	138.3	516.2

      Net sales of the paperboard segment before intersegment eliminations for fiscal 2002 decreased 1.6% to $516.2 million from $524.5 million for fiscal 2001.

      Net sales of the paperboard segment before intersegment eliminations for fiscal 2001 decreased 10.9% to $524.5 million from $588.5 million for fiscal 2000.

Net Sales (Aggregate) by Division — Paperboard Segment

				Laminated
	Coated	Specialty	Recycled	Paperboard
	Paperboard	Paperboard	Fiber	Products

	(In millions)
2000	$304.0	$100.3	$48.4	$135.8
2001	295.4	83.2	33.0	112.9
2002	298.8	71.7	40.7	105.0

      The decrease in net sales of the paperboard segment before intersegment eliminations for fiscal 2002 as compared to fiscal 2001 was primarily due to a decrease in demand for our products by customers in the book and ready to assemble furniture companies, which adversely affected the volumes of the laminated paperboard products and specialty paperboard businesses. Reduced volumes at our interior packaging business over fiscal 2001 further contributed to the sales decline. These declines were partially offset by increased sales in our recycled fiber business due to an increase in fiber prices during the last half of fiscal 2002.

      The decrease in net sales of the paperboard segment before intersegment eliminations for fiscal 2001 as compared to fiscal 2000 was the result of a significant decline in recycled fiber prices as well as volume declines due to a general weakening in the book and ready to assemble furniture industries. Reduced volumes at our interior packaging business over fiscal 2000 further contributed to the sales decline.

Cost of Goods Sold

      Cost of goods sold for fiscal 2002 decreased 0.5% to $1,145.5 million from $1,151.2 million for fiscal 2001. Cost of goods sold as a percentage of net sales remained relatively flat at 79.7% for fiscal 2002 and 79.9% for fiscal 2001.

      Cost of goods sold for fiscal 2001 decreased 2.6% to $1,151.2 million from $1,181.9 million for fiscal 2000. Cost of goods sold as a percentage of net sales for fiscal 2001 decreased to 79.9% from 80.8% for fiscal 2000. The decrease in cost of goods sold as a percentage of net sales resulted from lower average recovered paper costs offset by higher energy expenses.

      Substantially all of our U.S. inventories are valued at the lower of cost or market with cost determined on the last-in, first-out, or “LIFO,” inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in, first-out, or “FIFO,” inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

      The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.

	2002		2001		2000

	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO

			(In millions)
Cost of goods sold	$1,145.5	$1,145.4	$1,151.2	$1,154.0	$1,181.9	$1,176.6
Net income (loss)	26.6	26.7	30.5	28.7	(15.9)	(12.6)

      Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. Our newest initiative to reduce our variable manufacturing and transactional costs is the introduction of a company-wide Six Sigma process during fiscal 2002. Six Sigma is a process improvement methodology that has a relentless focus on customer needs and delivering significant bottom line results. It is a disciplined, data-driven approach and methodology for eliminating defects in any process, from manufacturing to transactional and from product to service.

Gross Profit

(% of Net Sales)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2000	20.3%	19.3%	18.3%	19.1%	19.2%
2001	18.5	19.7	21.1	21.2	20.1
2002	21.6	20.3	21.0	18.3	20.3

      Gross profit for fiscal 2002 increased 0.2% to $291.0 million from $290.5 million for fiscal 2001. Gross profit as a percentage of net sales increased to 20.3% for fiscal 2002 from 20.1% for fiscal 2001.

      Gross profit for fiscal 2001 increased 3.2% to $290.5 million from $281.4 million for fiscal 2000. Gross profit as a percentage of net sales increased to 20.1% for fiscal 2001 from 19.2% for fiscal 2000.

      See also Cost of Goods Sold.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for fiscal 2002 increased 9.1% to $189.7 million from $173.9 million for fiscal 2001. Selling, general and administrative expenses as a percentage of net sales for fiscal 2002 increased to 13.2% from 12.1% for fiscal 2001. The increase in selling, general and administrative expenses as a percentage of net sales for fiscal 2002 resulted primarily from growth initiatives at our merchandising display business, higher compensation expenses associated with incentive compensation, higher health and property insurance costs, and expenses incurred in connection with our Six Sigma quality and process improvement program instituted in October 2001.

      Selling, general and administrative expenses for fiscal 2001 increased 1.8% to $173.9 million from $170.9 million for fiscal 2000. Selling, general and administrative expenses as a percentage of net sales for fiscal 2001 increased to 12.1% from 11.7% for fiscal 2000. The increase in selling, general and administrative expenses as a percentage of net sales for fiscal 2001 resulted primarily from increased compensation expenses in relation to net sales.

Acquisitions

      During fiscal 2002, we acquired substantially all of the assets of Athena Industries, Inc., a designer and manufacturer of permanent point-of-purchase displays and fixtures with expertise in wire and metal fabrication located in Burr Ridge, Illinois, and certain assets of Advertising Display Company, Inc., a producer of temporary and permanent point-of-purchase displays, including its display operations in Memphis, Tennessee. The results of operations of Athena Industries and Advertising Display Company have been included in our consolidated statements of operations after March 21, 2002 and November 30, 2001, respectively, the dates of acquisition.

      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” these acquisitions are accounted for under the purchase method of accounting, which requires that we record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. Total cash consideration paid for the acquisitions was $25.4 million. Additional contingent cash consideration of up to an aggregate of $1.25 million may be paid based on the achievement of gross profit goals through calendar year 2003. Final adjustments to the purchase price will be made based on finalization of the amount of working capital acquired. Estimated goodwill of approximately $9.0 million, which is deductible for tax purposes, was recorded in connection with the acquisitions in our merchandising displays and corrugated packaging segment. The pro forma impact of the acquisitions is not material to the financial results for the year ended September 30, 2002.

Plant Closing and Other Costs

      During fiscal 2002, we incurred plant closing and other costs related to announced facility closings. We generally accrue the cost of employee terminations at the time of notification to the employees. Certain other costs, such as moving and relocation costs, are expensed as incurred. These plant closing costs include the closing of a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, we incurred charges of $11.6 million during fiscal 2002 which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. Payments of $0.4 million were made during fiscal 2002. The remaining liability at September 30, 2002 is approximately $2.3 million. Plant closing and other costs are not allocated to the respective segments for financial reporting purposes. Had these costs been allocated, $2.3 million would have been charged to the packaging products segment, $0.7 million would have been charged to the merchandising displays and corrugated packaging segment, and $8.6 million would have been charged to the paperboard segment. We have consolidated the operations of the Vineland laminated paperboard products plant and will consolidate the operations of the Dothan corrugating plant and the El Paso folding carton plant into other existing facilities.

      During fiscal 2002, we decided to permanently shut down the specialty paper machine at our Dallas, Texas mill and the No. 1 paper machine at our Lynchburg, Virginia specialty mill, and determined that certain equipment in our folding carton division was impaired. As a result, we incurred impairment charges of $6.1 million during fiscal 2002. Had these costs been allocated, $1.1 million would have been charged to our packaging products segment and $5.0 million would have been charged to the paperboard segment.

      During fiscal 2001, we closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, we incurred charges of $1.3 million and $6.2 million during fiscal 2002 and 2001, respectively, which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. Payments of $1.4 and $0.8 million were made in fiscal 2002 and 2001, respectively, and we made an accrual adjustment of $0.2 million to increase the liability during fiscal 2002. The remaining liability at September 30, 2002 is $0.3 million. Plant closing and other costs are not allocated to the respective segments for financial reporting purposes. Had these costs been allocated, $1.3 million and $6.2 million would have been charged to the packaging products segment in fiscal 2002 and 2001, respectively. We have consolidated the operations of the Augusta folding plant and the Eaton interior packaging plant into other existing facilities.

      During fiscal 2000, we closed a laminated paperboard products plant in Lynchburg, Virginia and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, we incurred charges of $61.1 million during fiscal 2000, which consisted mainly of asset impairment, severance, equipment relocation, lease write-downs and other related expenses, including business interruption and other inefficiencies. Of the $61.1 million, $46.0 million represented asset impairment charges related to the determination of material diminution in the value of assets, including goodwill of $25.4 million (which is not deductible for tax purposes), relating to our two folding carton plants that use web offset technology as well as assets relating to the other closed facilities. We made payments of $0.7 million, $2.4 million and $12.6 million in fiscal 2002, 2001 and 2000, respectively. We have a nominal remaining liability at September 30, 2002. Plant closing and other costs are not allocated to the respective segments for financial reporting purposes. Had these costs been allocated, $50.2 million would have been charged to the packaging products segment, $9.3 million would have been charged to the paperboard segment and $1.6 million would have been non-allocated in fiscal 2000. We have consolidated the operations of these closed plants into other existing facilities.

      During fiscal 2000, we decided to remove certain equipment from service primarily in our laminated paperboard products division. As a result of this decision, we incurred impairment charges of $4.6 million related to this equipment.

Segment Operating Income

Operating Income — Packaging Products Segment

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales

	(In millions, except percentages)
First Quarter	$192.9	$7.6	3.9%
Second Quarter	195.1	9.0	4.6
Third Quarter	202.8	10.9	5.4
Fourth Quarter	206.6	12.2	5.9

Fiscal 2000	$797.4	$39.7	5.0%

First Quarter	$195.6	$10.8	5.5%
Second Quarter	206.9	11.7	5.7
Third Quarter	198.6	12.8	6.4
Fourth Quarter	205.0	12.8	6.2

Fiscal 2001	$806.1	$48.1	6.0%

First Quarter	$194.5	$11.5	5.9%
Second Quarter	192.0	12.9	6.7
Third Quarter	199.7	14.6	7.3
Fourth Quarter	204.0	11.5	5.6

Fiscal 2002	$790.2	$50.5	6.4%

      Operating income attributable to the packaging products segment for fiscal 2002 increased 5.0% to $50.5 million from $48.1 million for fiscal 2001. Operating margin for fiscal 2002 was 6.4% compared to 6.0% for fiscal 2001. The increase in operating margin primarily resulted from operational efficiencies in our folding carton and interior packaging operations gained from capital expenditures focused on reducing our manufacturing costs and from plant consolidations in fiscal 2000 and 2001. These results were partially offset by lower volumes in our plastic packaging business in the first half of fiscal 2002 as well as the impact of higher resin prices.

      Operating income attributable to the packaging products segment for fiscal 2001 increased 21.2% to $48.1 million from $39.7 million for fiscal 2000. Operating margin for fiscal 2001 was 6.0% compared to 5.0% for fiscal 2000. The increase in operating margin primarily resulted from operational efficiencies in our folding carton operations gained through plant consolidations in fiscal 2000 and 2001.

Operating Income — Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return on
	(Aggregate)	Income	Sales

	(In millions, except percentages)
First Quarter	$52.3	$6.0	11.5%
Second Quarter	59.2	7.4	12.5
Third Quarter	59.1	6.4	10.8
Fourth Quarter	68.2	7.8	11.4

Fiscal 2000	$238.8	$27.6	11.6%

First Quarter	$57.8	$2.8	4.8%
Second Quarter	65.8	8.5	12.9
Third Quarter	65.8	8.3	12.6
Fourth Quarter	74.0	10.6	14.3

Fiscal 2001	$263.4	$30.2	11.5%

First Quarter	$72.4	$11.4	15.7%
Second Quarter	70.1	7.8	11.1
Third Quarter	68.0	4.6	6.8
Fourth Quarter	79.6	9.0	11.3

Fiscal 2002	$290.1	$32.8	11.3%

      Operating income attributable to this segment for fiscal 2002 increased 8.6% to $32.8 million from $30.2 million for fiscal 2001. Operating margin for fiscal 2002 decreased to 11.3% from 11.5% in fiscal 2001. The decrease in operating margin resulted from lower sales volumes in our corrugated packaging business due to generally weaker market conditions as well as an increase in fixed costs to support the growth of the merchandising display business.

      Operating income attributable to this segment for fiscal 2001 increased 9.4% to $30.2 million from $27.6 million for fiscal 2000. Operating margin for fiscal 2001 decreased to 11.5% from 11.6% in fiscal 2000. The decrease in operating margin resulted from lower sales volumes in our corrugated packaging business due to generally weaker market conditions.

Operating Income — Paperboard Segment

								Weighted
				Recycled	Average		Average	Average
				Paperboard	Recycled	Corrugated	Corrugated	Recovered
	Net Sales	Operating		Tons	Paperboard	Medium Tons	Medium	Paper
	(Aggregate)	Income	Return	Shipped(a)	Price(a)(b)	Shipped	Price(b)	Cost(b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$144.3	$16.3	11.3%	250.4	$417	42.4	$367	$94
Second Quarter	154.7	15.5	10.0	257.1	424	44.7	378	104
Third Quarter	148.9	8.6	5.8	242.0	444	40.9	403	121
Fourth Quarter	140.6	11.0	7.8	228.7	449	42.2	390	98

Fiscal 2000	$588.5	$51.4	8.7%	978.2	$433	170.2	$384	$104

First Quarter	$131.5	$10.3	7.8%	216.7	$448	41.5	$378	$74
Second Quarter	133.1	10.3	7.7	222.3	445	39.8	365	68
Third Quarter	130.5	10.5	8.0	226.7	430	42.0	350	66
Fourth Quarter	129.4	10.5	8.1	230.7	428	45.9	349	67

Fiscal 2001	$524.5	$41.6	7.9%	896.4	$438	169.2	$360	$69

First Quarter	$125.1	$6.3	5.0%	223.9	$424	43.6	$342	$67
Second Quarter	123.7	6.3	5.1	230.2	410	42.5	337	65
Third Quarter	129.1	9.1	7.0	235.4	410	44.0	331	78
Fourth Quarter	138.3	2.4	1.7	241.0	425	44.8	346	108

Fiscal 2002	$516.2	$24.1	4.7%	930.5	$417	174.9	$339	$80

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills Paperboard, LLC, our joint venture with Lafarge Corporation.

(b)	The method of computation of the Average Recycled Paperboard and Corrugated Medium Prices and the Weighted Average Recovered Paper Cost has been revised, and the amounts restated, for all periods shown, to better reflect their impact on our segment operating results. The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

      Operating income attributable to the paperboard segment for fiscal 2002 decreased 42.1% to $24.1 million from $41.6 million for fiscal 2001. Operating margin for fiscal 2002 decreased to 4.7% from 7.9% in fiscal 2001. The decrease in operating margin resulted from weaker market conditions as well as the impact of higher fiber costs. Sales of laminated paperboard products declined due to a decrease in demand by customers in the book and ready to assemble furniture industries. The reduced sales volumes of laminated paperboard products contributed to the decline in operating income of our specialty paperboard division, however, the decline was partially offset by improvements resulting from our gypsum linerboard joint venture. Operating income in our coated paperboard division declined due to lower pricing and a longer and more costly than expected capital improvement shutdown of our Battle Creek mill. The decreases in operating margin of our mills were also attributable to rising fiber prices during the last half of fiscal 2002 that were not fully passed through to customers, but were partially offset by lower energy prices. Increasing prices and demand of recovered fiber increased the operating margin of our recycled fiber division, partially offsetting the declines in operating margin of the other divisions within the paperboard segment.

      Operating income attributable to the paperboard segment for fiscal 2001 decreased 19.1% to $41.6 million from $51.4 million for fiscal 2000. Operating margin for fiscal 2001 decreased to 7.9% from 8.7% in fiscal 2000. The decrease in operating margin was primarily the result of higher energy costs that were not fully passed on to customers, as well as a general economic downturn in the book and ready to assemble furniture industries.

The significant decline in recycled fiber prices further contributed to the decrease in operating margin for the paperboard segment.

Interest Expense

      Interest expense for fiscal 2002 decreased 24.6% to $26.4 million from $35.0 million for fiscal 2001 and decreased 1.4% to $35.0 million from $35.5 million for fiscal 2000. The decreases for both fiscal 2002 and fiscal 2001 resulted from decreases in average outstanding borrowings and lower interest rates compared to the prior year.

Minority Interest

      Minority interest in income of our consolidated subsidiary for fiscal 2002 increased 25.0% to $3.0 million from $2.4 million in 2001. The increase was primarily due to operating efficiencies gained through plant consolidations in our interior packaging business during fiscal 2001.

      Minority interest in income of our consolidated subsidiary for fiscal 2001 decreased 52.0% to $2.4 million from $5.0 million for fiscal 2000. The decline was due to decreased income in the joint venture resulting from reduced volumes in the interior packaging business primarily due to the loss of one large customer with whom we have had a long-term contract.

Provision for Income Taxes

      Provision for income taxes for fiscal 2002 decreased to $21.3 million from $21.9 million for fiscal 2001. Our effective tax rate for fiscal 2002 decreased to 39.7% from 42.0% for fiscal 2001. The decline in the effective rate is primarily due to non-tax deductible goodwill amortization in fiscal 2001.

      Provision for income taxes for fiscal 2001 increased to $21.9 million from $11.6 million for fiscal 2000. Excluding the effect of the $25.4 million non-cash write-off during fiscal 2000 of the goodwill associated with the impairment of assets at two facilities acquired in the Waldorf acquisition, which is non-deductible for tax purposes, our effective tax rate decreased to 42.0% for fiscal 2001 compared to 54.9% for fiscal 2000. The decrease in the effective tax rate in fiscal 2001 primarily resulted from non-tax deductible goodwill amortization comprising a lower percentage of pre-tax net income.

Net Income (Loss) and Diluted Earnings (Loss) Per Common Share

      Net income for fiscal 2002 was $26.6 million compared to net income of $30.5 million for fiscal 2001. Net income as a percentage of net sales was 1.9% for fiscal 2002 compared to 2.1% for fiscal 2001. Diluted earnings per share for fiscal 2002 was $0.77 compared to diluted earnings per share of $0.91 for fiscal 2001.

      Net income for fiscal 2001 was $30.5 million compared to a net loss of $15.9 million for fiscal 2000. Net income as a percentage of net sales was 2.1% for fiscal 2001 compared to a net loss as a percentage of net sales of 1.1% for fiscal 2000. Diluted earnings per share for fiscal 2001 was $0.91 compared to a diluted loss per share of $0.46 for fiscal 2000.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

      We have funded our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We have a revolving credit facility under which we have aggregate borrowing availability of $300 million through fiscal 2005. At September 30, 2002, we had $2.4 million outstanding under our revolving credit facility. Additionally, we maintain a $24.8 million synthetic lease facility. The facility expires in April 2004 unless it is extended pursuant to two five-year renewal terms. At September 30, 2002, obligations outstanding under this facility were $24.5 million, relating to three of our operating facilities. The synthetic lease qualifies as an operating lease for accounting purposes and is not reflected as an asset or a liability on our balance sheet. The lease payments are reflected in the income statement as operating expenses and we depreciate the underlying assets for tax purposes. In connection with this facility, we have the right to acquire the leased property for the lessor’s original cost plus related costs and expenses and have made a residual value guarantee for the leased property equal to 85% of the financing. This residual value guarantee equates to approximately $20.8 million. Cash and cash equivalents, $6.6 million at September 30, 2002, increased from $5.2 million at September 30, 2001.

      Net cash provided by operating activities for fiscal 2002 was $117.6 million compared to $146.0 million for fiscal 2001. This decrease was primarily the result of decreased earnings and a decrease in accrued liabilities during fiscal 2002. Net cash used for investing activities was $95.1 million for fiscal 2002 consisting primarily of capital expenditures and purchase of businesses compared to $79.9 million for fiscal 2001 which consisted primarily of capital expenditures. Net cash used for financing activities aggregated $22.0 million for fiscal 2002 and consisted primarily of net repayments of debt and quarterly dividend payments, partially offset by proceeds received in conjunction with monetizing our swap agreements. Net cash used for financing activities aggregated $66.6 million for fiscal 2001 and consisted primarily of net repayments of debt and quarterly dividend payments.

      Net cash provided by operating activities for fiscal 2001 was $146.0 million compared to $102.4 million for fiscal 2000. This increase was primarily the result of increased earnings before depreciation and amortization and a positive change in operating assets and liabilities during fiscal 2001 over fiscal 2000. Net cash used for investing activities was $79.9 million for fiscal 2001 compared to $101.3 million for fiscal 2000 and consisted primarily of capital expenditures in both years. Net cash used for financing activities aggregated $66.6 million for fiscal 2001 and consisted primarily of net repayments of debt and quarterly dividend payments. Net cash used for financing activities was $0.1 million for fiscal 2000 and consisted primarily of purchases of common stock and quarterly dividend payments, offset by additional borrowings under our revolving credit facility.

      Our capital expenditures aggregated $77.6 million for fiscal 2002. We used these expenditures primarily for the purchase and upgrading of machinery and equipment.

      We estimate that our capital expenditures will aggregate approximately $60 million in fiscal 2003. We intend to use these expenditures for the purchase and upgrading of machinery and equipment and for building expansions and improvements. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2003 could be higher than currently anticipated.

      We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

      In October 2002, our Board of Directors approved a resolution to increase our quarterly dividend to $0.08 per share, or $0.32 per year, on our Class A Common Stock. We believe that this increase was warranted by the reduction in our debt levels over the past two years and our lower level of expected capital expenditures in relation to the cash flows that our business has been generating.

      The following table summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Maturity	Maturity	Maturity	Maturity
	less 1 yr	1-3 yrs	4-5 yrs	Over 5 yrs

Debt principal and other	$62,917	$100,574	$6,153	$283,596
Operating leases	11,213	12,820	7,728	26,313

Total commitments	$74,130	$113,394	$13,881	$309,909

      The following table summarizes our fair value contracts at September 30, 2002 (in thousands):

	Maturity	Maturity	Maturity	Maturity	Total Fair
Derivative Type	less 1 yr	1-3 yrs	4-5 yrs	over 5 yrs	Value(1)

Interest rate swaps (fair value hedges)	$—	$1,925	$—	$1,133	$3,058
Interest rate swaps (cash flow hedges)	(198)	—	—	—	(198)
Interest rate swaps and caps (other)	(87)	—	—	—	(87)
Foreign currency forwards	47	—	—	—	47
Commodity swaps	61	—	—	—	61

(1)	The source of fair value for each of our contracts was other external sources.

      For information concerning certain related party transactions, please see Note 9, “Related Party Transactions” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Joint Venture

      On February 18, 2000, we formed a joint venture with Lafarge Corporation to produce gypsum paperboard liner for Lafarge’s U.S. drywall manufacturing plants. Lafarge owns 51% and we own 49% of the joint venture. Funding of net losses is guaranteed by both partners in their proportionate share of ownership. The joint venture, Seven Hills Paperboard, LLC, owns and operates a paperboard machine located at our Lynchburg, Virginia mill. Under the terms of our Seven Hills joint venture arrangement, Lafarge Corporation is required to purchase all of the gypsum paperboard liner produced by Seven Hills. We have contributed a portion of our existing Lynchburg assets valued at approximately $4.0 million to the venture. Additionally, we contributed cash of $1.7 million, $9.6 million and $7.1 million during fiscal year 2002, 2001 and 2000, respectively, which was used to rebuild the paperboard machine and fund working capital requirements. Of the total cash contributed to the joint venture, contributions for capital expenditures amounted to $0.4 million, $7.7 million and $7.1 million during fiscal 2002, 2001 and 2000, respectively. During fiscal 2002 and 2001, our share of the operating loss incurred at Seven Hills Paperboard amounted to $0.3 million and $2.0 million, respectively.

Stock Repurchase Program

      In November 2000, the Executive Committee of the Board of Directors amended our stock repurchase plan to allow for the repurchase from time to time prior to July 31, 2003 of up to 2.1 million shares of Class A common stock in open market transactions on the New York Stock Exchange or in private transactions. We did not repurchase any shares of Class A common stock during fiscal 2002. During fiscal 2001, we repurchased 0.3 million shares of Class A common stock of which 4,300 shares were repurchased since the amendment, and we repurchased 2.1 million shares of Class A common stock during fiscal 2000. As of September 30, 2002, we have 2.1 million shares available for repurchase prior to July 31, 2003.

Expenditures for Environmental Compliance

      For a discussion of our expenditures for environmental compliance, please see Item 1, “Business — Governmental Regulation — Environmental Regulation.”

New Accounting Standards

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt this accounting standard for all exit or disposal activities initiated after December 31, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS 144 as of October 1, 2002 and do not expect the pronouncement to have a material impact on the consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement changed the accounting for goodwill from an amortization method to an impairment only approach. We adopted SFAS 142 in the first quarter of fiscal 2002 and determined that $8.2 million of the total goodwill associated with our laminated paperboard products business was impaired. As a result, we recognized a charge of $5.8 million, net of tax, from the cumulative effect of a change in accounting principle.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives are accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for special hedge accounting treatment. We adopted SFAS 133 in the first quarter of fiscal 2001, resulting in income of $0.3 million, net of tax, from the cumulative effect of a change in accounting principle.

Forward-Looking Statements

      Statements herein regarding, among other things, estimated capital expenditures for fiscal 2003 and expected expenditures for environmental compliance, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures, the estimated cost of compliance with environmental laws, the expected resolution of various pending environmental matters and competitive conditions in our businesses and general economic conditions. These forward-looking statements are subject to certain risks including, among others, that the amount of capital expenditures has been underestimated and that the impact on our results of those capital expenditures has been overestimated; the cost of compliance with environmental laws has been underestimated; and expected outcomes of various pending environmental matters are inaccurate. In addition, our performance in future periods is subject to other risks including, among others, decreases in demand for our products, increases in raw material costs, fluctuations in selling prices and adverse changes in general market and industry conditions. We believe these estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. To mitigate these risks, we enter into various hedging transactions. The sensitivity analyses presented below do not consider the effect of possible adverse changes in the economy generally, nor do they consider additional actions management may take to mitigate its exposure to such changes.

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

      For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Gains or losses on the termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Fair value of cash flow hedges are included in other long-term liabilities and other assets on the balance sheet.

      During fiscal 2002, we realized cash proceeds of $17.1 million by terminating the interest rate swaps that were designated as fair value hedges of our fixed rate debt and entering into comparable replacement interest rate swaps at then-current market levels. No material impact on net income or change in interest rate risk is expected from these transactions relative to our position prior to entering into these transactions.

Interest Rate

      We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt with both fixed and floating interest rates. From time to time, we use interest rate agreements effectively to cap the LIBOR rate on the variable rate portions of our debt portfolio. If market interest rates averaged 1% more than actual rates in 2002, our interest expense, after considering the effects of interest rate swap and cap agreements, would have increased and income before taxes would have decreased by approximately $3.3 million. Comparatively, if market interest rates averaged 1% more than actual rates in fiscal 2001, our interest expense, after considering the effects of interest rate swap agreements, would have increased and income before taxes would have decreased by approximately $4.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap and cap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Foreign Currency

      We are exposed to changes in foreign currency rates with respect to our foreign currency-denominated operating revenues and expenses. We principally use forward contracts to limit exposure to fluctuations in Canadian foreign currency rates, our largest exposure.

      For fiscal 2002, a uniform 10% strengthening in the value of the dollar relative to the currency in which our sales are denominated would have resulted in an increase in gross profit of $0.8 million for fiscal 2002. Comparatively, for fiscal 2001, a uniform 10% strengthening in the value of the dollar relative to the currency in which our sales are denominated would have resulted in an increase in gross profit of $0.5 million for fiscal 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

      In addition to the direct effect of changes in exchange rates on the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Commodities

      We sell recycled medium to various customers. The principal raw material used in the production of medium is old corrugated containers, or “OCC.” Medium prices and OCC costs fluctuate widely due to changing market forces. As a result, we make use of swap agreements to limit our exposure to falling selling prices and rising raw material costs of a portion of our recycled medium business. We estimate market risk as a hypothetical 10% decrease in selling prices or a 10% increase in raw material costs. With the effect of our medium swaps, such a decrease would have resulted in lower sales of $6.3 million during fiscal 2002. With the effect of our OCC swaps, such an increase would have resulted in higher costs of purchases of $2.6 million during fiscal 2002.

      In 2001, we estimated market risk as a hypothetical 10% decrease in selling prices or a 10% increase in raw material costs. With the effect of our medium swaps, such a decrease would have resulted in lower sales of $6.7 million during fiscal 2001. With the effect of our OCC swaps, such an increase would have resulted in higher costs of purchases of $2.0 million during fiscal 2001.

      We purchase and sell a variety of commodities that are not subject to derivative commodity instruments, including OCC, paperboard and recovered paper. Fluctuations in market prices of these commodities could have a material effect on our results of operations. Such fluctuations are not reflected in the results above.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Description

Consolidated Statements of Operations	page 34
Consolidated Balance Sheets	page 35
Consolidated Statements of Shareholders’ Equity	page 36
Consolidated Statements of Cash Flows	page 37
Notes to Consolidated Financial Statements	page 38
Report of Independent Auditors	page 62
Management’s Statement of Responsibility for Financial Information	page 63

      For supplemental quarterly financial information, please see Note 12, “Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements included herein.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$1,436,547	$1,441,632	$1,463,288
Cost of goods sold	1,145,524	1,151,161	1,181,882

Gross profit	291,023	290,471	281,406
Selling, general and administrative expenses	189,736	173,920	170,916
Amortization of goodwill	—	8,569	9,069
Plant closing and other costs	18,237	16,893	65,630

Income from operations	83,050	91,089	35,791
Interest expense	(26,399)	(35,042)	(35,575)
Interest and other income	456	530	418
Loss from unconsolidated joint venture	(318)	(2,004)	—
Minority interest in income of consolidated subsidiary	(2,971)	(2,439)	(4,980)

Income (loss) before income taxes	53,818	52,134	(4,346)
Provision for income taxes	21,348	21,897	11,570

Income (loss) before cumulative effect of a change in accounting principle	32,470	30,237	(15,916)
Cumulative effect of a change in accounting principle (net of $2,368 and $179 income taxes)	(5,844)	286	—

Net income (loss)	$26,626	$30,523	$(15,916)

Basic earnings (loss) per share	$0.79	$0.92	$(0.46)

Diluted earnings (loss) per share	$0.77	$0.91	$(0.46)

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,560	$5,191
Accounts receivable (net of allowances of $7,046 and $5,400)	154,592	157,782
Inventories	112,431	102,011
Other current assets	15,060	6,098

Total current assets	288,643	271,082
Property, plant and equipment, at cost:
Land and buildings	195,579	206,069
Machinery and equipment	949,208	902,769
Transportation equipment	9,288	11,526
Leasehold improvements	9,521	9,159

	1,163,596	1,129,523
Less accumulated depreciation and amortization	(591,509)	(540,870)

Net property, plant and equipment	572,087	588,653
Goodwill, net	260,421	259,660
Other assets	52,582	45,018

	$1,173,733	$1,164,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,130	$79,596
Accrued compensation and benefits	39,457	35,863
Current maturities of debt	62,917	97,152
Other current liabilities	45,013	46,636

Total current liabilities	222,517	259,247
Long-term debt due after one year	390,323	388,487
Adjustment for fair value hedge	19,751	8,603

Total long-term debt, less current maturities	410,074	397,090
Deferred income taxes	84,345	87,993
Other long-term items	51,650	17,323
Commitments and contingencies (Notes 6 and 10)
Shareholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $.01 par value; 175,000,000 shares authorized; 34,346,467 and 22,968,317 outstanding at September 30, 2002 and 2001, respectively
Class B common stock, $.01 par value; 60,000,000 shares authorized; zero and 10,601,346 outstanding at September 30, 2002 and 2001, respectively	343	335
Capital in excess of par value	141,235	130,640
Deferred compensation	(2,267)	(1,421)
Retained earnings	298,279	282,117
Accumulated other comprehensive loss	(32,443)	(8,911)

Total shareholders’ equity	405,147	402,760

	$1,173,733	$1,164,413

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Class A and Class B					Other
	Common Stock		Capital in			Comprehensive
			Excess of	Deferred	Retained	(Loss)
	Shares	Amount	Par Value	Compensation	Earnings	Income	Total

	(In thousands, except share and per share data)
Balance at October 1, 1999	34,957,582	$350	$132,048	$—	$303,287	$(3,521)	$432,164
Comprehensive loss:
Net loss	—	—	—	—	(15,916)	—	(15,916)
Foreign currency translation adjustments	—	—	—	—	—	(1,064)	(1,064)

Comprehensive loss	—	—	—	—	—	—	(16,980)
Cash dividends — $.30 per share	—	—	—	—	(10,384)	—	(10,384)
Issuance of common stock	551,449	5	3,743	—	—	—	3,748
Purchases of Class A common stock	(2,125,268)	(21)	(8,109)	—	(14,115)	—	(22,245)

Balance at September 30, 2000	33,383,763	334	127,682	—	262,872	(4,585)	386,303
Comprehensive income:
Net income	—	—	—	—	30,523	—	30,523
Foreign currency translation adjustments	—	—	—	—	—	(3,587)	(3,587)
Net unrealized loss on derivative instruments (net of $171 tax)	—	—	—	—	—	(274)	(274)
Minimum pension liability (net of $291 tax)	—	—	—	—	—	(465)	(465)

Comprehensive income	—	—	—	—	—	—	26,197
Income tax benefit from exercise of stock options	—	—	60	—	—	—	60
Shares granted under restricted stock plan	140,000	1	1,574	(1,575)	—	—	—
Compensation expense under restricted stock plan	—	—	—	154	—	—	154
Cash dividends — $.30 per share	—	—	—	—	(10,007)	—	(10,007)
Issuance of common stock	320,200	3	2,374	—	—	—	2,377
Purchases of Class A common stock	(274,300)	(3)	(1,050)	—	(1,271)	—	(2,324)

Balance at September 30, 2001	33,569,663	335	130,640	(1,421)	282,117	(8,911)	402,760
Comprehensive income:
Net income	—	—	—	—	26,626	—	26,626
Foreign currency translation adjustments	—	—	—	—	—	(749)	(749)
Net unrealized income on derivative instruments (net of $258 tax)	—	—	—	—	—	425	425
Minimum pension liability (net of $14,065 tax)	—	—	—	—	—	(23,208)	(23,208)

Comprehensive income	—	—	—	—	—	—	3,094
Income tax benefit from exercise of stock options	—	—	1,283	—	—	—	1,283
Shares granted under restricted stock plan	100,000	1	1,818	(1,819)	—	—	—
Compensation expense under restricted stock plan	—	—	—	858	—	—	858
Restricted stock grant cancelled	(8,333)	—	(115)	115	—	—	—
Cash dividends — $.30 per share	—	—	—	—	(10,183)	—	(10,183)
Issuance of common stock	685,137	7	7,609	—	(281)	—	7,335

Balance at September 30, 2002	34,346,467	$343	$141,235	$(2,267)	$298,279	$(32,443)	$405,147

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2001	2000

	(In thousands)
Operating activities:
Net income (loss)	$26,626	$30,523	$(15,916)
Items in income (loss) not affecting cash:
Depreciation and amortization	72,521	77,593	77,061
Deferred income taxes	5,617	6,609	316
Income tax benefit of employee stock options	1,283	60	—
Deferred compensation expense	858	154	—
Gain on disposal of plant and equipment and other, net	(16)	(432)	(517)
Minority interest in income of consolidated subsidiary	2,971	2,439	4,980
Equity in loss from joint venture	318	2,004	—
Pension funding more than expense	(7,365)	—	—
Impairment loss and other non-cash charges	19,513	6,443	49,700
Change in operating assets and liabilities:
Accounts receivable	4,329	(2,218)	(17,374)
Inventories	(7,726)	(3,565)	(5,362)
Other assets	7,056	2,971	(2,151)
Accounts payable	(4,542)	1,976	11,690
Accrued liabilities	(3,885)	21,470	17

Cash provided by operating activities	117,558	146,027	102,444
Investing activities:
Capital expenditures	(77,640)	(72,561)	(94,640)
Purchase of businesses	(25,351)	—	—
Cash contributed to joint venture	(1,720)	(9,627)	(7,133)
Proceeds from sale of property, plant and equipment	11,538	1,034	2,209
(Increase) decrease in unexpended industrial revenue bond proceeds	(1,944)	1,264	(1,779)

Cash used for investing activities	(95,117)	(79,890)	(101,343)
Financing activities:
Proceeds from issuance of public debt	—	250,000	—
Net (repayments) additions to revolving credit facilities	(5,600)	(385,000)	32,147
Additions to debt	18,417	120,540	5,454
Repayments of debt	(45,216)	(34,720)	(1,626)
Proceeds from monetizing swap contracts	17,096	—	—
Debt issuance costs	(155)	(2,936)	(1,811)
Issuances of common stock	7,335	2,377	3,748
Purchases of common stock	—	(2,324)	(22,245)
Cash dividends paid to shareholders	(10,183)	(10,007)	(10,384)
Distribution to minority interest	(3,675)	(4,480)	(5,425)

Cash used for financing activities	(21,981)	(66,550)	(142)
Effect of exchange rate changes on cash	909	155	(48)

Increase (decrease) in cash and cash equivalents	1,369	(258)	911
Cash and cash equivalents at beginning of year	5,191	5,449	4,538

Cash and cash equivalents at end of year	$6,560	$5,191	$5,449

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$21,908	$7,138	$16,655
Interest, net of amounts capitalized	26,066	31,676	36,228

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Summary of Significant Accounting Policies

Description of Business

      Rock-Tenn Company (“the Company”) manufactures and distributes folding cartons, solid fiber interior packaging, plastic packaging, corrugated containers, merchandising displays, laminated paperboard products, 100% recycled clay-coated and specialty paperboard and recycled corrugating medium primarily to nondurable goods producers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days. The Company serves a diverse customer base primarily in North America and, therefore, has limited exposure from credit loss to any particular customer or industry segment.

Consolidation

      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investment in Corporate Joint Venture

      The Company uses the equity method to account for its 49% investment in Seven Hills Paperboard, LLC, a joint venture with Lafarge Corporation. Under the equity method, the investment is initially recorded at cost, then reduced by distributions and increased or decreased by the investor’s proportionate share of the investee’s net earnings or loss. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership. Under the terms of the Seven Hills joint venture arrangement, Lafarge Corporation is required to purchase all of the gypsum paperboard liner produced by Seven Hills.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and the differences could be material.

Revenue Recognition

      The Company generally recognizes revenue at the time of shipment. In limited circumstances, the Company ships goods on a consignment basis and recognizes revenue when title to the goods passes to the buyer.

Shipping and Handling Costs

      The Company classifies shipping and handling costs as a component of cost of goods sold. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Derivatives

      The Company enters into a variety of derivative transactions. The Company uses interest rate cap agreements and interest rate swap agreements to manage the interest rate characteristics of a portion of its outstanding debt. The Company uses forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to its receivables denominated in Canadian dollars. The Company also uses commodity swap agreements to limit exposure to falling sales prices and rising raw material costs.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Gains or losses on the termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Fair value of cash flow hedges are included in other long-term liabilities and other assets on the balance sheet.

Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair market values.

Inventories

      Substantially all U.S. inventories are valued at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. All other inventories are valued at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. These other inventories represent approximately 13.2% and 12.8% of FIFO cost of all inventory at September 30, 2002 and 2001, respectively.

      Inventories at September 30, 2002 and 2001 are as follows (in thousands):

	September 30,

	2002	2001

Finished goods and work in process	$85,012	$79,357
Raw materials	37,637	35,488
Supplies	14,344	11,631

Inventories at FIFO cost	136,993	126,476
LIFO reserve	(24,562)	(24,465)

Net inventories	$112,431	$102,011

      It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity. During fiscal 2002, 2001 and 2000, the Company capitalized interest of approximately $477,000, $1,541,000 and $1,097,000, respectively. For financial

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting purposes, depreciation and amortization are provided on both the declining balance and straight-line methods over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-20 years
Transportation equipment	3-8 years
Leasehold improvements	Term of lease

      Depreciation expense for fiscal 2002, 2001 and 2000 was approximately $70,476,000, $67,020,000 and $66,267,000, respectively.

Basic and Diluted Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended September 30,

	2002	2001	2000

Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$32,470	$30,237	$(15,916)
Cumulative effect of a change in accounting principle, net of tax	(5,844)	286	—

Reported net income (loss)	26,626	30,523	(15,916)
Add back: Goodwill amortization, net of tax	—	7,802	8,302

Adjusted net income (loss)	$26,626	$38,325	$(7,614)

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares	$33,809	$33,297	$34,524
Effect of dilutive stock options and restricted stock awards	564	132	—

Denominator for diluted earnings (loss) per share — weighted average shares and assumed conversions	$34,373	$33,429	$34,524

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.96	$0.91	$(0.46)
Cumulative effect of a change in accounting principle, net of tax	(0.17)	0.01	—

Reported net income (loss) per share — basic	0.79	0.92	(0.46)
Add back: Goodwill amortization, net of tax	—	0.23	0.24

Adjusted net income (loss)	$0.79	$1.15	$(0.22)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.94	$0.90	$(0.46)
Cumulative effect of a change in accounting principle, net of tax	(0.17)	0.01	—

Reported net income (loss) per share — diluted	0.77	0.91	(0.46)
Add back: Goodwill amortization, net of tax	—	0.23	0.24

Adjusted net income (loss)	$0.77	$1.14	$(0.22)

      Common stock equivalents were antidilutive in fiscal 2000 and, therefore, were excluded from the computation of weighted average shares used in computing diluted loss per share.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

      The Company has classified as goodwill the excess of the acquisition cost over the fair values of the net assets of businesses acquired. Beginning in fiscal 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. During fiscal 2001, goodwill was amortized on a straight-line basis over periods ranging from 20 to 40 years.

      Other intangible assets primarily represent costs allocated to noncompete agreements, financing costs and patents. These assets are amortized on a straight-line basis over their estimated useful lives. Accumulated amortization relating to intangible assets, excluding goodwill, was approximately $7,260,000 and $8,405,000 at September 30, 2002 and 2001, respectively, as follows (in thousands):

	September 30,

	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Noncompete agreements	$7,771	$(4,410)	$9,697	$(5,881)
Bond costs	6,667	(2,601)	7,029	(2,189)
Patents	791	(29)	190	(190)
Trademark	270	(7)	—	—
Other	320	(213)	145	(145)

Total	$15,819	$(7,260)	$17,061	$(8,405)

      During fiscal 2002, aggregate amortization expense was $2,045,000. Estimated amortization expense for the succeeding five years is as follows (in thousands):

2003	$1,820
2004	1,713
2005	1,510
2006	1,012
2007	591

Asset Impairment

      The Company generally accounts for long-lived asset impairment under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the estimated expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss is based on the estimated fair value of the asset. Long-lived assets to be disposed of are generally recorded at the lower of their carrying amount or estimated fair value less cost to sell.

Foreign Currency Translation

      Assets and liabilities of the Company’s foreign operations are generally translated from the foreign currency at the rate of exchange in effect as of the balance sheet date. Earnings from foreign operations are indefinitely reinvested in the respective operations. Revenues and expenses are generally translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are reflected in shareholders’ equity.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss is comprised of the following, net of taxes (in thousands):

	September 30,

	2002	2001

Foreign currency translation	$(8,921)	$(8,172)
Net unrealized income (loss) on derivative instruments	151	(274)
Minimum pension liability	(23,673)	(465)

Total accumulated other comprehensive loss	$(32,443)	$(8,911)

New Accounting Standards

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will adopt this accounting standard for all exit or disposal activities initiated after December 31, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of October 1, 2002 and does not expect the pronouncement to have a material impact on the consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and determined that $8,212,000 of the total goodwill associated with its laminated paperboard products business was impaired. As a result, the Company recognized a charge of $5,844,000, net of tax, from the cumulative effect of a change in accounting principle.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for special hedge accounting treatment. The Company adopted SFAS 133 in the first quarter of fiscal 2001, resulting in income of $286,000, net of tax, from the cumulative effect of a change in accounting principle.

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Acquisitions, Plant Closings and Other Matters

Acquisitions

      During fiscal 2002, the Company acquired substantially all of the assets of Athena Industries, Inc., a designer and manufacturer of permanent point-of-purchase displays and fixtures with expertise in wire and metal fabrication located in Burr Ridge, Illinois, and certain assets of Advertising Display Company, Inc., a producer of temporary and permanent point-of-purchase displays, including its display operations in Memphis, Tennessee. The results of operations of Athena Industries and Advertising Display Company have been included in the consolidated statements of operations of the Company after March 21, 2002 and November 30, 2001, respectively, the dates of acquisition.

      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” these acquisitions are accounted for under the purchase method of accounting, which requires the Company to record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. Total cash consideration paid for the acquisitions was $25,351,000. Additional contingent cash consideration of up to an aggregate of $1,250,000 may be paid based on the achievement of gross profit goals through calendar year 2003. Final adjustments to the purchase price will be made based on finalization of the amount of working capital acquired. Estimated goodwill of approximately $8,973,000, which is deductible for tax purposes, was recorded in connection with the acquisitions in the Company’s merchandising displays and corrugated packaging segment. The pro forma impact of the acquisitions is not material to the financial results for the year ended September 30, 2002.

Plant Closing and Other Costs

      During fiscal 2002, the Company incurred plant closing and other costs related to announced facility closings. The cost of employee terminations is generally accrued at the time of notification to the employees. Certain other costs, such as moving and relocation costs, are expensed as incurred. These plant closing costs include the closing of a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, the Company incurred charges of $11,553,000 during fiscal 2002 which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. Payments of $367,000 were made during fiscal 2002. The remaining liability at September 30, 2002 is approximately $2,333,000. Facilities closed during fiscal 2002 had combined revenues of $40,400,000, $57,228,000 and $63,094,000 for fiscal years 2002, 2001 and 2000, respectively. Facilities closed during the year had combined losses of $5,446,000 and $228,000 during fiscal 2002 and 2001, respectively, and combined operating income during fiscal 2000 of $1,198,000. The Company has consolidated the operations of the Vineland laminated paperboard products plant and will consolidate the operations of the Dothan corrugating plant and the El Paso folding carton plant into other existing facilities.

      During fiscal 2002, the Company decided to permanently shut down its specialty paper machine at its Dallas, Texas mill and its No. 1 paper machine at its Lynchburg, Virginia specialty mill, and determined that certain equipment in its folding carton division was impaired. As a result, the Company incurred impairment charges of $6,057,000 during fiscal 2002.

      During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, the Company incurred charges of $1,316,000 and $6,191,000 during fiscal 2002 and 2001, respectively, which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. The Company made payments of $1,440,000 and $792,000 during fiscal 2002 and 2001, respectively, and made an accrual adjustment of $218,000 to increase the liability during fiscal 2002. The remaining liability at September 30, 2002 is $252,000. Facilities closed during

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2001 had combined revenues of $24,623,000 and $36,943,000 for fiscal years 2001 and 2000, respectively. Operating losses incurred at the Augusta folding plant amounted to $288,000 and $326,000 for fiscal 2001 and 2000, respectively, and operating income at the Eaton partition plant was $646,000 and $1,909,000 for fiscal years 2001 and 2000, respectively. The Company has consolidated the operations of the Augusta folding plant and the Eaton interior packaging plant into other existing facilities.

      During fiscal 2000, the Company closed a laminated paperboard products plant in Lynchburg, Virginia and folding carton plants in Chicago, Illinois, Norcross, Georgia and Madison, Wisconsin. The closures resulted in the termination of approximately 550 employees. In connection with these closings, the Company incurred charges of $61,130,000 during fiscal 2000, which consisted mainly of asset impairment, severance, equipment relocation, lease write-downs and other related expenses, including business interruption and other inefficiencies. Of the $61,130,000, $46,037,000 represented asset impairment charges related to the determination of material diminution in the value of assets, including goodwill of $25,432,000 (which is not deductible for tax purposes), relating to the Company’s two folding carton plants that use web offset technology as well as assets relating to the other closed facilities. The Company made payments of $712,000, $2,380,000 and $12,593,000 in fiscal 2002, 2001 and 2000, respectively. The Company has a nominal remaining liability at September 30, 2002. Facilities closed during fiscal 2000 had combined revenues and operating losses of $72,037,000 and $5,587,000, respectively, in fiscal 2000. The Company has consolidated the operations of these closed plants into other existing facilities.

      During fiscal 2000, the Company decided to remove certain equipment from service primarily in its laminated paperboard products division. As a result of this decision, the Company incurred impairment charges of $4,622,000 related to this equipment.

Note 3.     Shareholders’ Equity

Capitalization

      The Company’s capital stock consists of Class A common stock (“Class A Common”) with holders entitled to one vote per share.

      During fiscal 2002, the Company’s Class B common stock (“Class B Common”), which entitled holders to 10 votes per share, was eliminated. On May 17, 2002, various executive officers and members of the Company’s Board of Directors delivered a notice to the Company of their election to convert the shares of Class B Common owned by them into shares of Class A Common pursuant to the Company’s Restated and Amended Articles of Incorporation (“Articles of Incorporation”). Because the shares of Class B Common outstanding following such conversion represented less than 15% of the total outstanding shares of the Company’s common stock, pursuant to the Articles of Incorporation, the remaining shares of Class B Common were subject to automatic conversion into shares of Class A Common. On June 30, 2002, each of the Company’s 9,634,899 shares of issued and outstanding shares of Class B Common, par value $0.01 per share, were automatically converted into one share of Class A Common, thus eliminating all Class B Common. Approximately 978,000 shares of Class B Common were converted to shares of Class A Common during fiscal 2002 prior to the automatic conversion on June 30, 2002. During fiscal 2001 and 2000, respectively, approximately 752,000 and 285,000 Class B Common shares were converted to Class A Common shares. The Company’s Articles of Incorporation do not authorize any further issuance of shares of Class B Common.

      The Company also has authorized preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by the Board of Directors upon any issuance of such shares.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Plan

      In November 2000, the Executive Committee of the Board of Directors amended the Company’s stock repurchase plan to allow for the repurchase from time to time prior to July 31, 2003 of a maximum of 2,143,332 shares of Class A Common. During fiscal 2002, the Company did not repurchase any shares of Class A Common. During fiscal 2001, the Company repurchased 274,300 shares of Class A Common of which 270,000 shares were purchased under the original plan and 4,300 were purchased under the amended plan. The Company repurchased 2,125,268 shares of Class A Common during fiscal 2000. As of September 30, 2002, the Company has 2,139,032 shares available for repurchase prior to July 31, 2003.

Stock Option Plans

      The Company’s 2000 Incentive Stock Plan, approved in January 2001, allows for the granting of options to certain key employees for the purchase of a maximum of 2,200,000 shares of Class A Common. Options which have been granted under this plan vest in increments over a period of up to three years and have ten-year terms.

      The Company’s 1993 Stock Option Plan allows for the granting of options to certain key employees for the purchase of a maximum of 3,700,000 shares of Class A Common. Options which have been granted under this plan vest in increments over a period of up to three years and have ten-year terms.

      The Incentive Stock Option Plan, the 1987 Stock Option Plan and the 1989 Stock Option Plan provided for the granting of options to certain key employees for an aggregate of 4,320,000 shares of Class A Common and 1,440,000 shares of Class B Common. The Company will not grant any additional options under the Incentive Stock Option Plan, the 1987 Stock Option Plan or the 1989 Stock Option Plan.

      As a result of the elimination of Class B Common during fiscal 2002, any outstanding options to purchase shares of Class B Common have been converted to options to purchase Class A Common.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair values for the options granted subsequent to September 30, 1995 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected Term in Years	8	8	10
Expected Volatility	43.7%	42.2%	41.4%
Risk-Free Interest Rate	1.8%	3.5%	5.9%
Dividend Yield	1.8%	3.0%	2.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair values estimate, in

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its employee stock options.

      The estimated weighted average fair value of options granted during fiscal 2002, 2001 and 2000 with option prices equal to the market price on the date of grant was $6.14, $4.21 and $4.41, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for earnings per share information):

	2002	2001	2000

Pro forma net income (loss)	$23,493	$27,028	$(19,609)
Pro forma earnings (loss) per share
Basic	0.69	0.81	(0.57)
Diluted	0.68	0.81	(0.57)

      The table below summarizes the changes in all stock options during the periods indicated:

	Class B Common			Class A Common

			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares	Price Range	Price	Shares	Price Range	Price

Options outstanding at October 1, 1999	165,919	$4.33-7.45	$5.90	3,000,240	$4.32-20.31	$14.52
Exercised or forfeited	(120,379)	$4.33-7.45	$5.57	(486,560)	$4.32-20.31	$9.83
Granted	—	—	—	1,003,600	$8.93-14.25	$9.19

Options outstanding at September 30, 2000	45,540	$6.09-7.45	$6.78	3,517,280	$6.06-20.31	$13.65
Exercised or forfeited	(6,600)	$6.09-7.45	$6.77	(864,856)	$6.06-20.31	$14.25
Granted	—	—	—	866,450	$8.00-11.90	$11.18

Options outstanding at September 30, 2001	38,940	$6.09-7.45	$6.78	3,518,874	$6.06-20.31	$12.34
Exercised or forfeited	(25,740)	$6.09-7.45	$6.44	(778,079)	$6.06-20.31	$12.42
Granted	—	—	—	643,333	$16.51-18.19	$18.13
Converted	(13,200)	$7.45	$7.45	13,200	$7.45	$7.45

Options outstanding at September 30, 2002	—	—	—	3,397,328	$7.42-20.31	$13.90
Options exercisable at September 30, 2002	—	—	—	2,010,496	$7.42-20.31	$13.86
Options available for future grant at September 30, 2002	—	—	—	1,845,363	—	—

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning options outstanding and exercisable at September 30, 2002:

Class A Common

		Weighted		Weighted	Weighted
		Average		Average	Average
Range of	Number	Exercise	Number	Exercise	Remaining
Exercise Prices	Outstanding	Price	Exercisable	Price	Contractual Life

$7.42-7.45	39,600	$7.44	39,600	$7.44	0.8
$8.00-8.94	521,810	8.91	301,279	8.92	7.5
$10.25-11.73	995,785	11.19	464,517	11.15	8.0
$14.25-16.60	862,600	14.94	821,400	14.91	5.6
$18.19-20.31	977,533	18.68	383,700	19.43	7.5

	3,397,328	$13.90	2,010,496	$13.86	7.1

      Pursuant to the Company’s 2000 Incentive Stock Plan, the Company can award up to 500,000 shares of restricted Class A Common to employees. Sale of the stock awarded is restricted for two to five years from the date of grant, depending on vesting. Vesting of the stock occurs in increments of one-third beginning on the third anniversary of the date of grant. Accelerated vesting of a portion of the grant may occur based on the Company’s performance. During fiscal 2002 and 2001, respectively, the Company awarded 100,000 and 140,000 shares of Class A Common, which had a fair value at the date of grant of $1,819,000 and $1,575,000, respectively. Compensation under the plan is charged to earnings over the restriction period and amounted to $858,000 and $154,000 during fiscal 2002 and 2001, respectively. During fiscal 2002, accelerated vesting of one-third of the fiscal 2001 grant occurred due to achievement of performance targets.

Employee Stock Purchase Plan

      Under the Amended and Restated 1993 Employee Stock Purchase Plan, shares of Class A Common are reserved for purchase by substantially all qualifying employees of the Company. In fiscal 2002, 2001 and 2000, approximately 244,000, 294,000 and 314,000 shares, respectively, were purchased by employees under this plan. As of September 30, 2002, 521,621 shares of Class A Common were available for purchase.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Debt

      Debt, excluding the fair value of hedging instruments of $19,751,000 and $8,603,000 as of September 30, 2002 and 2001, respectively, consists of the following:

	September 30,

	2002	2001

	(In thousands)
8.20% notes, due August 2011, net of unamortized discount of $604 and $672(a)	$249,396	$249,328
7.25% notes, due August 2005, net of unamortized discount of $39 and $53(b)	99,961	99,947
Asset securitization facility(c)	60,000	88,600
Industrial revenue bonds, bearing interest at variable rates (3.0% at September 30, 2002), due through October 2036(d)	40,000	37,500
Revolving credit facility(e)	2,400	8,000
Other notes	1,483	2,264

	453,240	485,639
Less current maturities of debt	62,917	97,152

Long-term debt due after one year	$390,323	$388,487

(a)	In August 2001, the Company sold $250,000,000 in aggregate principal amount of its 8.20% notes due August 15, 2011 (the “2011 Notes”), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. The 2011 Notes were issued at a discount of $682,500 which is being amortized over its term. Debt issuance costs of approximately $2,136,000 are also being amortized over its term. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(b)	In August 1995, the Company sold $100,000,000 in aggregate principal amount of its 7.25% notes due August 1, 2005 (the “2005 Notes”). The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $908,000 are being amortized over the term of the 2005 Notes. In May 1995, the Company entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued in August 1995. The costs associated with the interest rate adjustment transaction of $1,530,000 are being amortized over the term of the 2005 Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%.

(c)	In November 2000, the Company entered into a $125,000,000 receivables-backed financing transaction (the “Receivables Financing Facility”), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. A bank provides a back-up liquidity facility. The effective interest rate was 2.73% and 3.53% as of September 30, 2002 and 2001, respectively. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Payments of principal and interest on these industrial revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictions on the Company similar to those described in (e) below exist under the terms of the agreements. The bonds are remarketed periodically based on the interest rate period selected by the Company. In the event the bonds cannot be remarketed, the bank has agreed to extend long-term financing to the Company in an amount sufficient to retire the bonds.

(e)	The Company has a revolving credit facility, provided by a syndicate of banks, which provides aggregate borrowing availability of up to $300,000,000 through fiscal 2005. Borrowings outstanding under the facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from .125% to .375% of the aggregate borrowing availability, based on the Company’s consolidated funded debt to EBITDA ratio. The borrowing rate and facility fees at September 2002 was 3.155% and .20%, respectively. The borrowing rate and facility fees at September 2001 was 4.5625% and .25%, respectively. Under the agreements covering this facility, restrictions exist as to the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. The Company is in compliance with such restrictions.

      As of September 30, 2002, the aggregate maturities of long-term debt for the succeeding five years are as follows (in thousands):

2003	$62,917
2004	330
2005	100,244
2006	6,088
2007	65
Thereafter	283,596

Total long-term debt	$453,240

      One of the Company’s Canadian subsidiaries has a revolving credit facility with a Canadian bank. The facility provides borrowing availability of up to Canadian $2,000,000 and can be renewed on an annual basis. There are no facility fees related to this arrangement. As of September 30, 2002 and 2001, there were no amounts outstanding under this facility.

      The Company also maintains a $24,800,000 synthetic lease facility. The facility expires in April 2004 unless it is extended pursuant to two five-year renewal terms. At September 30, 2002, obligations outstanding under this facility were $24,500,000. Since the resulting lease is an operating lease, no debt obligation is recorded on the Company’s balance sheet. During fiscal 2002, the Company paid approximately $790,000 and $79,000 in interest and facility fees, respectively. During fiscal 2001, the Company paid approximately $1,565,000 and $84,000 in interest and facility fees, respectively.

Note 5.     Financial Instruments

Long-Term Notes

      At September 30, 2002 and 2001, the fair market value of the 2005 Notes was approximately $105,970,000 and $101,546,000, respectively, based on quoted market prices. At September 30, 2002 and 2001, the fair market value of the 2011 Notes was approximately $280,425,000 and $250,113,000, respectively, based on quoted market price. The carrying amount for variable rate long-term debt approximates fair market value since the interest rates on these instruments are reset periodically.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

      The Company enters into a variety of derivative transactions. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company manages exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. The Company does not anticipate nonperformance of the counterparties.

      Derivative contracts that are an asset from the Company’s perspective are reported as other assets. Contracts that are liabilities from the Company’s perspective are recorded as other liabilities. For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The following is a summary of the fair value of derivative instruments outstanding as of September 30:

	2002	2001

	(In thousands)
Interest rate swaps (fair value hedges)(a)	$3,058	$8,603
Interest rate swaps (cash flow hedges)(b)	(198)	—
Interest rate swaps and caps (other)(c)	(87)	—
Foreign currency forwards(d)	47	—
Commodity swaps(e)	61	(2,399)

Net fair value of derivative contracts	$2,881	$6,204

(a)	Beginning in August 2001, the Company has used interest rate swaps to convert $200,000,000 of its 2005 and 2011 Notes’ fixed obligations to a floating rate. In August 2002, the Company monetized $100,000,000 of its 2005 interest rate swaps and $100,000,000 of its 2011 interest rate swaps. This was done by terminating the existing interest rate swap and entering into a comparable replacement swap at then-current market levels. In doing so, the Company received proceeds of $12,401,000, net of accruals. In September 2002, the Company again monetized $100,000,000 of its 2011 interest rate swaps and received proceeds of $4,695,000, net of accruals. The resulting gains are being amortized over the original contract life as a reduction of interest expense. The unamortized gains on these terminations of $16,693,000 as of September 30, 2002 are included in the adjustment for fair value hedge on the consolidated balance sheet, along with the fair value of swap contracts outstanding as of September 30, 2002 and 2001. As of September 30, 2002, the adjusted interest rates on the 2005 and 2011 Notes were three month LIBOR plus 3.95% and 3.865%, respectively.

(b)	In May 2002, the Company entered into an interest rate swap agreement to convert $50,000,000 of short-term debt from a floating rate to a fixed rate of 2.445%.

(c)	In May 2002, the Company entered into interest rate agreements to cap the three-month LIBOR interest rate at 4.0% for $150,000,000 of borrowings. Also, in May 2002, the Company entered into an interest rate swap to manage $25,000,000 of short-term debt from a floating rate to a fixed rate of 2.445%. These cap and swap agreements are not designated as hedges and are recorded at fair value, with gains or losses immediately recognized in interest expense.

(d)	In May 2002, the Company entered into a foreign currency forward contract to limit exposure to fluctuations in Canadian foreign currency rates with respect to receivables denominated in Canadian dollars.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Beginning in fiscal 2001 and during fiscal 2002, the Company entered into commodity swap agreements to limit the exposure to falling sales prices and rising raw material costs. As of September 30, 2002, the Company has certain commodity swaps that hedge the selling prices on a total of 4,500 tons of recycled corrugated medium each quarter and expire during fiscal 2003. The Company also has other commodity swaps that hedge the raw material costs on a total of 1,500 tons of old corrugated containers, or “OCC,” each quarter and expire during fiscal 2003.

Note 6.     Leases and Other Agreements

      The Company leases certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

      As of September 30, 2002, future minimum lease payments, including certain maintenance charges on transportation equipment, under all noncancelable leases, and the operating leases under a synthetic lease facility are as follows (in thousands):

2003	$11,213
2004	7,860
2005	4,960
2006	4,019
2007	3,709
Thereafter	26,313

Total future minimum lease payments	$58,074

      Rental expense for the years ended September 30, 2002, 2001 and 2000 was approximately $16,756,000, $16,670,000 and $16,157,000, respectively, including lease payments under cancelable leases.

Note 7.     Income Taxes

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions for income taxes consist of the following components (in thousands):

	Year Ended September 30,

	2002	2001	2000

Current income taxes:
Federal	$11,098	$12,470	$8,259
State	2,363	1,196	1,228
Foreign	2,270	1,622	1,767

Total current	15,731	15,288	11,254

Deferred income taxes:
Federal	5,055	5,861	96
State	397	503	8
Foreign	165	245	212

Total deferred	5,617	6,609	316

Provision for income taxes	$21,348	$21,897	$11,570

      The differences between the statutory federal income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended September 30,

	2002	2001	2000

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	2.9	(1.0)
Non-deductible amortization and write-off of goodwill (See Note 2)	—	4.1	(283.3)
Other, net (primarily non-taxable items)	0.6	—	(16.9)

Effective tax rate	39.7%	42.0%	(266.2)%

      The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in thousands):

	September 30,

	2002	2001

Deferred income tax assets:
Accruals and allowances	$9,485	$8,723
Minimum pension liability	14,065	291
Other	9,832	2,207

Total	33,382	11,221

Deferred income tax liabilities:
Property, plant and equipment	89,428	84,898
Deductible intangibles	4,418	3,146
Inventory and other	16,713	11,170

Total	110,559	99,214

Net deferred income tax liability	$77,177	$87,993

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,

	2002	2001

Current deferred tax asset	$7,168	$6,319
Long-term deferred tax liability	84,345	94,312

Net deferred income tax liability	$77,177	$87,993

      The Company has not recorded any valuation allowances for deferred income tax assets.

      The components of the income (loss) before income taxes are (in thousands):

	Year Ended September 30,

	2002	2001	2000

United States	$36,179	$46,319	$(10,516)
Cumulative effect of a change in accounting principle	8,212	(465)	—

	44,391	45,854	(10,516)
Foreign	9,427	6,280	6,170

Income (loss) before income taxes	$53,818	$52,134	$(4,346)

Note 8.     Retirement Plans

      The Company has a number of defined benefit pension plans covering essentially all employees who are not covered by certain collective bargaining agreements. The benefits are based on years of service and, for certain plans, compensation. The Company’s practice is to fund amounts deductible for federal income tax purposes.

      In addition, under several labor contracts, the Company makes payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s projected benefit obligation, fair value of assets and net periodic pension cost include the following components (in thousands):

	Year Ended September 30,

	2002	2001

Projected benefit obligation at beginning of year	$191,445	$175,093
Service cost	6,220	6,044
Interest cost on projected benefit obligations	15,251	14,358
Amendments	895	1,933
Curtailment gain	(291)	—
Actuarial loss	15,216	2,113
Acquisitions	—	(90)
Benefits paid	(8,702)	(8,006)

Projected benefit obligation at end of year	$220,034	$191,445

Fair value of assets at beginning of year	$182,725	$201,245
Actual loss on plan assets	(15,974)	(11,824)
Employer contribution	12,483	1,310
Benefits paid	(8,702)	(8,006)

Fair value of assets at end of year	$170,532	$182,725

Funded status	$(49,502)	$(8,720)
Net unrecognized loss	54,027	6,741
Unrecognized prior service cost	1,035	174

Net prepaid (accrued) pension cost included in consolidated balance sheets	$5,560	$(1,805)

      For fiscal 2002, the net prepaid pension cost of $5,560,000 consists of accrued pension cost of $1,930,000 and prepaid pension cost of $7,490,000. For fiscal 2001, the net accrued pension cost of $1,805,000 consists of accrued pension cost of $6,527,000 and prepaid pension cost of $4,722,000.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts required to be recognized in the consolidated statements of operations are as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Service cost	$6,220	$6,044	$6,358
Interest cost on projected benefit obligations	4	14,358	13,268
	15,251
Expected return on plan assets	(16,396)	(17,822)	(18,595)
Net amortization of the initial asset	—	(198)	(330)
Net amortization of loss (gain)	5	(403)	(1,867)
Net amortization of prior service cost	(41)	(54)	(97)
Curtailment loss	79	386	—

Total Company defined benefit plan expense (income)	5,118	2,311	(1,263)
Multi-employer plans for collective bargaining employees	187	255	254

Net periodic pension cost (income)	$5,305	$2,566	$(1,009)

      The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25%, 7.75% and 8.00% as of September 30, 2002, 2001 and 2000, respectively. The expected increase in compensation levels used in determining the actuarial present value of the projected benefit obligations was 3.0% as of September 30, 2002 and 4.0% as of September 30, 2001 and 2000. The expected long-term rate of return on assets used in determining pension expense was 9.0% for all years presented. The projected benefit obligations, accumulated benefit obligation and fair value of assets for underfunded plans was $220,033,000, $207,533,000 and $170,531,000, respectively, as of September 30, 2002. As a result, the Company recognized an intangible asset in the amount of $4,532,000 and accumulated other comprehensive loss of $23,208,000, net of tax, for fiscal 2002. The projected benefit obligations, accumulated benefit obligation and fair value of assets for underfunded plans was $35,770,000, $32,064,000, and $27,768,000, respectively, as of September 30, 2001. As a result, the Company recorded an intangible asset in the amount of $1,528,000 and made an adjustment to accumulated other comprehensive income of $465,000, net of tax, for fiscal 2001. There were no underfunded plans as of September 30, 2000.

      The Company maintains an employee savings plan which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the plan. During fiscal 2002, 2001 and 2000, the Company recorded matching expense, net of forfeitures, of $4,399,000, $4,169,000 and $3,357,000, respectively, related to the plan.

      The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides unfunded supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the plan of $156,000, $148,000 and $161,000 was recorded for the years ended September 30, 2002, 2001 and 2000, respectively. Amounts accrued as of September 30, 2002 and 2001 related to the plan were $1,251,000 and $1,113,000, respectively.

Note 9.     Related Party Transactions

      A director of the Company is the chairman and a significant shareholder of the insurance agency that brokers a portion of insurance for the Company. The insurance premiums paid by the Company may vary

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significantly from year to year with the claims arising during such years. For the years ended September 30, 2002, 2001 and 2000, payments were approximately $4,497,000, $2,923,000 and $2,565,000, respectively.

Note 10.     Commitments and Contingencies

Capital Additions

      Estimated costs for completion of authorized capital additions under construction as of September 30, 2002 total approximately $10,000,000.

Environmental and Other Matters

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

      The Company does not believe that future compliance with these environmental laws and regulations will have a material adverse effect on its results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, the Company’s compliance and remediation costs could increase materially. In addition, the Company cannot currently assess with certainty the impact that the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act will have on its operations or capital expenditure requirements. However, the Company believes that any such impact or capital expenditures will not have a material adverse effect on its results of operations, financial condition or cash flows.

      Excluding costs related to wastewater treatment system improvements at a paperboard mill in Otsego, Michigan discussed in the next paragraph, the Company estimates that it will spend up to $1,000,000 for capital expenditures during fiscal year 2003 in connection with matters relating to environmental compliance. The Company also may be required to upgrade certain waste water treatment equipment at one of its facilities during the next twelve months at a cost ranging from approximately $100,000 to $400,000. In addition, the Company may need to modify or replace the coal-fired boilers at two of its facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. The Company estimates these improvements could cost from $4,000,000 to $6,000,000. If required, the Company anticipates those costs to be incurred within the next three years.

      On February 9, 1999, the Company received a letter from the Michigan Department of Environmental Quality, which it refers to as MDEQ, in which the MDEQ alleged that the Company was in violation of the Michigan Natural Resources and Environmental Protection Act, as well as the facility’s wastewater discharge permit at one of its Michigan facilities. The letter alleged that the Company exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that the Company is liable for contamination contained on the facility property as well as for contributing contamination to the Kalamazoo River site. The letter requested that the Company commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. The Company has entered into an administrative consent order pursuant to which improvements are being made to the facility’s wastewater treatment system and the Company has paid a $75,000 settlement amount. The Company has also agreed to

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay in three equal installments an additional amount of $30,000 for past and future oversight costs incurred by the State of Michigan. The first two installments have been made, with the last installment to be made during fiscal year 2003. The cost of making upgrades to the wastewater treatment systems is estimated to be up to $3,100,000, of which the Company has incurred $1,000,000 as of September 30, 2002. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on the part of the Company. The order was completed during the first quarter of fiscal 2002. To date, the MDEQ has not made any other demand regarding the Company’s alleged liability for contamination at the Kalamazoo River site.

      The Company has been identified as a potentially responsible party, which it refers to as a PRP, at ten active “superfund” sites pursuant to CERCLA or comparable state statutes. No remediation costs or allocations have been determined with respect to such sites other than costs that were not material to the Company. Based upon currently available information and the opinions of the Company’s environmental compliance managers and general counsel, although there can be no assurance, the Company believes that any liability it may have at any site will not have a material adverse effect on its results of operations, financial condition or cash flows.

Other Contingencies

      Subsequent to the Company’s fiscal year ended September 30, 2002, a significant customer of the Company’s packaging segment announced that it is experiencing financial difficulties. Although the outcome of this customer’s financial position is still uncertain, the Company’s exposure to this customer is approximately $5,958,000 as of September 30, 2002.

Note 11.     Segment Information

      The Company reports three business segments. The packaging products segment consists of facilities that produce folding cartons, interior packaging and thermoformed plastic packaging. The merchandising displays and corrugated packaging segment consists of facilities that produce displays and corrugated containers. The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium and laminated paperboard products and that collect recovered paper.

      Certain operations included in the packaging products and paperboard segments are located in foreign countries and had operating income of $8,888,000, $7,411,000, and $7,179,000 for fiscal years ended September 30, 2002, 2001 and 2000, respectively. For fiscal 2002, foreign operations represented approximately 5.6%, 8.3% and 5.8% of total net sales to unaffiliated customers, total income from operations and total identifiable assets, respectively. For fiscal 2001, foreign operations represented approximately 5.6%, 6.2% and 5.9% of total net sales to unaffiliated customers, total income from operations and total identifiable assets, respectively. For fiscal 2000, foreign operations represented approximately 5.1%, 19.7% and 5.9% of total net sales to unaffiliated customers, total income from operations and total identifiable assets, respectively. As of September 30, 2002, 2001 and 2000, the Company had foreign long-lived assets of $33,795,000, $34,578,000, and $33,756,000, respectively.

      The Company evaluates performance and allocates resources based, in part, on profit or loss from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Intersegment sales are accounted for at prices that approximate market prices. Intercompany profit is eliminated at the consolidated level. For segment reporting purposes, the Company’s equity in income (loss) from its unconsolidated joint venture, as well as the Company’s investment in the joint venture, are included in the results for the paperboard segment.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):

	Years Ended September 30,

	2002	2001	2000

Net sales (aggregate):
Packaging Products	$790,210	$806,107	$797,399
Merchandising Displays and Corrugated Packaging	290,133	263,395	238,822
Paperboard	516,181	524,551	588,489

Total	$1,596,524	$1,594,053	$1,624,710

Less net sales (intersegment):
Packaging Products	$3,297	$3,474	$5,294
Merchandising Displays and Corrugated Packaging	5,062	5,615	5,334
Paperboard	151,618	143,332	150,794

Total	$159,977	$152,421	$161,422

Net sales (unaffiliated customers):
Packaging Products	$786,913	$802,633	$792,105
Merchandising Displays and Corrugated Packaging	285,071	257,780	233,488
Paperboard	364,563	381,219	437,695

Total	$1,436,547	$1,441,632	$1,463,288

Segment income:
Packaging Products	$50,488	$48,074	$39,724
Merchandising Displays and Corrugated Packaging	32,813	30,246	27,629
Paperboard	24,093	41,633	51,380

	107,394	119,953	118,733
Goodwill amortization	—	(8,569)	(9,069)
Plant closing and other costs	(18,237)	(16,893)	(65,630)
Other non-allocated expenses	(6,425)	(5,406)	(8,243)
Interest expense	(26,399)	(35,042)	(35,575)
Interest and other income	456	530	418
Minority interest in consolidated subsidiary	(2,971)	(2,439)	(4,980)

Income (loss) before income taxes	$53,818	$52,134	$(4,346)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,

	2002	2001	2000

Identifiable assets:
Packaging Products	$419,692	$423,041	$429,422
Merchandising Displays and Corrugated Packaging	152,503	132,122	130,126
Paperboard	566,895	582,364	585,985
Corporate	34,643	26,886	13,430

Total	$1,173,733	$1,164,413	$1,158,963

Goodwill
Packaging Products	$28,489	$28,489	$29,923
Merchandising Displays and Corrugated Packaging	27,974	19,001	20,426
Paperboard	203,958	212,170	218,177

Total	$260,421	$259,660	$268,526

Depreciation and amortization (excluding goodwill):
Packaging Products	$29,897	$28,819	$29,868
Merchandising Displays and Corrugated Packaging	9,716	8,658	7,702
Paperboard	29,756	28,627	27,246
Corporate	3,152	2,920	3,176

Total	$72,521	$69,024	$67,992

Goodwill Amortization:
Packaging Products	$—	$1,138	$1,537
Merchandising Displays and Corrugated Packaging	—	1,425	1,425
Paperboard	—	6,006	6,107

Total	$—	$8,569	$9,069

Capital expenditures:
Packaging Products	$34,443	$33,983	$48,094
Merchandising Displays and Corrugated Packaging	11,955	10,097	14,238
Paperboard	24,805	26,784	29,815
Corporate	6,437	1,697	2,493

Total	$77,640	$72,561	$94,640

      The changes in the carrying amount of goodwill for the year ended September 20, 2002 are as follows (in thousands):

		Merch. Displays
	Packaging	and Corr. Pkg	Paperboard	Total

Balance as of September 30, 2001	$28,489	$19,001	$212,170	$259,660
Goodwill acquired	—	8,973	—	8,973
Impairment losses	—	—	(8,212)	(8,212)

Balance as of September 30, 2002	$28,489	$27,974	$203,958	$260,421

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company tested the goodwill associated with each of its divisions for impairment during fiscal 2002 in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Due to an increase in competition and lower demand for laminated paperboard products, operating profit and cash flows for the division were lower than expected during the first and second quarters of fiscal 2002. As a result, the earnings forecast for the next five years was revised and it was determined that $8,212,000 of goodwill associated with the laminated paperboard products was impaired. As a result, an expense of $5,844,000 net of tax, or $0.17 per diluted share, was recognized as the cumulative effect of a change in accounting principle associated with the paperboard segment. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

Note 12.     Financial Results by Quarter (Unaudited)

	First	Second	Third	Fourth
2002	Quarter(a)	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$350,567	$348,119	$357,142	$380,719
Gross profit	75,682	70,711	74,981	69,649
Plant closing and other costs	—	—	9,681	8,556
Income before cumulative effect of a change in accounting principle	12,199	11,584	5,471	3,216
Net income	6,355	11,584	5,471	3,216
Basic earnings per share before cumulative effect of a change in accounting principle	0.36	0.34	0.16	0.09
Diluted earnings per share before cumulative effect of a change in accounting principle	0.36	0.34	0.16	0.09

	First	Second	Third	Fourth
2001	Quarter(b)	Quarter	Quarter	Quarter

Net sales	$345,169	$367,410	$357,065	$371,988
Gross profit	64,006	72,369	75,167	78,929
Plant closing and other costs	1,865	3,175	2,523	9,330
Income before cumulative effect of a change in accounting principle	4,505	7,318	9,120	9,294
Net income	4,791	7,318	9,120	9,294
Basic earnings per share before cumulative effect of a change in accounting principle	0.13	0.22	0.27	0.28
Diluted earnings per share before cumulative effect of a change in accounting principle	0.13	0.22	0.27	0.28

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter

Net sales	$346,821	$369,940	$370,545	$375,982
Gross profit	70,422	71,476	67,867	71,641
Plant closing and other costs	2,474	52,725	4,876	5,555
Net income (loss)	8,610	(33,256)	2,605	6,125
Basic earnings (loss) per share	0.25	(0.96)	0.08	0.18
Diluted earnings (loss) per share	0.24	(0.96)	0.07	0.18

      (a) Net income includes expense of $5,844,000 net of tax, or $0.17 per diluted share, for the cumulative effect of a change in accounting principle from a goodwill write-off due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      (b) Net income includes income of $286,000, net of tax, or $0.01 per diluted share, for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

      During fiscal 2002, the Company determined that certain fringe expenses previously classified in selling, general and administrative expenses actually related to indirect labor and should more appropriately be classified as cost of goods sold. As a result, quarterly gross profit numbers have been restated to reflect the change. These reclassifications resulted in a decrease in gross profit of $6,710,000, $6,360,000 and $7,045,000 during fiscal 2002, 2001 and 2000, respectively. There was no impact on net income (loss) as a result of this reclassification.

      The interim earnings (loss) per common and common equivalent share amounts were computed as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings (loss) per share by quarter will not necessarily total the annual basic and diluted earnings (loss) per share.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Rock-Tenn Company

      We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audit included the financial statement schedule listed in the index on Item 14(a) as of and for the three year period ended September 30, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002.

ERNST & YOUNG LLP

Atlanta, Georgia

October 24, 2002

ROCK-TENN COMPANY

MANAGEMENT’S STATEMENT OF RESPONSIBILITY FOR FINANCIAL INFORMATION

      The management of Rock-Tenn Company has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States. The financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

      Rock-Tenn Company has established and maintains a system of internal control to safeguard assets against loss or unauthorized use and to ensure the proper authorization and accounting for all transactions. This system includes appropriate reviews by the Company’s internal audit department and management as well as written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary.

      The Board of Directors, through its Audit Committee, is responsible for ensuring that both management and the independent auditors fulfill their respective responsibilities with regard to the financial statements. The Audit Committee, composed entirely of directors who are not officers or employees of the Company, meets periodically with both management and the independent auditors to assure that each is carrying out its responsibilities. The independent auditors and the Company’s internal audit department have full and free access to the Audit Committee and meet with it, with and without management present, to discuss auditing and financial reporting matters.

      The Company’s financial statements have been audited by Ernst & Young LLP, independent auditors. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

      As part of its audit of the Company’s financial statements, Ernst & Young LLP considered the Company’s internal control structure in determining the nature, timing and extent of audit tests to be applied. Management has considered Ernst & Young LLP’s recommendations concerning the Company’s system of internal control and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of September 30, 2002, the Company’s system of internal control is adequate to accomplish the objectives discussed herein.

STEVEN C. VOORHEES
Executive Vice President and
Chief Financial Officer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections under the heading “Election of Directors” entitled “Nominees for Election — Term Expiring 2006,” “Nominee for Election — Term Expiring 2005,” “Incumbent Directors — Term Expiring 2005,” “Incumbent Directors — Term Expiring 2004” and “Retiring Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 24, 2003 are incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading “Other Matters” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2003 is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

      The section under the heading “Election of Directors” entitled “Compensation of Directors” and the sections under the heading “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Aggregated Options Table,” and “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2003 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2003 are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the heading “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2003 is incorporated herein by reference.

Item 14.	CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Executive Vice-President and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions with regard to significant deficiencies and material weaknesses were required or undertaken.

      Disclosure Controls and Internal Controls. Disclosure controls and procedures are our controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized,

•	our assets are safeguarded against unauthorized or improper use, and

•	our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

      Limitations on the Effectiveness of Controls. Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

      The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Auditors are included in Part II, Item 8 of this report:

    2. Financial Statement Schedule of Rock-Tenn Company.

      The following financial statement schedule is included in Part IV of this report:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or not required.

    3. Exhibits.

Exhibit
Number

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3	—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
4.1	—	Credit Agreement, dated as of June 30, 2000 among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by the First Amendment to Credit Agreement dated as of April 6, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and as further amended by the Second Amendment to Credit Agreement dated as of July 26, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001).
4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit
Number

4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).
*10.1	—	Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
*10.2	—	Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
*10.3	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
*10.4	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).
*10.5	—	Amendment to 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).
*10.6	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).
12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Ernst & Young LLP.
99.1	—	Audited Financial Statements for the Rock-Tenn Company 1993 Employee Stock Purchase Plan for the years ended September 30, 2002, 2001 and 2000.

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

      On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, in which we reported in Item 9 that (1) each of our Principal Executive Officer, James A. Rubright, and Principal Financial Officer, Steven C. Voorhees, submitted to the Commission sworn statements pursuant to the Securities and Exchange Commission Order No. 4-460 (copies of the statements were filed as exhibits 99.1 and 99.2 to the Current Report on Form 8-K) and (2) on August 14, 2002, we filed with the Commission our Quarterly Report on Form 10-Q for the period ending June 30, 2002 and, in connection with same report, we submitted to the Commission the Certifications of the Principal Executive Officer and the Principal Financial Officer as required pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) See Item 15(A)(3) and separate Exhibit Index attached hereto.

(d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK-TENN COMPANY

Dated: December 17, 2002

By:	/s/ JAMES A. RUBRIGHT

James A. Rubright
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 17, 2002

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2002

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	December 17, 2002

/s/ J. HYATT BROWN J. Hyatt Brown	Director	December 17, 2002

/s/ BRADLEY CURREY, JR Bradley Currey, Jr.	Director	December 17, 2002

/s/ ROBERT B. CURREY Robert B. Currey	Director	December 17, 2002

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	December 17, 2002

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	December 17, 2002

/s/ JOHN D. HOPKINS John D. Hopkins	Director	December 17, 2002

/s/ LOU BROWN JEWELL Lou Brown Jewell	Director	December 17, 2002

/s/ JAMES W. JOHNSON James W. Johnson	Director	December 17, 2002

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	December 17, 2002

CERTIFICATION ACCOMPANYING PERIODIC REPORT

PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, James A. Rubright, Chairman of the Board and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Rock-Tenn Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES A. RUBRIGHT

James A. Rubright
Chairman of the Board and
Chief Executive Officer

Date: December 17, 2002

CERTIFICATION ACCOMPANYING PERIODIC REPORT

PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Steven C. Voorhees, Executive Vice-President and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Rock-Tenn Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN C. VOORHEES

Steven C. Voorhees
Executive Vice-President and
Chief Financial Officer

Date: December 17, 2002

INDEX TO EXHIBITS

Exhibit			Sequential
Number		Description of Exhibits	Page No.

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3	—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
4.1	—	Credit Agreement, dated as of June 30, 2000 among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by the First Amendment to Credit Agreement dated as of April 6, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and as further amended by the Second Amendment to Credit Agreement dated as of July 26, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001).
4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).
*10.1	—	Rock-Tenn Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
*10.2	—	Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
*10.3	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
*10.4	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).
*10.5	—	Amendment to 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

Exhibit			Sequential
Number		Description of Exhibits	Page No.

*10.6	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).
12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Ernst & Young LLP.
99.1	—	Audited Financial Statements for the Rock-Tenn Company 1993 Employee Stock Purchase Plan for the years ended September 30, 2002, 2001 and 2000.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ROCK-TENN COMPANY

September 30, 2002

(In thousands)

		Charged to
	Balance At	Costs			Balance At
	Beginning	and			End of
Description	of Period	Expenses	Other	Deductions	Period

Year ended September 30, 2002:
Allowance for Doubtful Accounts, Returns	$5,400	$16,076	—	$14,430	$7,046
Reserve for Facility Closures and Consolidation	2,191	2,980 (1)	—	2,519	2,652
Year ended September 30, 2001:
Allowance for Doubtful Accounts, Returns	3,732	13,261	—	11,593	5,400
Reserve for Facility Closures and Consolidation	3,780	2,863 (1)	—	4,452	2,191
Year ended September 30, 2000:
Allowance for Doubtful Accounts, Returns	3,610	14,338	—	14,216	3,732
Reserve for Facility Closures and Consolidation	2,714	14,785 (1)	—	13,719	3,780

(1)	This reserve was recorded in connection with plant closings and employee terminations, net of reversals of $0, $197 and $649 in fiscal 2002, 2001 and 2000, respectively.