Form 10-Q
period 2002-12-31
ROCK TENN CO
filed 2003-02-13
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number 0-23340

Rock-Tenn Company

(Exact name of registrant as specified in its charter)

Georgia	62-0342590

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

504 Thrasher Street, Norcross, Georgia	30071

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 448-2193

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 10, 2003

Class A Common Stock, .01 par value	34,427,467

ROCK-TENN COMPANY

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income for the three months ended December 31, 2002 and 2001	1
Condensed Consolidated Balance Sheets at December 31, 2002 and September 30, 2002	2
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and 2001	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21
Index to Exhibits	27

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended

	December 31,	December 31,
	2002	2001

Net sales	$347,556	$350,567
Cost of goods sold	283,443	274,885

Gross profit	64,113	75,682
Selling, general and administrative expenses	49,001	47,319
Restructuring and other costs	(519)	—

Income from operations	15,631	28,363
Interest expense	(6,463)	(6,914)
Interest and other income	52	280
Loss from unconsolidated joint venture	—	(866)
Minority interest in income of consolidated subsidiary	(738)	(760)

Income before income taxes	8,482	20,103
Provision for income taxes	3,412	7,904

Income before cumulative effect of a change in accounting principle	5,070	12,199
Cumulative effect of a change in accounting principle (net of income taxes of $2,368)	—	(5,844)

Net income	$5,070	$6,355

Weighted average number of common and common equivalent shares outstanding	34,502	33,835

Basic earnings per share	$0.15	$0.19

Diluted earnings per share	$0.15	$0.19

Cash dividends per common share	$0.08	$0.075

See accompanying notes

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Data)

	December 31,	September 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,803	$6,560
Accounts receivable (net of allowances of $7,874 and $7,046)	135,040	154,592
Inventories	112,186	112,431
Other current assets	18,427	15,060

Total current assets	272,456	288,643
Property, plant and equipment, at cost:
Land and buildings	190,418	195,579
Machinery and equipment	949,858	949,208
Transportation equipment	8,904	9,288
Leasehold improvements	9,305	9,521

	1,158,485	1,163,596
Less accumulated depreciation and amortization	(594,065)	(591,509)

Net property, plant and equipment	564,420	572,087
Goodwill, net	260,449	260,421
Other assets	50,712	52,582

	$1,148,037	$1,173,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,218	$75,130
Accrued compensation and benefits	31,665	39,457
Current maturities of debt	51,156	62,917
Other current liabilities	45,771	45,013

Total current liabilities	190,810	222,517
Long-term debt due after one year	390,256	390,323
Adjustment for fair value hedge	20,010	19,751

Total long-term debt, less current maturities	410,266	410,074
Deferred income taxes	86,827	84,345
Other long-term items	52,091	51,650
Shareholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $.01 par value; 175,000,000 shares authorized, 34,338,227 and 34,346,467 outstanding at December 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; no shares outstanding	343	343
Capital in excess of par value	141,824	141,235
Deferred compensation	(2,096)	(2,267)
Retained earnings	299,708	298,279
Accumulated other comprehensive loss	(31,736)	(32,443)

Total shareholders’ equity	408,043	405,147

	$1,148,037	$1,173,733

See accompanying notes

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended

	December 31,	December 31,
	2002	2001

Operating activities:
Net income	$5,070	$6,355
Items in income not affecting cash:
Depreciation and amortization	19,419	17,759
Deferred income taxes	2,482	2,870
Deferred compensation expense	171	518
Gain on disposal of property, plant and equipment, net	(673)	(227)
Equity in loss from joint venture	—	866
Minority interest in income of consolidated subsidiary	738	760
Pension funding less than expense	3,201	—
Impairment loss and other non-cash items	366	5,844
Change in operating assets and liabilities:
Accounts receivable	19,652	22,263
Inventories	349	(2,367)
Other assets	(4,679)	(1,466)
Accounts payable	(12,943)	(18,478)
Accrued liabilities	(6,817)	(6,738)

Cash provided by operating activities	26,336	27,959
Investing activities:
Capital expenditures	(16,721)	(11,078)
Cash paid for purchase of business	—	(8,988)
Cash contributed to joint venture	(82)	(358)
Proceeds from sale of property, plant and equipment	6,126	804

Cash used for investing activities	(10,677)	(19,620)
Financing activities:
Net repayments of revolving credit facilities	(1,700)	(6,000)
Additions to debt	7	2,530
Repayments of debt	(10,134)	(2,347)
Debt issuance costs	—	(46)
Issuances of common stock	1,015	829
Purchases of common stock	(1,313)	—
Cash dividends paid to shareholders	(2,755)	(2,522)
Distribution to minority interest	(1,100)	(525)

Cash used for financing activities	(15,980)	(8,081)
Effect of exchange rate changes on cash	564	470

Increase in cash and cash equivalents	243	728
Cash and cash equivalents at beginning of period	6,560	5,191

Cash and cash equivalents at end of period	$6,803	$5,919

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$3,863	$6,098
Interest (net of amounts capitalized)	91	1,030

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the “Company”) have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month periods ended December 31, 2002 and 2001, the Company’s financial position at December 31, 2002 and September 30, 2002, and the cash flows for the three month periods ended December 31, 2002 and 2001.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The results for the three months ended December 31, 2002 are not necessarily indicative of results that may be expected for the full year.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, restructuring, and environmental matters. In addition, significant estimates form the bases for the Company’s reserves with respect to collectbility of accounts receivable, inventory valuations, post-retirement benefits, post-employment benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

Note 3. Comprehensive Income

Total comprehensive income for the three months ended December 31, 2002 and 2001 was $5.8 million and $6.4 million, respectively. The difference between total comprehensive income and net income was due to foreign currency translation adjustments and adjustments to the fair value of derivative instruments as detailed below (in thousands, net of tax):

	Three Months Ended

	December 31,	December 31,
	2002	2001

Net income	$5,070	$6,355
Foreign currency translation	582	(356)
Unrealized gain on derivative instruments	125	408

Total other comprehensive income	707	52
Comprehensive income	$5,777	$6,407

Note 4. Inventories

Substantially all U.S. inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. All other inventories are valued at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. An actual valuation of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO estimates must necessarily be based on management’s projection of expected year-end inventory levels and costs.

Inventories at December 31, 2002 and September 30, 2002 were as follows (in thousands):

	December 31,	September 30,
	2002	2002

Finished goods and work in process	$85,512	$85,012
Raw materials	39,081	37,637
Supplies	12,455	14,344

Inventories at FIFO cost	137,048	136,993
LIFO reserve	(24,862)	(24,562)

Net inventories	$112,186	$112,431

Note 5. Restructuring and Other Costs

During the first quarter of fiscal 2003, the Company recognized income from restructuring and other costs of approximately $0.5 million. This was primarily due to accrual reversals resulting from the earlier than planned sales of property associated with its Dothan, Alabama corrugated and Vineland, New Jersey converting operations, which were closed in fiscal 2002, as well as a reduction in severance and equipment carrying costs. Partially offsetting these accrual adjustments was an impairment charge of $0.6 million which was incurred during the first quarter of fiscal 2003 as a result of the Company’s decision to remove from service certain equipment in its folding carton division.

During fiscal 2002, the Company closed a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama, and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, the Company made severance and other payments of $0.9 million during the first quarter of fiscal 2003 and made an accrual adjustment of $1.0 million to reduce the liability. The Company had a remaining liability of approximately $0.4 million at December 31, 2002. The Company has consolidated the operations of these closed plants into other existing facilities.

During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, the Company made severance and other payments of $0.1 million during the first quarter of fiscal 2003 and made an accrual adjustment to reduce the liability by $0.1 million. The Company had a nominal remaining liability at December 31, 2002. The Company has consolidated the operations of these closed plants into other existing facilities.

Note 6. New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company believes that adoption of this interpretation may require it to consolidate the assets and liabilities associated with its $24.8 million synthetic lease facility. In addition, the Company may experience higher depreciation expense if it consolidates the assets and liabilities under the synthetic lease facility.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is required to adopt the disclosure requirements of FIN 45 as of December 31, 2002. As of December 31, 2002, the Company has made the following guarantees to unconsolidated third parties:

•	The Company maintains a $24.8 million synthetic lease facility. The facility expires in April 2004 unless it is extended pursuant to two five-year renewal terms. In connection with this facility, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $20.8 million as of December 31, 2002.

•	The Company has a 49% ownership interest in Seven Hills Paperboard, LLC, a joint venture. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership.

•	The Company leases certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial portion of these leases require the Company to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. The Company is unable to estimate its maximum exposure under these leases as it is dependent on changes in the tax law.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and will adopt the interim disclosure requirements of SFAS 148 for the interim reporting period beginning January 1, 2003.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will adopt SFAS 146 for exit or disposal activities initiated after December 31, 2002. The Statement is not expected to have a material impact on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 was adopted as of October 1, 2002 and did not have a material effect on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement applies to legal obligations associated with the retirement of long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The Company adopted SFAS 143 on October 1, 2002 and the pronouncement did not have a material effect on the consolidated financial statements.

Note 7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended

	December 31,	December 31,
	2002	2001

Numerator:
Income before cumulative effect of a change in accounting principle	$5,070	$12,199
Cumulative effect of a change in accounting principle, net of tax	—	(5,844)

Net income available to common shareholders	$5,070	$6,355

Denominator:
Denominator for basic earnings per share — weighted average shares	34,166	33,479
Effect of dilutive stock options and restricted stock awards	336	356

Denominator for diluted earnings per share — weighted average shares and assumed conversions	34,502	33,835

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.15	$0.36
Cumulative effect of a change in accounting principle, net of tax	—	(0.17)

Net income per share – basic	$0.15	$0.19

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle$0.15		$0.36
Cumulative effect of a change in accounting principle, net of tax	—	(0.17)

Net income per share – diluted	$0.15	$0.19

Note 8. Segment Information

The following table sets forth business segment information (in thousands):

	Three Months Ended

	December 31,	December 31,
	2002	2001

Net sales (aggregate):
Packaging Products	$191,410	$194,511
Merchandising Displays and Corrugated Packaging	73,841	72,453
Paperboard	123,137	125,081

Total	$388,388	$392,045

Less net sales (intersegment):
Packaging Products	$725	$693
Merchandising Displays and Corrugated Packaging	1,366	1,193
Paperboard	38,741	39,592

Total	$40,832	$41,478

Net sales (unaffiliated customers):
Packaging Products	$190,685	$193,818
Merchandising Displays and Corrugated Packaging	72,475	71,260
Paperboard	84,396	85,489

Total	$347,556	$350,567

Segment income:
Packaging Products	$4,859	$11,554
Merchandising Displays and Corrugated Packaging	6,907	11,389
Paperboard	5,061	6,287

Total segment income	16,827	29,230
Restructuring and other costs	519	—
Other non-allocated expenses	(1,715)	(1,733)
Interest expense	(6,463)	(6,914)
Interest and other income	52	280
Minority interest in income of consolidated subsidiary	(738)	(760)

Income before income taxes	$8,482	$20,103

Note 9. Subsequent Events

In January 2003, the Company completed its acquisition of the Cartem Wilco Group Inc., a privately held Montreal based manufacturer of folding cartons and specialty packaging. The acquisition will be accounted for under the purchase method of accounting which requires the Company to record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. The purchase price of this stock acquisition was $65.3 million. The Company acquired Cartem Wilco to strengthen its presence in the health-and-beauty and pharmaceutical packaging markets, expand its folding carton operations in Canada, and further its vertical integration by supplying additional recycled paperboard to the newly-acquired converting operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002, which have been filed with the Securities and Exchange Commission as part of our Annual Report on Form 10-K.

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

The merchandising displays and corrugated packaging segment consists of facilities that produce merchandising displays and flexographic and litho-laminated corrugated packaging. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2002, we sold display products to approximately 350 customers and corrugated packaging products to approximately 800 customers. The top ten customers of the segment accounted for approximately 57% of the external sales of the merchandising displays and corrugated packaging segment in fiscal 2002.

The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated companies operating in North America manufacturing various grades of paperboard as well as a limited amount of paperboard imported by manufacturers outside of North America. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2002, we sold recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,000 customers and the top ten external customers of the segment represented approximately 49% of the external sales of the paperboard segment. For the fiscal year ended September 30, 2002, approximately 30% of our segment sales were made to internal customers, predominantly in our packaging products segment. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

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

ROCK-TENN COMPANY
INDUSTRY SEGMENT INFORMATION
(UNAUDITED)
(IN THOUSANDS EXCEPT FOR TONNAGE DATA)

	FOR THE THREE MONTHS ENDED

	DECEMBER 31,	DECEMBER 31,
	2002	2001

NET SALES:
Packaging Products Segment	$191,410	$194,511
Merchandising Displays and Corrugated Packaging Segment	73,841	72,453
Paperboard Segment	123,137	125,081
Intersegment Eliminations	(40,832)	(41,478)

TOTAL	$347,556	$350,567

INCOME BEFORE INCOME TAXES:
Packaging Products Segment	$4,859	$11,554
Merchandising Displays and Corrugated Packaging Segment	6,907	11,389
Paperboard Segment	5,061	6,287

Segment Income Before Income Taxes	16,827	29,230
Restructuring and Other Costs	519	—
Other Non-Allocated Expenses	(1,715)	(1,733)
Interest Expense	(6,463)	(6,914)
Interest and Other Income	52	280

Minority Interest in Income of Consolidated Subsidiary	(738)	(760)
TOTAL	$8,482	$20,103

Paperboard shipped (in tons)	258,133	267,476

Results of Operations

Net Sales (Unaffiliated Customers)
 Net sales for the quarter ended December 31, 2002 decreased 0.9% to $347.6 million from $350.6 million for the quarter ended December 31, 2001. Net sales decreased primarily as a result of lower prices and volumes in our packaging products segment.

Net Sales (Aggregate) — Packaging Products Segment

(In Millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2002	$194.5	$192.0	$199.7	$204.0	$790.2
2003	191.4	—	—	—	—

Net sales of packaging products before intersegment eliminations for the quarter ended December 31, 2002 decreased 1.6% to $191.4 million from $194.5 million for the quarter ended December 31, 2001. The decrease for the quarter ended December 31, 2002 was primarily a result of price and volume declines in our folding carton business partially offset by slightly higher volumes in our plastic packaging and interior packaging businesses.

Net Sales (Aggregate) – Merchandising Displays and Corrugated Packaging Segment

(In Millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2002	$72.4	$70.1	$68.0	$79.6	$290.1
2003	73.9	—	—	—	—

Net sales within this segment before intersegment eliminations for the quarter ended December 31, 2002 increased 2.1% to $73.9 million from $72.4 million for the quarter ended December 31, 2001. The increase was primarily attributable to higher sales volumes of merchandising displays due to the two acquisitions made in fiscal 2002. These results were partially offset by lower volumes and lower selling prices in our corrugated packaging division.

Net Sales (Aggregate) — Paperboard Segment

(In Millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2002	$125.1	$123.7	$129.1	$138.3	$516.2
2003	123.1	—	—	—	—

Net sales of paperboard before intersegment eliminations for the quarter ended December 31, 2002 decreased 1.6% to $123.1 million from $125.1 million for the quarter ended December 31, 2001. The decrease for the quarter ended December 31, 2002 was primarily due to lower sales volumes in our coated paperboard business. Our laminated paperboard products division continued to experience a decrease in demand for our products by customers in the furniture and book industries. These declines were partially offset by slightly higher volumes in our specialty paperboard business and increased sales in our recycled fiber business due to an increase in fiber prices over the first quarter of fiscal 2002.

Cost of Goods Sold
 Cost of goods sold for the quarter ended December 31, 2002 increased 3.1% to $283.4 million from $274.9 million for the quarter ended December 31, 2001. Cost of goods sold as a percentage of net sales for the quarter ended December 31, 2002 increased to 81.6% from 78.4% for the quarter ended December 31, 2001. The increase in cost of goods sold resulted primarily from increases in raw material costs over the first quarter of fiscal 2002.

Substantially all of our U.S. inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in, first-out (FIFO) inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite. Our quarterly results of operations reflect LIFO estimates based on management’s projection of expected year-end inventory levels and costs.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.

	Three months ended December 31,

	2002		2001

(In Millions)	LIFO	FIFO	LIFO	FIFO

Cost of goods sold	$283.4	$283.1	$274.9	$275.6
Net income	5.1	5.3	6.4	6.0

Gross Profit

(% of Net Sales)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2002	21.6%	20.3%	21.0%	18.3%	20.3%
2003	18.4%	—	—	—	—

Gross profit for the quarter ended December 31, 2002 decreased 15.3% to $64.1 million from $75.7 million for the quarter ended December 31, 2001. Gross profit as a percentage of net sales was 18.4% and 21.6% for the quarters ended December 31, 2002 and 2001, respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses
 Selling, general and administrative expenses for the quarter ended December 31, 2002 increased 3.6% to $49.0 million from $47.3 million for the quarter ended December 31, 2001. Selling, general and administrative expenses as a percentage of net sales were 14.1% and 13.5% for the quarters ended December 31, 2002 and December 31, 2001, respectively. The increase in these expenses as a percentage of net sales resulted primarily from costs associated with an enterprise application integration project at our merchandising displays division as well as increased compensation expense, higher pension expense, and higher insurance costs.

Unconsolidated Joint Venture
 During the first quarter of fiscal 2003, our Seven Hills joint venture with Lafarge Corporation reported break-even results compared to a loss of $0.9 million during the first quarter of fiscal 2002. This was due to start-up costs associated with the joint venture in the first quarter of fiscal 2002. The joint venture is structured so that our primary income is earned in fees paid by the joint venture to our mill division. The joint venture’s gains and losses reflect how the mill performs against benchmark performance standards set forth in the joint venture agreement.

Restructuring and Other Costs
 During the first quarter of fiscal 2003, we recognized income from restructuring and other costs of approximately $0.5 million. This was primarily due to accrual reversals resulting from the earlier than planned sales of property associated with our Dothan, Alabama corrugated and Vineland, New Jersey converting operations, which were closed in fiscal 2002, as well as a reduction in severance and equipment carrying costs. Partially offsetting these accrual adjustments was an impairment charge of $0.6 million which was incurred during the first quarter of fiscal 2003 as a result of our decision to remove from service certain equipment in our folding carton division.

During fiscal 2002, we closed a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama, and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, we made severance and other payments of $0.9 million during the first quarter of fiscal 2003 and made an accrual adjustment of $1.0 million to reduce the liability. We had a remaining liability of approximately $0.4 million at December 31, 2002. We have consolidated the operations of these closed plants into other existing facilities.

During fiscal 2001, we closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, we made severance and other payments of $0.1 million during the first quarter of fiscal 2003 and made an accrual adjustment to reduce the liability by $0.1 million. We had a nominal remaining liability at December 31, 2002. We have consolidated the operations of these closed plants into other existing facilities.

Segment Operating Income.

Operating Income — Packaging Products Segment

	Net Sales	Operating
(In Millions, except Percentages)	(Aggregate)	Income	Return on Sales

First Quarter	$194.5	$11.5	5.9%
Second Quarter	192.0	12.9	6.7
Third Quarter	199.7	14.6	7.3
Fourth Quarter	204.0	11.5	5.6

Fiscal 2002	$790.2	$50.5	6.4%

First Quarter	$191.4	$4.9	2.6%
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2003	—	—	—

Operating income attributable to the packaging products segment for the quarter ended December 31, 2002 decreased 57.4% to $4.9 million from $11.5 million for the quarter ended December 31, 2001. Operating margin for the quarter ended December 31, 2002 was 2.6% compared to 5.9% for the quarter ended December 31, 2001. The decrease in operating margin was primarily the result of comparatively higher paperboard prices affecting our folding carton and interior packaging business and higher resin prices impacting our plastic packaging business. Competitive pricing pressure affecting our folding carton and plastic packaging divisions also contributed to the decline in operating income.

Operating Income – Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return
(In Millions, except Percentages)	(Aggregate)	Income	on Sales

First Quarter	$72.4	$11.4	15.7%
Second Quarter	70.1	7.8	11.1
Third Quarter	68.0	4.6	6.8
Fourth Quarter	79.6	9.0	11.3

Fiscal 2002	$290.1	$32.8	11.3%

First Quarter	$73.9	$6.9	9.3%
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2003	—	—	—

Operating income attributable to this segment for the quarter ended December 31, 2002 decreased 39.5% to $6.9 million from $11.4 million for the quarter ended December 31, 2001. Operating margin for the quarter ended December 31, 2002 decreased to 9.3% from 15.7% for the quarter ended December 31, 2001. The decrease in operating margin is primarily attributable to approximately $1.0 million incurred in the current year in our merchandising displays division for an enterprise application integration system project and the comparison to the strong first quarter of the prior year in the merchandising displays division which included the effect of two large product introductions. Downward pricing pressure and increased raw material costs in the corrugated packaging division further contributed to the decline in operating income.

Operating Income — Paperboard Segment

				Recycled	Average	Corrugated	Average	Weighted
				Paperboard	Recycled	Medium	Corrugated	Average
	Net Sales	Operating		Tons	Paperboard	Tons	Medium	Recovered
	(Aggregate)	Income	Return	Shipped(a)	Price(a)(b)	Shipped	Price(b)	Paper Cost(b)
	(In Millions)	(In Millions)	on Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$125.1	$6.3	5.0%	223.9	$424	43.6	$342	$67
Second Quarter	123.7	6.3	5.1	230.2	410	42.5	337	65
Third Quarter	129.1	9.1	7.0	235.4	410	44.0	331	78
Fourth Quarter	138.3	2.4	1.7	241.0	425	44.8	346	108

Fiscal 2002	516.2	24.1	4.7%	930.5	417	174.9	339	80

First Quarter	$123.1	$5.0	4.1%	217.3	$438	40.8	$367	$82
Second Quarter	—	—	—	—	—	—	—	—
Third Quarter	—	—	—	—	—	—	—	—
Fourth Quarter	—	—	—	—	—	—	—	—

Fiscal 2003	—	—	—	—	—	—	—	—

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills Paperboard, LLC, our joint venture with Lafarge Corporation.

(b)	The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Operating income attributable to the paperboard segment for the quarter ended December 31, 2002 decreased 20.6% to $5.0 million from $6.3 million for the quarter ended December 31, 2001. Operating margin for the quarter ended December 31, 2002 was 4.1% compared to 5.0% for the quarter ended December 31, 2001. The decrease in operating margin primarily resulted from lower volumes and higher raw material costs impacting our coated paperboard business. This decline was partially offset by higher volumes and operating efficiencies gained in our specialty paperboard division resulting from the permanent shutdown of our Dallas specialty paperboard machine as well as higher margins in our recycled fiber division due to higher price levels.

Interest Expense
 Interest expense for the quarter ended December 31, 2002 decreased to $6.5 million from $6.9 million for the quarter ended December 31, 2001. The decrease in interest expense for the quarter ended December 31, 2002 was primarily due to a decrease in the average outstanding borrowings.

Provision for Income Taxes
 Provision for income taxes decreased to $3.4 million for the quarter ended December 31, 2002 from $7.9 million for the quarter ended December 31, 2001. The Company’s effective tax rate increased to 40.2% for the quarter ended December 31, 2002 compared to 39.3% for the quarter ended December 31, 2001 primarily as a result of lower income before income taxes in relation to non-deductible items.

Net Income and Earnings Per Common and Common Equivalent Share
 Net income for the quarter ended December 31, 2002 decreased 20.3% to $5.1 million from $6.4 million for the quarter ended December 31, 2001. Net income as a percentage of net sales decreased to 1.5% for the quarter ended December 31, 2002 from 1.8% for the quarter ended December 31, 2001. Diluted earnings per common and common equivalent share for the quarters ended December 31, 2002 and 2001 were $0.15 and $0.19, respectively.

Liquidity and Capital Resources

Working Capital and Capital Expenditures
 We have funded our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes, a receivables-backed financing facility and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We maintain a revolving credit facility under which we have aggregate borrowing availability of $300 million. At December 31, 2002, we had $0.7 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005. Cash and cash equivalents, $6.8 million at December 31, 2002, increased from $6.6 million at September 30, 2002.

Net cash provided by operating activities decreased for the three months ended December 31, 2002 to $26.3 million from $28.0 million for the quarter ended December 31, 2001. Net cash used for investing activities was $10.7 million for the quarter ended December 31, 2002 and consisted primarily of capital expenditures partially offset by proceeds primarily from the sale of real property in Vineland, New Jersey, Dothan, Alabama, and Augusta, Georgia and the sale of our Montreal, Quebec recycled fiber collection facility. Net cash used for investing activities was $19.6 million for the quarter ended December 31, 2001 and consisted primarily of capital expenditures as well as the purchase of a business. Net cash used for financing activities aggregated $16.0 million for the quarter ended December 31, 2002 compared to $8.1 million for the quarter ended December 31, 2001 and consisted primarily of net repayments of borrowings and dividend payments in both years.

Capital expenditures during the quarter ended December 31, 2002 aggregated $16.7 million. We estimate that our capital expenditures will aggregate approximately $60 to $65 million for fiscal 2003. These expenditures will be used for the purchase and upgrading of machinery and equipment and for building expansions and improvements.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We believe that adoption of this interpretation may require us to consolidate the assets and liabilities associated with our $24.8 million synthetic lease facility. In addition, we may experience higher depreciation expense if we consolidate the assets and liabilities under the synthetic lease facility.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are required to adopt the disclosure requirements of FIN 45 as of December 31, 2002. As of December 31, 2002, we have made the following guarantees to unconsolidated third parties:

•	We maintain a $24.8 million synthetic lease facility. The facility expires in April 2004 unless it is extended pursuant to two five-year renewal terms. In connection with this facility, we have made a residual value guarantee for the leased property equal to 85% of the financing, or $20.8 million as of December 31, 2002.

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC, a joint venture. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership.

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial portion of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases as it is dependent on changes in the tax law.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We will continue to account for our stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and will adopt the interim disclosure requirements of SFAS 148 for the interim reporting period beginning January 1, 2003.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We will adopt SFAS 146 for exit or disposal activities initiated after December 31, 2002. The Statement is not expected to have a material impact on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 as of October 1, 2002 and the pronouncement did not have a material effect on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement applies to legal obligations associated with the retirement of long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. We adopted SFAS 143 as of October 1, 2002 and the pronouncement did not have a material effect on the consolidated financial statements.

Non-audit Services by Independent Auditors

During the first quarter of fiscal 2003, the audit committee of our board of directors authorized Ernst & Young, LLP, our independent auditors, to perform the following non-audit services, provided that the total cost of such services does not exceed $250,000 without the prior approval of the audit committee:

•	Provide general accounting advice relating to accounting issues, and

•	Provide support for discrete projects, including, but not limited to, due diligence support relating to possible acquisitions and the provision of comfort letters.

In addition, the audit committee authorized Ernst & Young, LLP, to perform an IRS Account Analysis and Recovery and Interest Netting Study.

Forward-Looking Statements

Statements herein regarding, among other things, estimated capital expenditures for fiscal 2002, interim LIFO estimates, and the expected impact of implementing new accounting standards constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the amount and timing of expected capital expenditures, expected year-end inventory levels and costs, competitive conditions in our businesses and general economic conditions. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. Further, these forward-looking statements are subject to other general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, fluctuations in selling prices, possible adverse actions of our customers, our competitors and suppliers and adverse changes in general market and industry conditions. We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to the Company, see the “Quantitative and Qualitative Disclosures About Market Risk” section in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The funded status of the Company’s pension plans is influenced by trends in the general stock market. Adverse general stock market trends may cause the Company’s pension expense to increase in future years. In addition, shareholders’ equity would be reduced to the extent the Company is required to record an additional minimum pension liability. There are no other significant developments with respect to derivatives or exposure to market risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
 Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (CEO) and our Executive Vice-President and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
 There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Disclosure Controls and Internal Controls
 Disclosure controls and procedures are our controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized;

•	our assets are safeguarded against unauthorized or improper use; and

•	our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls
 Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report:

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3	—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
4.1	—	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date: February 12, 2003	By:	/s/ STEVEN C. VOORHEES

STEVEN C. VOORHEES Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, James A. Rubright, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rock-Tenn Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ JAMES A. RUBRIGHT

James A. Rubright Chairman of the Board and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Steven C. Voorhees, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rock-Tenn Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ STEVEN C. VOORHEES

Steven C. Voorhees Executive Vice President and Chief Financial Officer

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Page No.

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)
Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)
Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312)
Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2