Form 10-Q
period 2003-03-31
ROCK TENN CO
filed 2003-05-14
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2003

Class A Common Stock, .01 par value	34,507,553

ROCK-TENN COMPANY

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net sales	$367,427	$348,119	$714,983	$698,686
Cost of goods sold	301,861	277,408	585,305	552,293

Gross profit	65,566	70,711	129,678	146,393
Selling, general and administrative expenses	45,070	45,061	94,071	92,580
Restructuring and other costs	935	35	416	(165)

Income from operations	19,561	25,615	35,191	53,978
Interest expense	(6,566)	(6,182)	(13,029)	(13,096)
Interest and other income	56	88	108	368
Income (loss) from unconsolidated joint venture	(284)	172	(284)	(694)
Minority interest in income of consolidated subsidiary	(784)	(760)	(1,522)	(1,520)

Income before income taxes	11,983	18,933	20,464	39,036
Provision for income taxes	4,653	7,349	8,064	15,253

Income before cumulative effect of a change in accounting principle	7,330	11,584	12,400	23,783
Cumulative effect of a change in accounting principle (net of income taxes of $2,368)	—	—	—	(5,844)

Net income	$7,330	$11,584	$12,400	$17,939

Weighted average number of common and common equivalent shares outstanding	34,515	34,353	34,513	34,061

Basic earnings per share	$.21	$0.34	$.36	$0.53

Diluted earnings per share	$.21	$0.34	$.36	$0.53

Cash dividends per common share	$.08	$0.075	$.16	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share And Per Share Data)

	March 31,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,422	$6,560
Accounts receivable (net of allowances of $6,921 and $7,046)	151,815	154,592
Inventories	123,909	111,749
Other current assets	17,825	15,060

Total current assets	298,971	287,961

Property, plant and equipment, at cost:
Land and buildings	199,983	194,632
Machinery and equipment	983,365	949,032
Transportation equipment	8,602	9,521
Leasehold improvements	14,140	10,411

	1,206,090	1,163,596
Less accumulated depreciation and amortization	(610,199)	(591,509)

Net property, plant and equipment	595,891	572,087
Goodwill, net	287,593	260,394
Other assets	48,805	52,609

	$1,231,260	$1,173,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,892	$75,130
Accrued compensation and benefits	35,783	39,457
Current maturities of long-term debt	4,335	62,917
Other current liabilities	35,577	44,331

Total current liabilities	156,587	221,835

Long-term debt, less current maturities	491,173	390,323
Adjustment for fair value hedge	19,931	19,751

Total long-term debt, less current maturities	511,104	410,074
Deferred income taxes	90,942	84,345
Other long-term items	52,950	51,650

Shareholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $.01 par value; 175,000,000 shares authorized, 34,427,467 and 34,346,467 outstanding at March 31 and September 30, respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; no shares outstanding	344	343
Capital in excess of par value	142,788	141,235
Deferred compensation	(1,926)	(2,267)
Retained earnings	304,286	298,279
Accumulated other comprehensive loss	(25,815)	(32,443)

Total shareholders’ equity	419,677	405,147

	$1,231,260	$1,173,051

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	March 31,	March 31,
	2003	2002

Operating Activities:
Net income	$12,400	$17,939

Items in income not affecting cash:
Depreciation and amortization	38,207	36,142
Deferred income taxes	1,102	4,761
Deferred compensation expense	342	577
Gain on disposal of property, plant and equipment, net	(747)	(317)
Pension funding less (more) than expense	5,981	(2,138)
Equity in loss from joint venture	284	694
Minority interest in income of consolidated subsidiary	1,522	1,520
Impairment loss and other non-cash charges	896	5,852

Change in operating assets and liabilities:
Accounts receivable	11,958	5,835
Inventories	1,034	(4,226)
Other assets	(5,631)	5,260
Accounts payable	(1,097)	(14,513)
Accrued and other liabilities	(14,643)	(18,051)

Cash provided by operating activities	51,608	39,335

Investing activities:
Capital expenditures	(31,993)	(28,649)
Cash paid for purchase of businesses	(65,220)	(21,760)
Cash contributed to joint venture	(237)	(1,650)
Proceeds from sale of property, plant and equipment	6,699	2,548
Decrease in unexpended industrial revenue bond proceeds	827	—

Cash used for investing activities	(89,924)	(49,511)

Financing activities:
Proceeds from issuance of public notes	99,748	—
Net additions to revolving credit facilities	1,600	12,000
Additions to debt	47,220	11,794
Repayments of debt	(106,318)	(14,289)
Proceeds from monetizing swap contracts	2,482	—
Debt issuance costs	(990)	(70)
Issuances of common stock	1,981	4,719
Purchases of common stock	(1,313)	—
Cash dividends paid to shareholders	(5,508)	(5,054)
Distribution to minority interest	(1,260)	(1,645)

Cash provided by financing activities	37,642	7,455

Effect of exchange rate changes on cash	(464)	840
Decrease in cash and cash equivalents	(1,138)	(1,881)
Cash and cash equivalents at beginning of period	6,560	5,191

Cash and cash equivalents at end of period	$5,422	$3,310

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$7,190	$17,109
Interest (net of amounts capitalized)	12,293	13,948

(continued)

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended
	March 31,	March 31,
	2003	2002

Supplemental schedule of non-cash investing and financing activities:

In January 2003, the Company purchased Groupe Cartem Wilco Inc. for $65,220. In the first six months of fiscal 2002, we purchased Athena Industries, Inc. for $12,772 and Advertising Display Company, Inc. for $8,988. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired including goodwill	$77,654	$21,963
Cash paid	65,220	21,760

Liabilities assumed	$12,434	$203

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2003
(Unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the “Company”) have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and six month periods ended March 31, 2003 and 2002, the Company’s financial position at March 31, 2003 and September 30, 2002, and the cash flows for the six month periods ended March 31, 2003 and 2002.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The results for the three months and six months ended March 31, 2003 are not necessarily indicative of results that may be expected for the full year.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, restructuring, and environmental matters. In addition, significant estimates form the basis for the Company’s reserves with respect to collectibility of accounts receivable, inventory valuations, post-retirement benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. For example, our allowance for doubtful accounts fluctuates based on the credit quality of our customers and the related credit exposure to those same customers. At March 31, 2003 the allowance for doubtful accounts was $0.1 million lower than at September 30, 2002. The change by quarter was an increase of $0.8 million and a decrease of $0.9 million for the first and second quarters of fiscal 2003, respectively. During the second quarter of fiscal 2003, the allowance for doubtful accounts decreased by $1.6 million due to improvements in the credit quality of several customers and reduced credit exposure to those same customers, which was partially offset by an increase of $0.7 million due from the acquisition of Cartem Wilco.

Note 3. New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. As discussed in Note 12, the Company has announced that it intends to purchase the assets included in its synthetic lease facility. Accordingly, adoption of FIN 46 is not expected to have a material effect on the condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has not entered into or modified any material guarantees subsequent to December 31, 2002. As of March 31, 2003, the Company has made the following guarantees to unconsolidated third parties:

•	The Company maintains a $24.8 million synthetic lease facility. The facility expires in April 2004 unless it is extended pursuant to two five-year renewal terms. In connection with this facility, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $20.8 million as of March 31, 2003. As discussed in Note 12, the Company intends to purchase the assets included in this synthetic lease facility.
•	The Company has a 49% ownership interest in Seven Hills Paperboard, LLC, a joint venture. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership.
•	The Company leases certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial portion of these leases require the Company to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. The Company is unable to estimate its maximum exposure under these leases as it is dependent on changes in the tax law.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The interim disclosure requirements of SFAS 148 are contained in Note 8 to the Company’s condensed consolidated financial statements accompanying this report.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company has adopted SFAS 146 for exit or disposal activities initiated after December 31, 2002. Adoption of the statement did not have a material impact on the condensed consolidated financial statements.

Note 4. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net income	$7,330	$11,584	$12,400	$17,939

Foreign currency translation adjustment	6,148	(240)	6,730	(596)
Unrealized gain (loss) on derivative instruments	(227)	(214)	(102)	194
Minimum pension liability adjustment	—	357	—	357

Total other comprehensive income (loss)	5,921	(97)	6,628	(45)

Comprehensive income	$13,251	$11,487	$19,028	$17,894

The increase in other comprehensive income for the quarter and the six months ended March 31, 2003 is primarily due to a change in the Canadian/U.S. exchange rate from 1.5870 and 1.5723 at September 30, 2002 and December 31, 2002, respectively to 1.4699 at March 31, 2003 and an increase in the Company’s overall investment in Canada as a result of the Cartem Wilco acquisition.

Note 5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Numerator:
Income before cumulative effect of a change in accounting principle	$7,330	$11,584	$12,400	$23,783
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(5,844)

Net income available to common shareholders	$7,330	$11,584	$12,400	$17,939

Denominator:
Denominator for basic earnings per share — weighted average shares	34,203	33,678	34,184	33,577
Effect of dilutive stock options and restricted stock awards	312	675	329	484

Denominator for diluted earnings per share — weighted average shares and assumed conversions	34,515	34,353	34,513	34,061

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.34	$0.36	$0.71
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.18)

Net income per share — basic	$0.21	$0.34	$0.36	$0.53

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.34	$0.36	$0.70
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.17)

Net income per share — diluted	$0.21	$0.34	$0.36	$0.53

Note 6. Acquisition

In January 2003, the Company completed its acquisition of Groupe Cartem Wilco Inc. (“Cartem Wilco”), a privately held Montreal-based manufacturer of folding cartons and specialty packaging. The Company acquired Cartem Wilco to strengthen its presence in the health-and-beauty and pharmaceutical packaging markets, expand its folding carton operations in Canada, and further its vertical integration by supplying additional recycled paperboard to the newly-acquired converting operations. The acquisition was accounted for under the purchase method of accounting which requires the Company to record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. The results of Cartem Wilco are included in the Company’s consolidated results from the date of acquisition. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.2 million, subject to working capital adjustments. The Company is in the process of obtaining third-party valuations of the property, plant and equipment acquired as well as certain intangible assets. Accordingly, the allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to refinement. The pro forma impact of the acquisition is not material to the financial results.

Note 7. Restructuring and Other Costs

During the second quarter of 2003, the Company announced the closure of its Hunt Valley, Maryland and Mundelein, Illinois merchandising displays facilities. The closures are expected to result in the termination of approximately 49 employees. In connection with these closings, the Company accrued $0.1 million for severance and other employee costs. The Company expects to consolidate the operations of these plants into other existing facilities.

During fiscal 2002, the Company closed a laminated paperboard products plant in Vineland, New Jersey, a corrugated packaging plant in Dothan, Alabama, and a folding carton plant in El Paso, Texas. During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 400 employees. The Company has consolidated the operations of these closed plants into other existing facilities.

We expect to incur an estimated $1.0 million of expense for previously announced restructuring activities that will be expensed as incurred in the balance of the fiscal year. The charges will consist primarily of equipment and employee relocation, and other miscellaneous expenses.

Restructuring and other costs for the six months ended March 31, 2003 were $0.4 million. The amount consisted primarily of the following:

1.	An accrual at Hunt Valley for severance and other employee costs of $0.1 million.
2.	Accrual adjustments totaling $1.0 million resulting primarily from severance and other costs at Vineland, and the earlier than planned sales of property at Augusta and Vineland.
3.	Expenses incurred from previously announced facility closings were attributable to equipment relocation costs of $1.2 million primarily from El Paso and Vineland, and $0.1 million in other miscellaneous items.

The following table represents a summary of the restructuring accrual for fiscal 2003 (in thousands):

	Reserve at	Restructuring		Adjustment	Reserve at
	September 30, 2002	Charges	Payments	to Accrual	March 31, 2003

Severance and other employee costs	$2,560	$96	$(2,216)	$(324)	$116
Facility carrying costs	770	—	(194)	(434)	142
Disposal costs	264	—	(28)	(225)	11
Other	341	—	(246)	(45)	50

Total Restructuring	$3,935	$96	$(2,684)	$(1,028)	$319

Note 8. Stock Option Plans

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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Expected Term in Years	7	7	7	7
Expected Volatility	45.6%	43.3%	45.7%	43.3%
Risk-Free Interest Rate	1.1%	1.8%	1.1%	1.8%
Dividend Yield	2.3%	2.4%	2.4%	2.0%

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net income, as reported	$7,330	$11,584	$12,400	$17,939
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(600)	(626)	(1,207)	(1,217)

Pro forma net income	$6,630	$10,958	$11,193	$16,722

Earnings per share:
Basic – as reported	$0.21	$0.34	$0.36	$0.53

Basic – pro forma	$0.20	$0.33	$0.33	$0.50

Diluted – as reported	$0.21	$0.34	$0.36	$0.53

Diluted – pro forma	$0.20	$0.32	$0.32	$0.49

Note 9. Inventories

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

Inventories were as follows (in thousands):

	March 31,	September 30,
	2003	2002

Finished goods and work in process	$97,144	$85,012
Raw materials	39,690	37,637
Supplies	13,088	14,344
Reserve for excess and obsolete items	(1,601)	(682)

Inventories at FIFO cost	148,321	136,311
LIFO reserve	(24,412)	(24,562)

Net inventories	$123,909	$111,749

Note 10. Debt

Debt, excluding the fair value of hedging instruments of $19.9 million and $19.8 million at March 31, 2003 and September 30, 2002, respectively, consists of the following (in thousands):

	March 31,	September 30,
	2003	2002

5.625% notes, due March 2013, net of unamortized discount of $251(a)	$99,749	$—
8.20% notes, due August 2011, net of unamortized discount of $570 and $604	249,430	249,396
7.25% notes, due August 2005, net of unamortized discount of $32 and $39	99,968	99,961
Asset securitization facility(b)	—	60,000
Industrial revenue bonds, bearing interest at variable rates (2.52% at March 31, 2003 and 3.0% at September 30, 2002), due through October 2036	40,000	40,000
Revolving credit facility(c)	4,000	2,400
Other notes	2,361	1,483

	495,508	453,240
Less current maturities of debt	4,335	62,917

Long-term debt due after one year	$491,173	$390,323

(a)In March 2003, the Company sold $100.0 million in aggregate principal amount of its 5.625% notes due March 15, 2013 (the “2013 Notes”). The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.8 million are being amortized over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)In November 2000, the Company entered into a $125.0 million receivables-backed financing transaction (the “Receivables Financing Facility”), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. A bank provides a back-up liquidity facility. The effective interest rate was 2.73% as of September 30, 2002. The incremental borrowing rate on this facility at March 31, 2003 would be approximately 1.67%. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles. The Company has renewed the Receivables Financing Facility through March 29, 2004.

(c)In March 2003, the Company amended its revolving credit facility, provided by a syndicate of banks, to reduce the size of the facility from $300.0 million to $125.0 million through June 2005. Combined credit availability under the Receivables Financing Facility and the revolving credit facility exceeds $100.0 million. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from .125% to .50% of the aggregate borrowing availability, based on the Company’s consolidated funded debt to EBITDA ratio. The borrowing rate and facility fees at March 31, 2003 were 2.5625% and .25%, respectively. The borrowing rate, and facility fee, at September 30, 2002 was 3.155% and .20%, respectively. The amendment to the bank credit facility reduces the minimum fixed charge coverage ratio from 2:1 to 1.75:1 and increases the maximum funded debt to EBITDA ratio from 3.5:1 to 4:1 through September 30, 2004 and to 3.75:1 thereafter. The amendment to the bank credit facility excludes the cash costs of certain plant closings from the fixed charge and funded debt to EBITDA covenant calculations, and also excludes from the calculation of the minimum consolidated net worth covenant pension plan charges and credits taken to other comprehensive income after September 30, 2001. Under the agreements covering this facility, restrictions exist as to the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. The Company is in compliance with such restrictions.

Note 11. Segment Information

The following table sets forth business segment information (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net sales (aggregate):
Packaging Products	$213,471	$192,004	$404,881	$386,515
Merchandising Displays and Corrugated Packaging	64,335	70,104	138,176	142,557
Paperboard	130,741	123,743	253,878	248,824

Total	408,547	385,851	796,935	777,896

Less net sales (intersegment):
Packaging Products	881	875	1,606	1,568
Merchandising Displays and Corrugated Packaging	1,237	1,331	2,603	2,524
Paperboard	39,002	35,526	77,743	75,118

Total	41,120	37,732	81,952	79,210

Net sales (unaffiliated customers):
Packaging Products	212,590	191,129	403,275	384,947
Merchandising Displays and Corrugated Packaging	63,098	68,773	135,573	140,033
Paperboard	91,739	88,217	176,135	173,706

Total	$367,427	$348,119	$714,983	$698,686

Segment income:
Packaging Products	$10,065	$12,830	$14,924	$24,384
Merchandising Displays and Corrugated Packaging	5,073	7,849	11,980	19,238
Paperboard	6,351	6,347	11,412	12,634

Total segment income	21,489	27,026	38,316	56,256

Restructuring and other costs	(935)	(35)	(416)	165
Other non-allocated expenses	(1,277)	(1,204)	(2,993)	(3,137)
Interest expense	(6,566)	(6,182)	(13,029)	(13,096)
Interest and other income	56	88	108	368
Minority interest in income of consolidated subsidiary	(784)	(760)	(1,522)	(1,520)

Income before income taxes	$11,983	$18,933	$20,464	$39,036

Note 12. Subsequent Events

On April 30, 2003, the Company notified the lessor of the $24.8 million synthetic lease facility that it intends to exercise its option to purchase the assets under the synthetic lease on May 30, 2003. The purchase will result in the addition of $24.5 million of land and buildings as well as the debt incurred to purchase the assets. The purchase of the properties under the synthetic lease will provide us access to lower cost debt under our asset securitization facility creating a lower overall cash cost to the Company. The Company will also begin depreciating the assets covered under the synthetic lease. The overall impact of purchasing these assets is not expected to have a material effect on the future financial results of the Company.

In May 2003, the Company announced it has been exploring and is continuing to explore strategic alternatives that would improve the overall competitive position of our plastic packaging division. These alternatives include acquisitions to increase the size and scale of the plastics packaging division, a divestiture, or a joint venture with another thermoformer. The Company has not decided if any of these alternatives will be implemented.

PART I.  FINANCIAL INFORMATION

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

Segment and Market Information

We report our results in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. During fiscal 2002, no single external customer accounted for more than 10% of our consolidated net sales. During fiscal 2002, the top ten customers represented approximately 28% of our consolidated net sales.

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

The paperboard segment consists of facilities that collect recovered paper and manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated companies operating in North America manufacturing various grades of paperboard as well as a limited amount of paperboard imported by manufacturers outside of North America. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. During fiscal 2002, we sold recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 2,000 customers and the top ten external customers of the segment represented approximately 49% of the external sales of the paperboard segment. For the fiscal year ended September 30, 2002, approximately 30% of our segment sales were made to internal customers, predominantly in our packaging products segment. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

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

ROCK-TENN COMPANY
INDUSTRY SEGMENT INFORMATION
(UNAUDITED)
(IN THOUSANDS EXCEPT FOR TONNAGE DATA)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

NET SALES:
Packaging Products Segment	$213,471	$192,004	$404,881	$386,515
Merchandising Displays and Corrugated Packaging Segment	64,335	70,104	138,176	142,557
Paperboard Segment	130,741	123,743	253,878	248,824
Intersegment Eliminations	(41,120)	(37,732)	(81,952)	(79,210)

TOTAL NET SALES	$367,427	$348,119	$714,983	$698,686

INCOME BEFORE INCOME TAXES:
Packaging Products Segment	$10,065	$12,830	$14,924	$24,384
Merchandising Displays and Corrugated Packaging Segment	5,073	7,849	11,980	19,238
Paperboard Segment	6,351	6,347	11,412	12,634

Segment Income	21,489	27,026	38,316	56,256

Plant Closing and Other Costs	(935)	(35)	(416)	165
Other Non-Allocated Expenses	(1,277)	(1,204)	(2,993)	(3,137)
Interest Expense	(6,566)	(6,182)	(13,029)	(13,096)
Interest and Other Income	56	88	108	368
Minority Interest in Income of Consolidated Subsidiary	(784)	(760)	(1,522)	(1,520)

TOTAL INCOME BEFORE INCOME TAXES	$11,983	$18,933	$20,464	$39,036

Paperboard Shipped (in tons)	283,364	272,762	541,497	540,238

Results of Operations

Net Sales (Unaffiliated Customers)

Net Sales for the quarter ended March 31, 2003 increased 5.5% to $367.4 million from $348.1 million for the quarter ended March 31, 2002. The acquisition of Cartem Wilco, which was completed effective January 15, 2003, contributed $12.3 million of the $19.3 million increase in net sales. Net sales for the six months ended March 31, 2003 increased 2.3% to $715.0 million from $698.7 million for the six months ended March 31, 2002. Further information is provided in the segment discussions that follow.

Net Sales (Aggregate) — Packaging Products Segment

	First	Second	Six Months	Third	Fourth	Fiscal
(In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year

2002	$194.5	$192.0	$386.5	$199.7	$204.0	$790.2
2003	191.4	213.5	404.9	—	—	—

Net sales of packaging products before intersegment eliminations for the quarter ended March 31, 2003 increased 11.2% to $213.5 million from $192.0 million for the quarter ended March 31, 2002. The increase in sales for the packaging products segment in the second quarter of 2003 was primarily due to higher volumes in the folding carton division, which experienced a $17.5 million increase in sales from the same quarter last year. The volume increase was a combination of organic growth and the sales increase related to the Cartem Wilco acquisition. Net sales were also up in our interior packaging joint venture due to a combination of price and volume increases. Our plastic packaging division experienced higher DuraFresh® tray sales compared to the previous year quarter which enabled it to achieve higher net sales compared to the same period last year.

Net sales of packaging products before intersegment eliminations for the six months ended March 31, 2003 increased 4.8% to $404.9 million from $386.5 million for the six months ended March 31, 2002. The increase in sales for the packaging products segment in the first six months of fiscal 2003 was primarily due to higher volumes which were partially offset by lower prices than in the same period last year.

Net Sales (Aggregate) — Merchandising Displays and Corrugated Packaging Segment

	First	Second	Six Months	Third	Fourth	Fiscal
(In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year

2002	$72.4	$70.1	$142.5	$68.0	$79.6	$290.1
2003	73.9	64.3	138.2	—	—	—

Net sales within this segment before intersegment eliminations for the quarter ended March 31, 2003 decreased 8.2% to $64.3 million from $70.1 million for the quarter ended March 31, 2002. We believe the decrease in net sales reflected a slowdown in marketing activity by consumer products companies affecting our merchandising displays business, and lower prices and volumes experienced in the corrugated packaging division. The lower volume in the corrugated packaging division relative to the prior year period was primarily the result of the September 2002 closure of the Dothan, Alabama facility.

Net sales within this segment before intersegment eliminations for the six months ended March 31, 2003 decreased 3.1% to $138.2 million from $142.5 million for the six months ended March 31, 2002. Despite the increase in net sales in the first quarter of 2003, which was primarily attributable to higher sales volumes of merchandising displays due to the two acquisitions made in fiscal 2002, we experienced a decrease in net sales for the current six month period compared to the prior six month period ended March 31, 2002. We believe the decrease was primarily attributable to a slowdown in marketing activity by consumer products companies in our merchandising displays business and lower prices and volumes experienced in the corrugated packaging division.

Net Sales (Aggregate) — Paperboard Segment

	First	Second	Six Months	Third	Fourth	Fiscal
(In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year

2002	$125.1	$123.7	$248.8	$129.1	$138.3	$516.2
2003	123.1	130.7	253.8	—	—	—

Net sales of paperboard before intersegment eliminations for the quarter ended March 31, 2003 increased 5.7% to $130.7 million from $123.7 million for the quarter ended March 31, 2002. Total tons shipped in the quarter for the paperboard segment were 283,364 tons, a 3.9% increase from the 272,762 tons shipped in the same quarter last year. Net sales in the segment increased primarily due to higher sales volume in our coated paperboard business, slightly higher volumes in our specialty paperboard business, and increased sales in our recycled fiber business due to an increase in fiber prices over the prior year quarter. In addition to increased volume, we had an increase in our average selling price. These gains were partially offset by declines in our laminated paperboard products division as we continued to experience a decrease in demand for our products by customers in the furniture and book industries.

Net sales of paperboard before intersegment eliminations for the six months ended March 31, 2003 increased 2.0% to $253.8 million from $248.8 million for the six months ended March 31, 2002. Total tons shipped in the current six months for the paperboard segment were 541,497 tons, a 0.2% increase from the 540,238 tons shipped in the same quarter last year. The increase in net sales for the current year period represents higher volumes in our coated and specialty paperboard businesses, increased sales in our recycled fiber business, and declines in our laminated paperboard products division as compared to the six months last year. In addition to increased volume, we had an increase in our average selling price.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2003 increased 8.8% to $301.9 million from $277.4 million for the quarter ended March 31, 2002. Cost of goods sold as a percentage of net sales for the quarter ended March 31, 2003 increased to 82.2% from 79.7% for the quarter ended March 31, 2002. Cost of goods sold for the six months ended March 31, 2003 increased 6.0% to $585.3 million from $552.3 million for the six months ended March 31, 2002. Cost of goods sold as a percentage of net sales for the six months ended March 31, 2003 increased to 81.9% from 79.0% for the six months ended March 31, 2002. The increase in cost of goods sold resulted primarily from increases in raw material and energy costs over the same periods last year.

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

	Three months ended March 31,				Six months ended March 31,
	2003		2002		2003		2002

(In Millions)	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO

Cost of goods sold	$301.9	$302.3	$277.4	$278.0	$585.3	$585.5	$552.3	$553.7
Net income	7.3	7.1	11.6	11.2	12.4	12.3	17.9	17.1

Gross Profit

	First	Second	Six Months	Third	Fourth	Fiscal
(% of Net Sales)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year

2002	21.6%	20.3%	21.0%	21.0%	18.3%	20.3%
2003	18.4%	17.8%	18.1%	—	—	—

Gross profit for the quarter ended March 31, 2003 decreased 7.3% to $65.6 million from $70.7 million for the quarter ended March 31, 2002. Gross profit for the six months ended March 31, 2003 decreased 11.4% to $129.7 million from $146.4 million for the six months ended March 31, 2002. Gross profit as a percentage of net sales was 17.8% and 20.3% for the quarters ended March 31, 2003 and 2002, respectively. Gross profit as a percentage of net sales was 18.1% and 21.0% for the six months ended March 31, 2003 and 2002 respectively. See Cost of Goods Sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2003 were relatively unchanged at $45.1 million compared to $45.1 million for the quarter ended March 31, 2002. SG&A expenses as a percentage of net sales declined to 12.3% from 12.9% for the quarters ended March 31, 2003 and March 31, 2002, respectively. Salaries and pension expenses increased $1.7 million. Bad debt expense decreased $1.3 million when compared to the prior year quarter primarily due to lower total exposure to and improvements in the credit quality of several customers. In addition, SG&A expenses increased as a result of the Cartem Wilco acquisition.

SG&A expenses for the six months ended March 31, 2003 increased 1.6% to $94.1 million from $92.6 million for the six months ended March 31, 2002. SG&A expenses as a percentage of net sales was 13.2% and 13.3% for the six months ended March 31, 2003 and 2002, respectively. Salaries and pension expenses increased $4.4 million. Salaries increased primarily due to general pay increases, pension expenses increased as a result of the poor investment returns experienced by the pension plans, other increases in SG&A included $1.1 million for costs associated with an enterprise application integration project at our merchandising displays division, and SG&A expenses resulting from the Cartem Wilco acquisition. These increases were partially offset by a $2.6 million reduction in bad debt expense when compared to the prior year primarily due to lower total exposure to and improvements in the credit quality of several customers.

Unconsolidated Joint Venture

During the quarter ended March 31, 2003, our Seven Hills joint venture with Lafarge Corporation reported a loss of $0.3 million compared to a gain of $0.2 million in the same quarter last year. The unconsolidated joint venture reported a loss of $0.3 million for the six months ended March 31, 2003 compared to a loss of $0.7 million for the six months ended March 31, 2002. In fiscal 2002, the joint venture was in a start-up and ramp-up period, and therefore not comparable.

The joint venture is structured so that our primary income is earned in fees paid by the joint venture to our mill division. The joint venture’s gains and losses reflect how the mill performs against benchmark performance standards set forth in the joint venture agreement.

Restructuring and Other Costs

During the second quarter of fiscal 2003, the Company announced the closure of its Hunt Valley, Maryland and Mundelein, Illinois merchandising displays facilities. The closures are expected to result in the termination of approximately 49 employees. In connection with these closings, the Company accrued $0.1 million for severance and other employee costs. The Company expects to consolidate the operations of these plants into other existing facilities.

We expect to incur an estimated $1.0 million of expense for previously announced restructuring activities that will be expensed as incurred in the balance of the fiscal year. The charges will consist primarily of equipment and employee relocation, and other miscellaneous expenses.

During the second quarter of fiscal 2003, we recognized expense from restructuring and other costs of approximately $0.9 million, including $0.1 million for the Hunt Valley closure, compared to $0.0 million for the same period last year. This was primarily due to equipment relocation of $0.7 million associated with our Vineland, New Jersey laminated converting operations, and our folding carton plant in El Paso, Texas and other miscellaneous items totaling $0.2 million.

During the six months ended March 31, 2003 we recognized expense from restructuring and other costs of approximately $0.4 million compared to income of $0.2 million for the same period last year. Restructuring and other costs for the six months ended March 31, 2003 consisted primarily of:

1.	An accrual at Hunt Valley for severance and other employee costs of $0.1 million.
2.	Accrual adjustments totaling $1.0 million resulting primarily from severance and other costs at Vineland, and the earlier than planned sales of property at Augusta and Vineland.
3.	Expenses incurred from previously announced facility closings were attributable to equipment relocation costs of $1.2 million primarily from El Paso and Vineland, and $0.1 million in other miscellaneous items.

Segment Operating Income

Operating Income — Packaging Products Segment

	Net Sales	Operating
(In Millions, except Percentages)	(Aggregate)	Income	Return on Sales

First Quarter	$194.5	$11.5	5.9%
Second Quarter	192.0	12.9	6.7

Six Months Ended 3/31	386.5	24.4	6.3
Third Quarter	199.7	14.6	7.3
Fourth Quarter	204.0	11.5	5.6

Fiscal 2002	$790.2	$50.5	6.4%

First Quarter	$191.4	$4.9	2.5%
Second Quarter	213.5	10.1	4.7

Six Months Ended 3/31	$404.9	$15.0	3.7%
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2003	—	—	—

Operating income attributable to the packaging products segment for the quarter ended March 31, 2003 decreased 21.6% to $10.1 million from $12.9 million for the quarter ended March 31, 2002. Operating margin for the current quarter was 4.7% compared to 6.7% for the prior year quarter. The decrease in operating income for the segment was due to the inability to pass through higher raw material costs, less favorable product mix, higher energy costs and increased labor costs. These costs more than offset the increase in net sales in the segment.

Operating income attributable to the packaging products segment for the six months ended March 31, 2003 decreased 38.8% to $15.0 million from $24.4 million for the six months ended March 31, 2002. Operating margin for the current year to date period was 3.7% compared to 6.3% for the prior year period. Increased net sales in the period were more than offset by increased raw material prices, less favorable product mix, higher energy costs, and increased labor costs.

Operating Income — Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return
(In Millions, except Percentages)	(Aggregate)	Income	on Sales

First Quarter	$72.4	$11.4	15.7%
Second Quarter	70.1	7.8	11.2

Six Months Ended 3/31	142.5	19.2	13.5
Third Quarter	68.0	4.6	6.8
Fourth Quarter	79.6	9.0	11.3

Fiscal 2002	$290.1	$32.8	11.3%

First Quarter	$73.9	$6.9	9.4%
Second Quarter	64.3	5.0	7.9

Six Months Ended 3/31	$138.2	$11.9	8.7%
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2003	—	—	—

Operating income attributable to this segment for the quarter ended March 31, 2003 decreased 35.4% to $5.0 million from $7.8 million in the quarter ended March 31, 2002. Operating margin for the quarter ended March 31, 2003 decreased to 7.9% from 11.2% for the quarter ended March 31, 2002. The decrease in operating margin for the quarter primarily resulted from a decrease in net sales due to what we believe was a slowdown in marketing activity by consumer products companies affecting our merchandising displays business, and lower sales volumes and lower prices in our corrugated packaging.

Operating income attributable to this segment for the six months ended March 31, 2003 was $11.9 million as compared to $19.2 million for the six months ended March 31, 2002, a decrease of 37.7%. Operating margin for the six months ended March 31, 2003 decreased to 8.7% from 13.5% for the six months ended March 31, 2002. Despite the increase in net sales in the first quarter of fiscal 2003, which was primarily attributable to higher sales volumes of merchandising displays due to the two acquisitions made in fiscal 2002, we experienced a decrease in net sales for the current six month period compared to the six months ended March 31, 2002. The decrease was primarily attributable to what we believe was a slowdown in marketing activity by consumer products companies affecting our merchandising displays business, and lower prices and volumes experienced in the corrugated packaging division. The decrease in volumes in our corrugated packaging division was primarily the result of the September 2002 closure of our Dothan, Alabama facility, and what we believe was a slowdown in marketing activity by consumer products companies.

Operating Income — Paperboard Segment

				Recycled	Average	Corrugated	Average	Weighted
				Paperboard	Recycled	Medium	Corrugated	Average
	Net Sales	Operating		Tons	Paperboard	Tons	Medium	Recovered
	(Aggregate)	Income	Return	Shipped(a)	Price(a)(b)	Shipped	Price(b)	Paper Cost(b)
	(In Millions)	(In Millions)	on Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$125.1	$6.3	5.0%	223.9	$424	43.6	$342	$67
Second Quarter	123.7	6.3	5.1	230.2	410	42.5	337	65

Six Months Ended 3/31	248.8	12.6	5.1	454.1	417	86.1	339	66
Third Quarter	129.1	9.1	7.0	235.4	410	44.0	331	78
Fourth Quarter	138.3	2.4	1.7	241.0	425	44.8	346	108

Fiscal 2002	$516.2	$24.1	4.7%	930.5	$417	174.9	$339	$80

First Quarter	$123.1	$5.0	4.1%	217.3	$438	40.8	$367	$82
Second Quarter	130.7	6.4	4.9	241.9	423	41.5	356	78

Six Months Ended 3/31	$253.8	$11.4	4.5%	459.2	$430	82.3	$361	$80
Third Quarter	—	—	—	—	—	—	—	—
Fourth Quarter	—	—	—	—	—	—	—	—

Fiscal 2003	—	—	—	—	—	—	—	—

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills Paperboard, LLC, our joint venture with Lafarge Corporation.
(b)	The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Operating income attributable to the paperboard segment for the quarter ended March 31, 2003 increased 0.1% to $6.4 million from $6.3 million for the quarter ended March 31, 2002. Operating margin for the quarter ended March 31, 2003 was 4.9% compared to 5.1% for the quarter ended March 31, 2002. The segment’s operating income was positively impacted by a 3.9% increase in volume and increased average selling price per ton. Offsetting the increased sales were higher raw material costs and increased operational costs. Our Stroudsburg, Pennsylvania and Dallas, Texas clay coated boxboard mills had operating issues, which we believe reduced operating income by more than $2.0 million in the quarter. The increased operational costs at these two mills were driven by start-up costs associated with the installation of new equipment. These start-up issues resulted in reduced output, increased waste and lower quality than usual. We experienced higher energy costs per ton compared to the prior year quarter which would have been even higher had we not entered into fixed price natural gas purchases to hedge our anticipated winter gas consumption. These higher operational costs were partially offset by the operating efficiencies gained in our specialty paperboard division as a result of the September 2002 shutdown of the Dallas, Texas specialty paperboard machine. Also impacting the quarter were reduced net sales in our laminated paperboard products division due to reduced volume and competitive pricing.

The paperboard segment operating income for the six months ended March 31, 2003 decreased 9.7% to $11.4 million from $12.6 million for the six months ended March 31, 2002. Operating margin for the six months ended March 31, 2003 was 4.5% compared to 5.1% for the six months ended March 31, 2002. Total tons shipped in the current year period were relatively flat, an increase of 0.2% from the six months ended March 31, 2002. The segments operating income was supported by an increased selling price per ton, but offset by higher raw material costs, higher energy costs and a few operational issues including operating losses associated with the completion of the rebuilding and start up of our Stroudsburg, Pennsylvania coated paperboard mill. Our laminated paperboard division’s margins have declined due to reduced volume and competitive pricing.

Interest Expense

Interest expense for the quarter ended March 31, 2003 increased 6.2% to $6.6 million from $6.2 million for the quarter ended March 31, 2002. The increase was primarily attributable to higher interest rates resulting in increased interest expense of $0.3 million, and expense of $0.1 million due to an increase in our average outstanding borrowings in the current quarter.

Interest expense for the six months ended March 31, 2003 decreased 0.5% to $13.0 million from $13.1 million for the six months ended March 31, 2002. The decrease was attributable to a decrease in expense of $0.5 million due to a decrease in our average outstanding borrowings, which was partially offset by higher interest rates resulting in increased interest expense of $0.4 million.

Provision for Income Taxes

Income tax expense for the quarter ended March 31, 2003 was $4.7 million compared to income tax expense of $7.3 million for the quarter ended March 31, 2002. Provision for income taxes decreased to $8.1 million for the six months ended March 31, 2003 from $15.3 million for the six months ended March 31, 2002. The Company’s effective tax expense rate was flat at 38.8% for the three months ended March 31. 2003 and 2002. The Company’s effective tax rate increased to 39.4% for the six months ended March 31, 2003 compared to 39.1% for the six months ended March 31, 2002. The relatively small change is primarily the result of the generally stable relationship that existed between income and non-deductible items in these periods. We estimate that the marginal effective income tax rate for our operations is 37.75%.

Net Income and Earnings Per Common and Common Equivalent Share

Net income for the quarter ended March 31, 2003 decreased 36.7% to $7.3 million compared to $11.6 million for the quarter ended March 31, 2002. Net income as a percentage of net sales was 2.0% and 3.3% for the quarter ended March 31, 2003 and 2002, respectively.

Net income for the six months ended March 31, 2003 decreased 47.9% to $12.4 million compared to $17.9 million for the same period last year. Net income as a percentage of net sales was 1.7% and 2.6% for the six months ended March 31, 2003 and 2002, respectively.

Earnings per common and common equivalent share for the quarter ended March 31, 2003 were $0.21 compared to $0.34 for the same period last year. Earnings per common and common equivalent share for the six months ended March 31, 2003 and 2002 were $0.36 and $0.53, respectively.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes, a receivables-backed financing facility and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities.

During the quarter we took several steps to improve our financial position and financial flexibility. Specifically, on March 4, 2003 we issued $100 million of 10-year notes maturing on March 15, 2013, with a coupon of 5.625% and a yield of 5.744%, inclusive of all fees. The proceeds of this note were used to pay down the balances on our revolving credit facility, our asset securitization facility and the debt that we incurred as part of the acquisition of Cartem Wilco. We also took action to amend our revolving credit facility. This included revising the financial covenants to exclude from the net worth calculations OCI pension plan charges taken after September 30, 2001 and exclude from earnings the cash costs of certain plant closings. The amendment also reduces the fixed charge ratio from 2.00:1.00 to 1.75:1.00 and increases the funded debt ratio from 3.5:1.0 to 4.0:1.0 through September 30, 2004 and to 3.75:1.0 thereafter. The amendment provides for increased margins and facility fees during the period in which the funded debt ratio exceeds 3.5:1.0. We also reduced the size of the facility to $125 million from $300 million. We also extended our asset securitization program for an additional year. At March 31, 2003, we had $4.0 million outstanding under our revolving credit facility. The revolving credit facility terminates in 2005.

Cash and cash equivalents were $5.4 million at March 31, 2003, which decreased from $6.6 million at September 30, 2002. Net cash provided by operating activities increased for the six months ended March 31, 2003 to $51.6 million from $39.3 million for the six months ended March 31, 2002. The increase is primarily a result of a reduction in the number of days sales outstanding in accounts receivable and a smaller decrease in accounts payable when compared to the prior year. Net cash used for investing activities was $89.9 million for the six months ended March 31, 2003 and consisted primarily of capital expenditures and $65.2 million for the acquisition of Cartem Wilco. Partially offsetting the net cash used were the proceeds from the sale of real property in Vineland, New Jersey; Dothan, Alabama; Augusta, Georgia and the sale of our Montreal, Quebec recycled fiber collection facility. Net cash used for investing activities was $49.5 million for the six months ended March 31, 2002 and consisted primarily of capital expenditures as well as the purchase of Athena Industries, Inc. and Advertising Display Company, Inc. Net cash provided by financing activities aggregated $37.6 million for the six months ended March 31, 2003 compared to $7.5 million for the six months ended March 31, 2002 and consisted primarily of the net proceeds from the $100.0 million notes issue and payments on other debt from the proceeds.

Capital expenditures during the six months ended March 31, 2003 aggregated $32.0 million. We estimate that our capital expenditures will aggregate approximately $60 to $65 million for fiscal 2003, excluding the assets we intend to purchase from the synthetic lease. We expect to make these expenditures for the purchase and upgrading of machinery and equipment and for building expansions and improvements.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and receivables financing facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

In October 2002, our Board of Directors approved a resolution to increase our quarterly dividend to $0.08 per share, or $0.32 per year, on our Class A Common Stock. We believe that this increase was warranted by the reduction in our debt levels over the past two years and our lower level of expected capital expenditures in relation to the cash flows that our business has been generating.

On April 30, 2003, the Company notified the lessor of the $24.8 million synthetic lease facility that it intends to exercise its option to purchase the assets under the synthetic lease on May 30, 2003. The purchase will result in the addition of $24.5 million of land and buildings as well as the debt incurred to purchase the assets.

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

For each derivative instrument that is designated and qualifies as a fair value hedge, changes in the fair value of the derivative instrument as well as the offsetting change in the fair value of the hedged item attributable to the hedged risk are recognized in current earnings. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Derivatives are included in other long-term liabilities and other assets on the balance sheet.

In March, we realized $2.5 million cash proceeds by terminating the interest rate swaps that were designated as fair value hedges of our fixed rate debt and entering into comparable, replacement interest rate swaps at then-current market levels. No material impact on net income or change in interest rate risk is expected from these transactions relative to our position prior to entering into these transactions.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. As discussed above, the Company has announced that it intends to purchase the assets included in the synthetic lease facility. Accordingly, adoption of FIN 46 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has not entered into or modified any material guarantees subsequent to December 31, 2002. As of March 31, 2003, the Company has made the following guarantees to unconsolidated third parties:

•	The Company maintains a $24.8 million synthetic lease facility. The facility expires in April 2004 unless it is extended pursuant to two five-year renewal terms. In connection with this facility, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $20.8 million as of March 31, 2003. As discussed in Note 12 to the Company’s condensed consolidated financial statements accompanying this report, the Company has announced that it intends to purchase the assets included in this synthetic lease facility.
•	The Company has a 49% ownership interest in Seven Hills Paperboard, LLC, a joint venture. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership.
•	The Company leases certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial portion of these leases require the Company to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. The Company is unable to estimate its maximum exposure under these leases as it is dependent on changes in the tax law.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The interim disclosure requirements of SFAS 148 are contained in Note 8 to the Company’s condensed consolidated financial statements accompanying this report.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company has adopted SFAS 146 for exit or disposal activities initiated after December 31, 2002. Adoption of the Statement did not have a material impact on the Company’s condensed consolidated financial statements accompanying this report.

Forward-Looking Statements

Statements made in this report including statements regarding, among other things, estimated impact of restructuring activities, estimated capital expenditures for fiscal 2003, our intention to purchase the assets under the synthetic lease, estimated marginal tax rate, interim LIFO estimates, and the expected impact of implementing new accounting standards constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected in any forward looking statement. With respect to these forward-looking statements, the Company has made assumptions regarding, among other things, expected economic conditions, the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, expected volumes and price levels of purchases by customers, raw material and energy costs, expected year-end inventory levels and costs, competitive conditions in our businesses, and possible adverse actions of our customers, our competitors and suppliers. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. There are many factors that impact these forward-looking statements that cannot be predicted accurately. Actual results may vary materially from current expectations, in part because the Company manufactures most of its products against customer orders with short lead times and small backlogs, while earnings are currently dependent on volume due to price levels and fixed operating costs. Further, these forward-looking statements are subject to a number of general risks including, among others, decreases in demand for the Company’s products, increases in energy and raw material costs, increases in capital equipment costs, fluctuations in selling prices and adverse changes in general market and industry conditions. Such risks are more particularly described in the Company’s filings with the Securities and Exchange Commission, including under the caption “Forward-looking Information and Risk Factors” in the Company’s Annual Report on Form 10-K for the most recently ended fiscal year. Management believes its estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any such information as future events unfold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see the “Quantitative and Qualitative Disclosures About Market Risk” section in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The Company’s pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates have the impact of increasing plan costs and liabilities for both Generally Accepted Accounting Principles and regulatory funding requirements. The Company expects that the assumptions used in the calculations for pension expense for future years will reflect these market realities. We are currently evaluating alternative scenarios to assess these risks. Unless the financial markets improve, the Company may see increases in pension expense, funding requirements and OCI charges.

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt with both fixed and floating interest rates. From time to time, we use interest rate agreements to effectively cap the LIBOR rate on the variable rate portions of our debt portfolio. Based on the amounts and mix of fixed and floating rate debt at March 31, 2003, if market interest rates increase an average of 100 basis points, our interest expense, after considering the effects of interest rate swap and cap agreements, would increase interest expense and, as a result, income before taxes would decrease by approximately $2.4 million, on an annualized basis. Comparatively, if market interest rates averaged 100 basis points more than actual rates in 2002, our interest expense, after considering the effects of interest rate swap and cap agreements, would have increased and, as a result, income before taxes would have decreased by approximately $3.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap and cap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Rock-Tenn spent approximately $70.0 million on energy in fiscal 2002. Converting all purchases into MMBtu (million British thermal units), Rock-Tenn bought approximately 11,800,000 MMBtu during fiscal 2002. Not including the effect of fixed price contracts or hedges, a hypothetical 10% change in the price of energy would have increased our cost of energy by $7.0 million. However, historically, we have not generally experienced that extreme level of volatility because we have managed the risks, primarily during the winter months, by entering into hedging, fuel substitution and product pricing arrangements. We periodically evaluate alternative scenarios to manage these risks. There can be no assurance that we will continue to manage such risks, seasonally or otherwise, in the future, or that any such efforts will be successful.

There are no other significant developments with respect to derivatives or exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed with the objective of ensuring the following:

•	that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and
•	that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Within the 90-day period prior to the filing date of this quarterly report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that, as of the date of that evaluation, our disclosure controls and procedures were effective to ensure that material information relating to our Company and our consolidated subsidiaries would be made known to them by others within those entities before or during the period in which this quarterly report was being prepared.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. Management also noted that the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and that there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal controls

We also maintain a system of internal controls for financial reporting that are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized;
•	our assets are safeguarded against unauthorized or improper use; and
•	our transactions are properly recorded and reported;

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Subsequent to the date of the recent evaluation of our disclosure controls and procedures, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls, and we have taken no corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 24, 2003 at which several matters were submitted to a vote of the shareholders:

(a)	Votes cast for or withheld regarding the two individuals elected as directors of the Company for a term expiring in 2006 were as follows:

	For	Withheld

John D. Hopkins	30,240,713	143,362
James W. Johnson	30,059,773	324,302
James A. Rubright	26,829,792	3,554,283

(b)	Votes cast for or withheld regarding one individual elected as director of the Company for a term expiring in 2005 were are follows:

	For	Withheld

Russell M. Currey	26,463,397	3,920,678

Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2004	Term expiring in 2005

Stephen G. Anderson	J. Hyatt Brown
Robert B. Currey	G. Stephen Felker
L.L. Gellerstedt, III
John W. Spiegel

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

Additional Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer, Rock-Tenn Company.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

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

ROCK-TENN COMPANY (Registrant)

Date: May 14, 2003	By:	/s/ STEVEN C. VOORHEES

Steven C. Voorhees Executive Vice President Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, James A. Rubright, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rock-Tenn Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003	/s/ JAMES A. RUBRIGHT

James A. Rubright Chairman of the Board and Chief Executive Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Steven C. Voorhees, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rock-Tenn Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ STEVEN C. VOORHEES

Steven C. Voorhees Executive Vice President and Chief Financial Officer

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312)

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2

Additional Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer, Rock-Tenn Company

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.