Form 10-Q
period 2003-06-30
ROCK TENN CO
filed 2003-08-08
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2003

Class A Common Stock, .01 par value	34,859,085

ROCK-TENN COMPANY

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2003 and 2002	1
Condensed Consolidated Balance Sheets at June 30, 2003 and September 30, 2002	2
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002	3
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	29
Index to Exhibits	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net sales	$386,367	$357,142	$1,101,350	$1,055,828
Cost of goods sold	316,965	282,161	902,270	834,454

Gross profit	69,402	74,981	199,080	221,374
Selling, general and administrative expenses	48,519	48,961	142,590	141,541
Restructuring and other costs	671	9,846	1,087	9,681

Income from operations	20,212	16,174	55,403	70,152
Interest expense	(7,379)	(6,542)	(20,408)	(19,638)
Interest and other income (expense)	(50)	33	58	401
Loss from unconsolidated joint venture	(92)	—	(376)	(694)
Minority interest in income of consolidated subsidiary	(849)	(874)	(2,371)	(2,394)

Income before income taxes	11,842	8,791	32,306	47,827
Provision for income taxes	4,630	3,320	12,694	18,573

Income before cumulative effect of a change in accounting principle	7,212	5,471	19,612	29,254
Cumulative effect of a change in accounting principle (net of income taxes of $2,368)	—	—	—	(5,844)

Net income	$7,212	$5,471	$19,612	$23,410

Weighted average number of common and common equivalent shares outstanding	34,726	34,694	34,619	34,301

Basic earnings per share	$0.21	$0.16	$0.57	$0.69

Diluted earnings per share	$0.21	$0.16	$0.57	$0.68

Cash dividends per common share	$.08	$0.075	$0.24	$0.225

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share And Per Share Data)

	June 30,	September 30,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$8,205	$6,560
Accounts receivable (net of allowances of $6,462 and $7,046)	160,715	157,961
Inventories	131,444	111,749
Other current assets	28,770	11,691

Total current assets	329,134	287,961

Property, plant and equipment, at cost:
Land and buildings	234,406	194,632
Machinery and equipment	997,288	949,032
Transportation equipment	8,587	9,521
Leasehold improvements	7,614	10,411

	1,247,895	1,163,596
Less accumulated depreciation and amortization	(629,461)	(591,509)

Net property, plant and equipment	618,434	572,087
Goodwill, net	292,932	260,394
Other assets	44,947	52,609

	$1,285,447	$1,173,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$88,753	$75,130
Accrued compensation and benefits	38,842	39,457
Current maturities of long-term debt	18,831	62,917
Other current liabilities	45,839	44,331

Total current liabilities	192,265	221,835
Long-term debt, less current maturities	491,321	390,323
Adjustment for fair value hedge	24,270	19,751

Total long-term debt, less current maturities	515,591	410,074
Deferred income taxes	107,248	84,345
Other long-term items	32,610	51,650

Shareholders’ equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $.01 par value; 175,000,000 shares authorized, 34,731,318 and 34,346,467 outstanding at June 30, 2003 and September 30, 2002 respectively; Class B common stock, $.01 par value; 60,000,000 shares authorized; no shares outstanding	347	343
Capital in excess of par value	146,315	141,235
Deferred compensation	(3,386)	(2,267)
Retained earnings	308,736	298,279
Accumulated other comprehensive loss	(14,279)	(32,443)

Total shareholders’ equity	437,733	405,147

	$1,285,447	$1,173,051

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended

	June 30,	June 30,
	2003	2002

Operating Activities:
Net income	$19,612	$23,410
Items in income not affecting cash:
Depreciation and amortization	57,309	54,234
Deferred income taxes	17,172	5,869
Deferred compensation expense	569	704
Gain on disposal of property, plant and equipment, net	(14)	(713)
Pension funding more than expense	(14,186)	(2,261)
Equity in loss from joint venture	376	694
Minority interest in income of consolidated subsidiary	2,371	2,394
Impairment loss and other non-cash charges	811	14,124

Change in operating assets and liabilities:
Accounts receivable	8,163	(2,626)
Inventories	(4,201)	(9,417)
Other assets	(12,814)	5,093
Accounts payable	6,057	(11,639)
Accrued and other liabilities	(7,374)	223

Cash provided by operating activities	73,851	80,089

Investing activities:
Capital expenditures	(44,317)	(53,538)
Purchase of synthetic lease assets	(24,500)	—
Cash paid for purchase of businesses	(66,419)	(22,876)
Cash contributed to joint venture	(312)	(1,682)
Proceeds from sale of property, plant and equipment	6,848	11,446
Decrease (increase) in unexpended industrial revenue bond proceeds	1,376	(1,554)

Cash used for investing activities	(127,324)	(68,204)

Financing activities:
Proceeds from issuance of public notes	99,748	—
Net repayments to revolving credit facilities	(894)	(4,300)
Additions to debt	64,308	16,410
Repayments of debt	(107,288)	(21,515)
Proceeds from monetizing swap contracts	8,898	—
Debt issuance costs	(1,013)	(156)
Issuances of common stock	3,821	6,243
Purchases of common stock	(1,313)	(345)
Cash dividends paid to shareholders	(8,269)	(7,610)
Distribution to minority interest	(2,380)	(2,555)

Cash provided by (used for) financing activities	55,618	(13,828)

Effect of exchange rate changes on cash	(500)	1,007

Increase (decrease) in cash and cash equivalents	1,645	(936)
Cash and cash equivalents at beginning of period	6,560	5,191

Cash and cash equivalents at end of period	$8,205	$4,255

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$8,205	$19,065
Interest (net of amounts capitalized)	14,615	15,300

(continued)

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	Nine Months Ended

	June 30,	June 30,
	2003	2002

Supplemental schedule of non-cash investing and financing activities:

In the first nine months of fiscal 2002, we purchased Athena Industries, Inc. and Advertising Display Company, Inc. for $22,876. In January 2003, we purchased Groupe Cartem Wilco Inc., and in the third quarter of 2003 we made additional consideration payments to Athena Industries, Inc. and Advertising Display Company, Inc. For the nine months ended June 30, 2003 we paid $66,419 related to these acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired including goodwill	$78,853	$23,079
Cash paid	66,419	22,876

Liabilities assumed	$12,434	$203

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2003
(Unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of Rock-Tenn Company and its subsidiaries (the “Company”) have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month and nine month periods ended June 30, 2003 and 2002, the Company’s financial position at June 30, 2003 and September 30, 2002, and the cash flows for the nine month periods ended June 30, 2003 and 2002.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The results for the three months and nine months ended June 30, 2003 are not necessarily indicative of results that may be expected for the full year.

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

Note 3. New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS 150 is not expected to have a material effect on the condensed consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. SFAS 149 requires prospective application of the statement except for provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS 149 is not expected to have a material effect on the condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In May 2003, the Company completed the purchase of the assets included in its synthetic lease facility. The Company does not have an interest in any other VIEs. Accordingly, adoption of FIN 46 is not expected to have a material effect on the condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has not entered into or modified any material guarantees subsequent to December 31, 2002; however, in May 2003, the Company completed the purchase of the assets included in its synthetic lease facility, which terminated that facility. As of June 30, 2003, the Company has made the following guarantees to unconsolidated third parties:

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting.

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

Note 4. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income	$7,212	$5,471	$19,612	$23,410

Foreign currency translation adjustment	11,677	2,702	18,407	2,106
Unrealized gain (loss) on derivative instruments	(141)	(324)	(243)	(130)
Minimum pension liability adjustment	—	—	—	357

Total other comprehensive income	11,536	2,378	18,164	2,333

Comprehensive income	$18,748	$7,849	$37,776	$25,743

The increase in other comprehensive income for the quarter and the nine months ended June 30, 2003 is primarily due to a change in the Canadian/U.S. exchange rate from 1.5870 and 1.4699 at September 30, 2002 and March 31, 2003, respectively to 1.3475 at June 30, 2003 and an increase in the Company’s overall investment in Canada as a result of the acquisition of Groupe Cartem Wilco Inc., a privately held Montreal-based manufacturer of folding cartons and specialty packaging (“Cartem Wilco”), in January 2003.

Note 5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Numerator:
Income before cumulative effect of a change in accounting principle	$7,212	$5,471	$19,612	$29,254
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(5,844)

Net income available to common shareholders	$7,212	$5,471	$19,612	$23,410

Denominator:
Denominator for basic earnings per share - weighted average shares	34,307	33,975	34,225	33,709
Effect of dilutive stock options and restricted stock awards	419	719	394	592

Denominator for diluted earnings per share - weighted average shares and assumed conversions	34,726	34,694	34,619	34,301

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.16	$0.57	$0.87
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.18)

Net income per share — basic	$0.21	$0.16	$0.57	$0.69

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.16	$0.57	$0.85
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.17)

Net income per share — diluted	$0.21	$0.16	$0.57	$0.68

Note 6. Acquisition

In January 2003, the Company completed its acquisition of Cartem Wilco. The Company acquired Cartem Wilco to strengthen its presence in the health-and-beauty and pharmaceutical packaging markets, expand its folding carton operations in Canada, and further its vertical integration by supplying additional recycled paperboard to the newly-acquired converting operations. The acquisition was accounted for under the purchase method of accounting which requires the Company to record the assets and liabilities of the acquisition at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. The results of Cartem Wilco are included in the Company’s consolidated results from the date of acquisition. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.3 million, subject to working capital adjustments. The Company is in the process of obtaining third-party valuations of the property, plant and equipment acquired as well as certain intangible assets. Accordingly, the allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to refinement. The pro forma impact of the acquisition is not material to the financial results.

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

During fiscal 2002, the Company closed a laminated paperboard products plant in Vineland, New Jersey, a corrugated packaging plant in Dothan, Alabama, and announced the closure of a folding carton plant in El Paso, Texas and decided to permanently shut down the specialty paper machine at our Dallas, Texas mill and the No. 1 paper machine at our Lynchburg, Virginia mill, which was previously idled in December 2000. During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 400 employees. The Company has consolidated the operations of these closed plants into other existing facilities.

We expect to incur less than $0.5 million of expense for previously announced restructuring activities that will be expensed as incurred during the balance of the fiscal year. The charges will consist primarily of equipment and employee relocation, and other miscellaneous expenses.

Restructuring and other costs for the nine months ended June 30, 2003 were $1.1 million. The amount consisted primarily of the following:

1.	An accrual at Hunt Valley for severance and other employee costs of $0.1 million.

2.	Accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at Vineland, and the earlier than planned sales of property at Augusta and Vineland.

3.	Expenses recognized as incurred from previously announced facility closings totaling $1.7 million were attributable to equipment relocation costs of $1.6 million primarily from Vineland, El Paso and Dallas, $0.3 million due to changes in estimated worker’s compensation claims, a net gain on sale of property and equipment of $0.4 million, and $0.2 million in other miscellaneous items.

4.	Expenses recognized as incurred of $0.4 million as a result of our decision to remove from service certain equipment in the folding carton division and paperboard division.

The following table represents a summary of the restructuring accrual for fiscal 2003 (in thousands):

	Reserve at	Restructuring		Adjustment	Reserve at
	September 30, 2002	Charges	Payments	to Accrual	June 30, 2003

Severance and other employee costs	$2,560	$96	$(2,284)	$(331)	$41
Facility carrying costs	770	—	(248)	(514)	8
Disposal costs	264	—	(28)	(197)	39
Other	341	—	(213)	(53)	75

Total Restructuring	$3,935	$96	$(2,773)	$(1,095)	$163

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

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Expected Term in Years	8	7	8	7
Expected Volatility	45.8%	44.2%	45.8%	44.2%
Risk-Free Interest Rate	0.9%	1.7%	0.9%	1.7%
Dividend Yield	2.3%	1.8%	2.3%	1.8%

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income, as reported	$7,212	$5,471	$19,612	$23,410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(952)	(1,093)	(2,152)	(2,310)

Pro forma net income	$6,260	$4,378	$17,460	$21,100

Earnings per share:
Basic – as reported	$0.21	$0.16	$0.57	$0.69

Basic – pro forma	$0.18	$0.13	$0.51	$0.63

Diluted – as reported	$0.21	$0.16	$0.57	$0.68

Diluted – pro forma	$0.18	$0.13	$0.50	$0.62

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

Inventories were as follows (in thousands):

	June 30,	September 30,
	2003	2002

Finished goods and work in process	$99,959	$85,012
Raw materials	45,275	37,637
Supplies	12,498	14,344
Reserve for excess and obsolete items	(1,376)	(682)

Inventories at FIFO cost	156,356	136,311
LIFO reserve	(24,912)	(24,562)

Net inventories	$131,444	$111,749

Note 10. Debt

Debt, excluding the fair value of hedging instruments of $24.3 million and $19.8 million at June 30, 2003 and September 30, 2002, respectively, consists of the following (in thousands):

	June 30,	September 30,
	2003	2002

5.625% notes, due March 2013, net of unamortized discount of $245(a)	$99,755	$—
8.20% notes, due August 2011, net of unamortized discount of $553 and $604	249,447	249,396
7.25% notes, due August 2005, net of unamortized discount of $29 and $39	99,971	99,961
Asset securitization facility(b)	17,000	60,000
Industrial revenue bonds, bearing interest at variable rates (2.52% at June 30, 2003 and 3.0% at September 30, 2002), due through October 2036	40,000	40,000
Revolving credit facility(c)	1,500	2,400
Other notes	2,479	1,483

	510,152	453,240
Less current maturities of debt	18,831	62,917

Long-term debt due after one year	$491,321	$390,323

(a)	In March 2003, the Company sold $100.0 million in aggregate principal amount of its 5.625% notes due March 15, 2013 (the “2013 Notes”). The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.8 million are being amortized over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In November 2000, the Company entered into a $125.0 million receivables-backed financing transaction (the “Receivables Financing Facility”), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. A bank provides a back-up liquidity facility. The effective interest rate was 2.73% as of September 30, 2002. The incremental borrowing rate on this facility at June 30, 2003 was approximately 1.48%. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles. The Company has renewed the Receivables Financing Facility through March 29, 2004.

(c)	In March 2003, the Company amended its revolving credit facility, provided by a syndicate of banks, to reduce the size of the facility from $300.0 million to $125.0 million through June 2005. Combined credit availability under the Receivables Financing Facility and the revolving credit facility exceeds $90.0 million as of June 30, 2003. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the Company’s consolidated funded debt to EBITDA ratio. The borrowing rate and facility fees at June 30, 2003 were 2.50% and 0.25%, respectively. The borrowing rate, and facility fee, at September 30, 2002 was 3.155% and 0.20%, respectively. The amendment to the bank credit facility reduces the minimum fixed charge coverage ratio from 2:1 to 1.75:1 and increases the maximum funded debt to EBITDA ratio from 3.5:1 to 4:1 through September 30, 2004 and to 3.75:1 thereafter. The amendment to the bank credit facility excludes the cash costs of certain plant closings from the fixed charge and funded debt to EBITDA covenant calculations, and also excludes from the calculation of the minimum consolidated net worth covenant pension plan charges and credits taken to other comprehensive income after September 30, 2001. Under the agreements covering this facility, restrictions exist as to the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. The Company is in compliance with such restrictions.

Note 11. Segment Information

The following table sets forth business segment information (in thousands):

	hree Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net sales (aggregate):
Packaging Products	$228,317	$199,664	$633,198	$586,179
Merchandising Displays and Corrugated Packaging	70,464	67,970	208,640	210,527
Paperboard	130,307	129,094	384,185	377,918

Total	429,088	396,728	1,226,023	1,174,624

Less net sales (intersegment):
Packaging Products	793	1,034	2,399	2,602
Merchandising Displays and Corrugated Packaging	1,178	1,277	3,781	3,801
Paperboard	40,750	37,275	118,493	112,393

Total	42,721	39,586	124,673	118,796

Net sales (unaffiliated customers):
Packaging Products	227,524	198,630	630,799	583,577
Merchandising Displays and Corrugated Packaging	69,286	66,693	204,859	206,726
Paperboard	89,557	91,819	265,692	265,525

Total	$386,367	$357,142	$1,101,350	$1,055,828

Segment income:
Packaging Products	$9,458	$14,605	$24,382	$38,989
Merchandising Displays and Corrugated Packaging	6,672	4,569	18,652	23,807
Paperboard	5,626	9,033	17,038	21,667

Total segment income	21,756	28,207	60,072	84,463
Restructuring and other costs	(671)	(9,846)	(1,087)	(9,681)
Other non-allocated expenses	(965)	(2,187)	(3,958)	(5,324)
Interest expense	(7,379)	(6,542)	(20,408)	(19,638)
Interest and other income (expense)	(50)	33	58	401
Minority interest in income of consolidated subsidiary	(849)	(874)	(2,371)	(2,394)

Income before income taxes	$11,842	$8,791	$32,306	$47,827

Note 12. Other Information

In May 2003, the Company announced it was exploring strategic alternatives that would improve the overall competitive position of its plastic packaging division. These alternatives include acquisitions to increase the size and scale of the plastics packaging division, a divestiture, or a joint venture with another thermoformer. The Company has not decided if any of these alternatives will be implemented. We continue to explore these alternatives.

Note 13. Subsequent Events

On July 15, we entered into $100 million notional value of new interest rate swaps that convert the fixed interest rate on the 2011 notes to a floating interest rate. After taking the new swap into account, fixed rate debt accounts for about half of our total debt.

In August 2003, the Company completed its acquisition of PCPC, Inc. d/b/a Pacific Coast Packaging Corp. (“PCPC”), a folding carton manufacturer located in Kerman, California. The acquisition will be accounted for under the purchase method of accounting, which will require the Company to record PCPC’s assets and liabilities at their estimated fair value and any excess of the purchase price over fair value as goodwill. The purchase price of this transaction was approximately $16 million. Under certain conditions, additional consideration of approximately $1 million could be achieved. The Company acquired PCPC both for its geographic significance and for the way it complements our current customer base and growth strategy. PCPC will be our first folding carton operation on the West Coast. It is a low cost producer of folding cartons for the quick serve food, in-store deli, stock and gift box markets.

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

The paperboard segment consists of facilities that collect recovered paper and manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. In our clay-coated and specialty paperboard divisions, we compete with integrated and non-integrated companies operating in North America manufacturing various grades of paperboard as well as a limited amount of paperboard imported by manufacturers outside of North America. In our laminated paperboard products division, we compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber division competes with national, regional and local companies. For the nine months ended June 30, 2003 approximately 31% of our segment sales were made to internal customers, predominantly in our packaging products segment. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

All of our businesses operate in highly competitive industry segments. We regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

Our ability to fully pass through fiber price increases can be limited based on competitive market conditions for various products that we sell and by the actions of our competitors. In addition, we sell most of our paperboard and paperboard-based converted products pursuant to term contracts that provide that prices are either fixed for specified terms, or provide for price adjustments based on changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount or delay our ability to recover announced price increases for paperboard.

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

ROCK-TENN COMPANY
INDUSTRY SEGMENT INFORMATION
(UNAUDITED)
(IN THOUSANDS EXCEPT FOR TONNAGE DATA)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
NET SALES:

Packaging Products Segment	$228,317	$199,664	$633,198	$586,179
Merchandising Displays and Corrugated Packaging Segment	70,464	67,970	208,640	210,527
Paperboard Segment	130,307	129,094	384,185	377,918
Intersegment Eliminations	(42,721)	(39,586)	(124,673)	(118,796)

TOTAL NET SALES	$386,367	$357,142	$1,101,350	$1,055,828

INCOME BEFORE INCOME TAXES:

Packaging Products Segment	$9,458	$14,605	$24,382	$38,989
Merchandising Displays and Corrugated Packaging Segment	6,672	4,569	18,652	23,807
Paperboard Segment	5,626	9,033	17,038	21,667

Segment Income	21,756	28,207	60,072	84,463

Plant Closing and Other Costs	(671)	(9,846)	(1,087)	(9,681)
Other Non-Allocated Expenses	(965)	(2,187)	(3,958)	(5,324)
Interest Expense	(7,379)	(6,542)	(20,408)	(19,638)
Interest and Other Income	(50)	33	58	401
Minority Interest in Income of Consolidated Subsidiary	(849)	(874)	(2,371)	(2,394)

TOTAL INCOME BEFORE INCOME TAXES	$11,842	$8,791	$32,306	$47,827

Paperboard Shipped (in tons)	279,706	279,336	821,203	819,574

Results of Operations

Net Sales (Unaffiliated Customers)

Net Sales for the quarter ended June 30, 2003 increased 8.2% to $386.4 million from $357.1 million for the quarter ended June 30, 2002. The acquisition of Cartem Wilco, which was completed effective January 15, 2003, contributed $14.4 million to the increase in net sales. Net sales for the nine months ended June 30, 2003 increased 4.3% to $1,101.4 million from $1,055.8 million for the nine months ended June 30, 2002. Cartem Wilco contributed $26.7 million to the increase in net sales for the nine months ended June 30, 2003. Further information is provided in the segment discussions that follow.

Net Sales (Aggregate) — Packaging Products Segment

	First	Second	Third	Nine Months	Fourth	Fiscal
(In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year

2002	$194.5	$192.0	$199.7	$586.2	$204.0	$790.2
2003	191.4	213.5	228.3	633.2	—	—

Net sales of packaging products before intersegment eliminations for the quarter ended June 30, 2003 increased 14.4% to $228.3 million from $199.7 million for the quarter ended June 30, 2002. The increase in sales for the packaging products segment in the third quarter of 2003 was primarily due to higher volumes in the folding carton division, which experienced a $23.8 million increase in sales from the same quarter last year. The folding carton sales increase resulted from the Cartem Wilco acquisition and internal growth. The increase in folding carton sales was partially offset by the adverse impact on margins of continued pricing pressure in the current highly competitive environment. Net sales were also up approximately 10% in our interior packaging joint venture due to a combination of price and volume increases. We believe sales of interior packaging will be up approximately $6 million for the full year primarily due to increased sales in the growing beer and wine categories. Plastic packaging sales were up 7.8% compared to the previous year quarter due to higher sales of case ready packaging and extruded roll stock. Sales prices of case ready packaging declined in the current quarter offsetting, in part, the volume growth.

Net sales of packaging products before intersegment eliminations for the nine months ended June 30, 2003 increased 8.0% to $633.2 million from $586.2 million for the nine months ended June 30, 2002. The increase in sales for the packaging products segment in the first nine months of fiscal 2003 was primarily due to higher volumes that were partially offset by lower prices and a change in mix to lower priced products than in the same period last year.

Net Sales (Aggregate) – Merchandising Displays and Corrugated Packaging Segment

	First	Second	Third	Nine Months	Fourth	Fiscal
(In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year

2002	$72.4	$70.1	$68.0	$210.5	$79.6	$290.1
2003	73.9	64.3	70.4	208.6	—	—

Net sales within this segment before intersegment eliminations for the quarter ended June 30, 2003 increased 3.7% to $70.4 million from $68.0 million for the quarter ended June 30, 2002. The increase in net sales was driven by an increase in sales of merchandising displays primarily due to growth from acquisitions made in fiscal 2002. This increase in net sales was partially offset by lower prices and volumes in the corrugated packaging division. The lower volume of corrugated packaging sales relative to the prior year period was primarily the result of the September 2002 closure of our Dothan, Alabama facility. Sales at corrugated packaging locations other than Dothan increased by 1.2% for the three-month period compared to the third fiscal quarter last year.

Net sales within this segment before intersegment eliminations for the nine months ended June 30, 2003 decreased 0.9% to $208.6 million from $210.5 million for the nine months ended June 30, 2002. The decrease in net sales is primarily due to lower prices and volumes for corrugated packaging. The lower volume of corrugated packaging sales relative to the prior year period was primarily the result of the September 2002 closure of the Dothan, Alabama facility. Partially offsetting the lower corrugated packaging sales were increased sales of merchandising displays driven by growth from the acquisitions made in fiscal 2002. Sales at corrugated packaging locations other than Dothan increased 1.5% from the comparable nine months last year.

In the third fiscal quarter, a large merchandising display customer advised us that we will lose a substantial portion of their business as a result of a competitive Request for Proposal (“RFP”). We currently believe this loss of business will be largely offset by new business we acquired from another major customer in the second fiscal quarter of 2003 as a result of another competitive RFP. As a result, although we believe sales of our merchandising displays will continue to grow, we do not anticipate that next year our merchandising display sales are likely to grow at the historical growth rate. We also expect results for the next two quarters to be adversely affected somewhat by the costs associated with transitioning in and out the business from the two customers.

Net Sales (Aggregate) — Paperboard Segment

	First	Second	Third	Nine Months	Fourth	Fiscal
(In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year

2002	$125.1	$123.7	$129.1	$377.9	$138.3	$516.2
2003	123.1	130.7	130.4	384.2	—	—

Net sales of paperboard before intersegment eliminations for the quarter ended June 30, 2003 increased 0.9% to $130.4 million from $129.1 million for the quarter ended June 30, 2002. Total tons shipped in the quarter for the paperboard segment were 279,706 tons, a 0.1% increase from the 279,336 tons shipped in the same quarter last year. Net sales in the segment increased primarily due to an increase in fiber prices over the prior year quarter, slightly higher sales volume in recycled paperboard tons, and increased sales in our recycled fiber division. These gains were partially offset by competitive pricing for clay-coated recycled boxboard and by declines in sales of our laminated paperboard products, as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book industries.

Net sales of paperboard before intersegment eliminations for the nine months ended June 30, 2003 increased 1.7% to $384.2 million from $377.9 million for the nine months ended June 30, 2002. Total tons shipped in the current nine months for the recycled paper mills were 821,203 tons, compared to 819,574 tons shipped in the same period last year. Net sales in the segment increased primarily due to an increase in fiber prices over the same nine months last year, slightly higher sales volume in recycled paperboard tons, and increased sales in our recycled fiber division. These gains were partially offset by declines in our laminated paperboard products as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book industries.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2003 increased 12.3% to $317.0 million from $282.2 million for the quarter ended June 30, 2002. Cost of goods sold as a percentage of net sales for the quarter ended June 30, 2003 increased to 82.0% from 79.0% for the quarter ended June 30, 2002. Cost of goods sold for the nine months ended June 30, 2003 increased 8.1% to $902.3 million from $834.5 million for the nine months ended June 30, 2002. Cost of goods sold as a percentage of net sales for the nine months ended June 30, 2003 increased to 81.9% from 79.0% for the nine months ended June 30, 2002. The increase in cost of goods sold as a percentage of sales resulted primarily from increases in raw material and energy costs and increases in operating costs in the paperboard division over the same periods last year. See “Segment Operating Income” section.

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

	Three months ended June 30,				Nine months ended June 30,

	2003		2002		2003		2002

(In Millions)	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO

Cost of goods sold	$317.0	$316.5	$282.2	$282.5	$902.3	$901.9	$834.5	$836.1
Net income	7.2	7.5	5.5	5.3	19.6	19.8	23.4	22.4

Gross Profit

	First	Second	Third	Nine Months	Fourth	Fiscal
(% of Net Sales)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year

2002	21.6%	20.3%	21.0%	21.0%	18.3%	20.3%
2003	18.4%	17.8%	18.0%	18.1%	—	—

Gross profit for the quarter ended June 30, 2003 decreased 7.4% to $69.4 million from $75.0 million for the quarter ended June 30, 2002. Gross profit for the nine months ended June 30, 2003 decreased 10.1% to $199.1 million from $221.4 million for the nine months ended June 30, 2002. Gross profit as a percentage of net sales was 18.0% and 21.0% for the quarters ended June 30, 2003 and 2002, respectively. Gross profit as a percentage of net sales was 18.1% and 21.0% for the nine months ended June 30, 2003 and 2002, respectively. See the “Cost of Goods Sold” and “Segment Operating Income” sections.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2003 decreased 0.9% to $48.5 million compared to $49.0 million for the quarter ended June 30, 2002. SG&A expenses as a percentage of net sales declined to 12.6% from 13.7% for the quarters ended June 30, 2003 and June 30, 2002, respectively. SG&A expenses have decreased due to cost reduction efforts. Cost reduction efforts have more than offset the SG&A expenses incurred as a result of the Cartem Wilco acquisition.

SG&A expenses for the nine months ended June 30, 2003 increased 0.7% to $142.6 million from $141.5 million for the nine months ended June 30, 2002. SG&A expenses as a percentage of net sales were 12.9% and 13.4% for the nine months ended June 30, 2003 and 2002, respectively. The increase in SG&A expenses for the year to date period is primarily due to increased salaries, pension expense, consulting and professional fees, and expenses incurred as a result of the Cartem Wilco acquisition, which were partially offset by decreases in bad debt expense and other various items. Salaries and pension expenses increased $5.0 million. Salaries increased primarily due to contractual and performance based pay increases and the addition of the Cartem Wilco acquisition, while pension expenses increased as a result of lower portfolio returns that were consistent with investment returns earned by the pension plans in the overall market. The increase in consulting was primarily due to costs of $1.4 million associated with an enterprise application integration project at our merchandising displays division. These increases were partially offset by a $2.8 million reduction in bad debt expense when compared to the prior year primarily due to lower total exposure to and improvements in the credit quality of several customers.

Unconsolidated Joint Venture

During the quarter ended June 30, 2003, our Seven Hills joint venture with Lafarge Corporation reported a loss of $0.1 million compared to no gain or loss for the same quarter last year. The unconsolidated joint venture reported a loss of $0.4 million for the nine months ended June 30, 2003 compared to a loss of $0.7 million for the nine months ended June 30, 2002. Until October 2002, the joint venture was in a start-up and ramp-up period, and therefore we believe that it is not meaningful to compare the periods inclusive of those dates to the current periods.

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

We expect to incur an estimated $0.1 million of expense for previously announced restructuring activities that will be expensed as incurred during the balance of the fiscal year. The charges will consist primarily of equipment and employee relocation, and other miscellaneous expenses.

During the third quarter of fiscal 2003, we recognized expense from restructuring and other costs of approximately $0.7 million, compared to approximately $9.8 million for the same period last year. The expenses in the current year quarter were primarily attributable to net expenses incurred from previously announced facility closings, consisting primarily of:

1.	Equipment relocation expenses totaling $0.4 million were primarily associated with the closure of our Mundelein, Illinois merchandising displays facility, and our Vineland, New Jersey laminated paperboard facility, and the permanent shutdown of our Dallas #5 coated paperboard machine.

2.	Expenses of $0.3 million due to changes in estimated worker’s compensation claims.

3.	Net gain on sale of property and equipment and other miscellaneous items totaling $0.2 million

4.	Expenses of $0.2 million as a result of our decision to remove from service certain equipment in the paperboard division.

In the third quarter of 2002, the net expenses consisted primarily of:

1.	A charge of approximately $7.5 million incurred to consolidate the laminated paperboard products operations of our Vineland, New Jersey facility into other laminated paperboard plants. The charge consisted primarily of equipment and building write-downs, severance, machinery relocation, and other miscellaneous costs in connection with closing the facility.

2.	A charge of approximately $1.9 million incurred to record the equipment impairment when we permanently shut down the No. 1 paper machine at our Lynchburg, Virginia mill, which was previously idled in December 2000 to help increase operating rates at our other specialty paperboard mills.

3.	A charge of approximately $0.9 million incurred to write-down the real property at our folding carton facility in Augusta, Georgia to its expected net realizable value.

4.	Income of approximately $0.5 million primarily for the gain on sale of the Madison, Wisconsin folding carton facility and other items related to various closed facilities.

During the nine months ended June 30, 2003 we recognized expense from restructuring and other costs of approximately $1.1 million compared to expense of $9.7 million for the same period last year. Restructuring and other net costs for the nine months ended June 30, 2003 consisted primarily of:

1.	An accrual at Hunt Valley for severance and other employee costs of $0.1 million.

2.	Accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at Vineland, and the earlier than planned sales of property at Augusta and Vineland.

3.	Expenses incurred from previously announced facility closings and equipment shutdowns totaling $1.7 million were attributable to equipment relocation costs of $1.6 million primarily from Vineland, El Paso and Dallas, $0.3 million due to changes in estimated worker’s compensation claims, a net gain on sale of property and equipment of $0.4 million, and $0.2 million in other miscellaneous items.

4.	Expenses of $0.4 million as a result of our decision to remove from service certain equipment in the folding carton division and paperboard division.

The $9.7 million of restructuring and other costs for the nine months ended June 30, 2002 consisted of the $9.8 million discussed above incurred in the third quarter of 2002 offset by approximately $0.1 million of income recognized in the first six months related primarily to the sale of land from our Jersey City converting facility.

Segment Operating Income

Operating Income — Packaging Products Segment

	Net Sales	Operating
(In Millions, except Percentages)	(Aggregate)	Income	Return on Sales

First Quarter	$194.5	$11.5	5.9%
Second Quarter	192.0	12.9	6.7
Third Quarter	199.7	14.6	7.3

Nine Months Ended 6/30	586.2	39.0	6.7
Fourth Quarter	204.0	11.5	5.6

Fiscal 2002	$790.2	$50.5	6.4%

First Quarter	$191.4	$4.9	2.5%
Second Quarter	213.5	10.1	4.7
Third Quarter	228.3	9.4	4.1

Nine Months Ended 6/30	$633.2	$24.4	3.9%
Fourth Quarter	—	—	—
Fiscal 2003	—	—	—

Operating income attributable to the packaging products segment for the quarter ended June 30, 2003 decreased 35.2% to $9.4 million from $14.6 million for the quarter ended June 30, 2002. Operating margin for the current quarter was 4.1% compared to 7.3% for the prior year quarter. The decrease in operating income for the segment was primarily due to the inability to pass through higher raw material and energy costs. Plastic packaging income declined due to higher resin prices and a shift in mix toward lower margin extruded roll stock sales. Resin prices in the quarter reduced pre-tax income by $1.2 million compared to the prior year quarter. These costs more than offset the increase in net sales in the segment.

Operating income attributable to the packaging products segment for the nine months ended June 30, 2003 decreased 37.5% to $24.4 million from $39.0 million for the nine months ended June 30, 2002. Operating margin for the current year to date period was 3.9% compared to 6.7% for the prior year period. Increased net sales in the period were more than offset by increased raw material and energy costs, and less favorable product mix. Resin prices in the current nine month period reduced pre-tax income by $1.9 million compared to the same period last year.

Operating Income – Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return
(In Millions, except Percentages)	(Aggregate)	Income	on Sales

First Quarter	$72.4	$11.4	15.7%
Second Quarter	70.1	7.8	11.2
Third Quarter	68.0	4.6	6.7

Nine Months Ended 6/30	210.5	23.8	11.3
Fourth Quarter	79.6	9.0	11.3

Fiscal 2002	$290.1	$32.8	11.3%

First Quarter	$73.9	$6.9	9.4%
Second Quarter	64.3	5.0	7.9
Third Quarter	70.4	6.7	9.5

Nine Months Ended 6/30	$208.6	$18.6	8.9%
Fourth Quarter	—	—	—

Fiscal 2003	—	—	—

Operating income attributable to this segment for the quarter ended June 30, 2003 increased 46.0% to $6.7 million from $4.6 million in the quarter ended June 30, 2002, as margins returned to historically normal levels. Operating margin for the quarter ended June 30, 2003 increased to 9.5% from 6.7% for the quarter ended June 30, 2002. The increase in operating income for the quarter primarily resulted from an increase in net sales due to growth resulting from the acquisitions made in fiscal 2002 in our merchandising displays business. The growth was partially offset by lower sales volumes and lower prices for corrugated packaging.

Operating income attributable to this segment for the nine months ended June 30, 2003 was $18.6 million as compared to $23.8 million for the nine months ended June 30, 2002, a decrease of 21.7%. Operating margin for the nine months ended June 30, 2003 decreased to 8.9% from 11.3% for the nine months ended June 30, 2002. Despite the increase in net sales in the first and third quarters of fiscal 2003, which was primarily attributable to higher sales volumes of merchandising displays due to the acquisitions made in fiscal 2002, we experienced a decrease in net sales for the current nine month period compared to the nine months ended June 30, 2002 due to a decrease in sales of corrugated packaging. Corrugated packaging sales declined primarily due to lower sales volumes and lower prices. The decrease in volume was primarily the result of the September 2002 closure of our Dothan, Alabama facility.

Operating Income — Paperboard Segment

				Recycled	Average	Corrugated	Average	Weighted
				Paperboard	Recycled	Medium	Corrugated	Average
	Net Sales	Operating		Tons	Paperboard	Tons	Medium	Recovered
	(Aggregate)	Income	Return	Shipped(a)	Price(a) (b)	Shipped	Price(b)	Paper Cost(b)
	(In Millions)	(In Millions)	on Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$125.1	$6.3	5.0%	223.9	$424	43.6	$342	$67
Second Quarter	123.7	6.3	5.1	230.2	410	42.5	337	65
Third Quarter	129.1	9.1	7.0	235.4	410	44.0	331	78

Nine Months Ended 6/30	377.9	21.7	5.7	689.5	415	130.1	336	70
Fourth Quarter	138.3	2.4	1.7	241.0	425	44.8	346	108

Fiscal 2002	$516.2	$24.1	4.7%	930.5	$417	174.9	$339	$80
First Quarter	$123.1	$5.0	4.1%	217.3	$435	40.8	$344	$82
Second Quarter	130.7	6.4	4.9	241.9	420	41.5	334	78
Third Quarter	130.4	5.6	4.3	239.3	438	40.4	336	88

Nine Months Ended 6/30	$384.2	$17.0	4.4%	698.5	$431	122.7	$338	$83
Fourth Quarter	—	—	—	—	—	—	—	—

Fiscal 2003	—	—	—	—	—	—	—	—

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills Paperboard, LLC, our joint venture with Lafarge Corporation.

(b)	The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Note: First and second quarter 2003 sales price per ton numbers have been changed from prior disclosure to properly exclude volume discounts and freight billed or allowed.

Operating income attributable to the paperboard segment for the quarter ended June 30, 2003 decreased 37.7% to $5.6 million from $9.1 million for the quarter ended June 30, 2002. Operating margin for the quarter ended June 30, 2003 was 4.3% compared to 7.0% for the quarter ended June 30, 2002. The segment’s operating income was positively impacted by an increase in average selling price per ton and a relatively flat volume. More than offsetting the increased sales were higher raw material and energy costs as well as other factors related to mill operations that negatively impacted operating performance. The laminated paperboard products division’s income declined due to reduced volume, competitive pricing, weakness in the ready-to-assemble furniture market and increased prices for paperboard.

The paperboard segment operating income for the nine months ended June 30, 2003 decreased 21.4% to $17.0 million from $21.7 million for the nine months ended June 30, 2002. Operating margin for the nine months ended June 30, 2003 was 4.4% compared to 5.7% for the nine months ended June 30, 2002. Total tons shipped in the current year period were higher compared to the nine months ended June 30, 2002. The segment’s operating income was supported by an increased selling price per ton, but was more than offset by higher raw material costs, higher energy costs as well as other factors related to mill operations that negatively impacted operating performance. Our laminated paperboard division’s margins have declined due to reduced volume, competitive pricing, weakness in the ready-to-assemble furniture market and increased prices for paperboard.

The parent organization of the company that supplies steam to the St. Paul, Minnesota mill and certain of its affiliates (but not the company itself) filed voluntary Chapter 11 petitions for reorganization during the fiscal third quarter. The company announced that the proposed reorganizations would not impact its day-to-day operations. While we do not expect the announced reorganizations to have a material impact on our results of operations, we can provide no assurances as to the ultimate impact the reorganizations may have.

Interest Expense

Interest expense for the quarter ended June 30, 2003 increased 12.8% or $0.8 million to $7.4 million from $6.5 million for the quarter ended June 30, 2002. The increase was primarily attributable to higher interest rates resulting in increased interest expense of $0.6 million, and expense of $0.2 million due to an increase in our average outstanding borrowings in the current quarter. The increase in rates was primarily due to the issuance of the 2013 Notes that are discussed in Note 10 to the Company’s condensed consolidated financial statements.

Interest expense for the nine months ended June 30, 2003 increased 3.9% to $20.4 million from $19.6 million for the nine months ended June 30, 2002. The increase was primarily attributable to higher interest rates resulting in increased interest expense of $0.7 million. The increase in rates was primarily due to the issuance of the 2013 Notes that are discussed in Note 10 to the Company’s condensed consolidated financial statements.

Provision for Income Taxes

Income tax expense for the quarter ended June 30, 2003 was $4.6 million compared to income tax expense of $3.3 million for the quarter ended June 30, 2002. Provision for income taxes decreased to $12.7 million for the nine months ended June 30, 2003 from $18.6 million for the nine months ended June 30, 2002. The Company’s effective tax expense rate increased to 39.1% for the three months ended June 30, 2003 compared to 37.8% at June 30, 2002. The Company’s effective tax rate for the nine months ended June 30, 2003 was 39.3% up from 38.8% for the nine months ended June 30, 2002. The small changes in rate are primarily the result of the generally stable relationship that existed between income and non-deductible items in these periods; however, the numbers also include an increase in our state tax rate due to recent tax law changes. We estimate that the marginal effective income tax rate for our operations is 38.11% and 37.75% for fiscal 2003 and 2002, respectively.

Deferred taxes

Deferred tax liabilities have increased $22.9 million since September 30, 2002. This increase is a result of the $22.7 million contributed to the Company’s pension plans in June and deferred taxes resulting from the Cartem-Wilco acquisition in January.

Net Income and Earnings Per Common and Common Equivalent Share

Net income for the quarter ended June 30, 2003 increased 31.8% to $7.2 million compared to $5.5 million for the quarter ended June 30, 2002. Net income as a percentage of net sales was 1.9% and 1.5% for the quarter ended June 30, 2003 and 2002, respectively.

Net income for the nine months ended June 30, 2003 decreased 16.2% to $19.6 million compared to $23.4 million for the same period last year. Net income as a percentage of net sales was 1.8% and 2.2% for the nine months ended June 30, 2003 and 2002, respectively.

Earnings per common and common equivalent share for the quarter ended June 30, 2003 were $0.21 compared to $0.16 for the same period last year. Earnings per common and common equivalent share for the nine months ended June 30, 2003 and 2002 were $0.57 and $0.68, respectively.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes, a receivables-backed financing facility and bank credit facilities, and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities.

On May 30, 2003, the Company exercised its option to purchase the assets under a synthetic lease facility. The purchase resulted in the addition of $24.5 million of land, buildings and improvements. This purchase was financed through the use of the receivables-backed financing facility, bank credit facilities and cash generation. On June 13, 2003 the Company contributed an additional $22.7 million to our defined benefit pension plans. We expect investment earnings on this pension funding to increase fiscal 2003 earnings per share by approximately $.01 due to a reduction in the expense that would otherwise have been required.

Cash and cash equivalents were $8.2 million at June 30, 2003, which increased from $6.6 million at September 30, 2002. Net cash provided by operating activities decreased for the nine months ended June 30, 2003 to $73.9 million from $80.1 million for the nine months ended June 30, 2002. The decrease is primarily a result of the $22.7 million pension contribution made in June 2003 and the reduction in net income as compared to the prior year. Net cash used for investing activities was $127.3 million for the nine months ended June 30, 2003 and consisted primarily of capital expenditures, the purchase of the synthetic lease, and $65.3 million for the acquisition of Cartem Wilco. Partially offsetting the net cash used were the proceeds from the sale of real property in Vineland, New Jersey; Dothan, Alabama; and Augusta, Georgia and the sale of our Montreal, Quebec recycled fiber collection facility. Net cash used for investing activities was $68.2 million for the nine months ended June 30, 2002 and consisted primarily of capital expenditures as well as the purchase of Athena Industries, Inc. and Advertising Display Company, Inc. Net cash provided by financing activities aggregated $55.6 million for the nine months ended June 30, 2003 and consisted primarily of the net proceeds from the $100.0 million notes issue, additions to and payments of other debt, and proceeds from monetizing swap contracts. For the nine months ended June 30, 2002 cash used by financing activities was $13.8 million.

At June 30, 2003, we had $1.5 million outstanding under our $125 million revolving credit facility compared to $4.0 million on March 31, 2003. The revolving credit facility terminates in 2005. Our debt balance at the end of the third quarter 2003 was $510.2 million compared to $495.5 million on March 31, 2003, excluding the fair value hedge adjustment of $24.3 million and $19.9 million, respectively.

Capital expenditures during the nine months ended June 30, 2003 aggregated $44.3 million compared to $53.5 million for the same period last year. As noted above, in our third fiscal quarter we also purchased $24.5 million of assets included in the synthetic lease. We estimate that our capital expenditures will aggregate approximately $60 to $65 million for fiscal 2003. We expect to make these expenditures for the purchase and upgrading of machinery and equipment and for building expansions and improvements. During fiscal year 2004 we expect capital expenditures also to be $60 to $65 million, which includes growth capital focused on our folding carton business, primarily growth projects in Canada.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and receivables financing facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

In October 2002, our Board of Directors approved a resolution to increase our quarterly dividend to $0.08 per share on our Class A common stock. In July 2003, the Executive Committee of the Board of Directors amended our stock repurchase plan to allow for the repurchase from time to time of up to 2.1 million shares of Class A common stock in open market transactions on the New York Stock Exchange or in private transactions. The board resolution removed the previously existing expiration date for the stock repurchase program.

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

In June 2003, we realized $6.4 million cash proceeds (net of accrued interest) by terminating the interest rate swaps that were designated as fair value hedges of $100 million of the notes that expire in 2011. On July 15, 2003, we reinstated these interest rate swaps at more favorable market levels.

New Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS 150 is not expected to have a material effect on the condensed consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. SFAS 149 requires prospective application of the statement except for provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS 149 is not expected to have a material effect on the condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In May, the Company completed the purchase of the assets included in its synthetic lease facility. The Company does not have an interest in any other VIEs. Accordingly, adoption of FIN 46 is not expected to have a material effect on the condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has not entered into or modified any material guarantees subsequent to December 31, 2002; however, in May 2003, the Company completed the purchase of the assets included in its synthetic lease facility, which terminated that facility. As of June 30, 2003, the Company has made the following guarantees to unconsolidated third parties:

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The interim disclosure requirements of SFAS 148 are contained in Note 8 to the Company’s condensed consolidated financial statements accompanying this report.

Forward-Looking Statements

Statements made in this report including statements regarding, among other things, the estimated impact of restructuring activities, estimated capital expenditures for fiscal 2003 and 2004, estimated marginal tax rate, interim LIFO estimates, the estimated impact of the gain and loss of customers, the expected term and volatility of stock options, the estimated impact of pension funding investment earnings, the expected impact of bankruptcy filings by the parent organization and certain affiliates of the company that supplies steam to our facilities, and the expected impact of implementing new accounting standards constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected in any forward looking statement. With respect to these forward-looking statements, the Company has made assumptions regarding, among other things, expected economic conditions; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; expected credit availability; expected volumes and price levels of purchases by customers; raw material and energy costs; expected year-end inventory levels and costs; competitive conditions in our businesses; and possible adverse actions of our customers, our competitors and suppliers. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. There are many factors that impact these forward-looking statements that cannot be predicted accurately. Actual results may vary materially from current expectations, in part because the Company manufactures most of its products against customer orders with short lead times and small backlogs, while earnings are currently dependent on volume due to price levels and fixed operating costs. Further, these forward-looking statements are subject to a number of general risks including, among others, decreases in demand for the Company’s products, increases in energy and raw material costs, reduced supplies of raw materials, increases in capital equipment costs, fluctuations in selling prices and adverse changes in general market and industry conditions. Such risks are more particularly described in the Company’s filings with the Securities and Exchange Commission, including under the caption “Forward-looking Information and Risk Factors” in the Company’s Annual Report on Form 10-K for the most recently ended fiscal year. Management believes its estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any such information as future events unfold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see the “Quantitative and Qualitative Disclosures About Market Risk” section in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The Company’s pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates have the impact of increasing plan costs and liabilities for both accounting principles generally accepted in the United States and regulatory funding requirements. The Company expects that the assumptions used in the calculations for pension expense for future years will reflect these market realities. We are currently evaluating alternative scenarios to assess these risks. Unless interest rates increase and, subject to the performance of invested plan assets, the Company may see increases in pension expense, funding requirements and OCI charges.

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt with both fixed and floating interest rates. From time to time, we use interest rate agreements to effectively cap the interest rate on the variable rate portions of our debt portfolio. Based on the amounts and mix of fixed and floating rate debt at June 30, 2003, if market interest rates increase an average of 100 basis points, after considering the effects of interest rate swap and cap agreements, would increase interest expense and, as a result, income before taxes would decrease by approximately $1.6 million, on an annualized basis. Comparatively, if market interest rates averaged 100 basis points more than actual rates in 2002, our interest expense, after considering the effects of interest rate swap and cap agreements, would have increased and, as a result, income before taxes would have decreased by approximately $3.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap and cap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

After entering into the new interest rate swaps in July 2003, as discussed in Note 12 to the Company’s condensed consolidated financial statements, if market interest rates increase an average of 100 basis points, after considering the effects of interest rate swap and cap agreements, would increase interest expense and, as a result, income before taxes would decrease by approximately $2.6 million, on an annualized basis.

We spent approximately $70.0 million on energy in fiscal 2002. Converting all purchases into MMBtu (million British thermal units), we bought approximately 11,800,000 MMBtu during fiscal 2002. Not including the effect of fixed price contracts or hedges, a hypothetical 10% change in the price of energy would have increased our cost of energy by $7.0 million. We periodically evaluate alternative scenarios to manage these risks. There can be no assurance that we will continue to manage such risks, seasonally or otherwise, in the future, or that any such efforts will be successful.

The Company has linerboard and medium contracts in which the pricing is indexed to the Pulp and Paper Weekly publication. In June 2003, Pulp and Paper Weekly began publishing a transacted price quotation in addition to a list pricing quotation for both linerboard and medium. This change created some concerns in the marketplace given the introduction of a new index, and existing contract language that did not anticipate such a change. Our contracts are currently indexed to the list pricing quotation and that index has not changed. Therefore, we do not expect the overall impact of this new index to have a material effect in the future on the financial condition or results of operation of the Company. As we negotiate new agreements, we intend to address this issue and clarify the contract language.

There are no other significant developments with respect to derivatives or exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to our Company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this quarterly report was being prepared.

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

Changes in internal controls

We also maintain a system of internal control over financial reporting that are designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the U.S. Securities and Exchange Commission (the “SEC”) adopted rules (Release No. 33-8238) requiring us to include in our Form 10-K for the fiscal year ending September 30, 2004, and each subsequent Form 10-K, a report of management on internal control over financial reporting and a related report of our independent auditors. Management’s report must include its assessment of the effectiveness of our internal control over financial reporting as of the end of the applicable fiscal year. The auditor’s report must attest to management’s assessment. So that they will be prepared to deliver these reports in 2004, management is engaged in an ongoing process of evaluating and improving our internal control over financial reporting. During the period covered by this quarterly report, we have made no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nevertheless, we offer no assurance that changes we make to our internal control over financial reporting as part of this ongoing process will not, individually or in the aggregate, materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

During the third quarter of fiscal 2003, the Company filed the following Current Reports on Form 8-K:

1.	Form 8-K filed April 14, 2003, (a) furnishing and incorporating by reference two press releases:

•	The Company’s April 2, 2003 press release announcing that the Company had amended its bank credit facility and renewed its asset securitization facility. A copy of the amendment was incorporated by reference in the Current Report.

•	The Company’s April 8, 2003 press release (the “April 8 Press Release”) setting forth:

•	The Company’s guidance of earnings per share for the second fiscal quarter of 2003.
•	The Company’s debt balance at the end of the second fiscal quarter of 2003 compared to the balance on September 30, 2002.
•	The Company’s capital expenditures during the second fiscal quarter of 2003 as compared with its previous estimate for fiscal year 2003.

     and (b) making certain disclosure regarding:

•	The unaudited financial information related to results of operations and financial condition for the second quarter of fiscal 2003 that was included in the April 8 Press Release.

•	A public presentation by James A. Rubright, the Company’s Chairman and Chief Executive Officer, at the SunTrust Robinson Humphrey 32nd Annual Institutional Investor Conference. A copy of the slides (the “Slide Presentation”) included as part of this presentation was incorporated by reference in the Current Report.

•	A non-GAAP measure that was included as part of the Slide Presentation. A chart was incorporated by reference in the Current Report that presents the disclosure made in the Slide Presentation using only GAAP measures rather than one non-GAAP measure and GAAP measures. The chart also included a reconciliation of the GAAP and non-GAAP measures. Disclosure was also included in the Current Report regarding the utility of this non-GAAP measure to investors and additional purposes for which management uses this non-GAAP measure.

2.	Form 8-K filed April 22, 2003, furnishing and incorporating by reference two press releases:

•	The Company’s April 14, 2003 press release announcing the Company’s quarterly earnings call.

•	The Company’s April 22, 2003 press release setting forth financial results for the second quarter of 2003.

3.	Form 8-K filed May 22, 2003, furnishing and incorporating by reference a copy of a slide presentation entitled “Understanding Rock-Tenn” in which the Company disclosed certain financial information related to results of operation and financial condition for fiscal 2002 and other completed fiscal years.

The Company filed no other reports on Form 8-K during the third quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY (Registrant)

Date: August 5, 2003	By:	/s/ STEVEN C. VOORHEES Steven C. Voorhees Executive Vice President & Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312)

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.