Form 10-K
period 2003-09-30
ROCK TENN CO
filed 2003-12-19
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23340

ROCK-TENN COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Georgia	62-0342590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

504 Thrasher Street, Norcross, Georgia (Address of Principal Executive Offices)	30071 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 448-2193

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

      The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $12.80 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $362 million.

      As of December 4, 2003, the registrant had 35,040,870 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2004 are incorporated by reference in Parts II and III.

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ROCK-TENN COMPANY CONSOLIDATED BALANCE SHEETS
ROCK-TENN COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
ROCK-TENN COMPANY
REPORT OF INDEPENDENT AUDITORS
ROCK-TENN COMPANY
MANAGEMENT’S STATEMENT OF RESPONSIBILITY FOR FINANCIAL INFORMATION
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-3.3 BYLAWS OF THE REGISTRANT
EX-10.4 AMENDMENT TO THE 1993 E.S.P.P.
EX-10.7 AMEMDED AND RESTATED EMPLOYMENT AGREEMENT
EX-12 COMPUTATION OF RATIO OF EARNINGS
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO AND CFO
EX-99.1 FINANCIAL STATEMENTS OF THE 1993 E.S.P.P.

ROCK-TENN COMPANY

PART I

Item 1.     BUSINESS

      Unless the context otherwise requires, “we,” “us,” “our” or “Rock-Tenn” refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS,” and Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 65% of RTS and conduct our interior packaging products business through RTS. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements.

General

      We are a manufacturer of packaging, merchandising displays and 100% recycled clay-coated and specialty paperboard and corrugating medium. Our packaging operations manufacture folding cartons, solid fiber interior packaging, corrugated packaging and corrugated sheet stock. We also produce laminated paperboard products as well as collect and sell recycled fiber. We operate at a total of 90 locations, which include 42 paperboard converting operations, 12 paperboard mills, 12 paper recovery facilities, 23 facilities at which we conduct contract packaging, sales and design, engineering, marketing and brokerage, or fulfillment operations, and our principal executive offices. These facilities are located in 27 states, Canada, Mexico and Chile.

      In October 2003, we sold our plastic packaging operations, which manufactured plastic packaging and extruded plastic roll stock. See “Packaging Products Segment — Plastic Packaging Products.”

Products

      We report our results of operations in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. For financial information relating to our segments, please see Item 8, “Financial Statements and Supplementary Data.” For financial information related to our non-US operations, see Note 16, “Segment Information” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Packaging Products Segment

      In our packaging products segment, we manufacture two lines of packaging products: folding cartons and solid fiber interior packaging.

      Folding Cartons. We believe that we are the fifth largest producer of folding cartons in North America. Customers use our folding cartons to package paper goods; frozen, dry and perishable food items for the retail sale and quick-serve markets; beverages; automotive products; hardware; pharmaceutical and nutraceutical products; household goods; healthcare and beauty aids; recreational products, textiles; apparel; and other products. We also manufacture express envelopes for the overnight courier industry. Folding cartons typically serve the dual function of protecting customers’ products during shipment and distribution and promoting them at retail. We manufacture folding cartons from recycled or virgin paperboard, including high strength paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard in accordance with customer specifications. We then ship finished cartons to customers’ plants for assembling, filling and sealing. By employing a broad range of offset, flexographic, gravure, hexachrome, backside printing, and double coating technologies, we are able to meet a broad range of folding carton applications. We support our customers in creating new packaging solutions through our product development, graphic design and packaging systems service groups. We operate 19 folding carton plants and one technical center. Sales of folding cartons to unaffiliated customers accounted for 46.5%, 43.5%, and 43.9% of our net sales in fiscal 2003, 2002, and 2001, respectively.

      In January 2003, our folding carton division completed its acquisition of Groupe Cartem Wilco (which we refer to as “Cartem Wilco”). We acquired Cartem Wilco to strengthen our presence in the health-and-

beauty and pharmaceutical packaging markets and to expand our folding carton operations in Canada. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.3 million. In August 2003, our folding carton division completed its acquisition of PCPC, Inc., d/b/a Pacific Coast Packaging Corp. (which we refer to as “Pacific Coast Packaging”), a folding carton manufacturer located in Kerman, California. The purchase price of this transaction (including the assumption of debt) was approximately $15.4 million. We expect to pay additional consideration of approximately $1.0 million during fiscal 2004, representing an adjustment based on the achievement of certain sales levels for the six month period following the closing of the transaction. We acquired Pacific Coast Packaging both for its geographic significance and for the way it complements our current customer base and growth strategy. Pacific Coast Packaging is our first folding carton operation on the West Coast. It is a low cost producer of folding cartons for the quick serve food, in-store deli, stock and gift box markets. We have accounted for these acquisitions under the purchase method of accounting, which requires us to record Cartem Wilco’s and Pacific Coast Packaging’s assets and liabilities at their estimated fair value and any excess of the purchase price over fair value as goodwill.

      Interior Packaging Products. Our subsidiary, RTS, is a venture formed by the combination of the partition divisions of Rock-Tenn and Sonoco Products Company. Through RTS, we specialize in the design and manufacture of fiber partitions and die-cut paperboard components. We believe that we are the largest manufacturer of solid fiber partitions in North America. We market our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products for various industries. We can also manufacture partitioned shipping cases to include stand-alone point-of-purchase display systems. We manufacture solid fiber interior packaging primarily from 100% recycled specialty paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed casing, de-casing and filling lines. We focus on developing high quality, value-added interior packaging products for specific applications to meet customers’ packaging needs. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production that allows for rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates 11 manufacturing plants, eight in the United States, two in Mexico and one in Chile. Sales of interior packaging products to unaffiliated customers accounted for 9.1%, 9.1%, and 9.2% of our net sales in fiscal 2003, 2002, and 2001, respectively.

      Plastic Packaging Products. Until October 2003, we manufactured custom thermoformed plastic packaging, the Durafresh® line of rigid plastic trays, and extruded plastic roll stock at two plastic packaging plants. Effective October 27, 2003, we sold our plastic packaging operations to Pactiv Corporation. This transaction was valued at approximately $60.0 million. As a result of the transaction we expect to record an after-tax gain of $7 million in fiscal 2004. The results of operations for these components have been reclassified as income from discontinued operations on the consolidated statements of operations for all periods presented. Assets and liabilities are presented as assets and liabilities held for sale at September 30, 2003 and September 30, 2002 on our consolidated balance sheets.

Merchandising Displays and Corrugated Packaging Segment

      In our merchandising displays and corrugated packaging segment, we manufacture temporary and permanent point-of-purchase displays, corrugated packaging, and corrugated sheet stock.

      Merchandising Displays. We believe we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These high impact displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pack permanent displays to the same categories of customers. Temporary displays are constructed primarily from corrugated paperboard and generally are not restocked with products. Permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We also provide contract packing services such as multi-product promotional packing including “buy one, get one free” and complementary or free product promotions. We also manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Our Turnedge information packaging products include DVD/CD packaging and gameboards. We operate two facilities that manufacture displays, one of which also manufactures lithographic laminated packaging, one facility that manufactures primarily lithographic laminated packaging and one Turnedge manufacturing plant. We also operate nine contract packing facilities. Three of these facilities are co-locations each of which we share either with one of our customers or a third party service provider to one of our customers. We also have 10 display sales and design centers. Sales of our merchandising displays and lithographic laminated packaging to unaffiliated customers accounted for 15.4%, 16.0%, and 13.3% of our net sales in fiscal 2003, 2002, and 2001, respectively.

      Corrugated Packaging. We manufacture corrugated packaging for sale to the industrial products and consumer products markets and corrugated sheet stock for sale to corrugated box manufacturers. These products are manufactured in a range of flute configurations and our packaging includes a wide array of structural designs. We market corrugated packages and corrugated sheet stock products primarily in the Southeastern United States. To make corrugated sheet stock, we simultaneously feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We assist our customers in developing solutions through our structural design and engineering services groups. We operate one corrugator, three sheet plants and one fulfillment center, which provides contract packaging, sales and design services. Sales of our corrugated packaging products to unaffiliated customers accounted for 4.1%, 4.8%, and 5.6% of our net sales in fiscal 2003, 2002, and 2001, respectively.

Paperboard Segment

      In our paperboard segment, we collect recovered paper and produce four paperboard products: 100% recycled clay-coated paperboard, 100% recycled specialty paperboard, including gypsum paperboard liner, 100% recycled corrugating medium, and laminated paperboard products. We operate 12 paperboard mills, four laminated paperboard products plants, 12 paper recovery facilities, and one fiber marketing and brokerage facility.

      Clay-Coated Paperboard and Specialty Paperboard. We believe we are the second largest U.S. manufacturer of 100% recycled boxboard (excluding linerboard, corrugating medium and gypsum wallboard). We market our recycled clay-coated and specialty paperboard to manufacturers of folding cartons, solid fiber interior packaging, book cover and laminated paperboard furniture components, tube and core products, set-up boxes and other paperboard products. We also manufacture recycled corrugating medium, which we market to corrugated sheet manufacturers. Through our Seven Hills joint venture, we manufacture gypsum paperboard liner for sale to Lafarge Corporation, our joint venture partner. Sales of recycled paperboard (including corrugating medium) to unaffiliated customers accounted for 15.2%, 16.1%, and 17.4% of our net sales in fiscal 2003, 2002, and 2001, respectively.

      Laminated Paperboard Products. We believe we are a leading U.S. producer of laminated paperboard products for the ready-to-assemble furniture market and the book cover market. We convert specialty paperboard into laminated paperboard products for use in book covers and binders, furniture, automotive components, fiber drums and other industrial products. Sales of laminated paperboard products to unaffiliated customers accounted for 6.1%, 7.6%, and 8.3% of our net sales in fiscal 2003, 2002, and 2001, respectively.

      Recycled Fiber. Our paper recovery facilities collect waste paper from a number of sources including factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters as well as from other wastepaper collectors. We handle all grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing or sell it principally to other

U.S. manufacturers that use recycled fiber as their primary raw material. These customers include, among others, manufacturers of paperboard, tissue, newsprint, roofing products and insulation. Several of our paper recovery facilities are located near our paperboard mills. These convenient locations help minimize freight costs and provide our operations with an additional source of supply of recovered paper, which is the principal raw material used to produce recycled paperboard. We also operate a fiber marketing and brokerage group that serves large regional and national accounts. Sales of recovered paper to unaffiliated customers accounted for 3.6%, 2.9%, and 2.3% of our net sales in fiscal 2003, 2002, and 2001, respectively. Our paper recovery facilities and our marketing and brokerage group are significant suppliers of raw material to our 12 recycled paperboard mills.

Raw Materials

      The primary raw material used by our paperboard operations is recycled fiber, including fiber collected by our paper recovery facilities. During fiscal 2003, recycled fiber prices fluctuated significantly. The average cost of recycled fiber used by our paperboard mills during fiscal 2003 was $83 per ton, compared to $80 per ton during fiscal 2002. There can be no assurance that we will be able to recoup any future increases in the cost of recycled fiber through price increases for our products.

      The primary raw material used by our paperboard converting operations is recycled and virgin paperboard. There are a limited number of suppliers of virgin paperboard and, in the case of one of the primary grades of virgin paperboard used by our folding carton operations, there are only two suppliers. While management believes that it would be able to obtain adequate replacement supplies in the market should any of our current vendors discontinue supplying us virgin paperboard, the failure to obtain such supplies or the failure to obtain such supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our internal needs for recycled paperboard. Because there are other suppliers that produce the necessary grades of recycled paperboard used in these converting operations, management believes that it would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled paperboard through internal production. In the event that the cost of paperboard used in our converting operations increases, there can be no assurance that we will be able to recoup any such cost increases through price increases of our products.

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

      Because a significant number of reliable suppliers produce the various sources of energy used in our operations, management believes that it would be able to obtain adequate replacement supplies should any of our current vendors discontinue supplying us. There can be no assurance, however, that the replacement sources of energy will not be more expensive than current sources. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, has fluctuated significantly. There can be no assurance that we will be able to recoup any future increases in the cost of natural gas or other energy through price increases for our products.

Sales and Marketing

      Our top 10 external customers represented approximately 26% of consolidated net sales in fiscal 2003, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. Some of our products are marketed to key customers. The loss of any key customer could have a material adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have good relationships with our key customers. However, in the third fiscal quarter of 2003, a large merchandising display customer advised us that we will lose a substantial portion of its business as a result of a competitive request for proposal. We currently believe that the loss of this business will be largely offset by certain new merchandising display business secured during fiscal 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment.” See also “Business — Forward Looking Information and Risk Factors.”

      In fiscal 2003, we sold:

•	packaging products to approximately 2,750 customers, the top 10 of which represented approximately 31% of our external sales of the packaging products segment;

•	merchandising display products and corrugated packaging products to approximately 400 and 650 customers, respectively, the top 10 of which represented approximately 62% of our external sales of the merchandising display and corrugated packaging segment; and

•	recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 1,600 customers, the top 10 of which represented approximately 39% of our external sales of the paperboard segment.

      Each of our product lines, other than our gypsum paperboard liner, is marketed through its own sales force. Each sales force maintains direct sales relationships with our customers. We also market a number of our product lines, including folding cartons, interior packaging, corrugated packaging and book covers, through independent sales representatives and independent distributors. Sales personnel are supervised by regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. We pay our paperboard and laminated paperboard products sales personnel a base salary, and we generally pay our packaging products and merchandising displays and corrugated packaging sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. Under the terms of our Seven Hills joint venture arrangement, Lafarge Corporation is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

Competition

      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. In the laminated paperboard products markets, we also compete with foreign companies that supply laminated board for book covers. Our clay-coated paperboard and specialty paperboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and, to a limited extent, manufacturers outside of North America. Our paperboard also competes with virgin paperboard. Our recycled fiber operations compete with national, regional and local companies.

      Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. In the third fiscal quarter of 2003, a large merchandising display customer advised us that we will lose a substantial portion of its business as a result of a competitive request for proposal. We currently believe that the loss of this business will be largely offset by certain new merchandising display business secured during fiscal 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment.” See also “Business — Forward Looking Information and Risk Factors.”

      We sell 45% to 50% of our clay-coated paperboard to our Folding Carton Division and 60% to 65% of our uncoated paperboard (excluding corrugating medium and gypsum paperboard liner, which is produced by our Seven Hills joint venture) to RTS and to our laminated paperboard products and folding carton divisions. Our joint venture partner LaFarge Corporation consumes approximately 95% of the production of our Seven Hills mill. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

      The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and seek to confirm our evaluation with annual customer service surveys. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

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

Governmental Regulation

Health and Safety Regulations

      Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act (which we refer to as “OSHA”) and regulations promulgated thereunder. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the work place. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we have properly contained this asbestos and/or we have conducted training of our employees to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Regulation

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (which we refer to as “CERCLA”), the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the

U.S. Environmental Protection Agency (which we refer to as “US EPA”). In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

      We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows.

      Excluding costs related to wastewater treatment system improvements at a paperboard mill in Otsego, Michigan discussed in the next paragraph, we estimate that we will spend less than $0.7 million for capital expenditures during fiscal year 2004 in connection with matters relating to environmental compliance. It may also be necessary to upgrade wastewater treatment equipment at one of our facilities during the next one to five years at a cost ranging from approximately $0.1 million to $0.4 million. In addition, we are in the process of replacing the coal-fired boilers at one of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements will cost approximately $2.0 million and that we will complete the project by the end of calendar year 2003. Additionally, for similar reasons, we expect to modify or replace a coal-fired boiler at another facility, the cost of which we estimate will be $2.0 to $3.0 million. We anticipate that we will incur those costs within the next three to four years.

      On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality (which we refer to as “MDEQ”) in which the MDEQ alleged that we were in violation of the Michigan Natural Resources and Environmental Protection Act, as well as a wastewater discharge permit, at one of our Michigan facilities. The letter alleged that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that we are liable for contamination contained on the facility property as well as for contributing contamination to the Allied Paper/Portage Creek/Kalamazoo River Superfund Site (which we refer to as the “Kalamazoo River site”). The letter requested that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have entered into an administrative consent order pursuant to which we are making improvements to the facility’s wastewater treatment system and we have paid less than a $0.1 million settlement amount, plus an additional amount of $0.03 million for past and future oversight costs incurred by the State of Michigan. We estimate that the total cost of making upgrades to the wastewater treatment systems will be up to $3.4 million, of which we have incurred $1.8 million as of September 30, 2003. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on our part. To date, the MDEQ has not made any other demand regarding our alleged liability for contamination at the Kalamazoo River site.

      In March 2003, the US EPA sent us a request for supplemental information regarding the Kalamazoo River site, which we responded to in June 2003. The US EPA requested information from the Otsego Mill and the Battle Creek Mill in an attempt to determine to what extent we purchased from 1954 to 1971 carbonless paper or trim from certain facilities identified in their request letter. The US EPA is also attempting to determine the quantity and method of disposal of PCBs contained in wastes generated by various mills in the area between 1954 and 1989, including our mills. The US EPA made no claim or assertion in this letter against us involving the Kalamazoo River site with respect to the Otsego Mill or the Battle Creek Mill.

      Accordingly, we can make no assessment of any potential for our liability with respect to the Kalamazoo River site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at the Kalamazoo River site and that such remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. If the US EPA, the MDEQ or any other party brings any environmental claim or action against us involving the Kalamazoo River site with respect to the Otsego

Mill or the Battle Creek Mill, we intend to assert claims for indemnification pursuant to certain existing rights we have under settlement and purchase agreements in connection with the Otsego Mill, the Battle Creek Mill, and the Kalamazoo River site. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, that any amounts paid pursuant to such indemnification rights will be sufficient to cover all costs and expenses.

      We have been identified as a potentially responsible party at 11 active “superfund” sites pursuant to CERCLA or comparable state statutes. No remediation costs or allocations have been determined with respect to such sites other than costs that were not material to us. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we believe that any liability we may have at any such site will not have a material adverse effect on our results of operations, financial condition or cash flows.

Patents and Other Intellectual Property

      We hold a substantial number of patents and pending patent applications in the United States and in certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our various operations, as well as certain process and methods patent applications relating to our paperboard operations. Certain of our patents and other intellectual property are supported by trademarks such as EagleWrap™, MillMask®, Millennium Board™, AdvantaEdge®, BlueCuda™, BillBoard®, CitruSaver®, ProduSaver® and WineGuard®. Our patents and other intellectual property, particularly our patents relating to our interior packaging and folding carton operations, are important to our operations as a whole.

      We have a patent (U.S. Patent Number 6,430,467) and several patent applications pending with respect to centralized packaging of case-ready meat. Prior to the sale of our plastic packaging operations, we filed suit against four parties seeking to enjoin them from infringing our U.S. Patent Number 6,430,467 and to recover damages suffered by us as a result of such infringements. All of the suits were consolidated for pre-trial purposes in the United States District Court, Northern District of Georgia, Atlanta Division. Additionally, another party filed suit against us seeking to invalidate the patent. This lawsuit has been transferred to the United States District Court, Northern District of Georgia, Atlanta Division and a motion is pending to consolidate all of these lawsuits. One of the four defendants in the litigation was Pactiv Corporation, to which we sold our plastic packaging operations. Pursuant to the definitive sale agreement, we retained our rights to U.S. Patent Number 6,430,467 and the pending patent applications, subject to certain contingent obligations to Pactiv Corporation, and agreed to dismiss Pactiv Corporation as a party to the patent infringement lawsuit.

      The court in the patent infringement lawsuit is currently considering our motion to stay the proceedings pending a review by the United States Patent and Trademark Office (which we refer to as the “USPTO”) of our application to reissue U.S. Patent Number 6,430,467. The court is also considering a motion by the opposing parties to continue with the proceedings pending the USPTO’s review, including proceeding with a motion by certain of the defendants for summary judgment of alleged patent invalidity. We can make no assurances that the review of the patent by the USPTO will be favorable to us, that the lawsuit will be stayed pending the USPTO’s reissuance review, that we will be able to successfully enforce our claims in this lawsuit, or that thereafter we will be able to successfully enforce U.S. Patent Number 6,430,467.

Employees

      At November 26, 2003, we had approximately 8,500 employees. Of these employees, approximately 6,500 were hourly and approximately 2,000 were salaried. Approximately 2,600 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years, and management believes that our relations with our employees are good.

Available Information

      Our Internet address is www.rocktenn.com. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation and options committee, and our nominating and corporate governance committee as well as the corporate governance guidelines adopted by our board of directors and our code of ethical conduct for CEO and senior financial officers. We will also provide copies of such documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Secretary.

Forward-looking Information and Risk Factors

      We, or our executive officers and directors on our behalf, may from time to time make “forward looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward looking statements could involve, among other things, statements regarding our intent, belief or expectation with respect to our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth and our ability to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs; the consummation of acquisitions and financial transactions and their effect on our business; expectations regarding any additional consideration payable with respect to certain acquisitions after the closing date; the expected tax impact of an acquisition or disposition; our plans and objectives for future operations and expansion; expected amounts of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; expected compliance obligations with respect to environmental laws, the expected cost of such compliance and the timing of such costs; the expected impact of any environmental liability on our results of operations, financial condition or cash flows; expected growth of sales; the expected impact of any gain or loss of a customer’s business; expectations regarding any restructuring of our operations, the expected cost of any such restructuring and the timing of such costs; expectations regarding pension expenses; the expected impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance; the expected reclassification of derivative instruments; the expected effect of contractual obligations on liquidity and cash flow in future periods; expectations regarding the implementation of financial accounting standards and the impact of such implemented standards; assumptions used to test goodwill, including expected operating profit and cash flows from the use of assets and expected present value of cash flows; projections regarding pension benefit obligations, including expected returns on plan assets, and expected increase in compensation levels; assumptions used to calculate the fair value of options, including expected term and stock price volatility; our belief regarding our ability to compete; and our assumptions and expectations regarding critical accounting policies.

      Any forward looking statements would be subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward looking statements. Any forward looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally and could be affected by changes in management’s plans, such as delays or changes in anticipated capital expenditures or changes in our operations. We believe that our assumptions are reasonable; however, undue reliance should not be placed on such assumptions. These assumptions would be based on facts and conditions as they exist at the time the forward-looking statements are made as well as predictions as to future facts and conditions. These future facts and conditions may be difficult for us to predict accurately and may involve the assessment of events beyond our control. We, or our executive officers and directors, have no duty under the Securities Exchange Act of 1934 to update any forward-looking statement. Further, our business is subject to a number of risks that would affect any such forward looking statements. These risks include, among other things, the following:

• We May Face Increased Costs and Reduced Supply of Raw Materials

      Historically, the cost of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by virgin paperboard, tissue, newsprint and corrugated packaging manufacturers to the production of products with some recycled paper content may increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy has also fluctuated significantly. There can be no assurance that we will be able to recoup any future increases in the cost of recovered paper or other raw materials or of natural gas or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

• We Face Intense Competition

      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display and laminated paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. In the laminated paperboard products markets, we also compete with foreign companies that supply laminated board for book covers. Our clay-coated paperboard and specialty paperboard operations compete with integrated and non-integrated national and regional companies operating in North America manufacturing various grades of paperboard and, to a limited extent, manufacturers outside of North America. Our recycled fiber operations compete with national, regional and local companies.

      Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. In the third fiscal quarter of 2003, a large merchandising display customer advised us that we will lose a substantial portion of its business as a result of a competitive request for proposal. We currently believe that the loss of this business will be largely offset by certain new merchandising display business secured during fiscal 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment.”

      Our paperboard segment’s sales volumes may be directly impacted by changes in demand for our packaging products and our laminated paperboard products. See “Business — Competition.”

      The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and seek to confirm our evaluation with annual customer service surveys. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

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

Item 2.     PROPERTIES

      The following table shows information about our paperboard mills:

	Fiscal 2003
	Production
	Capacity
Location of Mill	(in tons)	Paperboard Produced

St. Paul, MN	180,000	Recycled corrugating medium
St. Paul, MN	160,000	Clay-coated recycled paperboard
Battle Creek, MI	140,000	Clay-coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	106,000	Clay-coated recycled paperboard
Dallas, TX	94,000	Clay-coated recycled paperboard
Stroudsburg, PA	55,000	Clay-coated recycled paperboard
Chattanooga, TN	130,000	Specialty recycled paperboard
Otsego, MI	106,000	Specialty recycled paperboard
Lynchburg, VA	88,000 (1)	Specialty recycled paperboard
Eaton, IN	59,000	Specialty recycled paperboard
Cincinnati, OH	53,000	Specialty recycled paperboard
Aurora, IL	32,000	Specialty recycled paperboard

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by Seven Hills Paperboard, LLC, an entity in which we own 49% of the equity.

      We operate at a total of 90 locations. In addition to our 12 paperboard mills, we also operate 42 paperboard converting operations, 12 paper recovery facilities, 23 facilities at which we conduct contract packaging, sales and design, engineering, marketing and brokerage, and fulfillment operations, and our principal executive offices. These facilities are located in 27 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada, Mexico and Chile. Our principal executive offices, which we own, are located in Norcross, Georgia. We believe that our existing production capacity is adequate to service existing demand for our products. We consider our plants and equipment to be in good condition.

      The following is a list of our significant facilities including our paperboard mills:

	Number of		Owned or
Type of Facility	Facilities	Locations	Leased

PACKAGING PRODUCTS

Folding Carton Operations
Manufacturing Facilities	19	Eutaw, AL	Owned
		Conway, AR	Owned
		Harrison, AR	Owned
		Kerman, CA	Leased
		Candiac, QU (Canada)	Owned
		Ste. Marie, QU (Canada)	Owned
		Warwick, QU (Canada)	Owned
		Stone Mountain, GA	Leased
		Clinton, IA	Owned
		Chicopee, MA	Owned
		Baltimore, MD	Leased
		St. Paul, MN	Owned
		Marshville, NC	Owned
		Kimball, TN (Sequatchie Valley Plant)	Owned
		Knoxville, TN	Owned
		Lebanon, TN	Owned
		Greenville, TX	Owned
		Waxahachie, TX	Owned
		Milwaukee, WI	Owned

Technical Center	1	St. Paul, MN	Owned

Interior Packaging Products Operations
Manufacturing Facilities	11	Merced, CA	Owned
		Orange, CA	Leased
		San Bernardo, Santiago, Chile	Leased
		Hartwell, GA	Owned
		Hillside, IL	Leased
		Scarborough, ME	Owned
		Atizapan, Mexico	Leased
		Villa de Garcia, N.L., Mexico	Leased
		Charleroi, PA	Leased
		Dallas, TX	Owned
		Tukwila, WA	Leased

Engineering Services	1	Tucker, GA	Owned

	Number of		Owned or
Type of Facility	Facilities	Locations	Leased

MERCHANDISING DISPLAYS AND CORRUGATED PACKAGING

Merchandising Displays Operations
Manufacturing Facilities	4	Burr Ridge, IL	Leased
		Winston-Salem, NC	Owned
		Tullahoma, TN	Leased
		Martinsville, VA	Leased

Contract Packing Facilities	9	Dekalb, IL	Leased
		Bolingbrook, IL	Leased
		Olive Branch, MS	Leased
		Pennsauken, NJ	Leased
		Winston-Salem, NC	Owned
		West Chester, OH	Leased
		Mechanicsburg, PA	Leased
		Memphis, TN	Leased
		Martinsville, VA	Leased

Sales and Design Centers	10	Rogers, AR	Leased
		Long Beach, CA	Leased
		Bethel, CT	Leased
		Burr Ridge, IL	Leased
		Hunt Valley, MD	Leased
		Winston-Salem, NC	Owned
		Pennsauken, NJ	Leased
		Totowa, NJ	Leased
		Cincinnati, OH	Leased
		Hershey, PA	Leased
Corrugated Packaging Operations
Sheet Plants	3	Norcross, GA	Owned
		Greenville, SC	Owned
		Gallatin, TN	Owned

Corrugator Facility	1	Norcross, GA	Owned

Fulfillment Center	1	Lebanon, TN	Leased

	Number of		Owned or
Type of Facility	Facilities	Locations	Leased

PAPERBOARD

Laminated Paperboard Operations
Manufacturing Facilities	4	Macon, GA	Owned
		Aurora, IL (converting and lamination)	Owned
		Columbus, IN	Owned
		Wright City, MO	Owned

Mills	1	Aurora, IL	Owned
Recycled Fiber Operations
Paper Recovery Facilities	10	Huntsville, AL	Owned
		Tucker, GA	Owned
		Indianapolis, IN	Owned
		Fairfield, OH	Leased
		Chattanooga, TN	Owned
		Cleveland, TN	Owned
		Knoxville, TN	Owned
		Shelbyville, TN	Owned
		Dallas, TX	Owned
		Fort Worth, TX	Owned

Recycled Marketing and Brokerage	1	Chattanooga, TN	Leased
Clay-Coated Paperboard Operations
Paper Recovery Facilities	2	Maple Grove, MN	Owned
		St. Paul, MN	Owned

Mills	6	St. Paul, MN (Boxboard)	Owned
		St. Paul, MN (Corrugating medium)	Owned
		Battle Creek, MI	Owned
		Sheldon Springs, VT (Missisquoi Mill)	Owned
		Dallas, TX	Owned
		Stroudsburg, PA	Owned
Specialty Paperboard Operations
Mills	5	Eaton, IN	Owned
		Otsego, MI	Owned
		Cincinnati, OH	Owned
		Chattanooga, TN	Owned
		Lynchburg, VA (Seven Hills)	Owned

Item 3.     LEGAL PROCEEDINGS

      We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows. For additional information regarding litigation to which we are a party, which is incorporated by reference into this item, please see Item 1, “Business — Governmental Regulation — Environmental Regulation” and “Business — Patents and Other Intellectual Property.”

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

      Our Class A common stock trades on the New York Stock Exchange under the Symbol RKT. As of December 4, 2003, there were approximately 443 Class A common shareholders of record.

Price Range of Common Stock

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

First Quarter	$16.90	$11.00	$14.92	$9.80
Second Quarter	$14.85	$11.77	$22.20	$14.75
Third Quarter	$17.00	$12.65	$23.81	$13.50
Fourth Quarter	$16.99	$14.51	$18.50	$11.75

Dividends

      In October 2003, our board of directors approved a resolution to increase our quarterly dividend to $0.085 per share, or $0.34 per share annually, on our Class A common stock. We believe that this increase was warranted by our financial position and strong cash flow. During fiscal 2003, we paid a quarterly dividend of $0.08 per share. During fiscal 2002, the quarterly dividend was $0.075 per share. For additional dividend information, please see Item 6, “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2004 is incorporated herein by reference.

      For additional information concerning our capitalization, please see Note 13, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Item 6.	SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2003, 2002, and 2001 and the consolidated balance sheet data as of September 30, 2003 and 2002 are derived from the Consolidated Financial Statements included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2000 and 1999 and the consolidated balance sheet data as of September 30, 2001, 2000, and 1999 are derived from audited Consolidated Financial Statements not included in this report. The Company’s plastic packaging operations have been reclassified as a discontinued operation on the consolidated statements of operations for all periods presented. Assets and liabilities are presented as assets and liabilities held for sale for all periods presented on our consolidated balance sheets. The table below is consistent with those presentations.

	Year Ended September 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Net sales	$1,433,346	$1,369,050	$1,364,759	$1,400,335	$1,265,901
Restructuring and other costs	1,684	18,237	16,893	65,630	6,932
Goodwill amortization(a)	—	—	8,569	9,069	9,410
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	29,541	29,853	24,623	(19,840)	37,480
Income from discontinued operations	35	2,617	5,614	3,924	2,218
Income (loss) before cumulative effect of a change in accounting principle	29,576	32,470	30,237	(15,916)	39,698
Net income (loss)	29,576	26,626	30,523	(15,916)	39,698

Diluted earnings (loss) per common share from continuing operations before cumulative effect of a change in accounting principle	0.85	0.87	0.74	(0.57)	1.06
Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	0.85	0.94	0.90	(0.46)	1.13
Diluted earnings (loss) per common share	0.85	0.77	0.91	(0.46)	1.13
Dividends paid per common share	0.32	0.30	0.30	0.30	0.30
Book value per common share	12.07	11.80	12.00	11.57	12.36

Total assets	1,287,788	1,173,051	1,164,413	1,158,963	1,161,470
Debt excluding adjustment for fair value hedge	501,964	453,240	485,639	534,820	498,845
Adjustment for fair value hedge	23,930	19,751	8,603	—	—
Total debt	525,894	472,991	494,242	534,820	498,845
Shareholders’ equity	422,036	405,147	402,760	386,303	432,164

Cash provided by operating activities	114,951	117,558	146,027	102,444	112,416
Capital expenditures	57,402	72,701	60,635	83,677	88,853
Cash paid for joint venture investment(b)	332	1,720	9,627	7,133	—
Cash paid for purchases of businesses, net of cash received	81,845	25,351	—	—	—

Notes (in thousands):

(a)	Amount not deductible for income tax purposes was $0, $0, $6,189, $6,550, and $6,900 in fiscal 2003, 2002, 2001, 2000, and 1999, respectively.

(b)	Of the total cash paid for the joint venture investment, contributions for capital expenditures amounted to $332, $383, $7,667 and $7,133 during fiscal 2003, 2002, 2001 and 2000, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Pension and Other Post-retirement Benefits. The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 11 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. During fiscal 2003, the effect of a 0.25% change in the discount rate would have impacted income before income taxes by approximately $1.0 million. In accordance with accounting principles generally accepted in the United States, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

      Stock Options. The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share is disclosed in Note 13.

Segment and Market Information

      We report our results in three industry segments: (1) packaging products, (2) merchandising displays and corrugated packaging, and (3) paperboard. No single external customer accounts for more than 10% of our consolidated net sales. During fiscal 2003, the top 10 customers represented approximately 26% of our consolidated net sales.

      The packaging products segment consists of facilities that produce folding cartons and interior packaging. We compete with national, regional and local packaging suppliers operating in North America. During fiscal 2003, we sold packaging products to approximately 2,750 customers and the top 10 customers accounted for approximately 31% of the external sales of the packaging products segment. We sell packaging products to customers in a variety of industries including customers in the food and beverage industries and to manufacturers of other non-durable goods.

      The merchandising displays and corrugated packaging segment consists of facilities that produce merchandising displays and flexographic and litho-laminated corrugated packaging. We compete with a number of national, regional and local suppliers of those goods in this segment. During fiscal 2003, we sold display products to approximately 400 customers and corrugated packaging products to approximately 650 customers. The top 10 customers of the segment accounted for approximately 62% of external sales of the segment.

      The paperboard segment consists of facilities that collect recovered paper and that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, and laminated paperboard products. Our clay-coated and specialty paperboard mills compete with integrated and non-integrated companies operating in North America that manufacture various grades of paperboard as well as a limited amount of paperboard imported by manufacturers outside of North America. Our laminated paperboard products sales compete with a small number of national, regional and local companies offering highly specialized products. We also compete with foreign companies in the book cover market. Our recycled fiber collection plants compete with national, regional and local companies. During fiscal 2003, we sold recycled paperboard, corrugating medium, laminated paperboard products and recovered paper to approximately 1,600 customers and the top 10 external customers of the segment represented approximately 39% of external sales. For the fiscal year ended September 30, 2003, approximately 31% of our segment sales were to internal customers, predominantly in our packaging products segment. Our paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products and our laminated paperboard products.

      All of our businesses operate in highly competitive industry segments. We regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. In the third fiscal quarter of 2003, a large merchandising display customer advised us that we will lose a substantial portion of its business as a result of a competitive request for proposal. We currently believe that the loss of this business will be largely offset by certain new merchandising display business secured during fiscal 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Results of Operations — Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment.” See also “Business — Forward Looking Information and Risk Factors.”

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

      The following table shows certain operating data for our three industry segments. Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance. These items are reported as non-allocated expenses. These include elimination of intersegment profit, restructuring and related expenses and certain corporate expenses.

	Year Ended September 30,

	2003	2002	2001

	(In millions)
Net sales (aggregate):
Packaging Products	$801.4	$722.7	$729.2
Merchandising Displays and Corrugated Packaging	285.1	289.5	262.6
Paperboard	516.1	516.2	524.5

Total	$1,602.6	$1,528.4	$1,516.3

Net sales (intersegment):
Packaging Products	$4.6	$3.3	$3.4
Merchandising Displays and Corrugated Packaging	5.1	4.4	4.8
Paperboard	159.6	151.6	143.3

Total	$169.3	$159.3	$151.5

Net sales (unaffiliated customers):
Packaging Products	$796.8	$719.4	$725.8
Merchandising Displays and Corrugated Packaging	280.0	285.1	257.8
Paperboard	356.5	364.6	381.2

Total	$1,433.3	$1,369.1	$1,364.8

Segment income:
Packaging Products	$37.6	$46.2	$39.0
Merchandising Displays and Corrugated Packaging	27.7	32.8	30.3
Paperboard	20.7	24.1	41.6

	86.0	103.1	110.9
Goodwill amortization	—	—	(8.6)
Restructuring and other costs	(1.7)	(18.2)	(16.9)
Non-allocated expenses	(6.0)	(6.4)	(5.4)
Interest expense	(26.9)	(26.4)	(35.0)
Interest and other income	0.1	0.4	0.5
Minority interest in income of consolidated subsidiary	(3.2)	(3.0)	(2.4)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	$48.3	$49.5	$43.1

Results of Operations

      We provide quarterly information in the following tables to assist in evaluating trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC.

Net Sales (Unaffiliated Customers)

      Net sales for fiscal 2003 increased 4.7% to $1,433.3 million from $1,369.1 million for fiscal 2002. Internal growth in folding carton sales, the acquisition of Cartem Wilco in January 2003 and the acquisition of Pacific Coast Packaging in August 2003 were the primary drivers for the increase in net sales.

      Net sales for fiscal 2002 increased 0.3% to $1,369.1 million from $1,364.8 million for fiscal 2001. Net sales increased due to strong sales growth in our merchandising displays business. Offsetting the strong sales growth were decreased volumes in specialty paperboard and laminated paperboard products as well as price decreases in recycled fiber.

Net Sales (Aggregate) — Packaging Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2001	$175.3	$185.7	$180.3	$187.9	$729.2
2002	177.7	177.6	182.8	184.6	722.7
2003	173.7	196.3	210.1	221.3	801.4

      Net sales of the packaging products segment before intersegment eliminations for fiscal 2003 increased 10.9% to $801.4 million from $722.7 million for fiscal 2002.

      Net sales of the packaging products segment before intersegment eliminations for fiscal 2002 decreased 0.9% to $722.7 million from $729.2 million for fiscal 2001.

Net Sales (Aggregate) by Division — Packaging Products Segment

	Folding Carton	Interior Packaging	Total

	(In millions)
2001	$602.7	$126.5	$729.2
2002	598.5	124.2	722.7
2003	670.3	131.1	801.4

      The increase in net sales of the packaging products segment before intersegment eliminations for fiscal 2003 as compared to fiscal 2002 was the result of both higher volumes due to internal growth and the acquisitions of Cartem Wilco and Pacific Coast Packaging by the folding carton division. The two acquisitions contributed $45.6 million of the $71.8 million increase in folding carton net sales. Higher volumes were partially offset by lower prices in the highly competitive environment. Our interior packaging division sales increased due to increased volume and our ability to pass a paperboard cost increase to our customers. We believe the increased volume comes from increased sales in the beer and wine categories, which have increased significantly in relation to sales to food glass manufacturers.

      The decrease in net sales of the packaging products segment before intersegment eliminations for fiscal 2002 as compared to fiscal 2001 was the result of lower volumes and selling prices in our interior packaging division offsetting the volume increases in our folding carton division. The decline in sales prices reflected, in part, the pass through of lower costs for paperboard.

Net Sales (Aggregate) — Merchandising Displays and Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2001	$57.6	$65.5	$65.6	$73.9	$262.6
2002	72.3	69.9	67.9	79.4	289.5
2003	73.7	64.2	70.4	76.8	285.1

      Net sales within this segment before intersegment eliminations for fiscal 2003 decreased 1.5% to $285.1 million from $289.5 million for fiscal 2002.

      Net sales within this segment before intersegment eliminations for fiscal 2002 increased 10.3% to $289.5 million from $262.6 million for fiscal 2001.

Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment

	Merchandising Displays	Corrugated Packaging	Total

	(In millions)
2001	$181.1	$81.5	$262.6
2002	218.6	70.9	289.5
2003	220.8	64.3	285.1

      The decrease in net sales of the merchandising displays and corrugated packaging segment before intersegment eliminations for fiscal 2003 as compared to fiscal 2002 was primarily the result of lower prices and volumes in the corrugated packaging division. The lower corrugated packaging sales relative to the prior year period was primarily the result of the September 2002 closure of our Dothan, Alabama facility and our sale of that facility’s customer relationships. Sales at corrugated packaging locations other than Dothan increased over the prior year. The increase in net sales of merchandising displays was primarily due to growth from acquisitions made in fiscal 2002. The merchandising displays sales increased despite a weakening in the market for promotional displays.

      In the third fiscal quarter of 2003, a large merchandising display customer advised us that we will lose a substantial portion of its business as a result of a competitive Request for Proposal (“RFP”). We currently believe this loss of business will be largely offset by new merchandising display business we were awarded by another major customer in the second fiscal quarter of 2003 as a result of another competitive RFP. Therefore, although we believe sales of our merchandising displays will continue to grow, we do not anticipate that next year our merchandising display sales are likely to grow at its historical growth rate. We also expect results for the next two quarters to be somewhat adversely affected by the costs associated with transitioning in and out of the business from the two customers.

      The increase in net sales of the merchandising displays and corrugated packaging segment before intersegment eliminations for fiscal 2002 as compared to fiscal 2001 was primarily the result of higher volumes in our merchandising display business, including the benefit of two major product launches on behalf of major national consumer products companies as well as two acquisitions we made during fiscal 2002. These results were partially offset by lower volumes in our corrugated packaging business due to generally weaker market conditions.

Net Sales (Aggregate) — Paperboard Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2001	$131.5	$133.1	$130.5	$129.4	$524.5
2002	125.1	123.7	129.1	138.3	516.2
2003	123.1	130.8	130.3	131.9	516.1

      Net sales of the paperboard segment before intersegment eliminations for fiscal 2003 were relatively flat at $516.1 million as compared to $516.2 million for fiscal 2002.

      Net sales of the paperboard segment before intersegment eliminations for fiscal 2002 decreased 1.6% to $516.2 million from $524.5 million for fiscal 2001.

Net Sales (Aggregate) by Division — Paperboard Segment

				Laminated
	Coated	Specialty	Recycled	Paperboard
	Paperboard	Paperboard	Fiber	Products	Total

	(In millions)
2001	$296.3	$83.2	$32.1	$112.9	$524.5
2002	299.4	71.7	40.1	105.0	516.2
2003	285.5	91.3	51.4	87.9	516.1

      Net sales of the paperboard segment before intersegment eliminations for fiscal 2003 as compared to fiscal 2002 were relatively flat. Total tons shipped for the year were down slightly at 0.4%, but net sales in the segment were stable primarily due to an increase in fiber prices over the prior year. Fiber price increases were offset primarily by competitive pricing for clay-coated recycled boxboard and by declines in sales of our laminated paperboard products, as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book industries.

      The decrease in net sales of the paperboard segment before intersegment eliminations for fiscal 2002 as compared to fiscal 2001 was primarily due to a decrease in demand for our products by customers in the book and ready-to-assemble furniture industries, which adversely affected the volumes of the laminated paperboard products and specialty paperboard businesses. Reduced volumes at our interior packaging business compared to fiscal 2001 further contributed to the sales decline. These declines were partially offset by increased sales in our recycled fiber business due to an increase in fiber prices during the last half of fiscal 2002.

Cost of Goods Sold

      Cost of goods sold for fiscal 2003 increased 7.1% to $1,168.3 million from $1,090.5 million for fiscal 2002. Cost of goods sold as a percentage of net sales increased to 81.5% for fiscal 2003 from 79.7% for fiscal 2002. The increase in cost of goods sold as a percentage of sales resulted primarily from increases in raw material and energy costs and increases in operating costs in the paperboard division over the prior year. See the “Segment Operating Income” section.

      Cost of goods sold for fiscal 2002 was relatively flat with a 0.1% decrease to $1,090.5 million from $1,091.8 million for fiscal 2001. Cost of goods sold as a percentage of net sales for fiscal 2002 decreased to 79.7% from 80.0% for fiscal 2001.

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

	2003		2002		2001

	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO

			(In millions)
Cost of goods sold	$1,168.3	$1,167.8	$1,090.5	$1,090.3	$1,091.8	$1,094.7
Net income	29.6	29.9	26.6	26.7	30.5	28.7

      Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. In 2003, we continued the Six Sigma process that we introduced company-wide during fiscal 2002 to reduce our variable manufacturing and transactional costs. Six Sigma is a process improvement methodology that has a relentless focus on customer needs and delivering significant bottom line results. It is a disciplined, data-driven approach and methodology for eliminating defects in any process, from manufacturing to transactional and from product to service.

Gross Profit

(% of Net Sales)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2001	18.1	19.4	20.9	21.4	20.0
2002	21.6	20.3	21.1	18.5	20.3
2003	18.8	18.0	18.6	18.6	18.5

      Gross profit for fiscal 2003 decreased 4.9% to $265.1 million from $278.6 million for fiscal 2002. Gross profit as a percentage of net sales decreased to 18.5% for fiscal 2003 from 20.3% for fiscal 2002.

      Gross profit for fiscal 2002 increased 2.1% to $278.6 million from $273.0 million for fiscal 2001. Gross profit as a percentage of net sales increased to 20.3% for fiscal 2002 from 20.0% for fiscal 2001.

      See also the “Cost of Goods Sold” and “Segment Operating Income” sections.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for fiscal 2003 increased 1.7% to $184.6 million from $181.6 million for fiscal 2002. Selling, general and administrative expenses as a percentage of net sales for fiscal 2003 decreased to 12.9% from 13.3% for fiscal 2002. The aggregate dollar increase is primarily due to our acquisition activity and expenses associated with the merchandising display division’s enterprise application integration system project and increased pension costs. We expect to incur increased pension expense in fiscal 2004 of $5.7 million, for a total of approximately $16.6 million. The decrease in selling, general and administrative expenses as a percentage of net sales for fiscal 2003 resulted primarily from continued focus on cost reductions and productivity improvements and decreased bad debt expense compared to the prior year resulting from lower total exposure to and improvements in the credit quality of several customers.

      Selling, general and administrative expenses for fiscal 2002 increased 9.8% to $181.6 million from $165.4 million for fiscal 2001. Selling, general and administrative expenses as a percentage of net sales for fiscal 2002 increased to 13.3% from 12.1% for fiscal 2001. The increase in selling, general and administrative expenses as a percentage of net sales for fiscal 2002 resulted primarily from growth initiatives at our merchandising display business, higher compensation expenses associated with incentive compensation, higher health and property insurance costs, and expenses incurred in connection with our Six Sigma quality and process improvement program instituted in October 2001.

Acquisitions

      In January 2003, we completed the acquisition of Cartem Wilco. We acquired Cartem Wilco to strengthen our presence in the health-and-beauty and pharmaceutical packaging markets and to expand our folding carton operations in Canada. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.3 million. In August 2003, we completed the acquisition of Pacific Coast Packaging, a folding carton manufacturer located in Kerman, California. The purchase price of this transaction (including the assumption of debt) was approximately $15.4 million. We expect to pay additional consideration of approximately $1.0 million during fiscal 2004, representing an adjustment based on the achievement of certain sales levels for the six month period following the closing of the transaction. We acquired Pacific Coast Packaging both for its geographic significance and for the way it complements our current customer base and growth strategy. Pacific Coast Packaging is our first folding carton operation on the West Coast. It is a low cost producer of folding cartons for the quick serve food, in-store deli, stock and gift box markets. We accounted for these acquisitions under the purchase method of accounting, which requires us to record the assets and liabilities of the acquisitions at their estimated fair value and to record the excess of the purchase price over these amounts as goodwill. We included the results of operations of Cartem Wilco and

Pacific Coast Packaging in our consolidated statements of operations from the respective dates of acquisition. We have substantially completed the process of obtaining third-party valuations of the property, plant and equipment acquired as well as certain intangible assets for Cartem Wilco and have begun the process of obtaining these valuations for Pacific Coast Packaging. Until we complete these valuation processes, the allocation of the purchase price to the assets acquired and liabilities assumed for each acquisition is preliminary and subject to refinement. We recorded estimated goodwill of $26.7 million, of which $24.9 million is deductible for tax purposes, in connection with the acquisitions in our packaging products segment. The pro forma impact of each of these acquisitions is not material to our consolidated financial results for fiscal 2003.

      During March 2002, we acquired substantially all of the assets of Athena Industries, Inc., a designer and manufacturer of permanent point-of-purchase displays and fixtures with expertise in wire and metal fabrication located in Burr Ridge, Illinois. During November 2001, we acquired certain assets of Advertising Display Company, Inc., a producer of temporary and permanent point-of-purchase displays, including its display operations in Memphis, Tennessee. We have included the results of operations of Athena Industries and Advertising Display Company in our consolidated statements of operations after the dates of acquisition. We accounted for these acquisitions under the purchase method of accounting, which requires that we record the assets and liabilities of the acquisitions at their estimated fair value and to record the excess of the purchase price over these amounts recorded as goodwill. Total cash consideration paid for the acquisitions in fiscal 2002 was $25.4 million. We recorded estimated goodwill of approximately $9.0 million, which is deductible for tax purposes, in connection with the acquisitions in our merchandising displays and corrugated packaging segment. The pro forma impact of the acquisitions was not material to our financial results for fiscal 2002. In fiscal 2003 we paid additional contingent cash consideration of $1.1 million based on the achievement of gross profit goals.

Restructuring and Other Costs

      Restructuring and other costs were $1.7 million, $18.2 million, and $16.9 million for fiscal 2003, 2002, and 2001, respectively. These amounts are not comparable since the timing and scope of individual actions will vary.

      During the second quarter of fiscal 2003, we announced the closure of our Hunt Valley, Maryland and Mundelein, Illinois merchandising displays facilities. The closures resulted in the termination of approximately 49 employees. In connection with these closings, we accrued $0.1 million for severance and other employee costs. We consolidated the operations of these plants into other existing facilities. During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas laminated paperboard facility. We expensed $0.3 million for equipment impairment and severance and other employee costs. We expect the closure to result in the termination of approximately 20 employees. We also expect to consolidate the operations of this plant into other existing facilities.

      We expect to incur approximately $0.7 million of expense for previously announced restructuring activities that will be expensed as incurred. The charges will consist primarily of equipment relocation, real estate carrying costs and other miscellaneous expenses.

      Restructuring and other costs for fiscal 2003 were $1.7 million. The amount consisted primarily of the following:

1.	An accrual at Hunt Valley merchandising displays for severance and other employee costs of $0.1 million.

2.	Expense recognized at Dallas laminated for $0.3 million for equipment impairment and severance and other employee costs.

3.	Accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at Vineland laminated (see below), and the earlier than planned sales of property at Augusta folding carton (see below) and Vineland.

4.	Expenses recognized as incurred from previously announced facility closings totaling $1.9 million were attributable to equipment relocation costs of $1.8 million primarily from Vineland, El Paso folding carton (see below) and Mundelein merchandising displays, $0.3 million due to changes in estimated worker’s compensation claims, a net gain on sale of property and equipment of $0.7 million primarily due to the sale of the Vineland and El Paso facilities, and $0.5 million in other miscellaneous items.

5.	Expenses recognized as incurred of $0.5 million as a result of our decision to remove from service certain equipment in the folding carton division and paperboard division.

      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, during fiscal 2003 we would have charged $0.6 million to our packaging products segment, $0.7 million to our merchandising display and corrugated packaging segment and $0.4 million to the paperboard segment.

      During fiscal 2002, we incurred restructuring and other costs related to announced facility closings. In fiscal 2002, we generally accrued the cost of employee terminations at the time of notification to the employees. We expense certain other costs, such as moving and relocation costs, as incurred. These restructuring costs include the closing of a laminated paperboard products plant in Vineland, New Jersey, a corrugated plant in Dothan, Alabama and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, we incurred charges of $11.5 million during fiscal 2002 that consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, during fiscal 2002 we would have charged $2.3 million to the packaging products segment, $0.7 million to the merchandising displays and corrugated packaging segment and $8.5 million to the paperboard segment. We have consolidated the operations of these closed facilities into other existing facilities.

      During fiscal 2002, we decided to permanently shut down the specialty paper machine at our Dallas, Texas mill and the No. 1 paper machine at our Lynchburg, Virginia specialty mill, and determined that certain equipment in our folding carton division was impaired. As a result, we incurred impairment charges of $6.1 million during fiscal 2002. We also recorded income of $0.7 million during fiscal 2002 for shut down events prior to fiscal 2001, primarily for the gain on sale of building and equipment at our previously closed Jersey City laminated paperboard facility. If we had allocated these costs, during fiscal 2002 we would have charged $1.0 million to our packaging products segment and $4.4 million to the paperboard segment.

      During fiscal 2001, we closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. In connection with these closings, we incurred charges of $1.3 million and $6.2 million during fiscal 2002 and 2001, respectively, which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. We consolidated operations of the Augusta folding plant and the Eaton interior packaging plant into other existing facilities. We also recorded expenses of $10.7 million during fiscal 2001 for shut down events prior to fiscal 2001, primarily for expenses at our Chicago, Illinois and Madison, Wisconsin folding carton plants. The expenses consisted mainly of asset impairment, severance, equipment relocation, lease write-downs and other related expenses, including business interruption and other inefficiencies. We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, during fiscal 2002, we would have charged $1.3 million to the packaging products segment. During fiscal 2001, we would have charged $16.1 million to the packaging products segment, $0.4 million to the paperboard segment and $0.4 million to the unallocated corporate expenses.

Segment Operating Income

Operating Income — Packaging Products Segment

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales

	(In millions, except percentages)
First Quarter	$175.3	$7.9	4.5%
Second Quarter	185.7	8.8	4.8
Third Quarter	180.3	10.8	6.0
Fourth Quarter	187.9	11.5	6.1

Fiscal 2001	$729.2	$39.0	5.4%

First Quarter	$177.7	$10.0	5.6%
Second Quarter	177.6	11.9	6.7
Third Quarter	182.8	13.7	7.5
Fourth Quarter	184.6	10.6	5.7

Fiscal 2002	$722.7	$46.2	6.4%

First Quarter	$173.7	$4.7	2.7%
Second Quarter	196.3	9.7	5.0
Third Quarter	210.1	10.5	5.0
Fourth Quarter	221.3	12.7	5.7

Fiscal 2003	$801.4	$37.6	4.7%

      Operating income attributable to the packaging products segment for fiscal 2003 decreased 18.6% to $37.6 million from $46.2 million for fiscal 2002. Our operating margin for fiscal 2003 was 4.7% compared to 6.4% for fiscal 2002 despite increased net sales resulting from internal growth, the acquisition of Cartem Wilco and Pacific Coast Packaging in the folding carton division and increased volume in the interior packaging division. Higher volumes were more than offset by the highly competitive pricing environment and increased raw material and energy costs. Partially offsetting these higher costs was lower bad debt expense in the segment.

      Operating income attributable to the packaging products segment for fiscal 2002 increased 18.2% to $46.2 million from $39.0 million for fiscal 2001. Operating margin for fiscal 2002 was 6.4% compared to 5.4% for fiscal 2001. The increase in operating margin primarily resulted from operational efficiencies in our folding carton and interior packaging operations gained from capital expenditures focused on reducing our manufacturing costs and from plant consolidations in fiscal 2000 and 2001.

Operating Income — Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return on
	(Aggregate)	Income	Sales

	(In millions, except percentages)
First Quarter	$57.6	$2.8	4.8%
Second Quarter	65.5	8.5	13.0
Third Quarter	65.6	8.3	12.7
Fourth Quarter	73.9	10.7	14.4

Fiscal 2001	$262.6	$30.3	11.5%

First Quarter	$72.3	$11.4	15.8%
Second Quarter	69.9	7.8	11.2
Third Quarter	67.9	4.6	6.7
Fourth Quarter	79.4	9.0	11.3

Fiscal 2002	$289.5	$32.8	11.3%

First Quarter	$73.7	$6.9	9.4%
Second Quarter	64.2	5.1	7.9
Third Quarter	70.4	6.7	9.5
Fourth Quarter	76.8	9.0	11.8

Fiscal 2003	$285.1	$27.7	9.7%

      Operating income attributable to this segment for fiscal 2003 decreased 15.4% to $27.7 million from $32.8 million for fiscal 2002. Operating margin for fiscal 2003 decreased to 9.7% from 11.3% in fiscal 2002. Operating income for the segment was down due to expenses associated with an enterprise application integration project at our merchandising displays division of $1.5 million, higher raw material prices and lower prices and volumes experienced in the corrugated packaging division.

      Operating income attributable to this segment for fiscal 2002 increased 8.5% to $32.8 million from $30.3 million for fiscal 2001. Operating margin for fiscal 2002 decreased to 11.3% from 11.5% in fiscal 2001. The decrease in operating margin resulted from lower sales volumes in our corrugated packaging business due to generally weaker market conditions as well as an increase in fixed costs to support the growth of the merchandising display business.

Operating Income — Paperboard Segment

								Weighted
				Recycled	Average		Average	Average
				Paperboard	Recycled	Corrugating	Corrugating	Recovered
	Net Sales	Operating		Tons	Paperboard	Medium Tons	Medium	Paper
	(Aggregate)	Income	Return	Shipped(a)	Price(a)(b)	Shipped	Price(b)	Cost(b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$131.5	$10.3	7.9%	216.7	$448	41.5	$378	$74
Second Quarter	133.1	10.3	7.7	222.3	445	39.8	365	68
Third Quarter	130.5	10.5	8.0	226.7	430	42.0	350	66
Fourth Quarter	129.4	10.5	8.1	230.7	428	45.9	349	67

Fiscal 2001	$524.5	$41.6	7.9%	896.4	$438	169.2	$360	$69

First Quarter	$125.1	$6.3	5.0%	223.9	$424	43.6	$342	$67
Second Quarter	123.7	6.3	5.1	230.2	410	42.5	337	65
Third Quarter	129.1	9.1	7.0	235.4	410	44.0	331	78
Fourth Quarter	138.3	2.4	1.8	241.0	425	44.8	346	108

Fiscal 2002	$516.2	$24.1	4.7%	930.5	$417	174.9	$339	$80

First Quarter	$123.1	$5.1	4.1%	217.3	$434	40.8	$343	$82
Second Quarter	130.8	6.3	4.9	241.9	418	41.5	335	78
Third Quarter	130.3	5.6	4.3	239.3	437	40.4	340	88
Fourth Quarter	131.9	3.7	2.8	234.6	438	45.0	333	86

Fiscal 2003	$516.1	$20.7	4.0%	933.1	$432	167.7	$338	$83

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge Corporation.

(b)	The method of computation of the Average Recycled Paperboard and Corrugated Medium Prices and the Weighted Average Recovered Paper Cost has been revised, and the amounts restated, for all periods shown, to better reflect their impact on our segment operating results. The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

      Operating income attributable to the paperboard segment for fiscal 2003 decreased 13.9% to $20.7 million from $24.1 million for fiscal 2002. Operating margin for fiscal 2003 decreased to 4.0% from 4.7% in fiscal 2002. Total tons shipped were relatively flat, down 0.4% from fiscal 2002. Recycled paperboard tons were slightly higher than fiscal 2002 while corrugating medium tons decreased slightly from fiscal 2002. The segment’s operating income was supported by an increased selling price per ton, but was more than offset by higher raw material costs, higher energy costs as well as other factors related to mill operations that negatively impacted operating performance. Our laminated paperboard division’s margins have declined due to reduced volume, competitive pricing, weakness in the ready-to-assemble furniture and book markets and increased prices for paperboard.

      Operating income attributable to the paperboard segment for fiscal 2002 decreased 42.1% to $24.1 million from $41.6 million for fiscal 2002. Operating margin for fiscal 2002 decreased to 4.7% from 7.9% in fiscal 2001. The decrease in operating margin resulted from weaker market conditions as well as the impact of higher fiber costs. Sales of laminated paperboard products declined due to a decrease in demand by customers in the book and ready to assemble furniture industries. The reduced sales volumes of laminated paperboard products contributed to the decline in operating income of our specialty paperboard division, however, the decline was partially offset by improvements generated by Seven Hills, our gypsum linerboard joint venture. Operating income in our coated paperboard division declined due to lower pricing and a longer and more costly than expected capital improvement shutdown of our Battle Creek mill. The decreases in operating margin of our mills were also attributable to rising fiber prices during the last half of fiscal 2002 that were not fully passed through to customers, but were partially offset by lower energy prices. Increasing prices and demand for recovered fiber increased the operating margin of our recycled fiber division, partially offsetting the declines in operating margin of the other divisions within the paperboard segment.

Interest Expense

      Interest expense for fiscal 2003 increased 1.9% or $0.5 million to $26.9 million from $26.4 million for fiscal 2002. The increase was primarily attributable to an increase in our average outstanding borrowings that resulted in increased expense of $1.1 million that was partially offset by a decrease in our effective interest rates, net of swaps, of $0.6 million.

      Interest expense for fiscal 2002 decreased 24.7% or $8.6 million to $26.4 million from $35.0 million for fiscal 2001. The decrease resulted from decreases in average outstanding borrowings and lower interest rates compared to the prior year.

Minority Interest

      Minority interest in income of our consolidated subsidiary for fiscal 2003 increased 9.3% to $3.2 million from $3.0 million in 2002. The increase was primarily due to higher volumes and lower bad debt expense.

      Minority interest in income of our consolidated subsidiary for fiscal 2002 increased 21.8% to $3.0 million from $2.4 million in 2001. The increase was primarily due to operating efficiencies gained through plant consolidations in our interior packaging business during fiscal 2001.

Provision for Income Taxes

      Provision for income taxes for fiscal 2003 decreased to $18.7 million from $19.6 million for fiscal 2002. Our effective tax rate for fiscal 2003 decreased to 38.9% from 41.6% for fiscal 2002. The decline in the effective rate is primarily due to the elimination of the amortization of goodwill in fiscal 2003, as a result of the adoption of SFAS 142 in fiscal 2002, and the expiration of statutes of limitations with respect to prior tax years for state tax purposes that resulted in favorable tax treatment. The $19.6 million provision for income taxes in fiscal 2002 does not include a net credit of $0.6 million for taxes related to our discontinued operations and cumulative effect of a change in accounting principle.

      Provision for income taxes for fiscal 2002 increased to $19.6 million from $18.5 million for fiscal 2001. Our effective tax rate for fiscal 2002 decreased to 41.6% from 41.8% for fiscal 2001. The decline in the effective rate is primarily due to the adoption of SFAS 142, which eliminated the amortization of goodwill beginning in fiscal 2002. Such goodwill was generally not tax deductible resulting in higher effective tax rates. The $19.6 million provision for income taxes in fiscal 2002 does not include a net credit of $0.6 million for taxes related to our discontinued operations and cumulative effect of a change in accounting principle. The $18.5 million provision for income taxes in fiscal 2001 does not include a provision of $3.6 million related to our discontinued operations and cumulative effect of a change in accounting principle.

Discontinued Operations

      During the fourth fiscal quarter of fiscal 2003, we entered into a transaction to sell our plastic packaging operations to Pactiv Corporation. For information concerning certain assets and liabilities held for sale, please see Note 5, “Assets and Liabilities Held for Sale” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. The transaction, valued at approximately $60.0 million closed effective October 27, 2003. As a result of the transaction, we expect to record an after-tax gain of $7 million in fiscal 2004.

      Income from discontinued operations, net of tax was $0.04 million, $2.6 million and $5.6 million for fiscal 2003, 2002, and 2001, respectively. Income from discontinued operations decreased from prior years due to declining sales prices of case ready packaging, higher raw material costs, primarily resin, and a shift toward lower margin extruded roll stock sales.

Net Income and Diluted Earnings Per Common Share

      Net income for fiscal 2003 was $29.6 million compared to net income of $26.6 million for fiscal 2002. Net income as a percentage of net sales was 2.1% for fiscal 2003 compared to 1.9% for fiscal 2002. Diluted earnings per share for fiscal 2003 was $0.85 compared to diluted earnings per share of $0.77 for fiscal 2002.

      Net income for fiscal 2002 was $26.6 million compared to net income of $30.5 million for fiscal 2002. Net income as a percentage of net sales was 1.9% for fiscal 2002 compared to 2.2% for fiscal 2001. Diluted earnings per share for fiscal 2002 was $0.77 compared to diluted earnings per share of $0.91 for fiscal 2001.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

      We have funded our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes and bank credit facilities and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities. We have a revolving credit facility under which we have aggregate borrowing availability of $125.0 million through June 2005. At September 30, 2003, we had $3.5 million outstanding under our revolving credit facility. Cash and cash equivalents, $14.2 million at September 30, 2003, increased from $6.6 million at September 30, 2002.

      Net cash provided by operating activities for fiscal 2003 was $115.0 million compared to $117.6 million for fiscal 2002. This decrease was primarily the result of decreased earnings from discontinued operations. Net cash used for investing activities was $153.1 million for fiscal 2003 consisting primarily of capital expenditures and purchase of businesses compared to $95.1 million for fiscal 2002 that consisted primarily of capital expenditures and purchase of businesses. Net cash provided by financing activities aggregated $46.6 million for fiscal 2003 and consisted primarily of proceeds from the issuance of $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (the “2013 Notes”), proceeds from the issuance of common stock and proceeds from monetizing our swap agreements partially offset by net repayments of debt, quarterly dividend payments, and by proceeds received in conjunction with monetizing our swap agreement. Net cash used for financing activities aggregated $22.0 million for fiscal 2002 and consisted primarily of net repayments of debt and quarterly dividend payments.

      Net cash provided by operating activities for fiscal 2002 was $117.6 million compared to $146.0 million for fiscal 2001. This decrease was primarily the result of decreased earnings and a decrease in accrued liabilities during fiscal 2002. Net cash used for investing activities was $95.1 million for fiscal 2002 consisting primarily of capital expenditures and purchase of businesses compared to $79.9 million for fiscal 2001 that consisted primarily of capital expenditures. Net cash used for financing activities aggregated $22.0 million for fiscal 2002 and consisted primarily of net repayments of debt and quarterly dividend payments, partially offset by proceeds received in conjunction with monetizing our swap agreements. Net cash used for financing activities aggregated $66.6 million for fiscal 2001 and consisted primarily of net repayments of debt and quarterly dividend payments.

      Our capital expenditures aggregated $57.4 million for fiscal 2003. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. In addition, we exercised our option to purchase the assets under our synthetic lease facility and terminated the synthetic lease. Cash paid to purchase the synthetic lease assets used by continuing operations aggregated $21.9 million.

      We estimate that our capital expenditures will aggregate approximately $60.0 million in fiscal 2004. We intend to use these expenditures for the purchase and upgrading of machinery and equipment and for building expansions and improvements. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2004 could be higher than currently anticipated.

      We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

      In October 2003, our board of directors approved a resolution to increase our quarterly dividend to $0.085 per share, or $0.34 per year, on our Class A common stock. We believe that this increase was warranted by our financial position and strong cash flow.

      In October 2003, we sold our plastic packaging operations to Pactiv Corporation. The transaction, valued at approximately $60.0 million, will add to our financial flexibility.

      The following table summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Maturity	Maturity	Maturity	Maturity
	less 1 yr	1-3 yrs	4-5 yrs	Over 5 yrs

Debt principal and other	$12,927	$106,554	$163	$382,320
Operating leases	8,982	13,520	9,849	10,297

Total commitments	$21,909	$120,074	$10,012	$392,617

      The following table summarizes our fair value contracts at September 30, 2003 (in thousands):

	Maturity	Maturity	Maturity	Maturity	Total Fair
Derivative Type	less 1 yr	1-3 yrs	4-5 yrs	over 5 yrs	Value(1)

Interest rate swaps (fair value hedges)	$—	$423	$—	$1,283	$1,706
Foreign currency forwards	246	—	—	—	246
Commodity swaps	(54)	—	—	—	(54)

(1)	The fair value of our derivative instruments is based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

      For information concerning certain related party transactions, please see Note 14, “Related Party Transactions” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Joint Venture

      On February 18, 2000, we formed Seven Hills, a joint venture with Lafarge Corporation to produce gypsum paperboard liner for Lafarge’s U.S. drywall manufacturing plants. Lafarge Corporation owns 51% and we own 49% of the joint venture. Funding of net losses is guaranteed by both partners in their proportionate share of ownership. Seven Hills owns and operates a paperboard machine located at our Lynchburg, Virginia mill. Under the terms of our Seven Hills joint venture arrangement, Lafarge Corporation is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Since the inception of the joint venture, we have contributed $22.8 million, including a portion of our existing Lynchburg assets valued at approximately $4.0 million that we contributed to the venture in fiscal 2000. Seven Hills used these contributions to rebuild the paperboard machine and fund working capital requirements. In the past three years we contributed cash of $0.3 million, $1.7 million, and $9.6 million for fiscal 2003, 2002 and 2001, respectively. Of the total cash contributed to the joint venture in the last three years, contributions for capital expenditures amounted to $0.3 million, $0.4 million, and $7.7 million during fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, 2002 and 2001, our share of the operating loss incurred at Seven Hills amounted to $0.4 million, $0.3 million and $2.0 million, respectively.

Stock Repurchase Program

      In November 2000, our board of directors amended our stock repurchase plan to allow for the repurchase from time to time prior to July 31, 2003 of an additional 2.0 million shares bringing the total authorized to a maximum of 4.0 million shares of Class A common stock. In July 2003, our board of directors extended the authorization period indefinitely.

      During fiscal 2003, we repurchased 0.1 million shares of Class A common stock. During fiscal 2002, we did not repurchase any shares of Class A common stock. During fiscal 2001, we repurchased 0.3 million shares of Class A common stock. As of September 30, 2003, we had 2.0 million shares available for repurchase under the amended repurchase plan.

Expenditures for Environmental Compliance

      For a discussion of our expenditures for environmental compliance, please see Item 1, “Business — Governmental Regulation — Environmental Regulation.”

New Accounting Standards

      In May 2003, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (which we refer to as “SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In October 2003, the FASB issued FASB Staff Position (which we refer to as “FSP”) SFAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150” (which we refer to as “FSP SFAS 150-3”). FSP SFAS 150-3 defers the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. The deferral is expected to remain in effect while those issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the Business Combination project. The FASB also decided to (1) preclude any “early” adoption of the provisions in paragraphs 9 and 10 for these noncontrolling interests during the deferral period, and (2) require the restatement of any financial statements that have been issued where these provisions of FAS 150 were applied to mandatorily redeemable noncontrolling interests. Adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (which we refer to as “SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. SFAS 149 requires prospective application of the statement except for provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS 149 did not have a material effect on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (which we refer to as “FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights which we refer to as “variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (which we refer to as the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. In October 2003, the FASB issued FSP FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”). FSP FIN 46-6 delays the effective date for applying the provisions of FIN 46 for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) nonregistered investment companies. We are required to adopt this interpretation no later than October 1, 2003 for any VIEs in which we hold a variable interest that we acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In May, we completed the purchase of the assets included in our synthetic lease facility. We are currently evaluating the impact of adopting FIN 46.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (which we refer to as “FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. As of September 30, 2003, we have not entered into or modified any material guarantees subsequent to December 31, 2002; however, in May 2003, we completed the purchase of the assets included in our synthetic lease facility, which terminated that facility. We have made the following guarantees to unconsolidated third parties:

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC, a joint venture. The partners of the joint venture guarantee funding of net losses in proportion to their share of ownership.

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial portion of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

•	Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties (such as authorization; ownership of assets; financial statements; legal proceedings; contracts; employees; employee benefit plans; environmental matters; patents, trademarks, trade names; brokers, finders and investment bankers; taxes; and products) as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants as well as specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others: losses related to liabilities other than those assumed, liabilities under environmental laws, and liabilities under applicable bulk sales laws. These agreements may also define claims periods and liability limits that apply to specified indemnification provisions. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of these agreements, including agreements entered into after September 30, 2003, our maximum aggregate potential liability on an undiscounted basis is approximately $7.5 million, other than with respect to certain specified liabilities under environmental laws and with respect to breaches of environmental representations and warranties, with respect to which there is no limitation. FIN 45 requires us to recognize, in the period during which we incur such an obligation, a liability based on our estimated exposure to such outstanding indemnities.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (which we refer to as “SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We will continue to account for stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The disclosure requirements of SFAS 148 are contained in Note 13 to our consolidated financial statements.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (which we refer to as “SFAS 146”). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We adopted this accounting standard for all exit or disposal activities initiated after December 31, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (which we refer to as “SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 as of October 1, 2002 and the pronouncement did not have a material impact on our consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (which we refer to as “SFAS 143”). This statement applies to legal obligations associated with the retirement of long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. We adopted SFAS 143 on October 1, 2002 and the pronouncement did not have a material effect on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. To mitigate these risks, we enter into various hedging transactions. The sensitivity analyses presented below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions management may take to mitigate its exposure to such changes. There can be no assurance that we will manage or continue to manage any such risks in the future or that any such efforts will be successful.

Derivative Instruments

      We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We use forward contracts to limit exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs.

      For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the gain or loss on the derivative instrument as a component of accumulated other comprehensive loss and reclassify it into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, in current earnings during the period of change. We defer gains or losses on the termination of interest rate swap agreements and amortize the gains or losses as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, we recognize the gain or loss in current earnings during the period of change. We include the fair value of cash flow hedges in other long-term liabilities and other assets on the balance sheet.

      During fiscal 2003, we realized cash proceeds of $9.4 million by terminating the interest rate swaps that were designated as fair value hedges of our fixed rate debt and entering into comparable replacement interest rate swaps at then-current market levels. We do not expect any material impact on net income or change in interest rate risk from these transactions relative to our position prior to entering into these transactions.

Interest Rates

      We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of fixed and floating rate debt at September 30, 2003 and September 30, 2002, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would increase by $3.5 million and $3.3 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

      Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2003 and 2002, the effect of a 0.25% change in the discount rate would have impacted income before income taxes by approximately $1.0 million and $1.0 million, respectively.

Foreign Currency

      We are exposed to changes in foreign currency rates with respect to our foreign currency denominated operating revenues and expenses. Our principal foreign exchange exposure is the Canadian dollar. The Canadian dollar is the functional currency of our Canadian operations.

      We have transaction gains or losses that result from changes in our operating units’ non-functional currency. For example, we have non-functional currency exposure at our Canadian operations because they have purchases and sales denominated in US dollars. These gains or losses are recorded in foreign exchange gains and losses in the income statement. From time to time, we enter into currency forward or option contracts to mitigate a portion of our transaction exposure. As a result of the strengthening Canadian dollar with respect to the US dollar, we recognized a transaction loss, including gains and losses on forward and option contracts, of $0.5 and $0.01 million in fiscal 2003 and 2002, respectively. To mitigate potential foreign currency transaction losses, we may utilize offsetting internal exposures or forward contracts.

      We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into US dollars for financial statement purposes. As a result of the Canadian dollar strengthening in relation to the US dollar in fiscal year 2003, our translated, before tax earnings from our Canadian operations were favorably impacted. Translated earnings were $1.1 million higher in fiscal year 2003 than if we translated the same earnings using fiscal year 2002 exchange rates.

Commodities

      The principal raw material used in the production of paperboard and corrugating medium is recycled fiber. Old corrugated containers (which we refer to as “OCC”) is our largest fiber cost and accounts for approximately 52% of our fiscal year 2003 purchases (amount includes double-lined kraft clippings, a source of recycled fiber, due to the high price correlation to OCC). The remaining 48% of fiber purchases includes grades such as old newsprint and boxboard cuttings.

      From time to time we make use of financial swap agreements to limit our exposure to rising OCC prices. With the effect of our OCC swaps, a hypothetical 10% increase in total fiber prices would have increased our costs by $8.0 million and $2.6 million in fiscal 2003 and 2002, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing.

Solid Bleached Sulphate/ Solid Unbleached Sulphate

      We purchase Solid Bleached Sulphate (which we refer to as “SBS”) and Solid Unbleached Sulphate (which we refer to as “SUS”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in SBS and SUS prices in fiscal 2003 would have increased our costs by $13.0 million and by $11.3 million during fiscal 2002. In times of higher SBS and SUS prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing, however there can be no assurance that we will be able to do so.

     Linerboard/ Corrugating Medium

      We have the capacity to produce approximately 185,000 tons per year of corrugating medium at our St. Paul, MN operation. From time to time, we make use of swap agreements to limit our exposure to falling corrugating medium prices at our St. Paul operation. We estimate market risk as a hypothetical 10% decrease in selling price. With the effect of our medium swaps, such a decrease would have resulted in lower sales of $5.1 million during fiscal 2003. In 2002, a hypothetical 10% decrease in selling prices would have resulted in lower sales of $6.3 million.

      We consume approximately 77,000 tons per year of corrugating medium and linerboard in our corrugated box converting operations. A hypothetical 10% increase in linerboard and corrugating medium pricing would have resulted in increased costs of $3.2 million during fiscal 2003 and $3.1 million during fiscal 2002. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing.

Energy

      We spent approximately $74 million on energy in fiscal 2003. Converting all purchases into MMBtu (million British thermal units), we bought approximately 11.3 million MMBtus during fiscal 2003. Natural gas accounts for approximately 50% of our total purchases or 5.3 million MMBtus in fiscal 2003. Without the effect of fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy would have increased our cost of energy by $7.4 million during fiscal 2003.

      We spent approximately $69 million on energy in fiscal 2002. Converting all purchases into MMBtu, we bought approximately 11.5 million MMBtus during fiscal 2002. Natural gas accounts for approximately 55%

of our total purchases or 6.3 million MMBtus in fiscal 2002. Without the effect of fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy would have increased our cost of energy by $6.9 million.

      We periodically evaluate alternative scenarios to manage these risks.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Description

Consolidated Statements of Operations	Page 41
Consolidated Balance Sheets	Page 42
Consolidated Statements of Shareholders’ Equity	Page 43
Consolidated Statements of Cash Flows	Page 44
Notes to Consolidated Financial Statements	Page 46
Report of Independent Auditors	Page 77
Management’s Statement of Responsibility for Financial Information	Page 78

      For supplemental quarterly financial information, please see Note 17, “Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements included herein.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2003	2002	2001

	(In thousands, except per share data)
Net sales	$1,433,346	$1,369,050	$1,364,759
Cost of goods sold	1,168,290	1,090,483	1,091,807

Gross profit	265,056	278,567	272,952
Selling, general and administrative expenses	184,642	181,620	165,441
Amortization of goodwill	—	—	8,569
Restructuring and other costs	1,684	18,237	16,893

Operating profit	78,730	78,710	82,049
Interest expense	(26,889)	(26,399)	(35,042)
Interest and other income	91	456	530
Loss from unconsolidated joint venture	(399)	(318)	(2,004)
Minority interest in income of consolidated subsidiary	(3,248)	(2,971)	(2,439)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	48,285	49,478	43,094
Provision for income taxes	18,744	19,625	18,471

Income from continuing operations before cumulative effect of a change in accounting principle	29,541	29,853	24,623
Income from discontinued operations (net of $22, $1,723 and $3,426 income taxes)	35	2,617	5,614

Income before cumulative effect of a change in accounting principle	29,576	32,470	30,237
Cumulative effect of a change in accounting principle (net of $(2,368) and $179 income taxes)	—	(5,844)	286

Net income	$29,576	$26,626	$30,523

Basic earnings per share:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.86	$0.88	$0.74

Net income	$0.86	$0.79	$0.92

Diluted earnings per share:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.85	$0.87	$0.74

Net income	$0.85	$0.77	$0.91

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,173	$6,560
Accounts receivable (net of allowances of $5,475 and $6,847)	163,096	151,086
Inventories	118,414	102,550
Other current assets	14,841	11,654
Current assets held for sale	52,703	50,237

Total current assets	363,227	322,087
Property, plant and equipment, at cost:
Land and buildings	226,153	189,631
Machinery and equipment	946,050	891,597
Transportation equipment	8,408	9,391
Leasehold improvements	5,713	8,822

	1,186,324	1,099,441
Less accumulated depreciation and amortization	(606,810)	(561,256)

Net property, plant and equipment	579,514	538,185
Goodwill, net	291,799	260,394
Other assets	53,248	52,385

	$1,287,788	$1,173,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,151	$71,734
Accrued compensation and benefits	43,328	37,990
Current maturities of debt	12,927	62,917
Other current liabilities	35,983	43,012
Current liabilities held for sale	7,487	6,182

Total current liabilities	183,876	221,835
Long-term debt due after one year	489,037	390,323
Adjustment for fair value hedge	23,930	19,751

Total long-term debt, less current maturities	512,967	410,074
Deferred income taxes	93,801	84,345
Other long-term items	75,108	51,650
Commitments and contingencies (Notes 9 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 34,962,041 and 34,346,467 shares outstanding at September 30, 2003 and 2002, respectively	350	343
Capital in excess of par value	149,722	141,235
Deferred compensation	(3,105)	(2,267)
Retained earnings	315,905	298,279
Accumulated other comprehensive loss	(40,836)	(32,443)

Total shareholders’ equity	422,036	405,147

	$1,287,788	$1,173,051

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A and Class B					Accumulated
	Common Stock		Capital in			Other
			Excess of	Deferred	Retained	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	(Loss)	Total

	(In thousands, except share and per share data)
Balance at October 1, 2000	33,383,763	$334	$127,682	$—	$262,872	$(4,585)	$386,303
Comprehensive income:
Net income	—	—	—	—	30,523	—	30,523
Foreign currency translation adjustments	—	—	—	—	—	(3,587)	(3,587)
Net unrealized loss on derivative instruments (net of $171 tax)	—	—	—	—	—	(274)	(274)
Minimum pension liability (net of $291 tax)	—	—	—	—	—	(465)	(465)

Comprehensive income	—	—	—	—	—	—	26,197
Income tax benefit from exercise of stock options	—	—	60	—	—	—	60
Shares granted under restricted stock plan	140,000	1	1,574	(1,575)	—	—	—
Compensation expense under restricted stock plan	—	—	—	154	—	—	154
Cash dividends — $0.30 per share	—	—	—	—	(10,007)	—	(10,007)
Issuance of Class A common stock	320,200	3	2,374	—	—	—	2,377
Purchases of Class A common stock	(274,300)	(3)	(1,050)	—	(1,271)	—	(2,324)

Balance at September 30, 2001	33,569,663	335	130,640	(1,421)	282,117	(8,911)	402,760
Comprehensive income:
Net income	—	—	—	—	26,626	—	26,626
Foreign currency translation adjustments	—	—	—	—	—	(749)	(749)
Net unrealized income on derivative instruments (net of $258 tax)	—	—	—	—	—	425	425
Minimum pension liability (net of $14,065 tax)	—	—	—	—	—	(23,208)	(23,208)

Comprehensive income	—	—	—	—	—	—	3,094
Income tax benefit from exercise of stock options	—	—	1,283	—	—	—	1,283
Shares granted under restricted stock plan	100,000	1	1,818	(1,819)	—	—	—
Compensation expense under restricted stock plan	—	—	—	858	—	—	858
Restricted stock grant cancelled	(8,333)	—	(115)	115	—	—	—
Cash dividends — $0.30 per share	—	—	—	—	(10,183)	—	(10,183)
Issuance of Class A common stock	685,137	7	7,609	—	(281)	—	7,335

Balance at September 30, 2002	34,346,467	343	141,235	(2,267)	298,279	(32,443)	405,147
Comprehensive income:
Net income	—	—	—	—	29,576	—	29,576
Foreign currency translation adjustments	—	—	—	—	—	16,902	16,902
Net unrealized loss on derivative instruments (net of $171 tax)	—	—	—	—	—	(276)	(276)
Minimum pension liability (net of $15,806 tax)	—	—	—	—	—	(25,019)	(25,019)

Comprehensive income	—	—	—	—	—	—	21,183
Income tax benefit from exercise of stock options	—	—	955	—	—	—	955
Shares granted under restricted stock plan	120,500	2	1,687	(1,689)	—	—	—
Compensation expense under restricted stock plan	—	—	—	851	—	—	851
Cash dividends — $0.32 per share	—	—	—	—	(11,064)	—	(11,064)
Issuance of Class A common stock	600,274	6	6,271	—	—	—	6,277
Purchases of Class A common stock	(105,200)	(1)	(426)	—	(886)	—	(1,313)

Balance at September 30, 2003	34,962,041	$350	$149,722	$(3,105)	$315,905	$(40,836)	$422,036

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2003	2002	2001

	(In thousands)
Operating activities:
Income from continuing operations before cumulative effect of change in accounting principle	$29,541	$29,853	$24,623
Items in income not affecting cash:
Depreciation and amortization	72,683	68,091	74,176
Deferred income taxes	12,085	5,617	6,609
Income tax benefit of employee stock options	955	1,283	60
Deferred compensation expense	851	858	154
Gain (loss) on disposal of plant and equipment and other, net	277	27	(384)
Minority interest in income of consolidated subsidiary	3,248	2,971	2,439
Equity in loss from joint venture	399	318	2,004
Pension funding (more) less than expense	(11,554)	(7,452)	1,335
Impairment loss and other non-cash charges	591	13,670	6,729
Change in operating assets and liabilities:
Accounts receivable	(734)	154	(1,850)
Inventories	1,476	(5,697)	(3,301)
Other assets	(1,962)	2,954	2,862
Accounts payable	2,514	(4,535)	3,146
Accrued liabilities	7	2,501	19,245

Cash provided by operating activities from continuing operations	110,377	110,613	137,847
Cash provided by operating activities from discontinued operations	4,574	6,945	8,180

Net cash provided by operating activities	114,951	117,558	146,027
Investing activities:
Capital expenditures	(57,402)	(72,701)	(60,635)
Cash paid for purchase of assets under synthetic lease	(21,885)	—	—
Cash paid for purchase of businesses, net of cash received	(81,845)	(25,351)	—
Cash contributed to joint venture	(332)	(1,720)	(9,627)
Proceeds from sale of property, plant and equipment	8,316	11,399	836
Decrease (increase) in unexpended industrial revenue bond proceeds	3,649	(1,944)	1,264

Cash used for investing activities from continuing operations	(149,499)	(90,317)	(68,162)
Cash used for investing activities by discontinued operations	(3,598)	(4,800)	(11,728)

Net cash used for investing activities	(153,097)	(95,117)	(79,890)
Financing activities:
Proceeds from issuance of public debt	99,748	—	250,000
Net additions (repayments) to revolving credit facilities	1,103	(5,600)	(385,000)
Additions to debt	53,489	18,417	120,540
Repayments of debt	(106,226)	(45,216)	(34,720)
Proceeds from monetizing swap contracts	9,390	17,096	—
Debt issuance costs	(1,016)	(155)	(2,936)
Issuances of common stock	6,277	7,335	2,377
Purchases of common stock	(1,313)	—	(2,324)
Cash dividends paid to shareholders	(11,064)	(10,183)	(10,007)
Distribution to minority interest	(3,780)	(3,675)	(4,480)

Cash provided by (used) for financing activities	46,608	(21,981)	(66,550)
Effect of exchange rate changes on cash	(849)	909	155

Increase (decrease) in cash and cash equivalents	7,613	1,369	(258)
Cash and cash equivalents at beginning of year	6,560	5,191	5,449

Cash and cash equivalents at end of year	$14,173	$6,560	$5,191

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended September 30,

	2003	2002	2001

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$11,168	$21,908	$7,138
Interest, net of amounts capitalized	31,677	26,066	31,676

      Supplemental schedule of non-cash investing and financing activities:

      In fiscal 2002, we purchased Athena Industries, Inc. and Advertising Display Company, Inc. for $25.4 million. In fiscal 2003, we purchased Cartem Wilco and Pacific Coast Packaging, and made additional consideration payments to Athena Industries, Inc. and Advertising Display Company, Inc. In fiscal 2003, we paid $81.8 million related to these acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

	September 30,

	2003	2002

	(In thousands)
Fair value of assets acquired including goodwill	$97,249	$25,554
Cash Paid	81,845	25,351

Liabilities assumed	$15,404	$203

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Summary of Significant Accounting Policies

Description of Business

      Unless the context otherwise requires, “we,” “us,” “our” or “the Company” refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS,” and Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 65% of RTS and conduct our interior packaging products business through RTS. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements.

      The Company manufactures and distributes folding cartons, solid fiber interior packaging, corrugated containers, merchandising displays, laminated paperboard products, 100% recycled clay-coated and specialty paperboard and recycled corrugating medium primarily to nondurable goods producers. In October 2003, we sold our plastic packaging operations, which manufactured plastic packaging. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days. The Company serves a diverse customer base primarily in North America and, therefore, has limited exposure from credit loss to any particular customer or industry segment.

Consolidation

      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investment in Corporate Joint Venture

      The Company uses the equity method to account for its 49% investment in Seven Hills, a joint venture with Lafarge Corporation. Under the equity method, the investment is initially recorded at cost, then reduced by distributions and increased or decreased by the investor’s proportionate share of the investee’s net earnings or loss. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership. Under the terms of the Seven Hills joint venture arrangement, Lafarge Corporation is required to purchase all of the gypsum paperboard liner produced by Seven Hills. Our share of cumulative losses for the periods ending September 30, 2003 and September 30, 2002 are $1.7 million and $1.4 million, respectively.

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

Revenue Recognition

      Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured and the Company has no further performance obligations. This is generally at the time products are shipped to the customer.

Shipping and Handling Costs

      The Company classifies shipping and handling costs as a component of cost of goods sold. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

      The Company enters into a variety of derivative transactions. The Company uses swap agreements to manage the interest rate characteristics of a portion of its outstanding debt. The Company uses forward contracts to limit exposure to fluctuations in Canadian foreign currency rates with respect to its receivables denominated in Canadian dollars. The Company also uses commodity swap agreements to limit exposure to falling sales prices and rising raw material costs. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company manages exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. The Company does not anticipate nonperformance of the counterparties.

      For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Gains or losses on the termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The fair value of the Company’s derivative instruments are based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. Derivative contracts that are an asset from the Company’s perspective are reported as other assets. Contracts that are liabilities from the Company’s perspective are recorded as other liabilities.

Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair market values.

Inventories

      Substantially all U.S. inventories are valued at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. All other inventories are valued at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. These other inventories represent approximately 20.1% and 14.3% of FIFO cost of all inventory at September 30, 2003 and 2002, respectively.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Cost includes major expenditures for improvements and replacements which extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2003, 2002, and 2001, the Company capitalized interest of approximately $0.3 million, $0.5 million, and

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million, respectively. For financial reporting purposes, depreciation and amortization are provided on both the declining balance and straight-line methods over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-20 years
Transportation equipment	3-8 years
Leasehold improvements	Term of lease

      Depreciation expense for fiscal 2003, 2002, and 2001 was approximately $69.3 million, $66.0 million, and $63.3 million, respectively.

Asset Impairment

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the estimated expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss is based on the estimated fair value of the asset. Long-lived assets to be disposed of are generally recorded at the lower of their carrying amount or estimated fair value less cost to sell.

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

      Other intangible assets are amortized based on the pattern in which the economic benefits are consumed over their estimated useful lives ranging from 1 to 40 years. Most of the assets are amortized over periods of less than 10 years.

Income Taxes

      The Company accounts for income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not. Earnings of Cartem Wilco are considered subject to repatriation from the date of acquisition and taxes are provided accordingly. All other earnings of foreign operations are considered indefinitely reinvested in the respective operations; therefore, the Company has not provided for any taxes that would be due upon repatriation of those earnings into the United States.

Stock Options

      The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share is disclosed in Note 13.

Foreign Currency

      Assets and liabilities of the Company’s foreign operations are generally translated from the foreign currency at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are generally

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are reflected in shareholders’ equity. Gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations. The Company recorded losses of approximately $0.5 million and $0.01 million in fiscal 2003 and fiscal 2002, respectively, and a gain of approximately $0.4 million in fiscal 2001.

New Accounting Standards

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In October 2003, the FASB issued FASB Staff Position (“FSP”) SFAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150” (which we refer to as “FSP SFAS 150-3”). FSP SFAS 150-3 defers the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. The deferral is expected to remain in effect while those issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the Business Combination project. The FASB also decided to (1) preclude any “early” adoption of the provisions in paragraphs 9 and 10 for these noncontrolling interests during the deferral period, and (2) require the restatement of any financial statements that have been issued where these provisions of FAS 150 were applied to mandatorily redeemable noncontrolling interests. Adoption of SFAS 150 did not have a material effect on the consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. SFAS 149 requires prospective application of the statement except for provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purpose, size and activities of the VIE and the enterprise’s maximum exposure to loss as a result of its involvement with the VIE. In October 2003, the FASB issued FSP FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“FSP FIN 46-6”). FSP FIN 46-6 delays the effective date (previously July 1, 2003) for applying the provisions of FIN 46 for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) nonregistered investment companies. The Company is required to adopt this interpretation no later than October 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. In May, the Company completed the purchase of the assets included in its synthetic lease facility. The Company is currently evaluating the impact of adopting FIN 46.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has not entered into or modified any material guarantees subsequent to December 31, 2002; however, in May 2003, the Company completed the purchase of the assets included in its synthetic lease facility, which terminated that facility. As of September 30, 2003, the Company has made the following guarantees to unconsolidated third parties:

•	The Company has a 49% ownership interest in Seven Hills Paperboard, LLC, a joint venture. Funding of net losses is guaranteed by the partners of the joint venture in their proportionate share of ownership.

•	The Company leases certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial portion of these leases require the Company to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. The Company is unable to estimate its maximum exposure under these leases as it is dependent on changes in the tax law.

•	Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties (such as authorization; ownership of assets; financial statements; legal proceedings; contracts; employees; employee benefit plans; environmental matters; patents, trademarks, trade names; brokers, finders and investment bankers; taxes; and products) as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants as well as specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others: losses related to liabilities other than those assumed, liabilities under environmental laws, and liabilities under applicable bulk sales laws. These agreements may also define claims periods and liability limits that apply to specified indemnification provisions. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of these agreements, including agreements entered into after Septem-

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ber 30, 2003, our maximum aggregate potential liability on an undiscounted basis is approximately $7.5 million, other than with respect to certain specified liabilities under environmental laws and with respect to breaches of environmental representations and warranties, with respect to which there is no limitation. FIN 45 requires us to recognize, in the period during which we incur such an obligation, a liability based on our estimated exposure to such outstanding indemnities.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends disclosure requirements in both annual and interim financial statements, including the addition of interim reporting of pro-forma results under the fair value based method of accounting. The transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002 and the interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value based method of accounting allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The disclosure requirements of SFAS 148 are contained in Note 13 to the Company’s consolidated financial statements.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this accounting standard for all exit or disposal activities initiated after December 31, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of October 1, 2002 and the pronouncement did not have a material impact on the consolidated financial statements.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except for earnings per share information):

	Year Ended September 30,

	2003	2002	2001

Numerator:
Income from continuing operations before cumulative effect of a change in accounting principle	$29,541	$29,853	$24,623
Income from discontinued operations, net of tax	35	2,617	5,614

Income before cumulative effect of a change in accounting principle	29,576	32,470	30,237
Cumulative effect of a change in accounting principle, net of tax	—	(5,844)	286

Net income	29,576	26,626	30,523
Add back: Goodwill amortization, net of tax	—	—	7,802

Adjusted net income	$29,576	$26,626	$38,325

Denominator:
Denominator for basic earnings per share — weighted average shares	34,320	33,809	33,297
Effect of dilutive stock options and restricted stock awards	423	564	132

Denominator for diluted earnings per share — weighted average shares and assumed conversions	34,743	34,373	33,429

Basic earnings per share:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.86	$0.88	$0.74
Income from discontinued operations, net of tax	—	0.08	0.17

Income before cumulative effect of a change in accounting principle	0.86	0.96	0.91
Cumulative effect of a change in accounting principle, net of tax	—	(0.17)	0.01

Net income per share — basic	0.86	0.79	0.92
Add back: Goodwill amortization, net of tax	—	—	0.23

Adjusted net income	$0.86	$0.79	$1.15

Diluted earnings per share:
Income from continuing operations before cumulative effect of a change in accounting principle	$0.85	$0.87	$0.74
Income from discontinued operations, net of tax	—	0.07	0.16

Income before cumulative effect of a change in accounting principle	0.85	0.94	0.90
Cumulative effect of a change in accounting principle, net of tax	—	(0.17)	0.01

Net income per share — diluted	0.85	0.77	0.91
Add back: Goodwill amortization, net of tax	—	—	0.23

Adjusted net income	$0.85	$0.77	$1.14

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss is comprised of the following, net of taxes where applicable (in thousands):

	September 30,

	2003	2002

Foreign currency translation	$7,981	$(8,921)
Net unrealized income (loss) on derivative instruments, net of tax	(125)	151
Minimum pension liability, net of tax	(48,692)	(23,673)

Total accumulated other comprehensive loss	$(40,836)	$(32,443)

Note 4.	Inventories

      Inventories at September 30, 2003 and 2002 are as follows (in thousands):

	September 30,

	2003	2002

Finished goods and work in process	$91,751	$79,467
Raw materials	37,675	33,095
Supplies	13,246	13,875

Inventories at FIFO cost	142,672	126,437
LIFO reserve	(24,258)	(23,887)

Net inventories	$118,414	$102,550

      It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2003, 2002, and 2001 inventory quantities were reduced in some of our LIFO pools. This reduction resulted in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which decreased cost of goods sold by approximately $0.4 million, $1.0 million, and $0.3 million, respectively.

Note 5.	Assets and Liabilities Held for Sale

      The Company’s plastic packaging operations assets and liabilities are presented as assets and liabilities held for sale at September 30, 2003 and September 30, 2002. In addition, some of the assets and liabilities from the January 2003 Cartem Wilco acquisition are recorded as held for sale and recorded at fair value less costs to sale. During the fourth quarter of fiscal 2003, the Company entered into a transaction to sell its plastic packaging division to Pactiv Corporation. The transaction, valued at approximately $60.0 million closed effective October 27, 2003. As a result of the transaction the Company expects to record an after-tax gain of $7 million in fiscal 2004. Therefore no impairments were recorded. The results of operations for these components have been reclassified as income from discontinued operations on the consolidated statements of operations for all periods presented.

      Revenue from discontinued operations was $72.6 million, $67.5 million, and $76.9 million for fiscal 2003, 2002, and 2001, respectively. Pre-tax profit from discontinued operations was $0.1 million, $4.3 million, and $9.0 million for fiscal 2003, 2002, and 2001, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assets and liabilities held for sale at September 30, 2003 and 2002 are as follows (in thousands):

	September 30,

	2003	2002

Accounts receivable (net of allowances of $230 and $199)	$8,959	$6,874
Inventories	9,744	9,198
Property, plant and equipment	33,910	33,902
Other assets	90	263

Current assets held for sale	$52,703	$50,237

Accounts payable	$4,356	$3,396
Accrued compensation and benefits	1,112	1,467
Other current liabilities	2,019	1,319

Current liabilities held for sale	$7,487	$6,182

Note 6.	Acquisitions, Restructuring and Other Matters

Acquisitions

      In January 2003, the Company completed its acquisition of Cartem Wilco. The Company acquired Cartem Wilco to strengthen its presence in the health-and-beauty and pharmaceutical packaging markets and to expand its folding carton operations in Canada. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.3 million. In August 2003, the Company completed its acquisition of Pacific Coast Packaging, a folding carton manufacturer located in Kerman, California. The purchase price of this transaction (including the assumption of debt) was approximately $15.4 million. We expect to pay additional consideration of approximately $1.0 million during fiscal 2004, representing an adjustment based on the achievement of certain sales levels for the six month period following the closing of the transaction. The Company acquired Pacific Coast Packaging both for its geographic significance and for the way it complements our current customer base and growth strategy. Pacific Coast Packaging is our first folding carton operation on the West Coast. It is a low cost producer of folding cartons for the quick serve food, in-store deli, stock and gift box markets. These acquisitions are accounted for under the purchase method of accounting, which requires the Company to record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. The results of Cartem Wilco and Pacific Coast Packaging are included in the Company’s consolidated results from the respective dates of acquisition. The process of obtaining third-party valuations of the property, plant and equipment acquired as well as certain intangible assets is substantially completed for Cartem Wilco and in process for Pacific Coast Packaging. Accordingly, the allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to refinement. The pro forma impact of the acquisitions is not material to the consolidated financial results.

      Included in the assets acquired are $13.4 million of intangible assets and $2.6 million of assets held for sale. The assets held for sale represent the fair value of three small subsidiaries of Cartem Wilco. The Company has signed a letter of intent for the sale of the assets. The transaction closed effective December 10, 2003. The intangible assets consist of customer relationships and trademarks. The customer relationships are being amortized over a weighted average life of 8.6 years. The trademark is being amortized over one year. Approximately $24.9 million of the $26.7 million in goodwill is deductible for U.S. income taxes purposes.

      During fiscal 2002, we acquired substantially all of the assets of Athena Industries, Inc., a designer and manufacturer of permanent point-of-purchase displays and fixtures with expertise in wire and metal fabrication located in Burr Ridge, Illinois, and certain assets of Advertising Display Company, Inc., a producer of temporary and permanent point-of-purchase displays, including its display operations in Memphis,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tennessee. The results of operations of Athena Industries and Advertising Display Company have been included in our consolidated statements of operations after March 21, 2002 and November 30, 2001, respectively, the dates of acquisition. These acquisitions were accounted for under the purchase method of accounting. Total cash consideration paid for the acquisitions in 2002 was $25.4 million. Estimated goodwill of approximately $9.0 million, which is deductible for tax purposes, was recorded in connection with the acquisitions in the Company’s merchandising displays and corrugated packaging segment. The pro forma impact of the acquisitions is not material to the financial results for the year ended September 30, 2002. In 2003, we paid additional contingent cash consideration of $1.1 million based on the achievement of gross profit goals.

     Restructuring and Other Costs

      Restructuring and other costs were $1.7 million, $18.2 million, and $16.9 million for fiscal 2003, 2002, and 2001, respectively. These amounts are not comparable since the timing and scope of the individual actions will vary.

      During the second quarter of 2003, the Company announced the closure of its Hunt Valley, Maryland and Mundelein, Illinois merchandising displays facilities. The closures resulted in the termination of approximately 49 employees. In connection with these closings, the Company accrued $0.1 million for severance and other employee costs. The Company consolidated the operations of these plants into other existing facilities. During the fourth quarter of 2003, the Company announced the closure of its Dallas, Texas laminated paperboard facility. The Company expensed $0.3 million for equipment impairment as well as severance and other employee costs. The closure is expected to result in the termination of approximately 20 employees and the Company expects to consolidate the operations of this plant into other existing facilities.

      We expect to incur approximately $0.7 million of expense for previously announced restructuring activities that will be expensed as incurred. The charges will consist primarily of equipment relocation, real estate carrying costs and other miscellaneous expenses.

      Restructuring and other costs for fiscal 2003 were $1.7 million. The amount consisted primarily of the following:

1.	An accrual at Hunt Valley for severance and other employee costs of $0.1 million.

2.	Expenses recognized at Dallas laminated for $0.3 million for equipment impairment and severance and other employee costs.

3.	Accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at Vineland, and the earlier than planned sales of property at Augusta and Vineland.

4.	Expenses recognized as incurred from previously announced facility closings totaling $1.9 million were attributable to equipment relocation costs of $1.8 million primarily from Vineland, El Paso and Mundelein, $0.3 million due to changes in estimated worker’s compensation claims, a net gain on sale of property and equipment of $0.7 million primarily due to the sale of the Vineland and El Paso facilities, and $0.5 million in other miscellaneous items.

5.	Expenses recognized as incurred of $0.5 million as a result of our decision to remove from service certain equipment in the folding carton division and paperboard division.

      Restructuring and other costs are not allocated to the respective segments for financial reporting purposes. Had these costs been allocated, $0.6 million would have been charged to our packaging products segment, $0.7 million to our merchandising display and corrugated packaging segment, and $0.4 million would have been charged to the paperboard segment. Facilities closed during fiscal 2003 had combined revenues of $13.1 million, $23.3 million and $20.9 million for fiscal years 2003, 2002 and 2001, respectively. Facilities

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closed during the year had combined operating losses of $2.6 million and $0.4 million during fiscal 2003 and 2002, respectively, and combined operating income during fiscal 2001 of $0.1 million.

      The following table represents a summary of the restructuring accrual for fiscal 2003 (in thousands):

	Reserve at		Charges to	Reserve at
	September 30, 2002	Payments	Expense	September 30, 2003

Severance and other employee costs	$2,560	$(2,340)	$(60)	$160
Facility carrying costs	770	(285)	(475)	10
Disposal costs	264	(28)	(236)	—
Other	341	(259)	(82)	—

Total Restructuring	$3,935	$(2,912)	$(853)	$170

      The following table represents a summary of the restructuring accrual for fiscal 2002 (in thousands):

	Reserve at		Charges to	Reserve at
	September 30, 2001	Payments	Expense	September 30, 2002

Severance and other employee costs	$1,049	$(1,290)	$2,801	$2,560
Facility carrying costs	1,076	(1,076)	770	770
Disposal costs	—	—	264	264
Other	66	(153)	428	341

Total Restructuring	$2,191	$(2,519)	$4,263	$3,935

      During fiscal 2002, the Company incurred restructuring and other costs related to announced facility closings. During fiscal 2002 the cost of employee terminations was generally accrued at the time of notification to the employees in accordance with Emerging Issues Task Force issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Certain other costs, such as moving and relocation costs, were expensed as incurred. These restructuring costs include the closing of a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, the Company incurred charges of $11.5 million during fiscal 2002, which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. Facilities closed during fiscal 2002 had combined revenues of $40.4 million and $57.2 million for fiscal 2002 and 2001, respectively. Facilities closed during the year had combined losses of $5.4 million and $0.2 million during fiscal 2002 and 2001, respectively. The Company has consolidated the operations of the closed plants into other existing facilities.

      During fiscal 2002, the Company decided to permanently shut down its specialty paper machine at its Dallas, Texas mill and its No. 1 paper machine at its Lynchburg, Virginia specialty mill, and determined that certain equipment in its folding carton division was impaired. As a result, the Company incurred impairment charges of $6.1 million during fiscal 2002. The Company also recorded income of $0.7 million during fiscal 2002 for shut down events prior to fiscal 2001, primarily for the gain on sale of building and equipment at our previously closed Jersey City, laminated paperboard facility.

      During fiscal 2001, the Company closed a folding carton plant in Augusta, Georgia and an interior packaging plant in Eaton, Indiana. The closures resulted in the termination of approximately 210 employees. Operations of the Augusta folding plant and the Eaton interior packaging plant were consolidated into other existing facilities. In connection with these closings, the Company incurred charges of $1.3 million and $6.2 million during fiscal 2002 and 2001, respectively, which consisted mainly of asset impairment, severance, equipment relocation, disposal costs and related expenses. The Company also recorded expenses of $10.7 million during fiscal 2001 for shut down events prior to fiscal 2001, primarily for expenses at our Chicago, Illinois and Madison, Wisconsin folding carton plants. The expenses consisted mainly of asset impairment, severance,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment relocation, lease write-downs and other related expenses, including business interruption and other inefficiencies. Facilities closed during fiscal 2001 had combined revenues and operating income of $24.6 million and $0.4 million, respectively.

Note 7.     Other Intangible Assets

      The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in thousands):

	September 30,

	2003		2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$13,828	$(790)	$—	$—
Noncompete agreements	8,048	(5,228)	7,771	(4,410)
Bond costs	6,484	(2,747)	6,667	(2,601)
Patents	1,853	(287)	791	(29)
Trademark	727	(344)	270	(7)
License Costs	308	(10)	—	—
Other	—	—	320	(213)

Total	$31,248	$(9,406)	$15,819	$(7,260)

      During fiscal 2003 our net intangible balance increased $13.3 million. The increase was due primarily to the acquisition of Cartem Wilco and Pacific Coast Packaging, bond costs from the issuance of $100.0 million in aggregate principal of 5.625% notes, patents, and translation of foreign intangibles. As part of the two acquisitions we acquired intangibles comprised primarily of customer relationships and trademarks that we estimate are approximately $13.4 million. The intangibles we acquired as a result of our acquisitions were valued based on the fair values we obtained from an independent appraiser. Bond costs of $1.0 million were capitalized as a result of our note issuance and our amendment of our revolving credit facility, and we capitalized $1.1 million in patents, primarily legal costs related to defending certain of our patents. In fiscal 2003, we reduced the size of our revolving credit facility from $300.0 million to $125.0 million. As a result, we wrote-off unamortized bond costs of $0.6 million.

      During fiscal 2003, 2002, and 2001, aggregate amortization expense was $3.4 million, $2.0 million and $2.0 million, respectively. Estimated amortization expense for the succeeding five years is as follows (in thousands):

2004	$3,870
2005	3,569
2006	3,130
2007	2,673
2008	2,245

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Debt

      Debt, excluding the adjustment for fair value hedge of $23.9 million and $19.8 million as of September 30, 2003 and 2002, respectively, consists of the following:

	September 30,

	2003	2002

	(In thousands)
5.625% notes, due March 2013, net of unamortized discount of $238(a)	$99,762	$—
8.20% notes, due August 2011, net of unamortized discount of $536 and $604(b)	249,464	249,396
7.25% notes, due August 2005, net of unamortized discount of $25 and $39(c)	99,975	99,961
Asset securitization facility(d)	9,000	60,000
Industrial revenue bonds, bearing interest at variable rates (2.54% at September 30, 2003), due through October 2036(e)	37,400	40,000
Revolving credit facility(f)	3,500	2,400
Other notes	2,863	1,483

	501,964	453,240
Less current maturities of debt	12,927	62,917

Long-term debt due after one year	$489,037	$390,323

(a)	In March 2003, the Company sold $100.0 million in aggregate principal amount of its 2013 Notes. The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.8 million are being amortized over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In August 2001, the Company sold $250.0 million in aggregate principal amount of its 8.20% notes due August 15, 2011 (the “2011 Notes”), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. The 2011 Notes were issued at a discount of $0.7 million, which is being amortized over its term. Debt issuance costs of approximately $2.1 million are also being amortized over its term. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(c)	In August 1995, the Company sold $100.0 in aggregate principal amount of its 7.25% notes due August 1, 2005 (the “2005 Notes”). The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts the Company and its subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.9 million are being amortized over the term of the 2005 Notes. In May 1995, the Company entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued in August 1995. The costs associated with the interest rate adjustment transaction of $1.5 million are being amortized over the term of the 2005 Notes. Giving effect

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%.

(d)	In November 2000, the Company entered into a $125.0 million receivables-backed financing transaction (the “Receivables Financing Facility”), the proceeds of which were used to repay borrowings outstanding under its revolving credit agreement. A bank provides a back-up liquidity facility. The effective interest rate was 2.10% and 2.73% as of September 30, 2003 and 2002, respectively. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles.

(e)	Payments of principal and interest on these industrial revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictions on the Company similar to those described in note (f) below exist under the terms of the agreements. The bonds are remarketed periodically based on the interest rate period selected by the Company. In the event the bonds cannot be remarketed, the bank has agreed to extend long-term financing to the Company in an amount sufficient to retire the bonds. The bonds are secured by the underlying assets.

(f)	In March 2003, the Company amended its revolving credit facility, provided by a syndicate of banks, to reduce the size of the facility from $300.0 million to $125.0 million through June 2005. Combined credit availability under the Receivables Financing Facility and the revolving credit facility exceeds $100.0 million as of September 30, 2003. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the Company’s ratio of consolidated funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The borrowing rate and facility fees at September 30, 2003 were 2.25% and 0.25%, respectively. The borrowing rate, and facility fee, at September 30, 2002 was 3.155% and 0.20%, respectively. The amendment to the bank credit facility reduces the minimum fixed charge coverage ratio from 2:1 to 1.75:1 and increases the maximum funded debt to EBITDA ratio from 3.5:1 to 4:1 through September 30, 2004 and to 3.75:1 thereafter. The amendment to the bank credit facility excludes the cash costs of certain plant closings from the fixed charge and funded debt to EBITDA covenant calculations, and also excludes from the calculation of the minimum consolidated net worth covenant pension plan charges and credits taken to other comprehensive income after September 30, 2001. Under the agreements covering this facility, restrictions exist as to the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. The Company is in compliance with such restrictions.

      As of September 30, 2003, the aggregate maturities of long-term debt for the succeeding five years are as follows (in thousands):

2004	$12,927
2005	100,401
2006	6,153
2007	117
2008	46
Thereafter	382,320

Total long-term debt	$501,964

      Three of the Company’s Canadian subsidiaries have revolving credit facilities with Canadian banks. The facilities provide borrowing availability of up to $13.0 million Canadian, and can be renewed on an annual basis. As of September 30, 2003 and 2002, there were no amounts outstanding under these facilities.

      On May 30, 2003, the Company exercised its option to purchase the assets under a synthetic lease facility. The purchase resulted in the addition of $24.5 million of land, buildings and improvements. The

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

synthetic lease facility contained $2.6 million of assets related to our plastics packaging division, which has been presented as current assets held for sale at September 30, 2003.

Note 9.     Leases and Other Agreements

      The Company leases certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

      As of September 30, 2003, future minimum lease payments, including certain maintenance charges on transportation equipment, and under all noncancelable leases are as follows (in thousands):

2004	$8,982
2005	7,293
2006	6,227
2007	5,328
2008	4,521
Thereafter	10,297

Total future minimum lease payments	$42,648

      Rental expense for the years ended September 30, 2003, 2002, and 2001 was approximately $16.4 million, $15.4 million, and $15.2 million, respectively, including lease payments under cancelable leases.

Note 10.     Income Taxes

      The provisions for income taxes consist of the following components (in thousands):

	Year Ended September 30,

	2003	2002	2001

Current income taxes:
Federal	$2,048	$11,098	$12,470
State	1,868	2,363	1,196
Foreign	2,765	2,270	1,622

Total current	6,681	15,731	15,288

Deferred income taxes:
Federal	10,908	2,860	6,024
State	885	224	519
Foreign	292	165	245

Total deferred	12,085	3,249	6,788

Provision for income taxes	$18,766	$18,980	$22,076

Income tax expense is included in the financial statements as follows:
Continuing operations	18,744	19,625	18,471
Discontinued operations	22	1,723	3,426
Cumulative effect of change in accounting principle	—	(2,368)	179

Provision for income taxes	$18,766	$18,980	$22,076

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the statutory federal income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended
	September 30,

	2003	2002	2001

Statutory federal tax rate	35.0%	35.0%	35.0%
U.S. residual tax on foreign earnings	0.6	—	—
State taxes, net of federal benefit	5.0	4.5	2.9
Non-deductible amortization and write-off of goodwill (See Note 6)	—	—	4.0
Non-deductible portion of change in accounting principle	—	1.5	—
Other, net (primarily non-taxable items)	(1.7)	0.6	(0.1)

Effective tax rate	38.9%	41.6%	41.8%

      The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in thousands):

	September 30,

	2003	2002

Deferred income tax assets:
Accruals and allowances	$7,417	$9,485
Minimum pension liability	30,077	14,065
Other	3,560	9,832

Total	41,054	33,382

Deferred income tax liabilities:
Property, plant and equipment	102,555	89,428
Deductible intangibles	7,123	4,418
Inventory and other	21,980	16,713

Total	131,658	110,559

Net deferred income tax liability	$90,604	$77,177

Deferred taxes are recorded as follows in the consolidated balance sheet:

	September 30,

	2003	2002

Current deferred tax asset	$3,998	$7,168
Tax liability on operations held for sale	801	—
Long-term deferred tax liability	93,801	84,345

Net deferred income tax liability	$90,604	$77,177

      The Company has not recorded any valuation allowances for deferred income tax assets.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the income before income taxes are (in thousands):

	Year Ended September 30,

	2003	2002	2001

United States continuing operations	$37,611	$40,051	$36,814
Discontinued operations	57	4,340	9,040
Cumulative effect of a change in accounting principle	—	(8,212)	465

	37,668	36,179	46,319
Foreign	10,674	9,427	6,280

Income before income taxes	$48,342	$45,606	$52,599

Note 11.	Retirement Plans

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s projected benefit obligation, fair value of assets and net periodic pension cost include the following components (in thousands):

	Year Ended September 30,

	2003	2002

Projected benefit obligation at beginning of year	$220,034	$191,445
Service cost	7,257	6,220
Interest cost on projected benefit obligations	16,123	15,251
Amendments	951	895
Curtailment gain	—	(291)
Actuarial loss	25,109	15,216
Acquisitions	—	—
Benefits paid	(9,729)	(8,702)

Projected benefit obligation at end of year	$259,745	$220,034

Fair value of assets at beginning of year	$170,532	$182,725
Actual loss on plan assets	(2,266)	(15,974)
Employer contribution	22,708	12,483
Benefits paid	(9,730)	(8,702)

Fair value of assets at end of year	$181,244	$170,532

Funded status	$(78,501)	$(49,502)
Net unrecognized loss	94,096	54,027
Unrecognized prior service cost	1,936	1,035

Net amount recognized	$17,531	$5,560

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$17,531	$7,490
Accrued pension cost	—	(1,930)
Additional minimum liability	(83,514)	(42,562)
Intangible asset	4,659	4,532
Accumulated other comprehensive loss	78,855	38,030

Net amount recognized	$17,531	$5,560

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts required to be recognized in the consolidated statements of operations are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Service cost	$7,258	$6,220	$6,044
Interest cost on projected benefit obligations	16,123	15,251	14,358
Expected return on plan assets	(15,507)	(16,396)	(17,822)
Net amortization of the initial asset	—	—	(198)
Net amortization of loss (gain)	2,813	5	(403)
Net amortization of prior service cost	50	(41)	(54)
Curtailment loss	—	79	386

Total company defined benefit plan expense	10,737	5,118	2,311
Multi-employer plans for collective bargaining employees	181	187	255

Net periodic pension cost	$10,918	$5,305	$2,566

Weighted-average assumptions as of September 30:
Discount rate	6.50%	7.25%	7.75%
Expected increase in compensation levels	3.00%	3.00%	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

      The Company sponsors and maintains 401(k) retirement savings plans (the “401(k) Plans”) that permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of contributions up to a maximum of 6% of compensation as defined by the 401(k) Plans. During fiscal 2003, 2002, and 2001, the Company recorded matching expense, net of forfeitures, of $4.6 million, $4.4 million, and $4.2 million, respectively, related to the 401(k) Plans.

      The Company sponsors and maintains supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified unfunded deferred compensation plans that are intended to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and will rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant elects the amount of eligible base salary and eligible bonus to be deferred. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. The Obligations generally are payable after termination of the participant’s employment or in certain emergency situations. Each participant’s account will be adjusted for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. All such adjustments will be made at the same time and in accordance with the same procedures followed under the 401(k) Plan for crediting investment gains and losses to a participant’s account under the 401(k) Plan. The Obligations are denominated and payable in United States dollars. The benchmark investment alternatives available under the Supplemental Plan are the same as the investment alternatives available under the 401(k) Plan or are in our view comparable to the investment alternatives available under our 401(k) Plan. The Company recorded matching expense of $0.02 million in fiscal 2003.

      The Company has a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by federal income tax regulations.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense relating to the plan of $0.4 million, $0.2 million, and $0.1 million was recorded for the years ended September 30, 2003, 2002, and 2001, respectively. Amounts accrued as of September 30, 2003 and 2002 related to the plan were $1.6 million and $1.3 million respectively.

Note 12.     Financial Instruments

Long-Term Notes

      At September 30, 2003 and 2002, the fair market value of the 2005 Notes was approximately $108.0 million and $106.0 million, respectively, based on quoted market prices. At September 30, 2003 and 2002, the fair market value of the 2011 Notes was approximately $299.4 million and $280.4 million, respectively, based on quoted market prices. At September 30, 2003, the fair market value of the 2013 Notes, issued in March 2003, was approximately $102.3 million. The carrying amount for variable rate long-term debt approximates fair market value since the interest rates on these instruments are reset periodically.

Derivatives

      The following is a summary of the fair value of derivative instruments outstanding as of September 30:

	2003	2002

	(In thousands)
Interest rate swaps (fair value hedges)	$1,706	$3,058
Interest rate swaps (cash flow hedges)	—	(198)
Interest rate swaps and caps (other)	—	(87)
Foreign currency forwards	246	47
Commodity swaps	(54)	61

Net fair value of derivative contracts	$1,898	$2,881

Note 13.     Shareholders’ Equity

Capitalization

      The Company’s capital stock consists of Class A common stock, par value $0.01 per share (“Class A Common”), with holders entitled to one vote per share.

      During fiscal 2002, the Company’s Class B common stock, par value $0.01 per share (“Class B Common”), which entitled holders to 10 votes per share, was eliminated. On May 17, 2002, various executive officers and members of the Company’s Board of Directors delivered a notice to the Company of their election to convert the shares of Class B Common owned by them into shares of Class A Common pursuant to the Company’s Restated and Amended Articles of Incorporation (“Articles of Incorporation”). Because the shares of Class B Common outstanding following such conversion represented less than 15% of the total outstanding shares of the Company’s common stock, pursuant to the Articles of Incorporation, the remaining shares of Class B Common were subject to automatic conversion into shares of Class A Common. On June 30, 2002, each of the Company’s 9,634,899 shares of issued and outstanding shares of Class B Common were automatically converted into one share of Class A Common, thus eliminating all Class B Common. Approximately 978,000 shares of Class B Common were converted to shares of Class A Common during fiscal 2002 prior to the automatic conversion on June 30, 2002. During fiscal 2001 and 2000, respectively, approximately 752,000 and 285,000 Class B Common shares were converted to Class A Common shares. The Company’s Articles of Incorporation do not authorize any further issuance of shares of Class B Common.

      The Articles of Incorporation also authorizes preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by the Board of Directors upon any issuance of such shares in accordance with the Articles of Incorporation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Plan

      In November 2000, the Board of Directors amended the Company’s stock repurchase plan to allow for the repurchase from time to time prior to July 31, 2003 of an additional 2,000,000 shares bringing the total authorized to a maximum of 4,000,000 shares of Class A Common. In July 2003, the Board of Directors extended the authorization period indefinitely.

      During fiscal 2003, the Company repurchased 105,200 shares of Class A Common. During fiscal 2002, the Company did not repurchase any shares of Class A Common. During fiscal 2001, the Company repurchased 274,300 shares of Class A Common. As of September 30, 2003, the Company has 2,033,832 shares available for repurchase under the amended repurchase plan.

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

	2003	2002	2001

Expected Term in Years	7	8	8
Expected Volatility	45.6%	43.7%	42.2%
Risk-Free Interest Rate	1.0%	1.8%	3.5%
Dividend Yield	2.2%	1.8%	3.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its employee stock options.

      The estimated weighted average fair value of options granted during fiscal 2003, 2002, and 2001 with option prices equal to the market price on the date of grant was $5.21, $7.10, and $4.89, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for earnings per share information):

	2003	2002	2001

Net income, as reported	$29,576	$26,626	$30,523
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,862)	(3,133)	(3,495)

Pro forma net income	$26,714	$23,493	$27,028

Earnings per share:
Basic — as reported	$0.86	$0.79	$0.92

Basic — pro forma	$0.78	$0.69	$0.81

Diluted — as reported	$0.85	$0.77	$0.91

Diluted — pro forma	$0.77	$0.68	$0.81

      The table below summarizes the changes in all stock options during the periods indicated:

	Class B Common			Class A Common

			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares	Price Range	Price	Shares	Price Range	Price

Options outstanding at October 1, 2000	45,540	$6.09-7.45	$6.78	3,517,280	$6.06-20.31	$13.65
Exercised or forfeited	(6,600)	$6.09-7.45	$6.77	(864,856)	$6.06-20.31	$14.25
Granted	—	—	—	866,450	$8.00-11.90	$11.18

Options outstanding at September 30, 2001	38,940	$6.09-7.45	$6.78	3,518,874	$6.06-20.31	$12.34
Exercised or forfeited	(25,740)	$6.09-7.45	$6.44	(778,079)	$6.06-20.31	$12.42
Granted	—	—	—	643,333	$16.51-18.19	$18.13
Converted	(13,200)	$7.45	$7.45	13,200	$7.45	$7.45

Options outstanding at September 30, 2002	—	—	—	3,397,328	$7.42-20.31	$13.90
Exercised or forfeited	—	—	—	(391,987)	$7.42-20.31	$11.54
Granted	—	—	—	693,500	$14.01-14.60	$14.02

Options outstanding at September 30, 2003	—	—	—	3,698,841	$8.00-20.31	$14.18

Options exercisable at September 30, 2003	—	—	—	2,362,915	$8.00-20.31	$13.87

Options available for future grant at September 30, 2003	—	—	—	1,134,052	—	—

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning options outstanding and exercisable at September 30, 2003:

Class A Common

		Weighted		Weighted	Weighted
		Average		Average	Average
Range of	Number	Exercise	Number	Exercise	Remaining
Exercise Prices	Outstanding	Price	Exercisable	Price	Contractual Life

$8.00-8.94	399,442	$8.90	394,106	$8.91	6.6
$10.25-11.73	854,032	11.18	607,127	11.15	7.1
$14.01-14.24	671,500	14.01	—	—	9.6
$14.25-16.60	846,500	14.92	819,836	14.90	4.7
$18.19-20.31	927,367	18.65	541,846	18.97	6.7

	3,698,841	$14.18	2,362,915	$13.87	6.9

      Pursuant to the Company’s 2000 Incentive Stock Plan, the Company can award up to 500,000 shares of restricted Class A Common to employees. Sale of the stock awarded is restricted for two to five years from the date of grant, depending on vesting. Vesting of the stock occurs in annual increments of one-third beginning on the third anniversary of the date of grant. Accelerated vesting of a portion of the grant may occur based on the Company’s performance.

      During fiscal 2003, 2002 and 2001, respectively, the Company awarded 120,500, 100,000 and 140,000 shares of Class A Common, which had a fair value at the date of grant of $1.7 million, $1.8 million and $1.6 million, respectively. Compensation under the plan is charged to earnings over each increment’s individual restriction period and amounted to $0.9 million, $0.9 million and $0.2 million during fiscal 2003, 2002 and 2001, respectively. Unless vested (pursuant to net income performance criteria) or forfeited (e.g., by termination of employment) at an earlier date, the awards of restricted Class A Common will vest in one-third increments on, and may not be transferred before the following dates: (a) for the restricted stock awards granted in 2003, May 15, 2006, 2007 and 2008, respectively, (b) for the restricted stock awards granted in 2002, May 10, 2005, 2006 and 2007, respectively, (c) for the restricted stock awards granted in 2001, May 16, 2004, 2005 and 2006, respectively. These restricted stock awards in fiscal 2003, 2002 and 2001 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on the first March 31 after the award date for net income growth as compared to the base period (12 months ended March 31 of the fiscal year including the award date) in excess of 15% during 12 months ending on the first March 31 after the award date (including excess amounts from subsequent periods); (2) another one-third on the second March 31 after the award date for net income growth as compared to the base period in excess of 32.5% during 12 months ending on the second March 31 after the award date (including excess amounts from prior or subsequent periods); and (3) the final one-third on the third March 31 after the award date for net income growth as compared to the base period in excess of 52% during 12 months ending on the third March 31 after the award date (including excess amounts from prior periods). During fiscal 2002, accelerated vesting of one-third of the fiscal 2001 grant occurred due to achievement of performance targets. The early vesting provisions related to fiscal 2003 for the restricted stock awards granted in fiscal 2002 and 2001 have not yet been satisfied.

Employee Stock Purchase Plan

      Under the Amended and Restated 1993 Employee Stock Purchase Plan, shares of Class A Common are reserved for purchase by substantially all qualifying employees of the Company. In fiscal 2003, 2002, and 2001 approximately 311,000, 244,000, and 294,000 shares, respectively, were purchased by employees under this plan. As of September 30, 2003, 210,645 shares of Class A Common were available for purchase.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Related Party Transactions

      John W. Spiegel, a director of our company, is vice chairman and chief financial officer of SunTrust Banks, Inc.

      During fiscal 2003, 2002, and 2001, we maintained a syndicated credit facility pursuant to a loan agreement under which SunTrust Bank, Atlanta, a wholly owned subsidiary of SunTrust Banks, Inc., serves as agent. Under the credit agreement, which we amended in fiscal 2003, we have aggregate borrowing availability of $125.0 million through June 2005. As of September 30, 2003, we had $3.5 million of borrowings outstanding under the credit agreement. In addition, during fiscal 2003 we paid approximately $0.1 million and $0.4 million in interest and facility fees, respectively, under the credit facility, of which approximately $0.03 million and $0.09 million, respectively, represent SunTrust’s syndication interest in such fees. During fiscal 2002 we paid approximately $0.2 million and $0.7 million in interest and facility fees, respectively, under the credit facility, of which approximately $0.05 million and $0.2 million, respectively, represent SunTrust’s syndication interest in such fees. During fiscal 2001 we paid approximately $18.9 million and $1.4 million in interest and facility fees, respectively, under the credit facility, of which approximately $4.7 million and $0.4 million, respectively, represent SunTrust’s syndication interest in such fees. In connection with the amendment of this facility during fiscal 2003, we paid SunTrust Capital Markets, Inc., a subsidiary of SunTrust Banks, Inc., approximately $0.2 million.

      Additionally, until May 2003, we maintained a $24.8 million synthetic lease facility with an entity affiliated with SunTrust Bank, Atlanta. On May 30, 2003, we exercised our option to purchase the land, buildings and improvements under this facility for approximately $24.5 million, which represented the lessor’s original costs for such assets, plus related costs and expenses. During fiscal 2003, we paid approximately $0.4 million and $0.05 million in interest and facility fees, respectively, under this facility. During fiscal 2002, we paid approximately $0.8 million and $0.07 million in interest and facility fees, respectively, under this facility. During fiscal 2001, we paid approximately $1.6 million and $0.08 million in interest and facility fees, respectively, under this facility.

      SunTrust Capital Markets, Inc. is also a provider of derivative transactions. At fiscal year end, we had notional amounts outstanding on interest rate swaps of $50 million and foreign exchange forward contracts of approximately $2.5 million.

      SunTrust Bank, Atlanta is our main cash management bank. We paid approximately $0.4 million, $0.3 million, and $0.3 million in fees for cash management services during fiscal 2003, 2002, and 2001, respectively.

      In addition, we are a party with SunTrust Banks, Inc. to a master letter of credit agreement relating to industrial revenue bonds issued in connection with certain of our manufacturing facilities. We have also entered into letter of credit agreements relating to other aspects of our business requiring the establishment of a letter of credit. Pursuant to the master letter of credit agreement, we paid SunTrust Bank, Atlanta approximately $0.4 million, $0.4 million, and $0.5 million during fiscal 2003, 2002, and 2001, respectively.

      In March 2003, we sold $100.0 million in aggregate principal amount of 5.625% notes, due March 2013. In connection with this note issuance, we incurred issuance costs of approximately $0.8 million. We paid approximately $0.07 million of this amount to SunTrust Capital Markets, Inc. as a co-managing underwriter of the offering, which amount represents its 10% share of the 0.65% underwriting discount.

      Also, SunTrust Banks, Inc., through one of its subsidiaries, Trusco Capital Management, Inc., manages the assets in our defined benefit plan, which totaled approximately $60 million as of September 30, 2003. During fiscal 2003, 2002, and 2001, our defined benefit plan paid approximately $0.3 million, $0.1 million, and $0.03 million, respectively in fees for such services.

      SunTrust Banks, Inc., through one of its indirect subsidiaries, Alexander Key Investments, also provides consulting services regarding investments in securities or other assets held by our defined benefit and defined

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution plans. During fiscal 2003, we paid approximately $0.05 million in fees for such services performed for our defined contribution plan and our defined benefit plan paid approximately $0.03 million in fees for such services.

      SunTrust Banks, Inc. and its subsidiaries have performed other banking services for us over the past fiscal year. Our aggregate payments to SunTrust Banks, Inc. and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2003, 2002, or 2002 or 1% of SunTrust Banks’ gross revenues during its fiscal years ended December 31, 2002, 2001 or 2000.

      J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., an insurance agency that brokers a portion of insurance for the Company. During fiscal 2003, 2002, and 2001 we paid Brown & Brown, Inc. approximately $0.5 million, $0.5 million, and $0.3 million for property and casualty insurance services provided by third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million, $0.1 million, and $0.3 million for commissions on the Company’s policy premiums. Total payments for insurance and fees made to Brown & Brown were $4.9 million, $4.5 million, and $2.9 million in fiscal 2003, 2002, and 2001, respectively.

      Robert B. Currey, a director of our company, is chief executive officer of Currey & Company, Inc., which purchased approximately $0.3 million, $0.4 million and $0.6 million of corrugated boxes from us in fiscal 2003, 2002, and 2001, respectively.

Note 15.     Commitments and Contingencies

     Capital Additions

      Estimated costs for completion of authorized capital additions under construction as of September 30, 2003 total approximately $19.4 million.

     Environmental and Other Matters

      Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including OSHA and regulations promulgated thereunder. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the work place. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we have properly contained this asbestos and/or we have conducted training of our employees to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (“US EPA”). In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

      We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows.

      Excluding costs related to wastewater treatment system improvements at a paperboard mill in Otsego, Michigan discussed in the next paragraph, we estimate that we will spend less than $0.7 million for capital expenditures during fiscal year 2004 in connection with matters relating to environmental compliance. It may also be necessary to upgrade wastewater treatment equipment at one of our facilities during the next one to five years at a cost ranging from approximately $0.1 million to $0.4 million. In addition, we are in the process of replacing the coal-fired boilers at one of our facilities in order to operate cost effectively while complying with emissions regulations under the Clean Air Act. We estimate these improvements will cost approximately $2.0 million and that we will complete the project by the end of calendar year 2003. Additionally, for similar reasons, we expect to modify or replace a coal-fired boiler at another facility, the cost of which we estimate will be $2.0 to $3.0 million. We anticipate that we will incur those costs within the next three to four years.

      On February 9, 1999, we received a letter from the Michigan Department of Environmental Quality (“MDEQ”) in which the MDEQ alleged that we were in violation of the Michigan Natural Resources and Environmental Protection Act, as well as a wastewater discharge permit, at one of our Michigan facilities. The letter alleged that we exceeded several numerical limitations for chemical parameters outlined in the wastewater permit and violated other wastewater discharge criteria. The MDEQ further alleged that we are liable for contamination contained on the facility property as well as for contributing contamination to the Allied Paper/Portage Creek/Kalamazoo River Superfund Site (which we refer to as the “Kalamazoo River site”). The letter requested that we commit, in the form of a binding agreement, to undertake the necessary and appropriate response activities and response actions to address contamination in both areas. We have entered into an administrative consent order pursuant to which we are making improvements to the facility’s wastewater treatment system and we have paid less than a $0.1 million settlement amount, plus an additional amount of $0.03 million for past and future oversight costs incurred by the State of Michigan. We estimate that the total cost of making upgrades to the wastewater treatment systems will be up to $3.4 million, of which we have incurred $1.8 million as of September 30, 2003. Nothing contained in the order constitutes an admission of liability or any factual finding, allegation or legal conclusion on our part. To date, the MDEQ has not made any other demand regarding our alleged liability for contamination at the Kalamazoo River site.

      In March 2003, the US EPA sent us a request for supplemental information regarding the Kalamazoo River site, which we responded to in June 2003. The US EPA requested information from the Otsego Mill and the Battle Creek Mill in an attempt to determine to what extent we purchased from 1954 to 1971 carbonless paper or trim from certain facilities identified in their request letter. The US EPA is also attempting to determine the quantity and method of disposal of PCBs contained in wastes generated by various mills in the area between 1954 and 1989, including our mills. The US EPA made no claim or assertion in this letter against us involving the Kalamazoo River site with respect to the Otsego Mill or the Battle Creek Mill.

      Accordingly, we can make no assessment of any potential for our liability with respect to the Kalamazoo River site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at the Kalamazoo River site and that such remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. If the US EPA, the MDEQ or any other party brings any environmental claim or action against us involving the Kalamazoo River Site with respect to the Otsego Mill or the Battle Creek Mill, we intend to assert claims for indemnification pursuant to certain existing rights we have under settlement and purchase agreements in connection with the Otsego Mill, the Battle Creek Mill, and the Kalamazoo River site. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, that any amounts paid pursuant to such indemnification rights will be sufficient to cover all costs and expenses.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have been identified as a potentially responsible party at 11 active “superfund” sites pursuant to CERCLA or comparable state statutes. No remediation costs or allocations have been determined with respect to such sites other than costs that were not material to us. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we believe that any liability we may have at any such site will not have a material adverse effect on our results of operations, financial condition or cash flows.

Note 16.     Segment Information

      The Company reports three business segments. The packaging products segment consists of facilities that produce folding cartons and interior packaging. The merchandising displays and corrugated packaging segment consists of facilities that produce displays and corrugated containers. The paperboard segment consists of facilities that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium and laminated paperboard products and that collect recovered paper.

      Certain operations included in the packaging products and paperboard segments are located in foreign countries and had segment income of $11.9 million, $8.9 million, and $7.4 million for fiscal years ended September 30, 2003, 2002 and 2001, respectively. For fiscal 2003, foreign operations represented approximately 9.1%, 13.8% and 13.5% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2002, foreign operations represented approximately 5.6%, 8.6% and 5.8% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2001, foreign operations represented approximately 5.9%, 6.7% and 5.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. As of September 30, 2003, 2002 and 2001, the Company had foreign long-lived assets of $72.5 million, $33.8 million, and $34.6 million, respectively. The increase in all categories for 2003 is due to the acquisition of Cartem Wilco in Canada.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):

	Years Ended September 30,

	2003	2002	2001

Net sales (aggregate):
Packaging Products	$801,402	$722,685	$729,227
Merchandising Displays and Corrugated Packaging	285,106	289,551	262,584
Paperboard	516,074	516,173	524,505

Total	$1,602,582	$1,528,409	$1,516,316

Less net sales (intersegment):
Packaging Products	$4,576	$3,268	$3,468
Merchandising Displays and Corrugated Packaging	5,108	4,480	4,804
Paperboard	159,552	151,611	143,285

Total	$169,236	$159,359	$151,557

Net sales (unaffiliated customers):
Packaging Products	$796,826	$719,417	$725,759
Merchandising Displays and Corrugated Packaging	279,998	285,071	257,780
Paperboard	356,522	364,562	381,220

Total	$1,433,346	$1,369,050	$1,364,759

Segment income:
Packaging Products	$37,558	$46,147	$39,035
Merchandising Displays and Corrugated Packaging	27,745	32,813	30,246
Paperboard	20,738	24,094	41,633

	86,041	103,054	110,914
Goodwill amortization	—	—	(8,569)
Restructuring and other costs	(1,684)	(18,237)	(16,893)
Other non-allocated expenses	(6,026)	(6,425)	(5,407)
Interest expense	(26,889)	(26,399)	(35,042)
Interest and other income	91	456	530
Minority interest in consolidated subsidiary	(3,248)	(2,971)	(2,439)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	$48,285	$49,478	$43,094

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,

	2003	2002	2001

Identifiable assets:
Packaging Products	$459,650	$369,369	$369,494
Merchandising Displays and Corrugated Packaging	172,750	152,503	132,122
Paperboard	543,541	566,812	582,364
Assets held for sale	52,703	50,237	49,389
Corporate	59,144	34,130	31,044

Total	$1,287,788	$1,173,051	$1,164,413

Goodwill
Packaging Products	$59,178	$28,462	$28,489
Merchandising Displays and Corrugated Packaging	28,663	27,974	19,001
Paperboard	203,958	203,958	212,170

Total	$291,799	$260,394	$259,660

Depreciation and amortization (excluding goodwill):
Packaging Products	$29,263	$25,467	$25,402
Merchandising Displays and Corrugated Packaging	10,209	9,716	8,658
Paperboard	29,305	29,756	28,627
Corporate	3,906	3,152	2,920

Total	$72,683	$68,091	$65,607

Goodwill Amortization:
Packaging Products	$—	$—	$1,138
Merchandising Displays and Corrugated Packaging	—	—	1,425
Paperboard	—	—	6,006

Total	$—	$—	$8,569

Capital expenditures:
Packaging Products	$25,148	$29,504	$22,057
Merchandising Displays and Corrugated Packaging	14,377	11,955	10,097
Paperboard	16,240	24,805	26,784
Corporate	1,637	6,437	1,697

Total	$57,402	$72,701	$60,635

      The changes in the carrying amount of goodwill for the year ended September 30, 2003 are as follows (in thousands):

		Merch. Displays
	Packaging	and Corr. Pkg	Paperboard	Total

Balance as of September 30, 2002	$28,462	$27,974	$203,958	$260,394
Goodwill acquired	26,717	689	—	27,406
Translation adjustment	3,999	—	—	3,999

Balance as of September 30, 2003	$59,178	$28,663	$203,958	$291,799

      The Company tests the goodwill associated with each of its reporting units for impairment annually, at a minimum, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Due to an increase in competition and lower demand for laminated paperboard products,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating profit and cash flows for the laminated division were lower than expected during the first and second quarters of fiscal 2002. As a result, the earnings forecast for the next five years was revised and it was determined that $8.2 million of goodwill associated with the laminated paperboard products was impaired. As a result, an expense of $5.8 million, net of tax, or $0.17 per diluted share, was recognized as the cumulative effect of a change in accounting principle associated with the paperboard segment. The fair value of the reporting unit was estimated using the expected present value of future cash flows. No indicators of impairment were in existence in fiscal 2003.

Note 17.     Financial Results by Quarter (Unaudited)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$329,849	$350,234	$368,232	$385,031
Gross profit	61,928	63,163	68,412	71,553
Restructuring and other costs	(519)	935	671	597
Income from continuing operations before income taxes	8,277	11,659	12,886	15,463
Net income	5,070	7,330	7,212	9,964
Basic earnings per share from continuing operations before cumulative effect of a change in accounting principle	0.14	0.21	0.23	0.28
Diluted earnings per share from continuing operations before cumulative effect of a change in accounting principle	0.14	0.21	0.23	0.27
Basic earnings per share	0.15	0.21	0.21	0.29
Diluted earnings per share	0.15	0.21	0.21	0.28

	First	Second	Third	Fourth
2002	Quarter(a)	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$333,740	$333,721	$340,321	$361,268
Gross profit	72,118	67,887	71,888	66,674
Restructuring and other costs	(200)	35	9,846	8,556
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	18,544	18,008	7,881	5,045
Income before cumulative effect of a change in accounting principle	12,199	11,584	5,471	3,216
Net income	6,355	11,584	5,471	3,216
Basic earnings per share from continuing operations before cumulative effect of a change in accounting principle	0.34	0.33	0.14	0.08
Diluted earnings per share from continuing operations before cumulative effect of a change in accounting principle	0.33	0.32	0.14	0.08
Basic earnings per share before cumulative effect of a change in accounting principle	0.36	0.34	0.16	0.09
Diluted earnings per share before cumulative effect of a change in accounting principle	0.36	0.34	0.16	0.09

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2001	Quarter(b)	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$324,880	$346,242	$338,735	$354,902
Gross profit	58,936	67,072	70,948	75,996
Restructuring and other costs	1,865	3,175	2,523	9,330
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	5,745	10,391	14,249	12,709
Income before cumulative effect of a change in accounting principle	4,505	7,318	9,120	9,294
Net income	4,791	7,318	9,120	9,294
Basic earnings per share from continuing operations before cumulative effect of a change in accounting principle	0.08	0.17	0.24	0.25
Diluted earnings per share from continuing operations before cumulative effect of a change in accounting principle	0.08	0.17	0.23	0.25
Basic earnings per share before cumulative effect of a change in accounting principle	0.13	0.22	0.27	0.28
Diluted earnings per share before cumulative effect of a change in accounting principle	0.13	0.22	0.27	0.28

      (a) Net income includes expense of $5.8 million, net of tax, or $0.17 per diluted share, for the cumulative effect of a change in accounting principle from a goodwill write-off due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      (b) Net income includes income of $0.3 million, net of tax, or $0.01 per diluted share, for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

      The interim earnings per common and common equivalent share amounts were computed as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Rock-Tenn Company

      We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audit included the financial statement schedule listed in the index on Item 15(a) as of and for the three year period ended September 30, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002.

                                                      ERNST & YOUNG LLP

Atlanta, Georgia

October 27, 2003

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

      The Audit Committee is responsible for assisting the Board of Directors in fulfilling its responsibilities with respect to the oversight of the integrity of the Company’s financial statements, the Company’s system of internal controls over financial reporting, and the performance of the Company’s internal audit function. The Audit Committee, composed entirely of independent directors, as part of its oversight responsibilities, meets separately, periodically, with management, with members of the Company’s internal audit department, and with the independent auditors. The independent auditors and the Company’s internal audit department have full and free access to the Audit Committee and meet with it, with and without management present, to discuss auditing and financial reporting matters.

      The Company’s financial statements have been audited by Ernst & Young LLP, independent auditors. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

      As part of its audit of the Company’s financial statements, Ernst & Young LLP considered the Company’s internal control structure in determining the nature, timing and extent of audit tests to be applied. Management has considered Ernst & Young LLP’s recommendations concerning the Company’s system of internal control and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of September 30, 2003, the Company’s system of internal control is adequate to accomplish the objectives discussed herein.

STEVEN C. VOORHEES
Executive Vice President and
Chief Financial Officer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•	that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and

•	that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

      We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.

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

Changes in Internal Controls

      We also maintain a system of internal control over financial reporting that is designed by, or under the supervision of, our CEO and CFO, and effected by our management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the U.S. Securities and Exchange Commission (the “SEC”) adopted rules (Release No. 33-8238) requiring us to include in our Form 10-K for the fiscal year ending September 30, 2004, and each subsequent Form 10-K, a report of management on internal control over financial reporting and a related report of our independent auditors. Management’s report must include its assessment of the effectiveness of our internal control over financial reporting as of the end of the applicable fiscal year. The auditor’s report must attest to management’s assessment. So that they will be prepared to deliver these reports in 2004, management is engaged in an ongoing process of evaluating and improving our internal control over financial reporting. During the period covered by this annual report, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nevertheless, we offer no assurance that changes we make to our internal control over financial reporting as part of this ongoing process will not, individually or in the aggregate, materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections under the heading “Election of Directors” entitled “Nominees for Election — Term Expiring 2007,” “Nominee for Election — Term Expiring 2006,” “Incumbent Directors — Term Expiring 2005,” and “Incumbent Directors — Term Expiring 2006” and “Committees of the Board of Directors — Audit Committee” and under the heading “Executive Officers” entitled “Identification of Executive Officers” and “Code of Ethical Conduct for CEO and Senior Financial Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 23, 2004 are incorporated herein by reference for information on the directors of the Registrant. The section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2004 is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

      The section under the heading “Election of Directors” entitled “Compensation of Directors” and the sections under the heading “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Aggregated Options Table,” “Equity Compensation Plan Information” and “Pension Plan” and the information under the headings “Report on Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2004 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2004 are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the heading “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2004 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information under the heading “Independent Auditors” entitled “Fees” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2004 is incorporated herein by reference.

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

    3. Exhibits.

      See separate Exhibit Index attached hereto and incorporated herein.

(b) Reports on Form 8-K

      During the fourth quarter of fiscal 2003, the Company filed the following Current Reports on Form 8-K:

1.	Form 8-K filed July 22, 2003, furnishing and incorporating by reference the Company’s July 22, 2003 press release setting forth financial results for the third quarter of 2003.

2.	Form 8-K filed September 25, 2003, furnishing and incorporating by reference the Company’s September 23, 2003 press release announcing that Rock-Tenn had entered into a definitive agreement to sell its Plastic Packaging Division to Pactiv Corporation.

(c) See Item 15(A)(3) and separate Exhibit Index attached hereto and incorporated herein.

(d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK-TENN COMPANY

Dated: December 19, 2003

By:	/s/ JAMES A. RUBRIGHT

James A. Rubright
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 19, 2003

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2003

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	December 19, 2003

/s/ J. HYATT BROWN J. Hyatt Brown	Director	December 19, 2003

/s/ ROBERT B. CURREY Robert B. Currey	Director	December 19, 2003

/s/ RUSSELL M. CURREY Russell M. Currey	Director	December 19, 2003

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	December 19, 2003

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	December 19, 2003

/s/ JOHN D. HOPKINS John D. Hopkins	Director	December 19, 2003

/s/ JAMES W. JOHNSON James W. Johnson	Director	December 19, 2003

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	December 19, 2003

/s/ JAMES E. YOUNG James E. Young	Director	December 19, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibits

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3	—	Bylaws of the Registrant.
4.1	—	Credit Agreement, dated as of June 30, 2000 among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by the First Amendment to Credit Agreement dated as of April 6, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and as further amended by the Second Amendment to Credit Agreement dated as of July 26, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001), and as further amended by the Third Amendment to Credit Agreement dated as of March 31, 2003 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 99.2 of the Registrant’s Report on Form 8-K filed with the SEC on April 14, 2003).
4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).
*10.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).
*10.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

Exhibit
Number		Description of Exhibits

*10.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (attached hereto).
*10.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).
*10.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).
*10.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003.
12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Ernst & Young LLP.
31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.
31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.
99.1	—	Audited Financial Statements for the Rock-Tenn Company 1993 Employee Stock Purchase Plan for the years ended September 30, 2003, 2002, and 2001.

Additional Exhibits.

      In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ROCK-TENN COMPANY

September 30, 2003

(In thousands)

		Charged to
	Balance At	Costs				Balance At
	Beginning	and				End of
Description	of Period	Expenses		Other	Deductions	Period

Year ended September 30, 2003:
Allowance for Doubtful Accounts, Returns	$6,847	$12,674		$432	$(14,478)	$5,475
Reserve for Facility Closures and Consolidation	3,935	(853	)(1)		(2,912)	170
Year ended September 30, 2002:
Allowance for Doubtful Accounts, Returns	5,208	15,082		—	(13,443)	6,847
Reserve for Facility Closures and Consolidation	2,191	4,263	(1)	—	(2,519)	3,935
Year ended September 30, 2001:
Allowance for Doubtful Accounts, Returns	3,558	12,205		—	(10,555)	5,208
Reserve for Facility Closures and Consolidation	3,780	2,863	(1)	—	(4,452)	2,191

(1)	This reserve was recorded in connection with plant closings and employee terminations, net of reversals of $1,109, $0, and $197 in fiscal 2003, 2002 and 2001, respectively.