Form 10-Q
period 2003-12-31
ROCK TENN CO
filed 2004-02-12
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Registrant’s telephone number, including area code: (770) 448-2193

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 10, 2004

Class A Common Stock, $0.01 par value	35,114,273

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended

	December 31,	December 31,
	2003	2002

Net sales	$366,110	$329,849
Cost of goods sold	304,344	267,921

Gross profit	61,766	61,928
Selling, general and administrative expenses	47,989	47,021
Restructuring and other costs	132	(519)

Operating profit	13,645	15,426
Interest expense	(5,911)	(6,463)
Interest and other income	80	52
Loss from unconsolidated joint venture	(50)	—
Minority interest in income of consolidated subsidiary	(886)	(738)

Income from continuing operations before income taxes	6,878	8,277
Provision for income taxes	2,712	3,332

Income from continuing operations	4,166	4,945
Income from discontinued operations (net of $4,713, and $79 income taxes)	7,713	125

Net income	$11,879	$5,070

Weighted average number of common and common equivalent shares outstanding	35,281	34,502

Basic earnings per share:
Income from continuing operations	$0.12	$0.14

Net income	$0.34	$0.15

Diluted earnings per share:
Income from continuing operations	$0.12	$0.14

Net income	$0.34	$0.15

Cash dividends per common share	$0.085	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share And Per Share Data)

	December 31,	September 30,
	2003	2003

ASSETS

Current assets:
Cash and cash equivalents	$50,875	$14,173
Accounts receivable (net of allowances of $6,151 and $5,475)	153,991	163,096
Inventories	120,560	118,414
Other current assets	17,221	17,717
Current assets held for sale	—	52,703

Total current assets	342,647	366,103
Property, plant and equipment at cost:
Land and buildings	228,239	226,153
Machinery and equipment	960,432	946,050
Transportation equipment	8,342	8,408
Leasehold improvements	5,716	5,713

	1,202,729	1,186,324
Less accumulated depreciation and amortization	(622,154)	(606,810)

Net property, plant and equipment	580,575	579,514
Goodwill, net	296,219	291,799
Other assets	50,224	53,979

	$1,269,665	$1,291,395

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,354	$84,151
Accrued compensation and benefits	32,504	46,935
Current maturities of debt	429	12,927
Other current liabilities	51,038	35,983
Current liabilities held for sale	—	7,487

Total current liabilities	149,325	187,483
Long-term debt due after one year	489,022	489,037
Adjustment for fair value hedge	18,074	23,930

Total long-term debt, less current maturities	507,096	512,967
Deferred income taxes	90,447	93,801
Other long-term items	83,629	75,108

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 35,074,537 and 34,962,041 shares outstanding at December 31, 2003 and September 30, 2003, respectively	351	350
Capital in excess of par value	151,320	149,722
Deferred compensation	(2,824)	(3,105)
Retained earnings	324,806	315,905
Accumulated other comprehensive loss	(34,485)	(40,836)

Total shareholders’ equity	439,168	422,036

	$1,269,665	$1,291,395

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended

	December 31,	December 31,
	2003	2002

Operating activities:
Income from continuing operations	$4,166	$4,945
Items in income not affecting cash:
Depreciation and amortization	18,602	17,953
Deferred income taxes	(3,354)	2,482
Income tax benefit of employee stock options	188	—
Deferred compensation expense	281	171
Loss on disposal of plant and equipment and other, net	(441)	(674)
Minority interest in income of consolidated subsidiary	886	738
Equity in loss from joint venture	50	—
Pension funding less than expense	4,416	3,144
Impairment loss and other non-cash charges	34	366

Change in operating assets and liabilities:
Accounts receivable	9,970	19,256
Inventories	(1,981)	(1,368)
Other assets	(6,167)	(2.302)
Accounts payable	(20,437)	(11,157)
Accrued liabilities	(2,150)	(9,088)

Cash provided by operating activities from continuing operations	4,063	24,466
Cash provided by operating activities from discontinued operations	531	1,870

Net cash provided by operating activities	4,594	26,336

Investing activities:
Capital expenditures	(15,428)	(16,393)
Cash paid for purchase of businesses, net of cash received	(1,060)	—
Cash contributed to joint venture	(100)	(82)
Proceeds from sale of property, plant and equipment	693	6,126

Cash used for investing activities from continuing operations	(15,895)	(10,349)
Cash provided by (used for) investing activities from discontinued operations	61,943	(328)

Net cash provided by (used for) investing activities	46,048	(10,677)

Financing activities:
Net repayments to revolving credit facilities	(3,500)	(1,700)
Additions to debt	27	7
Repayments of debt	(9,107)	(10,134)
Issuances of common stock	1,411	1,015
Purchases of common stock	—	(1,313)
Cash dividends paid to shareholders	(2,978)	(2,755)
Distribution to minority interest	—	(1,100)

Cash used for financing activities	(14,147)	(15,980)

Effect of exchange rate changes on cash	207	565

Increase in cash and cash equivalents	36,702	244
Cash and cash equivalents at beginning of period	14,173	6,560

Cash and cash equivalents at end of period	$50,875	$6,804

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,341	$3,863
Interest, net of amounts capitalized	$320	$90

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	Three Months Ended

	December 31,	December 31,
	2003	2002

Supplemental schedule of non-cash investing and financing activities:

In the first three months of fiscal 2004, we paid $1,060, primarily for additional consideration due to the August 2003 acquisition of PCPC, Inc., d/b/a Pacific Coast Packaging Corp. (which we refer to as “Pacific Coast Packaging”). The payment represented an adjustment based on the achievement of certain sales levels for the six-month period following the closing of the transaction and was recorded as goodwill. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired including goodwill	$1,060	$—
Cash paid	1,060	—

Liabilities assumed	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2003
(Unaudited)

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

Note 1.   Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three month period ended December 31, 2003 and 2002, the Company’s financial position at December 31, 2003 and September 30, 2003, and the cash flows for the three month period ended December 31, 2003 and 2002.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The results for the three months ended December 31, 2003 are not necessarily indicative of results that may be expected for the full year.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, and restructuring. In addition, significant estimates form the basis for the Company’s reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and makes adjustments where facts and circumstances dictate.

Note 3.   New Accounting Standards

In December 2003 the Financial Accounting Standards Board (which we refer to as the “FASB”) released revised FASB Statement No. 132 (which we refer to as “SFAS 132R”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The requirements of the standard are effective for public entities for fiscal years ending after December 15, 2003 (for calendar year companies, this means in their 2003 year-end financial statements) and for quarters beginning after December 15, 2003, unless otherwise stated in the standard. The adoption of SFAS 132R is not expected to have a material effect on our consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (which we refer to as the “SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (which we refer to as “SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. Management has evaluated SAB 104 and concluded it does not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued a revised version of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (which we refer to as “FIN 46R”). We are required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any variable interest entities (which we refer to as “VIEs”) in which we hold a variable interest that we acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We are currently evaluating the impact of adopting FIN 46R.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (which we refer to as “FIN 45”). We have made the following guarantees to unconsolidated third parties:

•	We have a 49% ownership interest in Seven Hills, a joint venture. The partners of the joint venture guarantee funding of net losses in proportion to their share of ownership.

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

•	Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants as well as specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others: losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of the agreements that were issued or modified after December 31, 2002, our specified maximum aggregate potential liability on an undiscounted basis is approximately $6.0 million, other than with respect to certain specified liabilities, including liabilities relating to environmental matters, with respect to which there is no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.9 million. Accordingly, we have recorded a liability for that amount.

Note 4.   Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended
	December 31,	December 31,
	2003	2002

Net income	$11,879	$5,070

Foreign currency translation adjustment	6,056	582
Unrealized gain on derivative instruments	295	125

Total other comprehensive income	6,351	707

Comprehensive income	$18,230	$5,777

The increase in other comprehensive income for the quarter ended December 31, 2003 is primarily due to the change in the Canadian/U.S. exchange rate and an increase in our overall investment in Canada as a result of our acquisition of Groupe Cartem Wilco Inc. (which we refer to as “Cartem Wilco”), in January 2003. The exchange rate at September 30, 2003 was 1.3493 and moved to 1.2963 at December 31, 2003. Similarly, the exchange rate at September 30, 2002 was 1.5870 and moved to 1.5723 at December 31, 2002.

Note 5.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31,	December 31,
	2003	2002

Numerator:
Income from continuing operations	$4,166	$4,945
Income from discontinued operations, net of tax	7,713	125

Net income	$11,879	$5,070

Denominator:
Denominator for basic earnings per share — weighted average shares	34,711	34,166
Effect of dilutive stock options and restricted stock awards	570	336

Denominator for diluted earnings per share — weighted average shares and assumed conversions	35,281	34,502

Basic earnings per share:
Income from continuing operations	$0.12	$0.14
Income from discontinued operations, net of tax	0.22	0.01

Net income per share — basic	$0.34	$0.15

Diluted earnings per share:
Income from continuing operations	$0.12	$0.14
Income from discontinued operations, net of tax	0.22	0.01

Net income per share — diluted	$0.34	$0.15

Note 6.   Acquisition

In August 2003, we completed the acquisition of Pacific Coast Packaging, a folding carton manufacturer located in Kerman, California. In the first quarter of fiscal 2004 we paid additional consideration of $1.0 million, representing an adjustment based on the achievement of certain sales levels for the six-month period following the closing of the transaction. The payment was recorded as goodwill.

Note 7.   Restructuring and Other Costs

During the first quarter of fiscal 2004, we incurred approximately $0.1 million in restructuring and other costs from previously announced closures.

During the first quarter of fiscal 2003, we recognized income from restructuring and other costs of approximately $0.5 million. This income was primarily due to accrual reversals resulting from the earlier than planned sales of property associated with our Dothan, Alabama corrugated operations and our Vineland, New Jersey converting operations, both of which we closed in fiscal 2002, as well as a reduction in severance and equipment carrying costs. Partially offsetting these accrual adjustments was an impairment charge of $0.6 million that we incurred during the first quarter of fiscal 2003 as a result of our decision to remove from service certain equipment in our folding carton division.

Note 8.   Sale of Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division to Pactiv Corporation, and the sale of some of the assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging division transaction closed effective October 27, 2003 and we received proceeds of approximately $59.0 million. As a result of the transaction, we recorded an after-tax gain of approximately $7.2 million. The sale of some of the Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received proceeds of approximately $3.0 million.

We expect to incur additional expenses in future quarters related to the sale transactions discussed above. The expenses of approximately $0.4 million will be primarily related to severance and other related employee costs for employees required to render future service. We are expensing these costs ratably over the future service period. The plastic packaging sale transaction is subject to a final working capital adjustment, which we expect to complete in our second fiscal quarter of 2004. The adjustment is not expected to be material.

Note 9.   Stock Option Plans

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (which we refer to as “APB 25”) and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair values for the options granted subsequent to September 30, 1995 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	December 31,	December 31,
	2003	2002

Expected Term in Years	7	7
Expected Volatility	45.7%	45.6%
Risk-Free Interest Rate	1.0%	1.2%
Dividend Yield	2.1%	2.3%

	Three Months Ended
	December 31,	December 31,
	2003	2002

Net income, as reported	$11,879	$5,070
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(522)	(607)

Pro forma net income	$11,357	$4,463

Earnings per share:
Basic – as reported	$0.34	$0.15

Basic – pro forma	$0.33	$0.13

Diluted – as reported	$0.34	$0.15

Diluted – pro forma	$0.32	$0.13

Note 10.   Inventories

Substantially all of our U.S. inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. All other inventories are valued at the lower of cost or market, with cost determined using methods that approximate cost computed on a first-in, first-out (FIFO) basis. An actual valuation of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO estimates must necessarily be based on management’s projection of expected year-end inventory levels and costs.

Inventories at December 31, 2003 and September 30, 2003 were as follows (in thousands):

	December 31,	September 30,
	2003	2003

Finished goods and work in process	$95,315	$91,751
Raw materials	37,316	37,675
Supplies	13,518	13,246

Inventories at FIFO cost	146,149	142,672
LIFO reserve	(25,589)	(24,258)

Net inventories	$120,560	$118,414

Note 11.   Debt

Debt, excluding the fair value of hedging instruments of $18.1 million and $23.9 million at December 31, 2003 and September 30, 2003, respectively, consists of the following (in thousands):

	December 31,	September 30,
	2003	2003

5.625% notes, due March 2013, net of unamortized discount of $232 and $238(a)	$99,768	$99,762
8.20% notes, due August 2011, net of unamortized discount of $518 and $536(b)	249,482	249,464
7.25% notes, due August 2005, net of unamortized discount of $22 and $25(c)	99,978	99,975
Asset securitization facility(d)	—	9,000
Industrial revenue bonds, bearing interest at variable rates (2.59% at December 31, 2003 and 2.54% at September 30, 2003), due through October 2036(e)	37,400	37,400
Revolving credit facility(f)	—	3,500
Other notes	2,823	2,863

	489,451	501,964
Less current maturities of debt	429	12,927

Long-term debt due after one year	$489,022	$489,037

(a)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (which we refer to as the “2013 Notes”). The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.8 million are being amortized over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (which we refer to as the “2011 Notes”), the proceeds of which we used to repay borrowings outstanding under our revolving credit agreement. The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. The 2011 Notes were issued at a discount of $0.7 million, which is being amortized over the term of the 2011 Notes. Debt issuance costs of approximately $2.1 million are being amortized over the term of the 2011 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(c)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005 (which we refer to as the “2005 Notes”). The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.9 million are being amortized over the term of the 2005 Notes. In May 1995, we entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued in August 1995. The costs associated with the interest rate adjustment transaction of $1.5 million are being amortized over the term of the 2005 Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%.

(d)	In November 2000, we entered into a $125.0 million receivables-backed financing transaction (the “Receivables Financing Facility”), the proceeds of which we used to repay borrowings outstanding under our revolving credit agreement. A bank provides a back-up liquidity facility. We had no outstanding borrowing under this facility as of December 31, 2003. The effective interest rate was 2.10% as of September 30, 2003. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles.

(e)	Payments of principal and interest on these industrial revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictive covenants similar to those described in note (f) below exist under the terms of the letter of credit agreements. The bonds are remarketed periodically based on the interest rate period selected by us. In the event the bonds cannot be remarketed, the bank has agreed to extend long-term financing to us in an amount sufficient to retire the bonds. The bonds are secured by the underlying assets.

(f)	In March 2003, we amended our revolving credit facility, provided by a syndicate of banks, to reduce the size of the facility from $300.0 million to $125.0 million through June 2005. Combined credit availability under the Receivables Financing Facility and the revolving credit facility exceeds $100.0 million as of December 31, 2003. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the ratio of our consolidated funded debt to a financial measure referred to as EBITDA in the documentation for our revolving credit facility (which we refer to as “Credit Facility Earnings Before Interest, Taxes, Depreciation, Amortization, and Other Cash and Non-Cash Items”). Credit Facility Earnings Before Interest, Taxes, Depreciation, Amortization, and Other Cash and Non-Cash Items is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative financial measure to cash flows from operations as a measure of liquidity or to net income as a measure of operating results. This liquidity measure, which is referred to as EBITDA in our revolving credit facility, differs from the term EBITDA as the SEC defines the term for disclosure purposes, which is earnings (net income) before interest expense, taxes (income tax expense), depreciation, and amortization). The borrowing rate, and facility fee, at December 31, 2003 was 2.1875% and 0.25% respectively. The borrowing rate and facility fees at September 30, 2003 were 2.25% and 0.25%, respectively. The agreements covering this facility include restrictive covenants regarding the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. We are in compliance with such restrictions.

Note 12.   Segment Information

The following table shows certain operating data for our three industry segments (in thousands). Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance. These items are reported as non-allocated expenses. These items include elimination of intercompany profit, plant closing and related expenses and certain corporate expenses.

	Three Months Ended
	December 31,	December 31,
	2003	2002

Net sales (aggregate):
Packaging Products	$208,875	$173,677
Merchandising Displays and Corrugated Packaging	72,270	73,710
Paperboard	129,529	123,136

Total	410,674	370,523

Less net sales (intersegment):
Packaging Products	966	699
Merchandising Displays and Corrugated Packaging	1,098	1,235
Paperboard	42,500	38,740

Total	44,564	40,674

Net sales (unaffiliated customers):
Packaging Products	207,909	172,978
Merchandising Displays and Corrugated Packaging	71,172	72,475
Paperboard	87,029	84,396

Total	$366,110	$329,849

Segment income:
Packaging Products	$6,731	$4,654
Merchandising Displays and Corrugated Packaging	5,698	6,907
Paperboard	2,816	5,061

Total segment income	15,245	16,622

Restructuring and other costs	(132)	519
Other non-allocated expenses	(1,518)	(1,715)
Interest expense	(5,911)	(6,463)
Interest and other income — net	80	52
Minority interest in income of consolidated subsidiary	(886)	(738)

Income before income taxes	$6,878	$8,277

PART I.   FINANCIAL INFORMATION

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Annual Report on Form 10-K which we filed with the SEC on December 19, 2003. The table in Note 12 to the condensed consolidated financial statements shows certain operating data for our three industry segments.

Overview

Demand for our businesses was stable over the course of the first quarter of fiscal 2004. The trends in sales volume for most of our major businesses were positive. At the end of the quarter, however, we experienced some weakness, particularly in our northeast folding carton operations and our coated paperboard operations. This weakness late in the quarter adversely affected our earnings. Net sales for our merchandising display business were down very slightly compared to the first quarter of fiscal 2003. Compared to the prior year quarter, net sales were up 11% in part due to net sales in the folding carton division that increased 24.8%, due to growth arising from our acquisitions during fiscal 2003 and growth in our business that was not attributable to acquisitions during the period (which we refer to as “base business”), as well as net sales in the paperboard segment that were up 5.2%. These increases were generally in line with our expectations, with the exception of the weakness noted above at the end of the quarter. Net sales in our interior packaging division were relatively unchanged on slightly lower volume. Our corrugated packaging division net sales were relatively flat on slightly higher volume and lower prices compared to the first quarter of fiscal 2003. Over the same period, net sales of recycled fiber decreased on higher volume and lower prices, while net sales of laminated paperboard products decreased on lower volume and prices.

Energy costs were much higher in the first quarter of fiscal 2004 than in the year ago quarter. While we experienced higher volume and slightly increased prices for our recycled paperboard, these gains were more than offset by increases in fiber and energy costs compared to the first quarter of fiscal 2003. The pricing environment for our products remained highly competitive in all our businesses. We believe there was some growth in the manufacturing sector during the first quarter of fiscal 2004, but it was insufficient to change the current market environment to permit the recovery of cost increases. Pricing pressure has also been aggravated by continued consolidation by consumer products companies that are our customers.

We anticipate that pricing pressures will continue until such time as demand in the industry increases either due to continued reduction of capacity in the industry or increased demand resulting from economic growth. Our mills operated at 92% of capacity during the first quarter of fiscal 2004, which provides us with some room for improvement if demand improves or if we continue to gain market share as we did in the last quarter of fiscal 2003. A number of major containerboard producers have announced price increases that will be effective generally in February and March of 2004. We do not expect these price increases to have a material effect on our results of operations in our second fiscal quarter because of the timing of the increases. The market for merchandising displays is becoming more price competitive, which is reflected in trends toward more frequent bidding for business and customer turnover, as well as increased demand for lower cost displays with more economical designs. We expect that these factors will continue to affect our sales of merchandising displays. The corrugated packaging division also experienced continued pricing pressure for its products, while raw material costs increased compared to the prior year quarter.

Margins in our folding carton and interior packaging operations improved compared to the first quarter of fiscal 2003. The improvement came primarily from growth due to acquisitions, growth in our base business and cost reductions, which more than offset cost increases and price erosion. In the folding carton division, we incurred a $1.1 million receivables and inventory write-off that resulted from a customer’s bankruptcy that occurred after the first quarter of fiscal 2004 ended. Before accounting for this write-off, the margin results in our folding carton operations improved but were somewhat below our seasonally adjusted expectations, primarily due to pricing pressures as well as certain higher than budgeted costs. In our merchandising display business, margins were down somewhat compared to the prior year quarter, primarily due to the pricing pressures and competitive bidding discussed above as well as changes in customer and product mix. Margins in the paperboard segment were down compared to the prior year quarter primarily due to higher fiber and energy costs.

During the first quarter of fiscal 2004, we sold our plastic packaging operations in a transaction valued at approximately $60.0 million. We invested in this business and repositioned it during fiscal 2000 and 2001, creating what we believed to be a competitive cost platform. We considered opportunities to expand the plastic packaging business; however, in the end, we concluded that the business would be more valuable to a strategic acquirer with a greater presence in the market. This sale will allow us to redeploy the sales proceeds into our core businesses. During the quarter, we also sold a small folding carton and label plant in Quebec that we acquired in the Cartem Wilco acquisition. The very short run business operations of this plant did not fit with our business profile, so we sold the operations to a former owner for no gain or loss. Primarily as a result of these transactions, our net income for the quarter included income of $7.7 million from discontinued operations.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003	$329.8	$350.3	$368.2	$385.0	$1,433.3
2004	366.1	—	—	—	—
% Change	11.0%	—	—	—	—

The increase in net sales for the quarter ended December 31, 2003 compared to the prior year quarter was primarily due to growth arising from the acquisition of Cartem Wilco and Pacific Coast Packaging by our folding carton division, which were completed in January and August 2003, respectively, growth in the base business of our folding carton operations, and market share gained in our paperboard mills where tons shipped were up 6.4%. We have provided further information regarding factors that impacted net sales in the segment discussions included below under the heading “Results of Operations (Segment Data).”

Cost of Goods Sold

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003	$267.9	$287.1	$299.8	$313.5	$1,168.3
(% of Net Sales)	81.2%	82.0%	81.4%	81.4%	81.5%
2004	$304.3	—	—	—	—
(% of Net Sales)	83.1%	—	—	—	—

The increase in cost of goods sold as a percentage of sales for the quarter ended December 31, 2003 compared to the prior year quarter resulted primarily from increases in raw material and energy costs as well as a $0.6 million inventory write-off due to a customer’s bankruptcy that occurred after the quarter ended. Natural gas costs averaged $10 per ton more in the first quarter of fiscal 2004 compared to the same quarter last year. Last year, we hedged most of our natural gas purchases for the quarter ended December 31, 2002 at a NYMEX equivalent price of less than $3.50 per MMBtu (million British thermal units). In fiscal 2004, we hedged approximately two-thirds of our energy purchases for the quarter ended December 31, 2003 at a NYMEX equivalent price of approximately $5.20 per MMBtu. We have provided further information regarding factors that impacted cost of goods sold in the segment discussions included below under the heading “Results of Operations (Segment Data).”

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

	Three months ended December 31,
	2003		2002

(In Millions)	LIFO	FIFO	LIFO	FIFO

Cost of goods sold	$304.3	$303.8	$267.9	$267.6
Net income	11.9	12.2	5.1	5.3

Gross Profit

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003	$61.9	$63.2	$68.4	$71.6	$265.1
(% of Net Sales)	18.8%	18.0%	18.6%	18.6%	18.5%
2004	$61.8	—	—	—	—
(% of Net Sales)	16.9%	—	—	—	—

For a discussion of factors that impacted our gross profit, see the disclosure included under the headings “Results of Operations (Consolidated) — Net Sales (Unaffiliated Customers),” “Results of Operations (Consolidated) — Cost of Goods Sold” and “Results of Operations (Segment Data).”

Selling, General and Administrative Expenses

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003	$47.0	$43.0	$46.5	$48.1	$184.6
(% of Net Sales)	14.3%	12.3%	12.6%	12.5%	12.9%
2004	$48.0	—	—	—	—
(% of Net Sales)	13.1%	—	—	—	—

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the quarter ended December 31, 2003 compared to the same quarter last year, primarily due to the increase in sales and cost reduction efforts. SG&A was negatively impacted by a $0.6 million receivables write-off due to a customer’s bankruptcy that occurred after the quarter ended.

Restructuring and Other Costs

During the first quarter of fiscal 2004, we incurred approximately $0.1 million in restructuring and other costs from previously announced closures.

During the first quarter of fiscal 2003, we recognized income from restructuring and other costs of approximately $0.5 million. This income was primarily due to accrual reversals resulting from the earlier than planned sales of property associated with our Dothan, Alabama corrugated operations and our Vineland, New Jersey converting operations, both of which we closed in fiscal 2002, as well as a reduction in severance and equipment carrying costs. Partially offsetting these accrual adjustments was an impairment charge of $0.6 million that we incurred during the first quarter of fiscal 2003 as a result of our decision to remove from service certain equipment in our folding carton division.

Unconsolidated Joint Venture

During the quarter ended December 31, 2003, our Seven Hills joint venture reported a loss of less than $0.1 million compared to no gain or loss for the same quarter last year. The joint venture is structured so that our primary income is earned in fees paid by the joint venture to our mill division. The gains and losses that we recognize from the joint venture are calculated based upon how it performs versus benchmark performance standards that are set forth in the joint venture agreement.

Interest Expense

Interest expense for the quarter ended December 31, 2003 decreased 8.5% to $5.9 million from $6.5 million for the quarter ended December 31, 2002. The decrease was primarily attributable to lower interest rates, resulting in decreased interest expense of $1.1 million, and increased expense of $0.5 million due to an increase in our average outstanding borrowings in the first quarter of fiscal 2004 compared to the same quarter last year. The decrease in rates was primarily due to our utilization of favorable interest rate swaps.

Provision for Income Taxes

Income tax expense for the quarter ended December 31, 2003 was $2.7 million compared to income tax expense of $3.3 million for the quarter ended December 31, 2002. The Company’s effective tax expense rate decreased to 39.4% for the three months ended December 31, 2003 compared to 40.3% at December 31, 2002. The small change in rate was primarily the result of the generally stable relationship that existed between income and non-deductible items in these periods. We estimate that the marginal effective income tax rate for our domestic operations is approximately 38.25%.

Discontinued Operations

Income from discontinued operations for the quarter ended December 31, 2003 was $7.7 million compared to $0.1 million for the quarter ended December 31, 2002. Income from discontinued operations for the quarter just ended include the gain on the sale of our plastic packaging division in October 2003, which was valued at approximately $60.0 million, and the sale for approximately $3.0 million in December 2003 of some of the assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. We recognized an after-tax gain of approximately $7.2 million on the sale of our plastic packaging division and we recognized no gain or loss on the sale of the Cartem Wilco assets. We have reclassified the results of operations for these components as income from discontinued operations on the consolidated statements of operations for all periods presented. Excluding the two sale transactions, income from discontinued operations for the first quarter of fiscal 2004 and 2003 were $0.5 million and $0.1 million, respectively.

We expect to incur additional expenses in the next couple of quarters related to the sale transactions discussed above. The expenses will be primarily related to severance and other related employee costs for employees required to render future service. We are expensing these costs ratably over the future service period.

Net Income

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003	$5.1	$7.3	$7.2	$10.0	$29.6
(% of Net Sales)	1.5%	2.1%	2.0%	2.6%	2.1%
2004	$11.9	—	—	—	—
(% of Net Sales)	3.2%	—	—	—	—

Net income included income of $7.7 million and $0.1 million from discontinued operations in the first quarter of fiscal 2004 and 2003, respectively. The income from discontinued operations in the first quarter of fiscal 2004 was primarily due to the gain on the sale of the Plastic Packaging division in October 2003.

Earnings Per Common and Common Equivalent Share

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003	$0.15	$0.21	$0.21	$0.28	$0.85
2004	$0.34	—	—	—	—

Net income included earnings per common and common equivalent share of $0.22 and $0.01 from discontinued operations in the first quarter of fiscal 2004 and 2003, respectively.

Results of Operations (Segment Data)

Packaging Products Segment (Aggregate before Intersegment Eliminations)

	Net Sales
($ In Millions)	(Aggregate)	Operating Income	Return on Sales

First Quarter	$173.7	$4.7	2.7%
Second Quarter	196.3	9.7	5.0
Third Quarter	210.1	10.5	5.0
Fourth Quarter	221.3	12.7	5.7

Fiscal 2003	$801.4	$37.6	4.7%

First Quarter	$208.9	$6.7	3.2%
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2004	—	—	—

Net Sales (Packaging Products Segment)

The 20.3% increase in net sales for the packaging products segment for the quarter ended December 31, 2003 compared to the prior year quarter was primarily due to growth in our folding carton business arising both from our acquisition of Cartem Wilco and Pacific Coast Packaging as well as from growth in our base business. The net sales attributable to the acquisitions were $20.3 million of the $35.3 million increase. Net sales in folding carton division increased 24.8%. Net sales in our interior packaging joint venture were relatively flat on slightly lower volume.

Operating Income (Packaging Products Segment)

Operating income attributable to the packaging products segment for the quarter ended December 31, 2003 increased 44.6% compared to the prior year quarter. The increase in operating income for the segment was primarily due to the increase in folding carton net sales. Operating income in our folding carton operations improved, but increased net sales were partially offset by the adverse impact on margins from continued pricing pressure as well as certain higher costs, such as freight costs, which increased due to changes in customer mix, and workers’ compensation charges. The increased sales were also partially offset by a $1.1 million receivables and inventory write-off due to a customer’s bankruptcy that occurred after the quarter ended. Reduced SG&A expenses for the interior packaging division helped increase operating income for the division in the current quarter compared to the first quarter of fiscal 2003.

Merchandising Displays and Corrugated Packaging Segment (Aggregate before Intersegment Eliminations)

	Net Sales
($ In Millions)	(Aggregate)	Operating Income	Return on Sales

First Quarter	$73.7	$6.9	9.4%
Second Quarter	64.2	5.1	7.9
Third Quarter	70.4	6.7	9.5
Fourth Quarter	76.8	9.0	11.8

Fiscal 2003	$285.1	$27.7	9.7%

First Quarter	$72.3	$5.7	7.9%
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2004	—	—	—

Net Sales (Merchandising Displays and Corrugated Packaging Segment)

The 2.0% decrease for the quarter ended December 31, 2003 compared to the prior year quarter resulted from a decrease in net sales of merchandising displays. This decrease occurred primarily due to pricing pressures and competitive bidding as well as the absence of major new product launches comparable to new product launches in the first quarter of fiscal 2003. Our corrugated packaging net sales were flat despite increased volumes that were more than offset by lower prices for corrugated packaging.

We believe that the market for merchandising displays is becoming more price competitive, which is reflected in trends toward more frequent bidding for business and resultant customer turnover as well as increased demand for lower cost displays with more economical designs. During fiscal 2003, certain large merchandising display customers advised us that we would lose a substantial portion of their business as a result of competitive bidding. We currently believe this loss of business will be largely offset by new business we were awarded during fiscal 2003 as a result of competitive bidding by other major customers. We did not experience as much of the transitioning out of lost business during the first quarter of fiscal 2004 as we had anticipated. We now expect results for the second and third quarters of fiscal 2004 to be impacted by uneven sales increases and decreases associated with transitioning in and out of the business from these customers as well as increased costs associated with transition.

Operating Income (Merchandising Displays and Corrugated Packaging Segment)

Operating income attributable to this segment for the quarter ended December 31, 2003 decreased 17.5% compared to the prior year quarter. The decrease in operating income for the quarter primarily resulted from the decreased merchandising display net sales described above. Operating income from sales of corrugated packaging was also down compared to the prior year quarter due to increased volumes being more than offset by lower prices, higher raw materials costs and increased workers’ compensation charges.

Paperboard Segment (Aggregate before Intersegment Eliminations)

				Coated and
				Specialty				Weighted
				Recycled	Average	Corrugated	Average	Average
				Paperboard	Recycled	Medium	Corrugated	Recovered
	Net Sales	Operating		Tons	Paperboard	Tons	Medium	Paper
	(Aggregate)	Income	Return	Shipped(a)	Price(a) (b)	Shipped	Price(b)	Cost(b)
	(In Millions)	(In Millions)	on Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$123.1	$5.1	4.1%	217.3	$434	40.8	$343	$82
Second Quarter	130.8	6.3	4.9	241.9	418	41.5	335	78
Third Quarter	130.3	5.6	4.3	239.3	437	40.4	340	88
Fourth Quarter	131.9	3.7	2.8	234.6	438	45.0	333	86

Fiscal 2003	$516.1	$20.7	4.0%	933.1	$432	167.7	$338	$83

First Quarter	$129.5	$2.8	2.2%	230.7	$440	43.9	$331	$86
Second Quarter	—	—	—	—	—	—	—	—
Third Quarter	—	—	—	—	—	—	—	—
Fourth Quarter	—	—	—	—	—	—	—	—

Fiscal 2004	—	—	—	—	—	—	—	—

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge Corporation.

(b)	The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Net Sales (Paperboard Segment)

The net sales increase of 5.2% in the first quarter of fiscal 2004 compared to the prior year quarter was primarily due to a 6.4% increase in total tons shipped and a $3 per ton increase in our average selling price for all tons shipped, which was offset in part by lower net sales of recycled fiber and laminated paperboard products. Total tons shipped in the first quarter of fiscal 2004 for the paperboard segment increased to 274,590 tons from 258,133 tons shipped in the same quarter last year. Net sales of recycled fiber decreased compared to the prior year quarter as our 1.5% increase in tons sold were more than offset by decreased selling prices in the recycled fiber division. Net sales of laminated paperboard products decreased compared to the first quarter of fiscal 2003 as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book industries as well as continued competitive pricing. A number of major containerboard producers have announced price increases that will be effective generally in February and March 2004. We do not expect this price increase to have a material affect on our results of operations in our second fiscal quarter because of the timing of the increases. We sell much of our corrugating medium production on the basis of published index prices that do not immediately reflect such price increases.

Operating Income (Paperboard Segment)

Operating income attributable to the paperboard segment for the quarter ended December 31, 2003 decreased 44.4% compared to the prior year quarter. Higher fiber and energy costs, adjusted for the increased average selling price, negatively impacted the paperboard segment by $3.0 million compared to the prior year quarter. Operating income in our recycled fiber division decreased compared to the prior year quarter despite a 1.5% increase in tons sold due to decreased selling prices. Operating income in our laminated paperboard division decreased, and net sales of laminated paperboard products decreased, compared to the prior year quarter as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book industries, and continued competitive pricing. The segment also experienced increased SG&A costs most of which resulted from an increase in bad debt expense when compared to the prior year quarter primarily due to the change in credit quality of several customers. The factors mentioned above more than offset the additional margin on the 6.4% increase in paperboard tons shipped for the quarter ended December 31, 2003 compared to the prior year quarter.

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

During the first quarter of fiscal 2004, we completed the sale of our plastic packaging division to Pactiv Corporation and the sale of some of the assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the January 2003 Cartem Wilco acquisition. We received $61.9 million in cash for the two transactions. The Pactiv transaction is subject to a final working capital adjustment, which we expect to complete in our second fiscal quarter.

Cash and cash equivalents were $50.9 million at December 31, 2003, which increased from $14.2 million at September 30, 2003. Net cash provided by operating activities decreased for the three months ended December 31, 2003 to $4.6 million from $26.3 million for the three months ended December 31, 2002. The decrease is primarily due to an increase in trade-related working capital related to decreases in accounts receivable, increases in inventory and decreases in accounts payable, as well as a decrease in accrued liabilities related to payroll and other employee costs. The fluctuations in accounts payable and accrued liabilities resulted from the timing of certain payroll checks and other payments. Net cash provided by investing activities was $46.0 million for the three months ended December 31, 2003, which consisted primarily of cash received for the sale of the plastic packaging division, and the sale of some of the Cartem Wilco assets and liabilities associated with a small folding carton and label plant in Quebec. Partially offsetting the above were capital expenditures and additional consideration paid for the Pacific Coast Packaging acquisition (see Note 6 to the condensed consolidated financial statements included herein). Net cash used for investing activities was $10.7 million for the three months ended December 31, 2002 and consisted primarily of capital expenditures partially offset by proceeds from the sale of real property in Vineland, New Jersey, Dothan, Alabama, and Augusta, Georgia, and the sale of our Montreal, Quebec recycled fiber collection facility. Net cash used for financing activities aggregated $14.1 million for the three months ended December 31, 2003 and consisted primarily of additions to and payments of other debt, the issuance of common stock and cash dividends paid to shareholders. For the three months ended December 31, 2002 cash used for financing activities was $16.0 million for similar items.

At December 31, 2003, we had no outstanding balance under our $125.0 million revolving credit facility compared to a $3.5 million balance at September 30, 2003. The revolving credit facility terminates June 30, 2005. Our debt balance at December 31, 2003 was $489.5 million compared to $502.0 million on September 30, 2003, excluding the fair value hedge adjustment of $18.1 million and $23.9 million, respectively.

Our depreciation and amortization expenses as well as our capital expenditures during each quarter of fiscal 2003 and during the three months ended December 31, 2003 are set forth below:

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

Depreciation & Amortization
2003	$17,953	$17,502	$17,791	$19,437	$72,683
2004	18,602	—	—	—	—

Capital Expenditures
2003	$16,393	$15,002	$12,114	$13,893	$57,402
2004	15,428	—	—	—	—

We estimate that our capital expenditures will aggregate approximately $60.0 million in fiscal 2004. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, and for building expansions and improvements, including growth capital focused on our folding carton and merchandising display businesses. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2004 could be higher than currently anticipated.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and Receivables Financing Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

New Accounting Standards

See Note 3 of the condensed consolidated financial statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Forward-Looking Statements

Statements made in this report including statements regarding, among other things, our expectations regarding economic conditions, including the nature of the current market environment, the impact of customer consolidation, the continuation of pricing pressures or the factors that affect such pressures, the impact of raw material and energy costs, the impact of announced price increases, the continuations of market trends, such as more frequent bidding for business, customer turnover and demand for lower cost products, as well as the impact and continuation of such factors; estimations regarding our results of operations, including expected costs and the continuation of cost trends, and anticipated sales growth; the estimated impact of restructuring activities; estimated severance and other related employee costs; estimated capital expenditures for fiscal 2004; estimated marginal tax rate; interim LIFO estimates; the estimated impact of the gain and loss of customers; the expected term and volatility of stock options; the estimated impact of pension funding investment earnings; and the expected impact of implementing new accounting standards constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected in any forward looking statement. With respect to these forward-looking statements, we have made assumptions regarding, among other things, expected economic conditions; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; expected credit availability; expected volumes and price levels of purchases by customers; raw material and energy costs; expected year-end inventory levels and costs; and competitive conditions in our businesses. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. There are many factors that impact these forward-looking statements that cannot be predicted accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while earnings are currently dependent on volume due to price levels and fixed operating costs. Further, these forward-looking statements are subject to a number of general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, reduced supplies of raw materials, increases in capital equipment costs, fluctuations in selling prices, adverse changes in general market and industry conditions, and possible adverse actions of our customers, our competitors and suppliers. Such risks are more particularly described in our filings with the SEC, including under the caption “Business - Forward-looking Information and Risk Factors” in our Annual Report on Form 10-K for the most recently ended fiscal year. Management believes its estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any such information, including, without limitation, our expected earnings, as future events unfold.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•	that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•	that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

We also maintain a system of internal control over financial reporting that is designed by, or under the supervision of, our CEO and CFO, and effected by management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules (Release No. 33-8238) requiring us to include in our Form 10-K for the fiscal year ending September 30, 2004, and each subsequent Form 10-K, a report of management on internal control over financial reporting and a related report of our independent auditors. Management’s report must include its assessment of the effectiveness of our internal control over financial reporting as of the end of the applicable fiscal year. The auditor’s report must attest to management’s assessment. So that they will be prepared to include these reports in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, management is engaged in an ongoing process of evaluating and improving our internal control over financial reporting. During the period covered by this quarterly report, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nevertheless, there can be no assurance that changes we might make to our internal control over financial reporting as part of this ongoing process will not, individually or in the aggregate, materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

See Separate Exhibit Index attached hereto and hereby incorporated herein.

(b)   Reports on Form 8-K

During the first quarter of fiscal 2004, we filed the following Current Reports on Form 8-K: none.

During the first quarter of fiscal 2004, we furnished to the SEC the following Current Reports on Form 8-K:

1.   Form 8-K furnished October 28, 2003.

2.   Form 8-K furnished November 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY (Registrant)

Date: February 11, 2004	By:	/s/ Steven C. Voorhees

Steven C. Voorhees Executive Vice President & Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003)

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2

*Exhibit 10.1	Amendment No. Two to 1993 Employee Stock Purchase Plan.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

* Management contract or compensatory plan or arrangement.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.