Form 10-Q
period 2004-03-31
ROCK TENN CO
filed 2004-05-14
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-23340

Rock-Tenn Company

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	62-0342590 (I.R.S. Employer Identification No.)

504 Thrasher Street, Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2004

Class A Common Stock, $0.01 par value	35,408,724

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net sales	$400,000	$350,234	$766,110	$680,083
Cost of goods sold	331,594	287,071	635,938	554,992

Gross profit	68,406	63,163	130,172	125,091
Selling, general and administrative expenses	51,094	42,991	99,083	90,012
Restructuring and other costs	6,043	935	6,175	416

Operating profit	11,269	19,237	24,914	34,663
Interest expense	(5,871)	(6,566)	(11,782)	(13,029)
Interest and other income	132	56	212	108
Loss from unconsolidated joint venture	(83)	(284)	(133)	(284)
Minority interest in income of consolidated subsidiary	(590)	(784)	(1,476)	(1,522)

Income from continuing operations before income taxes	4,857	11,659	11,735	19,936
Provision for income taxes	1,848	4,528	4,560	7,860

Income from continuing operations	3,009	7,131	7,175	12,076
Income (loss) from discontinued operations (net of $(48), $125, $4,665, and $204 income taxes)	(99)	199	7,614	324

Net income	$2,910	$7,330	$14,789	$12,400

Weighted average number of common and common equivalent shares outstanding	35,312	34,515	35,305	34,513

Basic earnings per share:
Income from continuing operations	$0.09	$0.21	$0.21	$0.35

Net income	$0.08	$0.21	$0.43	$0.36

Diluted earnings per share:
Income from continuing operations	$0.09	$0.21	$0.20	$0.35

Net income	$0.08	$0.21	$0.42	$0.36

Cash dividends per common share	$0.085	$0.08	$0.17	$0.16

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Thousands, Except Share And Per Share Data)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$73,216	$14,173
Accounts receivable (net of allowances of $5,821 and $5,475)	168,539	163,096
Inventories	120,568	118,414
Other current assets	13,163	17,717
Current assets held for sale	—	52,703

Total current assets	375,486	366,103
Property, plant and equipment at cost:
Land and buildings	220,386	226,153
Machinery and equipment	967,955	946,050
Transportation equipment	8,375	8,408
Leasehold improvements	5,769	5,713

	1,202,485	1,186,324
Less accumulated depreciation and amortization	(634,685)	(606,810)

Net property, plant and equipment	567,800	579,514
Goodwill	295,805	291,799
Intangibles, net	18,357	21,843
Other assets	32,211	32,136

	$1,289,659	$1,291,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,478	$84,151
Accrued compensation and benefits	42,522	46,935
Current maturities of debt	414	12,927
Other current liabilities	38,191	35,983
Current liabilities held for sale	—	7,487

Total current liabilities	161,605	187,483

Long-term debt due after one year	488,907	489,037
Realized interest rate swap gains	23,979	24,024
Mark-to-market value of interest rate swaps	1,094	(94)

Total long-term debt, less current maturities	513,980	512,967
Deferred income taxes	89,413	93,801
Other long-term items	86,050	75,108

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 35,183,239 and 34,962,041 shares outstanding at March 31, 2004 and September 30, 2003, respectively	352	350
Capital in excess of par value	152,694	149,722
Deferred compensation	(2,543)	(3,105)
Retained earnings	324,725	315,905
Accumulated other comprehensive loss	(36,617)	(40,836)

Total shareholders’ equity	438,611	422,036

	$1,289,659	$1,291,395

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

	Six Months Ended
	March 31,	March 31,
	2004	2003
Operating activities:
Income from continuing operations	$7,175	$12,076
Items in income not affecting cash:
Depreciation and amortization	37,159	35,455
Deferred income taxes	(4,388)	652
Income tax benefit of employee stock options	188	—
Deferred compensation expense	562	342
Gain on disposal of plant and equipment and other, net	(2,170)	(741)
(Gain) loss on currency translation	(241)	15
Minority interest in income of consolidated subsidiary	1,476	1,522
Equity in loss from joint venture	133	284
Pension funding less than expense	8,697	5,867
Impairment loss and other non-cash charges	6,945	881
Change in operating assets and liabilities:
Accounts receivable	(5,528)	10,643
Inventories	(2,710)	843
Other assets	(2,337)	(279)
Accounts payable	(5,404)	(614)
Accrued liabilities	(4,883)	(18,252)

Cash provided by operating activities from continuing operations	34,674	48,694
Cash provided by operating activities from discontinued operations	451	2,914

Net cash provided by operating activities	35,125	51,608

Investing activities:
Capital expenditures	(30,344)	(31,395)
Cash paid for purchase of businesses, net of cash received	(1,094)	(65,220)
Cash contributed to joint venture	(103)	(237)
Proceeds from sale of property, plant and equipment	5,178	6,693

Cash used for investing activities from continuing operations	(26,363)	(90,159)
Cash provided by (used for) investing activities from discontinued operations	61,921	(591)

Net cash provided by (used for) investing activities	35,558	(90,750)

Financing activities:
Proceeds from issuance of public notes	—	99,748
Net additions (repayments) to revolving credit facilities	(3,500)	1,600
Additions to long-term debt	54	23,878
Repayments of long-term debt	(9,246)	(82,976)
Proceeds from monetizing swap contracts	4,169	2,482
Decrease in unexpended industrial revenue bond proceeds	—	827
Issuances of common stock	2,785	1,981
Debt issuance costs	—	(990)
Purchases of common stock	—	(1,313)
Cash dividends paid to shareholders	(5,969)	(5,508)
Distribution to minority interest	(350)	(1,260)

Cash provided by (used for) financing activities	(12,057)	38,469

Effect of exchange rate changes on cash	417	(368)

Increase (decrease) in cash and cash equivalents	59,043	(1,041)
Cash and cash equivalents at beginning of period	14,173	6,560

Cash and cash equivalents at end of period	$73,216	$5,519

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$10,554	$7,190
Interest, net of amounts capitalized	17,275	12,293

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

Supplemental schedule of non-cash investing and financing activities:

In the first six months of fiscal 2004, we paid $1,094, primarily for additional consideration due to the August 2003 acquisition of PCPC, Inc., d/b/a Pacific Coast Packaging Corp. (which we refer to as “Pacific Coast Packaging”). The payment represented an adjustment based on the achievement of certain sales levels for the six-month period following the closing of the transaction and was recorded as goodwill. In the first six months of fiscal 2003, the Company paid $65,220 for the purchase of Groupe Cartem Wilco Inc. (which we refer to as “Cartem Wilco”). In conjunction with the acquisitions, liabilities were assumed as follows:

	Six Months Ended
	March 31,	March 31,
	2004	2003
Fair value of assets acquired including goodwill	$1,094	$77,654
Cash paid	1,094	65,220

Liabilities assumed	$—	$12,434

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended March 31, 2004 (Unaudited)

Unless the context otherwise requires, “we,” “us,” “our” or “the Company” refers to the business of Rock-Tenn Company and its subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS,” and Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 65% of RTS and conduct our interior packaging products business through RTS. We own 49% of Seven Hills, a manufacturer of gypsum plasterboard liner, which we do not consolidate for purposes of our financial statements.

Note 1.    Interim Financial Statements

The accompanying condensed consolidated financial statements of the Company have not been audited by independent auditors. The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations for the three and six month periods ended March 31, 2004 and 2003, the Company’s financial position at March 31, 2004 and September 30, 2003, and the cash flows for the six month periods ended March 31, 2004 and 2003.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “Fiscal 2003 Form 10-K”).

The results for the three and six months ended March 31, 2004 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2.    New Accounting Standards

In December 2003, the Financial Accounting Standards Board (which we refer to as the “FASB”) released revised FASB Statement
No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (which we refer to as “SFAS 132R”). We adopted this standard as of January 1, 2004. SFAS 132R requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans, including new disclosures in interim financial reports. We have included the new interim disclosures in Note 12 to the Condensed Consolidated Financial Statements. The adoption of SFAS 132R did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued revised FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (which we refer to as “FIN 46R”). We adopted this interpretation on March 31, 2004 for any variable interest entities (which we refer to as “VIEs”) in which we hold a variable interest that we acquired before February 1, 2003. We have not acquired any variable interests since that date. The only VIE in which we believe we hold a variable interest in is discussed in Note 3 to the Condensed Consolidated Financial Statements under the heading “Investment in Corporate Joint Venture.”

Note 3.    Summary of Significant Accounting Policies

The following significant accounting policies have been revised since we filed our Fiscal 2003 Form 10-K to more clearly reflect our accounting for these items. Except for our adoption of FIN 46R, none of these changes represent a change in accounting principle or policy.

     Investment in Corporate Joint Venture

During 2000, the Company formed a joint venture (“Seven Hills” or the “Joint Venture”) with Lafarge North America, Inc. (“Lafarge”). The Company contributed cash and a paper machine located at its Lynchburg, Virginia paper mill. Lafarge contributed cash. Subsequent to inception the Company and Lafarge have made additional cash contributions. The Company has invested a total of $22.9 million in Seven Hills as of March 31, 2004. The Company uses the equity method to account for its 49% investment in Seven Hills. Under the equity method, the Company’s investment was initially recorded at cost, then subsequently reduced by distributions and increased or decreased by the Company’s proportionate share of the Joint Venture’s net earnings or loss. Funding of net losses is guaranteed by the partners of the joint venture in relation to their proportionate share of ownership. Under the terms of the Seven Hills joint venture arrangement, Lafarge is required to purchase all of the gypsum plasterboard liner produced by Seven Hills. Seven Hills is managed by a Managing Board that has equal representation by Lafarge and the Company. The Company provides all labor, supervision, management, executive and administrative services necessary to operate Seven Hills and leases the land and building occupied by Seven Hills. Our share of cumulative losses as of March 31, 2004 and 2003 are $1.8 million and $1.6 million, respectively. Under the terms of the joint venture agreement, Lafarge has the option to put, at an amount determined by a formula, its interest in the Joint Venture to the Company at any time after the expiration of six years from March 29, 2001, the date that the Joint Venture’s paper machine was converted to produce gypsum plasterboard liner. Upon the adoption of FIN 46R on March 31, 2004 (see Note 2 above), the Company determined the Joint Venture is a VIE, but the Company is not its primary beneficiary. Accordingly, we will continue to account for Seven Hills using the equity method.

     Revenue Recognition

We recognize revenue when all of the following criteria, which are detailed in Codification of Staff Accounting Bulletins, Topic 13:A.1, Revenue Recognition-General, are met:

•	Persuasive evidence that an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

Items that we net against our gross revenue include provisions for discounts, returns, allowances, customer rebates, outbound freight billed to customers and other adjustments. We account for such provisions during the same period in which we record the related revenues, except for changes in the fair value of derivatives, which we recognize as described below, and expense for cash discounts are recorded as earned when payments are received from our customers.

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

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge is recognized in current earnings during the period of change. Gains or losses on the termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The fair value of the Company’s derivative instruments are based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. Derivative contracts that are an asset from the Company’s perspective are reported as other assets. Contracts that are liabilities from the Company’s perspective are recorded as other liabilities.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, insurance and restructuring. In addition, significant estimates form the basis for the Company’s reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Note 5.    Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net income	$2,910	$7,330	$14,789	$12,400

Foreign currency translation adjustment	(1,865)	6,148	4,191	6,730
Unrealized gain (loss) on derivative instruments	(267)	(227)	28	(102)

Total other comprehensive income (loss)	(2,132)	5,921	4,219	6,628

Comprehensive income	$778	$13,251	$19,008	$19,028

The change in other comprehensive income is primarily due to the fluctuation in the Canadian/U.S. exchange rate and an increase in our overall investment in Canada as a result of our acquisition of Cartem Wilco in January 2003. The second quarter of fiscal 2004 was impacted as the exchange rate moved to 1.3111 at March 31, 2004 from 1.2963 at December 31, 2003. The second quarter of fiscal 2003 was impacted as the exchange rate moved to 1.4699 at March 31, 2003 from 1.5723 at December 31, 2003.

The six months ended March 31, 2004 was impacted as the exchange rate moved to 1.3111 at March 31, 2004 from 1.3493 at September 30, 2003. The six months ended March 31, 2003 was impacted as the exchange rate moved to 1.4699 at March 31, 2003 from 1.5870 at September 30, 2002.

Note 6.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$3,009	$7,131	$7,175	$12,076
Income (loss) from discontinued operations, net of tax	(99)	199	7,614	324

Net income	$2,910	$7,330	$14,789	$12,400

Denominator:
Denominator for basic earnings per share – weighted average shares	34,830	34,203	34,771	34,184
Effect of dilutive stock options and restricted stock awards	482	312	534	329

Denominator for diluted earnings per share – weighted average shares and assumed conversions	35,312	34,515	35,305	34,513

Basic earnings per share:
Income from continuing operations	$0.09	$0.21	$0.21	$0.35
Income (loss) from discontinued operations, net of tax	(0.01)	—	0.22	0.01

Net income per share – basic	$0.08	$0.21	$0.43	$0.36

Diluted earnings per share:
Income from continuing operations	$0.09	$0.21	$0.20	$0.35
Income (loss) from discontinued operations, net of tax	(0.01)	—	0.22	0.01

Net income per share – diluted	$0.08	$0.21	$0.42	$0.36

Note 7.    Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $6.0 million and $6.2 million for the second quarter of fiscal 2004 and the six months ending March 31, 2004, respectively. We recorded pre-tax charges of $0.9 million and $0.4 million for the second quarter of fiscal 2003 and the six months ending March 31, 2003, respectively. These charges are discussed below.

During the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri laminated paperboard facility effective March 31, 2004 and recorded a pre-tax charge of $7.7 million. The charge consisted of an asset impairment charge of $6.5 million to record the equipment and facility at their estimated fair value less cost to sell, a goodwill impairment charge of $0.2 million, severance and other employee costs of $0.4 million, inventory write-off of $0.4 million, and other costs of $0.2 million. The closure resulted in the termination of approximately 68 employees. Net sales at the facility for the six-month period ended March 31, 2004 and March 31, 2003 were $5.1 million and $6.7 million, respectively. Operating losses at the facility for the same six-month periods were $1.6 million and $1.9 million, respectively. We do not anticipate consolidating the majority of the sales of this operation into our remaining laminated facilities. We also sold our previously closed Mundelein, Illinois merchandising display facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges from previously announced closures totaling $0.1 million in the period.

During the six months ended March 31, 2004, we recorded a pre-tax charge of $7.7 million for the closure of our Wright City facility, recorded a $1.8 million pre-tax gain on the sale of our Mundelein facility, and incurred a variety of charges from previously announced closures totaling $0.3 million. The charges from the previously announced closings consisted primarily of $0.1 million for equipment relocation, $0.1 million for inventory write-off, and $0.1 million of carrying costs.

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item "Restructuring and other costs” on the condensed consolidated statements of income for the six months ended March 31, 2004 (in thousands):

	Reserve at	Restructuring		Adjustment	Reserve at
	September 30, 2003	Charges	Payments	to Accrual	March 31, 2004
Severance and other employee costs	$160	$425	$(140)	$—	$445
Other	10	100	(9)	—	101

Total Restructuring	$170	$525	$(149)	$—	$546

Property, plant and equipment impairment loss		6,466
Gain on sale of property, plant and equipment		(1,830)
Equipment relocation		94
Inventory write-off		479
Goodwill impairment		244
Carrying costs		64
Other		133

Total restructuring and other costs		$6,175

During the second quarter of fiscal 2003, we recorded a pre-tax charge of $0.9 million. In that quarter, we announced the closure of our Hunt Valley, Maryland and Mundelein merchandising displays facilities. The closures resulted in the termination of approximately 49 employees. In connection with these closings, we accrued $0.1 million for severance and other employee costs. These facilities were consolidated into the operations of other existing facilities. The other $0.8 million consisted primarily of the following: $0.7 million for equipment relocation charges primarily consisting of $0.3 million at our El Paso, Texas folding carton facility and $0.3 million at our Vineland, New Jersey converting operation; $0.2 million of inventory write-offs at our Dothan, Alabama corrugated facility; $0.1 million for an accrual adjustment related to severance at our El Paso facility; a net gain of $0.3 million for equipment sales primarily of folding carton equipment at our St. Paul, Minnesota folding carton facility; and miscellaneous other items at a variety of locations totaling $0.1 million.

During the six months ended March 31, 2003, we recorded a pre-tax charge of $0.4 million. The charge of $0.4 million was net of a gain for accrual adjustments of $1.0 million on previously announced facility closings. The $1.0 million gain resulted from $0.6 million in excess employee severance and other employee benefits due to employee voluntary terminations and employees who worked longer than planned in the notice period; and $0.4 million in accrual reversals resulting from the earlier than planned sales of property associated with our facilities in Augusta, Georgia ($0.1 million), Dothan, Alabama ($0.1 million) and Vineland, New Jersey ($0.2 million). Partially offsetting these accrual adjustments were $1.2 million of equipment relocation expenses consisting primarily of $0.7 million for Vineland, $0.3 million for El Paso, and $0.1 million for Dothan; $0.2 million for an accrual adjustment for severance at our El Paso facility; $0.1 million in severance adjustments for our Hunt Valley and Mundelein facilities; $0.2 million of inventory write-offs at Dothan; a $0.2 million net charge for the removal and ultimate sale of certain equipment in our St. Paul facility, a net gain on the sale of our Vineland property and equipment of $0.5 million, and a charge of $0.2 million for the loss on the sale of our Augusta property and equipment.

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item "Restructuring and other costs” on the condensed consolidated statements of income for the six months ended March 31, 2003 (in thousands):

	Reserve at	Restructuring		Adjustment	Reserve at
	September 30, 2002	Charges	Payments	to Accrual	March 31, 2003
Severance and other employee costs	$2,560	$96	$(2,216)	$(324)	$116
Facility carrying costs	770	—	(194)	(434)	142
Other	605	—	(274)	(270)	61

Total Restructuring	$3,935	$96	$(2,684)	$(1,028)	$319

Adjustment to accrual		(1,028)
Property, plant and equipment impairment loss and gain on sale		(273)
Equipment relocation		1,160
Inventory write-off		153
Other		308

Total restructuring and other costs		$416

Note 8.    Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division, and the sale of some of the assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging division transaction closed effective October 27, 2003 and we received proceeds of approximately $59.0 million. As a result of the transaction, we recorded an after-tax gain of approximately $7.1 million. The sale of some of the Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received proceeds of approximately $2.9 million.

We expect to incur additional expenses totaling approximately $0.2 million in the third and fourth quarter of fiscal 2004 primarily related to severance and other related employee costs for employees required to render future service as part of the plastic packaging division sale. We are expensing these costs ratably over the future service period, which is anticipated to expire in the fourth quarter of fiscal 2004. The plastic packaging sale transaction is subject to a final working capital adjustment, which we expect to complete in the third quarter of fiscal 2004. The adjustment is not expected to be material.

Note 9.    Stock Option Plans

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (which we refer to as “APB 25”), and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Expected Term in Years	7	7	7	7
Expected Volatility	44.0%	45.6%	44.0%	45.7%
Risk-Free Interest Rate	1.0%	1.1%	1.0%	1.1%
Dividend Yield	2.2%	2.3%	2.2%	2.4%

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net income, as reported	$2,910	$7,330	$14,789	$12,400
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(812)	(600)	(1,333)	(1,207)

Pro forma net income	$2,098	$6,730	$13,456	$11,193

Earnings per share:
Basic – as reported	$0.08	$0.21	$0.43	$0.36

Basic – pro forma	$0.06	$0.20	$0.39	$0.33

Diluted – as reported	$0.08	$0.21	$0.42	$0.36

Diluted – pro forma	$0.06	$0.20	$0.38	$0.32

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

Inventories at March 31, 2004 and September 30, 2003 were as follows (in thousands):

	March 31,	September 30,
	2004	2003
Finished goods and work in process	$94,880	$91,751
Raw materials	37,309	37,675
Supplies	13,394	13,246

Inventories at FIFO cost	145,583	142,672
LIFO reserve	(25,015)	(24,258)

Net inventories	$120,568	$118,414

Note 11.    Debt

Debt, excluding the realized interest rate swap gains and the mark-to-market value of interest rate swaps totaling $25.1 million and $23.9 million at March 31, 2004 and September 30, 2003, respectively, consists of the following (in thousands):

	March 31,	September 30,
	2004	2003
5.625% notes, due March 2013, net of unamortized discount of $226 and $238(a)	$99,774	$99,762
8.20% notes, due August 2011, net of unamortized discount of $501 and $536(b)	249,499	249,464
7.25% notes, due August 2005, net of unamortized discount of $18 and $25(c)	99,982	99,975
Asset securitization facility(d)	—	9,000
Industrial revenue bonds, bearing interest at variable rates (2.47% at March 31, 2004 and 2.54% at September 30, 2003), due through October 2036(e)	37,400	37,400
Revolving credit facility(f)	—	3,500
Other notes	2,666	2,863

	489,321	501,964
Less current maturities of debt	414	12,927

Long-term debt due after one year	$488,907	$489,037

(a)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (which we refer to as the “2013 Notes”). The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.8 million are being amortized over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (which we refer to as the “2011 Notes”). The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. The 2011 Notes were issued at a discount of $0.7 million, which is being amortized over the term of the 2011 Notes. Debt issuance costs of approximately $2.1 million are being amortized over the term of the 2011 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(c)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005 (which we refer to as the “2005 Notes”). The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Debt issuance costs of approximately $0.9 million are being amortized over the term of the 2005 Notes. In May 1995, we entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued in August 1995. The costs associated with the interest rate adjustment transaction of $1.5 million are being amortized over the term of the 2005 Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%. In April 2004, we purchased $11.0 million of our 2005 Notes at a price of 106.1% of par value. See Note 14 – Subsequent Events.

(d)	In November 2000, we entered into a $125.0 million receivables-backed financing transaction (the “Receivables Financing Facility”). A bank provides a back-up liquidity facility. We had no outstanding borrowing under this facility as of March 31, 2004. The effective interest rate, which consists of an average commercial paper rate for the period and a fee for the used and unused portion of the facility, was 2.10% as of September 30, 2003. Both the Receivables Financing Facility and the back-up liquidity facility are 364-day vehicles. Our Receivables Financing Facility was scheduled to expire on March 29, 2004. We extended the facility until April 29, 2004. On April 29, 2004, we renewed the facility through March 28, 2005, and reduced the size of the facility from $125.0 million to $75.0 million.

(e)	Payments of principal and interest on these industrial revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictive covenants similar to those described in note (f) below exist under the terms of the letter of credit agreements. The bonds are remarketed periodically based on the interest rate period selected by us. In the event the bonds cannot be remarketed, the bank has agreed to extend long-term financing to us in an amount sufficient to retire the bonds. The bonds are secured by the underlying assets.

(f)	In March 2003, we amended our revolving credit facility, provided by a syndicate of banks, to reduce the size of the facility from $300.0 million to $125.0 million through June 2005. Combined credit availability under the Receivables Financing Facility and the revolving credit facility exceeds $100.0 million as of March 31, 2004. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the ratio of our consolidated funded debt to a financial measure referred to as EBITDA in the documentation for our revolving credit facility (which we refer to as "Credit Facility Earnings Before Special Items”). Credit Facility Earnings Before Special Items is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative financial measure to cash flows from operations as a measure of liquidity or to net income as a measure of operating results. This liquidity measure, which is referred to as EBITDA in our revolving credit facility, differs from the term EBITDA as the SEC defines the term for disclosure purposes, which is earnings (net income) before interest expense, taxes (income tax expense), depreciation, and amortization. The borrowing rate, and facility fee, at March 31, 2004 was 2.25% and 0.25% respectively. The borrowing rate and facility fee at September 30, 2003 were 2.25% and 0.25%, respectively. The agreements covering this facility include restrictive covenants regarding the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. We are in compliance with such restrictions. On May 3, 2004, we reduced the size of our Revolving Credit Facility from $125.0 million to $75.0 million. See Note 14 — Subsequent Events.

Note 12.    Retirement Plans

The following table represents a summary of the components of net pension cost for the three and six months ended March 31, 2004 and March 31, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Service cost	$2,298	$1,814	$4,557	$3,710
Interest cost	4,333	4,031	8,666	8,062
Expected return on plan assets	(4,087)	(4,056)	(8,173)	(7,753)
Amortization of prior service cost	12	13	23	25
Amortization of net loss	1,632	703	3,264	1,406
Pension curtailment	100	—	100	—

Company defined benefit plan expense	4,288	2,505	8,437	5,450
Multi-employer plans for collective bargaining employees	129	103	246	204

Net pension cost	$4,417	$2,608	$8,683	$5,654

We expect to contribute $19.5 million to our pension plans in fiscal 2004 in order to maintain a 90% funded level. The current year net pension cost reflected in the table above assumes the payment will be made. As of March 31, 2004 we have contributed approximately $0.1 million.

Note 13.    Commitments and Contingencies

     Environmental and Other Matters

We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency (“US EPA”). In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

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

We account for environmental related costs as follows:

•	We accrue for losses associated with our environmental remediation obligations when both of the following are true: it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated.

•	We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study.

•	We adjust such accruals as further information develops or circumstances change.

•	We recognize recoveries of our environmental remediation costs from other parties as assets when their receipt is deemed probable.

We have been identified as a potentially responsible party (“PRP‘) at nine active “superfund” sites pursuant to CERCLA or comparable state statutes (“Superfund legislation”). Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these nine sites:

•	With respect to each of two sites, while we have been identified as a PRP, our records indicate that we have no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of seven sites, we preliminarily determined that it is probable that we had incurred a liability with respect to the site and that one of the following conclusions was applicable:

•	With respect to each of five sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimus amount. With respect to each of these sites, we also believe that any reasonably likely exposure to liability will be de minimus and immaterial.

•	With respect to each of two sites, while we have preliminarily determined that we may be associated with the site, we also determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities all of which we expect to be de minimus and immaterial.

     Seven Hills Arbitration

The Company and Lafarge have agreed to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine certain amounts that the Company is entitled to recover from Seven Hills for certain services rendered to Seven Hills by the Company. The arbitration is expected to commence during the third fiscal quarter. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially affect the financial results of the Company.

Note 14.    Subsequent Events

In April 2004, we purchased $11.0 million of our 2005 Notes at a price of 106.1% of par value. Concurrently, we terminated $11.0 million of our interest rate swap on our 2005 Notes. The premium paid over par for the debt less the favorable impact of unamortized realized interest rate swap gains resulted in an overall net loss of $0.3 million to the Company. This loss will be reflected in our results of operations for the third quarter of fiscal 2004.

Our Receivables Financing Facility was scheduled to expire on March 29, 2004. We extended the facility until April 29, 2004. On April 29, 2004, we renewed the facility through March 28, 2005, and reduced the size of the facility from $125.0 million to $75.0 million. On May 3, 2004, we reduced the size of our revolving credit facility from $125.0 million to $75.0 million.

Our combined credit availability under the Receivables Financing Facility and the revolving credit facility exceeded $100.0 million as of March 31, 2004.

Note 15.    Segment Information

The following table shows certain operating data for our three industry segments (in thousands). Certain of our income and expenses are not allocated to our segments and are thus not reflected in the information used by management to make operating decisions and assess performance. These items are reported as non-allocated expenses. These items include elimination of intercompany profit, restructuring and other costs and certain corporate expenses.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net sales (aggregate):
Packaging Products	$231,772	$196,277	$440,647	$369,954
Merchandising Displays and Corrugated Packaging	75,725	64,214	147,995	137,924
Paperboard	137,843	130,742	267,372	253,878

Total	445,340	391,233	856,014	761,756

Less net sales (intersegment):
Packaging Products	908	881	1,874	1,580
Merchandising Displays and Corrugated Packaging	1,176	1,115	2,274	2,350
Paperboard	43,256	39,003	85,756	77,743

Total	45,340	40,999	89,904	81,673

Net sales (unaffiliated customers):
Packaging Products	230,864	195,396	438,773	368,374
Merchandising Displays and Corrugated Packaging	74,549	63,099	145,721	135,574
Paperboard	94,587	91,739	181,616	176,135

Total	$400,000	$350,234	$766,110	$680,083

Segment income:
Packaging Products	$9,894	$9,742	$16,625	$14,396
Merchandising Displays and Corrugated Packaging	7,161	5,073	12,859	11,980
Paperboard	2,582	6,351	5,398	11,412

Total segment income	19,637	21,166	34,882	37,788
Restructuring and other costs	(6,043)	(935)	(6,175)	(416)
Other non-allocated expenses	(2,408)	(1,278)	(3,926)	(2,993)
Interest expense	(5,871)	(6,566)	(11,782)	(13,029)
Interest and other income	132	56	212	108
Minority interest in income of consolidated subsidiary	(590)	(784)	(1,476)	(1,522)

Income from continuing operations before income taxes	$4,857	$11,659	$11,735	$19,936

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003, as well as the information under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2003 Form 10-K which we filed with the SEC on December 19, 2003. The table in Note 15 to the condensed consolidated financial statements shows certain operating data for our three industry segments.

Overview

The trends in sales volume for most of our major businesses were positive in the second quarter of fiscal 2004 compared to the same period last year. Net sales increased in each of our segments for the three and six months ended March 31, 2004 despite a pricing environment for our products that remains highly competitive. Folding carton division sales increased due to growth in our business that was not attributable to acquisitions during the period (which we refer to as our “base business”) and growth arising from our acquisitions completed during fiscal 2003. Net sales of merchandising displays increased primarily due to strong demand and sales to new customers as we expanded our presence in the North American display business. We expect display sales to be weaker in the coming quarter as we begin to experience the complete impact of transitioning out the business of the customers whose business we previously reported we had lost due to competitive bidding. While we began to experience the transitioning in of new business we were awarded during fiscal 2003, we did not experience as much of the transitioning out of lost business during the second quarter of fiscal 2004 as we had previously anticipated. The market for merchandising displays continues to reflect price competitiveness through more frequent bidding for business and increased demand for lower cost displays with more economical designs. Our corrugated packaging division net sales increased in the second quarter of fiscal 2004, but continued to experience pricing pressure for its products. Net sales in our interior packaging division decreased slightly on lower volume and pricing. We expect net sales to show a modest gain in the fourth fiscal quarter as we transition in a new customer. Our Paperboard Segment net sales have increased as a result of higher selling prices and increased volumes. We announced board price increases that seek to recover higher costs such as fiber, energy, chemicals, and pension expense. The price increases will begin to take effect in April 2004. We expect these price increases will begin to contribute to revenue in the third quarter of fiscal 2004 and have a greater impact in the fourth quarter of fiscal 2004. The price increase will be delayed, in part, because we sell a portion of our production on the basis of published index prices that do not immediately reflect such price increases. In March 2004, we announced the closure of our Wright City, Missouri laminated paperboard products facility. Sales by this facility in the first six months of fiscal 2004 and 2003 resulted in operating losses. We do not anticipate consolidating the majority of the sales of this operation into our remaining laminated facilities.

The increase in cost of goods sold as a percentage of sales we have experienced in fiscal 2004 resulted primarily from increases in fiber and energy costs at our recycled paperboard mills. The energy costs continue to be driven by higher natural gas prices.

In fiscal 2004, we have experienced increased pension expense compared to the prior year. We expect our annual pension cost will increase from approximately $11 million in fiscal 2003 to approximately $17 million in fiscal 2004. Assuming we continue to fund our pensions at the 90% level, and, assuming our assumptions for the discount rate, increase in compensation levels, and long term rate of return on plan assets remain as disclosed in our Fiscal 2003 Form 10-K, we expect pension expense to decrease to approximately $15 million in fiscal 2005.

Critical Accounting Policies

Our accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities reported. The disclosure under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Fiscal 2003 Form 10-K is a discussion of certain critical accounting matters that are important to the portrayal of our financial condition and results of operations and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates and assumptions based on current facts and circumstances that, in management’s judgment, are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. In management’s judgment, the impact of these estimates and assumptions on our reported financial condition and results of operations is also material and may cause our actual financial condition and results of operations to differ materially. Set forth below, is disclosure that supplements and updates certain aspects of the critical accounting policies disclosure in the Fiscal 2003 Form 10-K:

Impairment of Long-Lived Assets and Goodwill

We account for our goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”).” We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.

The SFAS 142 goodwill impairment model is a two-step process. In step 1, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on our weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we must complete step 2 of the impairment analysis. Step 2 involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess.

Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

In connection with the shutdown of our facility in Wright City, Missouri, we recorded a goodwill impairment charge of $0.2 million for the Wright City facility. Subsequently, we performed step 1 of the SFAS 142 impairment test for the Laminated Paperboard Products division. The results of our testing indicated the goodwill of the Laminated Paperboard Products division was not further impaired.

We follow SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144"), in determining whether the carrying value of any of our long-lived assets is impaired. The SFAS 144 test is a 3-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This model requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, we estimate the fair value of the asset and record an impairment charge if the carrying value is less than the fair value of the asset. The test is similar for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or fair value less anticipated cost to sell.

Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Self-Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group insurance reserve based on a combination of claims lag data provided by our claims administrators and, if claims lag data is not available, we use estimated rates provided by our insurance consultants. At the end of each month during a fiscal year, we calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing payment lag information during that 12-month period. For example, during the last 12-month period, the average monthly claims paid fluctuated between $2.4 million and $2.5 million and our average claims lag fluctuated between 1.43 and 1.52 times the average monthly claims paid. Our accrual at March 31, 2004 represents approximately 1.52 times the average monthly claims paid. A 5% change in the average claims lag would change our reserve by approximately $0.2 million. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. A 1% increase in our effective tax rate would increase tax expense by approximately $0.1 million for the six months ended March 31, 2004. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax exposure.

Pension and Other Post-Retirement Benefits

The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 11 to the consolidated financial statements in our Fiscal 2003 Form 10-K and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. During fiscal 2003, the effect of a 0.25% change in the discount rate would have impacted income before income taxes by approximately $1.0 million. During fiscal 2003, the effect of a 0.25% change in the expected long-term rate of return on plan assets would have impacted income before income taxes by approximately $0.5 million.

In accordance with accounting principles generally accepted in the United States, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2003	$329.8	$350.3	$680.1	$368.2	$385.0	$1,433.3
2004	$366.1	$400.0	$766.1	—	—	—
% Change	11.0%	14.2%	12.6%	—	—	—

The increase in net sales for the quarter ended March 31, 2004 compared to the prior year quarter was primarily due to strong net sales increases in our folding carton and merchandising display businesses. Our paperboard segment also experienced increased net sales.

The increase in net sales for the six months ended March 31, 2004 compared to the prior year period was primarily due to strong net sales increases in our folding carton, merchandising display, and paperboard businesses.

We have provided further information regarding factors that impacted net sales in the segment discussions included below under the heading “Results of Operations (Segment Data).”

Cost of Goods Sold

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2003	$267.9	$287.1	$555.0	$299.8	$313.5	$1,168.3
(% of Net Sales)	81.2%	82.0%	81.6%	81.4%	81.4%	81.5%
2004	$304.3	$331.6	$635.9	—	—	—
(% of Net Sales)	83.1%	82.9%	83.0%	—	—	—

The increase in cost of goods sold as a percentage of sales for the quarter ended March 31, 2004 compared to the prior year quarter resulted primarily from increased fiber and energy costs at our recycled paperboard mills amounting to $4.6 million (1.1% of net sales) and $3.8 million (0.9% of net sales), respectively. The energy costs continue to be driven by higher natural gas prices. We also experienced increased pension expense of $1.3 million (0.3% of net sales) compared to the prior year quarter.

The increase in cost of goods sold as a percentage of sales for the six months ended March 31, 2004 compared to the same period last year resulted primarily from increased fiber and energy costs at our recycled paperboard mills amounting to $5.7 million (0.7% of net sales) and $6.4 million (0.8% of net sales), respectively. The energy costs continue to be driven by higher natural gas prices. In fiscal 2003, we hedged most of our winter requirements for natural gas purchases at a NYMEX equivalent price of less than $3.50 per MMBtu (million British thermal units). In fiscal 2004, we hedged approximately two-thirds of our winter energy purchases at a NYMEX equivalent price of approximately $5.20 per MMBtu that resulted in a small benefit compared to the winter spot prices. We also experienced increased pension expense of $2.3 million (0.3% of net sales) during the six-month period compared to the prior year period. We have provided further information regarding factors that impacted cost of goods sold in the segment discussions included below under the heading “Results of Operations (Segment Data).”

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

	Three months ended March 31,				Six months ended March 31,
	2004		2003		2004		2003
(In Millions)	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$331.6	$332.2	$287.1	$287.5	$635.9	$636.0	$555.0	$555.1
Net income	2.9	2.6	7.3	7.1	14.8	14.8	12.4	12.3

Gross Profit

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2003	$61.9	$63.2	$125.1	$68.4	$71.6	$265.1
(% of Net Sales)	18.8%	18.0%	18.4%	18.6%	18.6%	18.5%
2004	$61.8	$68.4	$130.2	—	—	—
(% of Net Sales)	16.9%	17.1%	17.0%	—	—	—

For a discussion of factors that impacted our gross profit, see the discussion included above and below under the headings “Results of Operations (Consolidated) – Net Sales (Unaffiliated Customers),” “Results of Operations (Consolidated) – Cost of Goods Sold” and “Results of Operations (Segment Data).”

Selling, General and Administrative Expenses

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2003	$47.0	$43.0	$90.0	$46.5	$48.1	$184.6
(% of Net Sales)	14.3%	12.3%	13.2%	12.6%	12.5%	12.9%
2004	$48.0	$51.1	$99.1	—	—	—
(% of Net Sales)	13.1%	12.8%	12.9%	—	—	—

Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales in the quarter ended March 31, 2004 compared to the same quarter last year, primarily due to increased bad debt expense and increased commissions. Bad debt expense increased $3.7 million (0.9% of net sales). We perform on-going evaluations of our customers’ credit information, such as financial condition and payment history, and our bad debt expense can fluctuate based on customer credit quality and the size of our credit exposure to individual customers. In the second quarter of fiscal 2003, we lowered our allowance for bad debt by $2.0 million, while in the same period this year we incurred expense of $1.7 million. Commissions expense increased $1.0 million (0.3% of net sales) in the second quarter of fiscal 2004 compared to the same quarter last year. The increase in commissions was driven by increased sales, primarily in our folding carton business.

SG&A expenses decreased as a percentage of net sales in the six months ended March 31, 2004 compared to the same period last year primarily due to the increase in net sales, which were up 12.6%. The reduction as a percentage of net sales was partially offset by increased bad debt expense and increased commissions. Bad debt expense increased $3.4 million (0.4% of net sales) and commission expense increased $1.6 million (0.2% of net sales) in the six months of fiscal 2004 compared to the same period last year. The increase in commissions was driven by increased sales, primarily in our folding carton business.

Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $6.0 million and $6.2 million for the second quarter of fiscal 2004 and the six months ended March 31, 2004, respectively. We recorded pre-tax charges of $0.9 million and $0.4 million for the second quarter of fiscal 2003 and the six months ended March 31, 2003, respectively. These charges are discussed below.

During the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri laminated paperboard facility effective March 31, 2004 and recorded a pre-tax charge of $7.7 million. The charge consisted of an asset impairment charge of $6.5 million to record the equipment and facility at their estimated fair value less cost to sell, a goodwill impairment charge of $0.2 million, severance and other employee costs of $0.4 million, inventory write-off of $0.4 million, and other costs of $0.2 million. The closure resulted in the termination of approximately 68 employees. Net sales at the facility for the six-month period ended March 31, 2004 and March 31, 2003 were $5.1 million and $6.7 million, respectively. Operating losses at the facility for the same six-month periods were $1.6 million and $1.9 million, respectively. We do not anticipate consolidating the majority of the sales of this operation into our other laminated facilities. Since the Wright City closure, we have streamlined the management of the operating facilities in the laminated paperboard products division. This new structure has reduced the costs associated with managing these facilities. Our Aurora, Illinois and Columbus, Indiana manufacturing facilities now operate as part of our mill division, and our Macon, Georgia manufacturing facility was transferred to our corrugated division. We expect to incur a charge of approximately $0.6 million in severance and other employee costs related to these activities, most of which will be incurred in the third fiscal quarter of 2004. We also sold our previously closed Mundelein, Illinois merchandising display facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges from previously announced closures totaling $0.1 million in the period.

During the six months ended March 31, 2004, we recorded a pre-tax charge of $7.7 million for the closure of our Wright City facility, recorded a $1.8 million pre-tax gain on the sale of our Mundelein facility, and incurred a variety of charges from previously announced closures totaling $0.3 million. The charges from the previously announced closings consisted primarily of $0.1 million for equipment relocation, $0.1 million for inventory write-off, and $0.1 million of carrying costs.

During the second quarter of fiscal 2003, we recorded a pre-tax charge of $0.9 million. In that quarter, we announced the closure of our Hunt Valley, Maryland and Mundelein merchandising display facilities. The closures resulted in the termination of approximately 49 employees. In connection with these closings, we accrued $0.1 million for severance and other employee costs. These facilities were consolidated into the operations of other existing facilities. The other $0.8 million consisted primarily of the following: $0.7 million for equipment relocation charges primarily consisting of $0.3 million at our El Paso, Texas folding carton facility and $0.3 million at our Vineland, New Jersey converting operation; $0.2 million of inventory write-offs at our Dothan, Alabama corrugated facility; $0.1 million for an accrual adjustment related to severance at our El Paso facility; a net gain of $0.3 million for equipment sales primarily of folding carton equipment at our St. Paul, Minnesota folding carton facility; and miscellaneous other items at a variety of locations totaling $0.1 million.

During the six months ended March 31, 2003, we recorded a pre-tax charge of $0.4 million. The charge of $0.4 million was net of a gain for accrual adjustments of $1.0 million on previously announced facility closings. The $1.0 million gain resulted from $0.6 million in excess employee severance and other employee benefits due to employee voluntary terminations and working longer than planned in the notice period; and $0.4 million in accrual reversals resulting from the earlier than planned sales of property associated with our facilities in Augusta, Georgia ($0.1 million), Dothan, Alabama ($0.1 million) and Vineland, New Jersey ($0.2 million). Partially offsetting these accrual adjustments were $1.2 million of equipment relocation expenses consisting primarily of $0.7 million for Vineland, $0.3 million for El Paso, and $0.1 million for Dothan; $0.2 million for an accrual adjustment for severance at our El Paso facility; $0.1 million in severance adjustments for our Hunt Valley and Mundelein facilities; $0.2 million of inventory write-offs at Dothan; a $0.2 million net charge for the removal and ultimate sale of certain equipment in our St. Paul facility, a net gain on the sale of our Vineland property and equipment of $0.5 million, and a charge of $0.2 million for the loss on the sale of our Augusta property and equipment.

Unconsolidated Joint Venture

During the quarter ended March 31, 2004, our Seven Hills joint venture reported a loss of less than $0.1 million compared to a $0.3 million loss for the same quarter last year. The joint venture is structured so that our primary income is earned in fees paid by the joint venture to our mill division. The gains and losses that we recognize from the joint venture are calculated based upon how it performs versus benchmark performance standards that are set forth in the joint venture agreement.

During the six months ended March 31, 2004, our Seven Hills joint venture reported a loss of $0.1 million compared to $0.3 million loss for the same period last year.

The Company and Lafarge have agreed to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine certain amounts that the Company is entitled to recover from Seven Hills for certain services rendered to Seven Hills by the Company. The arbitration is expected to commence during the third fiscal quarter. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially affect the financial results of the Company.

Interest Expense

Interest expense for the quarter ended March 31, 2004 decreased 10.6% to $5.9 million from $6.6 million for the quarter ended March 31, 2003. The decrease was primarily attributable to lower interest rates, resulting in decreased interest expense of $0.6 million, and decreased expense of $0.1 million due to a decrease in our average outstanding borrowings in the second quarter of fiscal 2004 compared to the same quarter last year. The decrease in rates was primarily due to our utilization of favorable interest rate swaps.

Interest expense for the six months ended March 31, 2004 decreased 9.6% to $11.8 million from $13.0 million for the six months ended March 31, 2003. The decrease was primarily attributable to lower interest rates, resulting in decreased interest expense of $1.7 million, which was partially offset by increased expense of $0.5 million due to an increase in our average outstanding borrowings in the first six months of fiscal 2004 compared to the same prior year period. The decrease in rates was primarily due to our utilization of favorable interest rate swaps.

Provision for Income Taxes

Income tax expense for the quarter ended March 31, 2004 was $1.8 million compared to income tax expense of $4.5 million for the quarter ended March 31, 2003. The Company’s effective income tax rate decreased to 38.1% for the three months ended March 31, 2004 compared to 38.8% for the second quarter of fiscal 2003. The small change in rate was primarily the result of a shift in the proportion of total income taxable from the United States to foreign tax jurisdictions with lower rates. We estimate that the marginal effective income tax rate for our domestic operations for the quarter ended March 31, 2004 was approximately 38.25%.

Income tax expense for the six months ended March 31, 2004 was $4.6 million compared to income tax expense of $7.9 million for the same period last year. The Company’s effective income tax rate decreased to 38.9% for the six months ended March 31, 2004 compared to 39.4% for the six months ended March 31, 2003. The small change in rate was primarily the result of a shift in the proportion of total income taxable from the United States to foreign tax jurisdictions with lower rates. We estimate that the marginal effective income tax rate for our domestic operations for the six months ended March 31, 2004 was approximately 38.25%.

Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of some of the assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging division transaction closed effective October 27, 2003 and we received proceeds of approximately $59.0 million. As a result of the transaction, we recorded an after-tax gain of approximately $7.1 million. The sale of some of the Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received proceeds of approximately $2.9 million. We expect to incur additional expenses totaling approximately $0.2 million in the third and fourth quarter of fiscal 2004 primarily related to severance and other related employee costs for employees required to render future service as part of the plastic packaging division sale. We are expensing these costs ratably over the future service period, which is anticipated to expire in the fourth quarter of fiscal 2004. The plastic packaging sale transaction is subject to a final working capital adjustment, which we expect to complete in the third quarter of fiscal 2004. The adjustment is not expected to be material. We have reclassified the results of operations for these components as income from discontinued operations on the consolidated statements of operations for all periods presented.

We reported a loss from discontinued operations for the quarter ended March 31, 2004 of $0.1 million compared to income of $0.2 million for the quarter ended March 31, 2003. The charge in the second quarter of fiscal 2004 was primarily due to severance and other related employee costs, as noted above.

Income from discontinued operations for the six months ended March 31, 2004 was $7.6 million compared to $0.3 million for the six months ended March 31, 2003. Income from discontinued operations for the first six months of fiscal 2004 includes an after-tax gain of approximately $7.1 million on the sale of our plastic packaging division.

Net Income

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2003	$5.1	$7.3	$12.4	$7.2	$10.0	$29.6
(% of Net Sales)	1.5%	2.1%	1.8%	2.0%	2.6%	2.1%
2004	$11.9	$2.9	$14.8	—	—	—
(% of Net Sales)	3.2%	0.7%	1.9%	—	—	—

Net income in the second quarter of fiscal 2004 and 2003, respectively, included a loss of $0.1 million and income of $0.2 million from discontinued operations and pre-tax expense of $6.0 million and $0.9 million for restructuring and other costs. For a discussion of factors that impacted our restructuring and other costs, see the disclosure included under the headings “Results of Operations (Consolidated) – Restructuring and Other Costs.”

Net income for the six months ended March 31, 2004 included income of $7.6 million from discontinued operations and pre-tax expense of $6.2 million for restructuring and other costs. Approximately $7.1 million of the $7.6 million of income from discontinued operations was due to the gain on the sale of the plastic packaging division. Net income for the six months ended March 31, 2003 included income of $0.3 million from discontinued operations and pre-tax expense of $0.4 million for restructuring and other costs. For a discussion of factors that impacted our restructuring and other costs, see the disclosure included under the headings “Results of Operations (Consolidated) – Restructuring and Other Costs.”

Earnings Per Common and Common Equivalent Share

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2003	$0.15	$0.21	$0.36	$0.21	$0.28	$0.85
2004	$0.34	$0.08	$0.42	—	—	—

For a discussion of factors that impacted our earnings per common and common equivalent dollars per share, see the disclosure included under the headings “Results of Operations (Consolidated) – Net Income.”

Results of Operations (Segment Data)

Packaging Products Segment (Aggregate before Intersegment Eliminations)

	Net Sales	Operating	Return
($ In Millions)	(Aggregate)	Income	on Sales
First Quarter	$173.7	$4.7	2.7%
Second Quarter	196.3	9.7	5.0

Six Months Ended 3/31	370.0	14.4	3.9
Third Quarter	210.1	10.5	5.0
Fourth Quarter	221.3	12.7	5.7

Fiscal 2003	$801.4	$37.6	4.7%

First Quarter	$208.9	$6.7	3.2%
Second Quarter	231.7	9.9	4.3

Six Months Ended 3/31	$440.6	$16.6	3.8%
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2004	—	—	—

Net Sales (Packaging Products Segment)

The 18.1% increase in net sales for the packaging products segment for the quarter ended March 31, 2004 compared to the prior year quarter was primarily due to strong sales growth in our folding carton business where sales were up 22.2% from the prior year quarter. Approximately $5.7 million of the $35.5 million increase in segment sales is attributable to the Pacific Coast Packaging acquisition made in August 2003. Net sales in our interior packaging joint venture were down 2.7%, as a result of lower volume and lower prices.

The 19.1% increase in net sales for the packaging products segment for the six months ended March 31, 2004 compared to the same period last year was primarily due to strong sales growth in our folding carton business where sales were up 23.5% from the prior year period. Approximately $29.3 million of the $70.7 million increase in segment sales is attributable to the acquisitions made in fiscal 2003. Net sales in our interior packaging joint venture were down 1.4%, primarily on lower volume.

Operating Income (Packaging Products Segment)

Operating income attributable to the packaging products segment for the quarter ended March 31, 2004 increased 1.6% compared to the prior year quarter. The increase in operating income for the segment was primarily due to the increase in folding carton net sales. Operating income in our folding carton operations improved, but increased net sales were partially offset by the adverse impact on margins from continued pricing pressure. The increased sales were also partially offset by a $2.0 million increase in bad debt expense due to a change in the credit quality of several customers in our folding carton division. Additionally, sales commissions and workers’ compensation expense in our folding carton operations increased by $0.6 million and $0.3 million, respectively. The increase in sales commissions was due to increased net sales. Operating income at our interior packaging joint venture decreased primarily due to increased workers’ compensation expense of $0.2 million.

Operating income attributable to the packaging products segment for the six months ended March 31, 2004 increased 15.5% compared to the prior year quarter. The increase in operating income for the segment was primarily due to the increase in folding carton net sales. Operating income in our folding carton operations improved, but increased net sales were partially offset by the adverse impact on margins from continued pricing pressure. The increased sales were also partially offset by a $1.6 million increase in bad debt expense due to a change in the credit quality of several customers and an inventory write-off of $0.6 million due to a customer’s bankruptcy. Additionally, sales commissions and workers’ compensation expense in our folding carton operations increased by $1.1 million and $0.7 million, respectively. The increase in sales commissions was due to increased net sales. Operating income at our interior packaging joint venture was relatively flat compared to the prior year period.

Merchandising Displays and Corrugated Packaging Segment (Aggregate before Intersegment Eliminations)

	Net Sales	Operating	Return
($ In Millions)	(Aggregate)	Income	on Sales
First Quarter	$73.7	$6.9	9.4%
Second Quarter	64.2	5.1	7.9

Six Months Ended 3/31	137.9	12.0	8.7
Third Quarter	70.4	6.7	9.5
Fourth Quarter	76.8	9.0	11.8

Fiscal 2003	$285.1	$27.7	9.7%

First Quarter	$72.3	$5.7	7.9%
Second Quarter	75.7	7.2	9.5

Six Months Ended 3/31	$148.0	$12.9	8.7%
Third Quarter	—	—	—
Fourth Quarter	—	—	—

Fiscal 2004	—	—	—

Net Sales (Merchandising Displays and Corrugated Packaging Segment)

The 17.9% increase in net sales for the segment for the quarter ended March 31, 2004 compared to the prior year quarter resulted primarily from an increase in net sales of merchandising displays, which were up 20.7%. This increase occurred primarily due to strong demand and sales to new customers as we expanded our presence in the North American display business. Our corrugated packaging net sales increased 9.7% primarily due to higher volume that was partially offset by lower prices.

The 7.3% increase in net sales for the segment for the six months ended March 31, 2004 compared to the same period last year resulted primarily from an increase in net sales of merchandising displays, which were up 8.1%. This increase occurred primarily due to strong demand and sales to new customers as we expanded our presence in the North American display business. Our corrugated packaging net sales increased 4.8% primarily due to higher volume that was partially offset by lower prices.

Operating Income (Merchandising Displays and Corrugated Packaging Segment)

Operating income attributable to this segment for the quarter ended March 31, 2004 increased 41.2% compared to the prior year quarter. The increase in operating income for the quarter primarily resulted from our increased merchandising display sales as well as from increased corrugated packaging sales. Our SG&A expenses have increased in our merchandising displays division to support our increased sales levels. The primary factors causing the increase were increased salaries and other related employee costs of $0.9 million and commissions of $0.5 million. The impact of the increased sales was also partially offset by a $0.9 million increase in bad debt expense due to the change in credit quality of several customers.

Operating income attributable to this segment for the six months ended March 31, 2004 increased 7.3% compared to the same period last year. The increase in operating income for the six-month period primarily resulted from our increased merchandising display sales as well as from increased corrugated packaging sales in the second quarter of fiscal 2004. Our SG&A expenses have increased in our merchandising displays division to support our increased sales levels. The primary factors causing the increase were increased salaries and other related employee costs of $1.4 million and commissions of $0.6 million. The impact of the increased sales was also partially offset by a $0.6 million increase in bad debt expense due to the change in credit quality of several customers.

Paperboard Segment (Aggregate before Intersegment Eliminations)

				Coated and	Average
				Specialty	Coated and			Weighted
				Recycled	Specialty	Corrugated	Average	Average
				Paperboard	Recycled	Medium	Corrugated	Recovered
		Operating		Tons	Paperboard	Tons	Medium	Paper
	Net Sales	Income	Return	Shipped(a)	Price(a)(b)	Shipped	Price(b)	Cost(b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)
First Quarter	$123.1	$5.1	4.1%	217.3	$434	40.8	$343	$82
Second Quarter	130.8	6.3	4.9	241.9	418	41.5	335	78

Six Months Ended 3/31	253.9	11.4	4.5	459.2	426	82.3	339	80
Third Quarter	130.3	5.6	4.3	239.3	437	40.4	340	88
Fourth Quarter	131.9	3.7	2.8	234.6	438	45.0	333	86

Fiscal 2003	$516.1	$20.7	4.0%	933.1	$432	167.7	$338	$83

First Quarter	$129.5	$2.8	2.2%	230.7	$440	43.9	$331	$86
Second Quarter	137.9	2.6	1.9	248.7	439	42.9	341	94

Six Months Ended 3/31	$267.4	$5.4	2.0%	479.4	$439	86.8	$336	$90
Third Quarter	—	—	—	—	—	—	—	—
Fourth Quarter	—	—	—	—	—	—	—	—

Fiscal 2004	—	—	—	—	—	—	—	—

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

(b)	The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Net Sales (Paperboard Segment)

The net sales increase of 5.4% for the segment in the second quarter of fiscal 2004 compared to the prior year quarter was primarily due to a 2.9% increase in paperboard tons shipped and an $18 per ton increase in our average selling price for all tons shipped. Total tons shipped in the second quarter of fiscal 2004 for the paperboard segment increased to 291,685 tons from 283,364 tons shipped in the same quarter last year. Our recycled fiber division experienced an 18.8% increase in net sales driven by increased fiber prices and volume. Sales of laminated paperboard products continue to decline, as we continue to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book industries, which are our primary laminated paperboard products markets, as well as continued competitive pricing.

The net sales increase of 5.3% for the segment in the first six months of fiscal 2004 compared to the prior year period was primarily due to a 4.6% increase in paperboard tons shipped and an $11 per ton increase in our average selling price for all tons shipped. Total tons shipped in the first six months of fiscal 2004 for the paperboard segment increased to 566,275 tons from 541,497 tons shipped in the same period last year. Our recycled fiber division experienced a 6.5% increase in net sales driven by increased fiber prices and volume. Sales of laminated paperboard products continue to decline for the reasons discussed above.

Operating Income (Paperboard Segment)

Operating income attributable to the paperboard segment for the quarter ended March 31, 2004 decreased 59.3% compared to the prior year quarter despite a 2.9% increase in paperboard tons shipped. Higher fiber costs ($4.6 million or 1.1% of net sales) and energy costs ($3.8 million or 0.9% of net sales) adjusted for the increased average selling price ($5.2 million or 1.3% of net sales), negatively impacted the paperboard segment by $3.1 million (0.8% of net sales) compared to the prior year quarter. The impact of increased sales in the segment was also partially offset by an increase in bad debt expense of $0.7 million due to the change in credit quality of several customers. Operating income in our recycled fiber division increased 122.8% due primarily to increased fiber prices and volume, as described above. Operating income in our laminated paperboard division was slightly improved compared to the prior year quarter due primarily to reductions in SG&A expenses.

Operating income attributable to the paperboard segment for the six months ended March 31, 2004 decreased 52.7% compared to the prior year period despite a 4.6% increase in paperboard tons shipped. Higher fiber costs ($5.7 million or 0.7% of net sales) and energy costs ($6.4 million or 0.8% of net sales) adjusted for the increased average selling price ($6.0 million or 0.8% of net sales), negatively impacted the paperboard segment by $6.1 million or 0.8% of net sales compared to the prior year quarter. The impact of increased sales in the segment was also partially offset by an increase in bad debt expense of $1.2 million due to the change in credit quality of several customers. Operating income in our recycled fiber division decreased 11.7% primarily due to higher fiber costs, as described above.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements and capital expenditures from net cash provided by operating activities, borrowings under term notes, our Receivables Financing Facility and bank credit facilities, and proceeds received in connection with the issuance of industrial revenue bonds and debt and equity securities.

During the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of some of the assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the January 2003 Cartem Wilco acquisition. We received $61.9 million in cash for the two transactions. The sale of our plastic packaging division is subject to a final working capital adjustment, which we expect to complete in our third fiscal quarter. The adjustment is not expected to be material.

Cash and cash equivalents were $73.2 million at March 31, 2004, which increased from $14.2 million at September 30, 2003. Net cash provided by operating activities decreased for the six months ended March 31, 2004 to $35.1 million from $51.6 million for the six months ended March 31, 2003. The decrease occurred in the first quarter of fiscal 2004. The decrease was primarily due to an increase in trade-related working capital from increases in accounts receivable, increases in inventory and decreases in accounts payable, as well as a decrease in accrued liabilities from the payment of employee bonuses. The fluctuations in accounts receivable and inventory are driven by increased sales. Net cash provided by investing activities was $35.6 million for the six months ended March 31, 2004, which consisted primarily of $59.0 million received for the sale of the plastic packaging division, and $2.9 million for the sale of some of the Cartem Wilco assets and liabilities associated with a small folding carton and label plant in Quebec. Partially offsetting these asset sales proceeds were capital expenditures of $30.3 million, and proceeds of $5.2 million from the sale of property, plant and equipment. The proceeds from the sale of property, plant and equipment were primarily from the sale of our Mundelein, Illinois merchandising display facility site. Net cash used for investing activities for the six months ended March 31, 2003 was $90.8 million and consisted primarily of capital expenditures of $31.4 million, cash paid for the January 2003 purchase of Cartem Wilco of $65.2 million, partially offset by $5.2 million of proceeds from the sale of property, plant and equipment and $1.5 million for the sale of our Montreal, Quebec recycled fiber collection facility. Proceeds from the sale of property, plant and equipment included asset sales proceeds of $1.6 million from Vineland, New Jersey, $1.3 million from Dothan, Alabama, $0.9 million from Augusta, Georgia, and $0.4 million from El Paso, Texas. Net cash used for financing activities aggregated $12.1 million for the six months ended March 31, 2004 and consisted primarily of additions to and payments of other debt, proceeds from monetizing swap contracts, the issuance of common stock and cash dividends paid to shareholders. For the six months ended March 31, 2003, cash provided by financing activities aggregated $38.5 million consisting primarily of additions to and payments of other debt, proceeds from monetizing swap contracts, the issuance of common stock and cash dividends paid to shareholders, and the issuance of $100.0 million of 10-year notes maturing on March 15, 2013 which we used to pay down the balances on our revolving credit facility, our asset securitization facility and the debt that we incurred as part of the acquisition of Cartem Wilco.

At March 31, 2004, we had no outstanding balance under our $125.0 million revolving credit facility compared to a $3.5 million balance at September 30, 2003. In May 2004, we elected to reduce the size of this facility to $75.0 million. The revolving credit facility terminates June 30, 2005. Our debt balance at March 31, 2004 was

$489.3 million compared to $502.0 million on September 30, 2003, excluding the realized interest rate swap gains and the mark-to-market value of interest rate swaps totaling $25.1 million and $23.9 million, respectively. We estimate that our capital expenditures will aggregate approximately $60 to $67 million in fiscal 2004. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, and for building expansions and improvements, including growth capital focused on our folding carton and merchandising display businesses. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2004 could be higher than currently anticipated.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and Receivables Financing Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

New Accounting Standards

See Note 2 of the condensed consolidated financial statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Forward-Looking Statements

Statements made in this report including statements regarding, among other things, our expectations regarding economic conditions, including the nature of the current market environment, the continuation of pricing pressures or the factors that affect such pressures, the impact of raw material and energy costs, the impact of announced price increases, the continuations of market trends, such as more frequent bidding for business, customer turnover and demand for lower cost products, as well as the impact and continuation of such factors; estimations regarding our results of operations, including expected costs and the continuation of cost trends, anticipated sales growth and the timing and impact of customer transitioning; the estimated impact of restructuring activities; the estimated amount and timing of severance and other related employee costs; the expected impact of post-closing working capital adjustments in acquisitions or dispositions; the estimated impact of ongoing litigation or other dispute resolutions; estimated capital expenditures for fiscal 2004; estimated marginal tax rate; the estimated impact of the gain and loss of customers; expectations regarding pension plan costs, funding requirements and earnings; and our ability to fund capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from available cash; expectations regarding environmental law liability as well as the expected impact of related compliance efforts; the impact of changes in assumptions and estimates underlying accounting policies; and the expected impact of implementing new accounting standards constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected in any forward looking statement. With respect to these forward-looking statements, we have made assumptions regarding, among other things, expected economic conditions; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; expected credit availability; expected volumes and price levels of purchases by customers; raw material and energy costs; expected year-end inventory levels and costs; and competitive conditions in our businesses. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions are incorrect. There are many factors that impact these forward-looking statements that cannot be predicted accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while earnings are currently dependent on volume due to price levels and fixed operating costs. Further, these forward-looking statements are subject to a number of general risks including, among others, decreases in demand for our products, increases in energy and raw material costs, reduced supplies of raw materials, increases in capital equipment costs, fluctuations in selling prices, adverse changes in general market and industry conditions, and possible adverse actions of our customers, our competitors and suppliers. Such risks are more particularly described in our filings with the SEC, including under the caption “Business - Forward-looking Information and Risk Factors” in our Fiscal 2003 Form 10-K. Management believes its estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any such information as future events unfold.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2003 Form 10-K.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of fixed and floating rate debt at March 31, 2004 and September 30, 2003, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our annual interest expense would increase by $2.9 million and $3.5 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rate increase on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment. Due to a change in our mix of fixed and floating rate debt at April 27, 2004, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our annual interest expense would increase by $3.8 million.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules (Release No. 33-8238) requiring us to include in our Form 10-K for the fiscal year ending September 30, 2005, and each subsequent Form 10-K, a report of management on internal control over financial reporting and a related report of our independent auditors. Management’s report must include its assessment of the effectiveness of our internal control over financial reporting as of the end of the applicable fiscal year. Our independent auditor must examine management’s assessment of internal control over financial reporting and attest whether management’s assessment of effectiveness is fairly stated in all material respects. The auditor’s report must also evaluate whether our internal control structure provides reasonable assurance that transactions are recorded as necessary, among other requirements. So that they will be prepared to include these reports in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, management is engaged in an ongoing process of evaluating and improving our internal control over financial reporting. During the period covered by this quarterly report, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nevertheless, there can be no assurance that changes we might make to our internal control over financial reporting as part of this ongoing process will not, individually or in the aggregate, materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on January 23, 2004 at which we submitted several matters to a vote of our shareholders:

(a)    Election of Directors

Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2007 were as follows:

	For	Withheld
Stephen G. Anderson	27,757,671	723,931
Robert B. Currey	27,776,261	705,341
L. L. Gellerstedt, III	27,367,272	1,114,330
John W. Spiegel	27,370,770	1,110,832

Votes cast for or withheld regarding one individual nominated for election to serve on our board of directors for a term expiring in 2006 were as follows:

	For	Withheld
James E. Young	27,848,082	633,520

Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2005	Term expiring in 2006
J. Hyatt Brown	John D. Hopkins
Russell M. Currey	James W. Johnson
G. Stephen Felker	James A. Rubright

(b)    Other Matters

Votes cast for or against, as well as the number of abstentions and broker non-votes regarding each other matter voted upon at the meeting, were as follows:

				Broker
	For	Against	Abstain	Non-Vote
Approval of amendment to 1993 Employee Stock Purchase Plan	23,158,633	1,096,798	1,225,854	3,000,317

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

See separate Exhibit Index attached hereto and hereby incorporated herein.

(b)       Reports on Form 8-K

During the second quarter of fiscal 2004, we filed the following Current Reports on Form 8-K: none.

During the second quarter of fiscal 2004, we furnished to the SEC the following Current Reports on Form 8-K:

1.       Form 8-K furnished January 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY (Registrant)
Date: May 13, 2004	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President & Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and duly authorized officer)

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