Form 10-Q
period 2004-06-30
ROCK TENN CO
filed 2004-08-16
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2004

Class A Common Stock, $0.01 par value	35,640,784

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net sales	$397,281	$368,232	$1,163,391	$1,048,315
Cost of goods sold	331,517	299,844	967,881	854,988

Gross profit	65,764	68,388	195,510	193,327
Selling, general and administrative expenses	48,469	46,485	147,552	136,498
Restructuring and other costs	21,317	648	27,065	911

Operating profit (loss)	(4,022)	21,255	20,893	55,918
Interest expense	(5,907)	(7,367)	(17,682)	(20,393)
Interest and other income (expense)	(478)	(61)	(274)	44
Income (loss) from unconsolidated joint venture	288	(92)	155	(376)
Minority interest in income of consolidated subsidiary	(1,036)	(849)	(2,512)	(2,371)

Income (loss) from continuing operations before income taxes	(11,155)	12,886	580	32,822
Provision (benefit) for income taxes	(7,079)	5,033	(2,519)	12,893

Income (loss) from continuing operations	(4,076)	7,853	3,099	19,929
Income (loss) from discontinued operations (net of $168, $(404), $4,834, and $(200) income taxes)	350	(641)	7,964	(317)

Net income (loss)	$(3,726)	$7,212	$11,063	$19,612

Weighted average number of common and common equivalent shares outstanding	34,966	34,726	35,408	34,619

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.23	$0.09	$0.58

Net income (loss)	$(0.11)	$0.21	$0.32	$0.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.23	$0.09	$0.58

Net income (loss)	$(0.11)	$0.21	$0.31	$0.57

Cash dividends per common share	$0.085	$0.08	$0.255	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share And Per Share Data)

	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$46,975	$14,173
Accounts receivable (net of allowances of $5,547 and $5,475)	168,194	163,096
Inventories	124,253	118,414
Other current assets	22,840	17,717
Current assets held for sale	1,607	52,703

Total current assets	363,869	366,103

Property, plant and equipment at cost:
Land and buildings	213,938	226,153
Machinery and equipment	943,013	946,050
Transportation equipment	8,495	8,408
Leasehold improvements	5,938	5,713

	1,171,384	1,186,324
Less accumulated depreciation and amortization	(624,059)	(606,810)

Net property, plant and equipment	547,325	579,514
Goodwill	295,219	291,799
Intangibles, net	17,339	21,843
Other assets	30,808	32,136

	$1,254,560	$1,291,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,044	$84,151
Accrued compensation and benefits	43,760	46,935
Current maturities of debt	420	12,927
Other current liabilities	48,393	35,983
Current liabilities held for sale	—	7,487

Total current liabilities	169,617	187,483

Long-term debt due after one year	466,527	489,037
Realized interest rate swap gains	22,172	24,024
Mark-to-market value of interest rate swaps	(12,527)	(94)

Total long-term debt, less current maturities	476,172	512,967
Deferred income taxes	90,481	93,801
Other long-term items	85,406	75,108

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 35,556,291 and 34,962,041 shares outstanding at June 30, 2004 and September 30, 2003, respectively	356	350
Capital in excess of par value	157,964	149,722
Deferred compensation	(4,242)	(3,105)
Retained earnings	318,002	315,905
Accumulated other comprehensive loss	(39,196)	(40,836)

Total shareholders’ equity	432,884	422,036

	$1,254,560	$1,291,395

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	June 30,	June 30,
	2004	2003
Operating activities:
Income from continuing operations	$3,099	$19,929
Items in income not affecting cash:
Depreciation and amortization	55,546	53,246
Deferred income taxes	(3,320)	16,715
Income tax benefit of employee stock options	401	—
Loss on bond repurchase	872	—
Deferred compensation expense	1,011	569
Gain on disposal of plant, equipment and other, net	(2,121)	(797)
(Gain) loss on currency translation	(471)	811
Minority interest in income of consolidated subsidiary	2,512	2,371
Equity in (income) loss from joint venture	(155)	376
Pension funding more than expense	(7,269)	(14,351)
Impairment loss and other non-cash charges	25,799	789
Change in operating assets and liabilities:
Accounts receivable	(5,607)	9,053
Inventories	(6,842)	(4,176)
Other assets	(2,653)	(13,986)
Accounts payable	(8,467)	4,908
Accrued liabilities	(814)	(5,159)

Cash provided by operating activities from continuing operations	51,521	70,298
Cash provided by operating activities from discontinued operations	373	3,072

Net cash provided by operating activities	51,894	73,370

Investing activities:
Capital expenditures	(48,613)	(43,509)
Cash paid for purchase of assets under synthetic lease	—	(21,885)
Cash paid for purchase of businesses, net of cash received	(1,287)	(66,419)
Cash contributed to joint venture	(147)	(312)
Proceeds from sale of property, plant and equipment	5,427	6,857

Cash used for investing activities from continuing operations	(44,620)	(125,268)
Cash provided by (used for) investing activities from discontinued operations	61,916	(3,432)

Net cash provided by (used for) investing activities	17,296	(128,700)

Financing activities:
Proceeds from issuance of public notes	—	99,748
Net repayments to revolving credit facilities	(3,500)	(826)
Additions to long-term debt	—	41,607
Repayments of long-term debt	(32,495)	(83,600)
Proceeds from monetizing swap contracts	4,074	8,898
Decrease in unexpended industrial development revenue bond proceeds	—	1,376
Issuances of common stock	5,699	3,821
Debt issuance costs	(27)	(1,013)
Purchases of common stock	—	(1,313)
Cash dividends paid to shareholders	(8,966)	(8,269)
Distribution to minority interest	(1,575)	(2,380)

Cash provided by (used for) financing activities	(36,790)	58,049
Effect of exchange rate changes on cash	402	(1,373)

Increase in cash and cash equivalents	32,802	1,346
Cash and cash equivalents at beginning of period	14,173	6,560

Cash and cash equivalents at end of period	$46,975	$7,906

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$12,248	$8,205
Interest, net of amounts capitalized	$17,456	$14,614

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

Supplemental schedule of non-cash investing and financing activities:

In the first nine months of fiscal 2004, we paid $1.3 million, primarily for additional consideration due to the August 2003 acquisition of PCPC, Inc., d/b/a Pacific Coast Packaging Corp. (which we refer to as “Pacific Coast Packaging”). The payment represented an adjustment based on the achievement of certain sales levels for the six-month period following the closing of the transaction. We recorded this payment as goodwill.

In the first nine months of fiscal 2003, we paid $65.3 million for the purchase of Groupe Cartem Wilco Inc. (which we refer to as “Cartem Wilco”), and made additional payments to Athena Industries, Inc. and Advertising Display Company, Inc. totaling $1.1 million. In conjunction with these acquisitions, we assumed the following liabilities:

	Nine Months Ended
	June 30,	June 30,
	2004	2003
Fair value of assets acquired including goodwill	$1,287	$78,853
Cash paid	1,287	66,419

Liabilities assumed	$—	$12,434

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2004
(Unaudited)

Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS.” We own 65% of RTS and conduct our interior packaging products business through RTS. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum plasterboard liner, which we do not consolidate for purposes of our financial statements.

Note 1. Interim Financial Statements

Our independent auditors have not audited the accompanying condensed consolidated financial statements of the Company. We derived the condensed consolidated balance sheet at September 30, 2003 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine month periods ended June 30, 2004 and 2003, our financial position at June 30, 2004 and September 30, 2003, and our cash flows for the nine month periods ended June 30, 2004 and 2003.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “Fiscal 2003 Form 10-K”) and each of the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2003 and March 31, 2004.

The results for the three and nine months ended June 30, 2004 are not necessarily indicative of results that may be expected for the full year.

We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Investment in Corporate Joint Venture

During 2000, we formed a joint venture (“Seven Hills”) with Lafarge North America, Inc. (“Lafarge”). We contributed cash and a paper machine located at our Lynchburg, Virginia paper mill. Lafarge contributed cash. Subsequent to the formation of Seven Hills, the Company and Lafarge made additional cash contributions. We have invested a total of $23.0 million in Seven Hills as of June 30, 2004. We use the equity method to account for our 49% investment in Seven Hills. Under the equity method, we initially recorded our investment at cost, then subsequently reduced the recorded amount by distributions and increased or decreased the amount by our proportionate share of Seven Hills’ net earnings or losses. The partners of the joint venture guaranteed funding of Seven Hills’ net losses in relation to their proportionate share of ownership. Under the terms of the Seven Hills joint venture arrangement, Lafarge is required to purchase all of the gypsum plasterboard liner produced by Seven Hills. A Managing Board that has equal representation by Lafarge and the Company manages Seven Hills. We provide all labor, supervision, management, executive and administrative services necessary to operate Seven Hills. We also lease the land and building occupied by Seven Hills. Our share of cumulative losses by Seven Hills as of June 30, 2004 and 2003 was $1.6 million and $1.7 million, respectively. Under the terms of the joint venture agreement, Lafarge has the option to put, at an amount determined by a formula, its interest in Seven Hills to us at any time after the expiration of six years from March 29, 2001, the date that the Seven Hills’ paper machine was converted to produce gypsum plasterboard liner. Upon the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Consolidated Financial Statements under the heading “New Accounting Standards”), we determined that Seven Hills is a variable interest entity, but we are not its primary beneficiary. Accordingly, we will continue to account for Seven Hills using the equity method.

Note 3. New Accounting Standards

In December 2003, the Financial Accounting Standards Board (which we refer to as the “FASB”) released revised FASB Statement
No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (which we refer to as “SFAS 132R”). We adopted this standard as of January 1, 2004. SFAS 132R requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans, including new disclosures in interim financial reports. We have included the new interim disclosures in Note 13 to the Condensed Consolidated Financial Statements under the heading “Retirement Plans.” Our adoption of SFAS 132R did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued revised FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (which we refer to as “FIN 46R”). We adopted this interpretation on March 31, 2004 for any variable interest entities (which we refer to as “VIEs”) in which we hold a variable interest that we acquired before February 1, 2003. We have not acquired any variable interests since that date. The only VIE in which we believe we hold a variable interest is the Seven Hills joint venture with Lafarge that is discussed in Note 2 to the Condensed Consolidated Financial Statements under the heading “Investment in Corporate Joint Venture.”

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the recoverability of goodwill and property, plant and equipment as well as those that we use in the determination of taxation, insurance and restructuring. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Note 5. Comprehensive Income (Loss)

The following were the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income (loss)	$(3,726)	$7,212	$11,063	$19,612

Foreign currency translation adjustment	(2,369)	11,677	1,822	18,407
Unrealized loss on derivative instruments, net of tax	(210)	(141)	(182)	(243)

Total other comprehensive income (loss)	(2,579)	11,536	1,640	18,164

Comprehensive income (loss)	$(6,305)	$18,748	$12,703	$37,776

The change in other comprehensive income (loss) was primarily due to the fluctuation in the Canadian/U.S. dollar exchange rate and an increase in our overall investment in Canada as a result of our acquisition of Cartem Wilco in January 2003. The third quarter of fiscal 2004 was impacted as the exchange rate moved to 1.3339 at June 30, 2004 from 1.3111 at March 31, 2004. The third quarter of fiscal 2003 was impacted as the exchange rate moved to 1.3475 at June 30, 2003 from 1.4699 at March 31, 2003.

The nine months ended June 30, 2004 was impacted as the exchange rate moved to 1.3339 at June 30, 2004 from 1.3493 at September 30, 2003. The nine months ended June 30, 2003 was impacted as the exchange rate moved to 1.3475 at June 30, 2003 from 1.5870 at September 30, 2002.

Note 6. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$(4,076)	$7,853	$3,099	$19,929
Income (loss) from discontinued operations, net of tax	350	(641)	7,964	(317)

Net income (loss)	$(3,726)	$7,212	$11,063	$19,612

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	34,966	34,307	34,835	34,225
Effect of dilutive stock options and restricted stock awards	—	419	573	394

Denominator for diluted earnings (loss) per share - weighted average shares and assumed conversions	34,966	34,726	35,408	34,619

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.23	$0.09	$0.58
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	0.23	(0.01)

Net income (loss) per share - basic	$(0.11)	$0.21	$0.32	$0.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.23	$0.09	$0.58
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	0.22	(0.01)

Net income (loss) per share - diluted	$(0.11)	$0.21	$0.31	$0.57

We had a net loss from continuing operations for the three months ended June 30, 2004. In applying the treasury stock method for that period, we have not included the dilutive effect of stock options and awards in the denominator because the effect would be antidilutive. There were 542 shares of dilutive stock options and awards excluded from the denominator for the three months ended June 30, 2004.

Note 7. Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $21.3 million and $27.1 million for the third quarter of fiscal 2004 and the nine months ended June 30, 2004, respectively. We recorded pre-tax charges of $0.6 million and $0.9 million for the third quarter of fiscal 2003 and the nine months ending June 30, 2003, respectively. We discuss these charges in more detail below.

Fiscal 2004

Quarter Ended June 30, 2004

During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard product converting lines at our Aurora, Illinois facility and recorded a pre-tax charge of $4.3 million. The charge consisted of an asset impairment charge of $3.6 million to reduce the undepreciated cost of the equipment to its estimated fair value less cost to sell, severance and other employee costs of $0.5 million, and a pension curtailment of $0.2 million. We expect to terminate the employment of approximately 93 employees. We estimate that laminated paperboard products sales at the facility for the nine-month periods ended June 30, 2004 and June 30, 2003 were approximately $14.5 million and $12.5 million, respectively. We cannot separately identify operating losses from these products lines because the facility manufactures other items and utilizes shared services. However, we estimate pre-tax operating losses of laminated paperboard products at the facility for the same nine-month periods were approximately $3.8 million and $2.3 million, respectively. We do not anticipate consolidating the majority of the sales from these products lines into our other facilities.

We announced the closure of our Otsego, Michigan, recycled paperboard mill on July 7, 2004. We recorded a $14.6 million pre-tax charge in the third quarter of fiscal 2004 that consisted of an asset impairment charge of $13.9 million to write down the equipment and facility to fair value, $0.4 million for property, plant and equipment related parts and supplies, and a pension curtailment of $0.3 million. We expect to terminate the employment of approximately 108 employees. We did not record severance in the third quarter of fiscal 2004 because we had not yet communicated the plan to the employees. We expect to record severance of $1.0 million in the fourth quarter of fiscal 2004. A significant portion of the capacity of this facility supported the laminated paperboard product facilities we closed this fiscal year. We expect to shift approximately one third of the volume of this facility to our remaining recycled paperboard facilities. Net sales at the facility for the nine-month period ended June 30, 2004 and June 30, 2003 were approximately $5.4 million and $6.2 million, respectively. Pre-tax operating losses at the facility for the same nine-month periods were approximately $2.9 million and $0.6 million, respectively.

During the quarter, we consolidated our laminated paperboard products division and mill division under common management and reduced the size of the combined divisional staffs. We refer to the combined division as the paperboard division. We recorded a charge of $0.5 million in the quarter for severance and other employee costs.

In connection with the shutdown of the laminated paperboard product converting lines at our Aurora, Illinois facility and our decision to close our Otsego, Michigan, facility we completed step 1 of the impairment test for the paperboard division as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” and determined the goodwill of the paperboard division was not impaired.

In addition, we recorded a variety of charges in the quarter primarily from previously announced facility closures totaling $1.1 million. The charges consisted primarily of $0.8 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of carrying costs.

During the third quarter of fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We recorded expenses of $0.8 million in connection with this project. We expect to complete the reorganization process over the next two quarters at an additional cost of approximately $0.6 million.

We expect to incur future restructuring and other costs of $3.8 million related to our previously announced initiatives, including the amounts disclosed above. These costs will primarily consist of $1.4 million for severance and other employee costs, $0.6 million for tax reorganization expenses, $0.5 million for equipment removal and relocation costs, $0.5 million for facility carrying costs, and $0.8 million for other expenses.

Nine Months Ended June 30, 2004

During the nine months ended June 30, 2004, we recorded a pre-tax charge of $27.1 million. The charge consisted primarily of the following: $14.6 million for the closure of our Otsego facility; $4.3 million for the closure of laminated paperboard product converting lines at our Aurora facility; $7.8 million for the closure of our Wright City, Missouri, laminated paperboard products facility that consisted of an asset impairment charge of $6.7 million to record the equipment and facility at their estimated fair value less cost to sell, a goodwill impairment charge of $0.2 million, severance and other employee costs of $0.4 million, and other costs of $0.5 million.

During the period, we also recorded a $1.8 million pre-tax gain on the sale of our Mundelein, Illinois, merchandising displays facility site; reduced the size of the paperboard division staff and recorded a charge of $0.5 million for severance and other employee costs; recorded a charge of $0.8 million in connection with a project to review our corporate structure and reorganize our subsidiaries; and incurred a variety of charges totaling $0.9 million primarily from previously announced closures. These charges consisted primarily of $0.6 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of carrying costs.

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of operations for the nine months ended June 30, 2004 (in thousands):

	Reserve at	Restructuring		Adjustment	Reserve at
	September 30, 2003	Charges	Payments	to Accrual	June 30, 2004
Severance and other employee costs	$160	$1,399	$(607)	$—	$952
Other	10	125	(19)	—	116

Total Restructuring	$170	$1,524	$(626)	$—	$1,068

Property, plant and equipment impairment loss		24,655
Gain on sale of property, plant and equipment		(1,906)
Tax restructuring project		771
Property, plant and equipment related parts and supplies		500
Pension curtailment		644
Equipment relocation		301
Goodwill impairment		244
Carrying costs		182
Other		150

Total restructuring and other costs		$27,065

Fiscal 2003

Quarter Ended June 30, 2003

During the third quarter of fiscal 2003, we recorded a pre-tax charge of $0.6 million. The charge consisted primarily of $0.4 million for equipment relocation charges with $0.2 million at our Mundelein, Illinois, merchandising displays facility, $0.1 million at our Dallas, Texas, paperboard mill, and $0.1 million at our Vineland, New Jersey, laminated paperboard product converting operation; and $0.2 million for equipment impairment at our St. Paul, Minnesota, folding carton facility.

Nine Months Ended June 30, 2003

During the nine months ended June 30, 2003, we recorded a pre-tax charge of $0.9 million, net of a gain for accrual adjustments of $1.1 million on previously announced facility closings. The $1.1 million gain resulted primarily from $0.3 million in accrual reversals for excess employee severance and other employee benefits, due primarily to voluntary employee terminations and employees who worked longer than planned in the notice period at our Vineland facility and $0.8 million in accrual reversals resulting from the earlier than planned sales of property and reduced costs associated with our Augusta, Georgia, folding carton facility ($0.2 million), our El Paso, Texas, folding carton facility ($0.1 million) and our Vineland facility ($0.5 million). Partially offsetting these accrual adjustments were $2.0 million of charges from previously announced facility closures consisting primarily of the following: a $1.6 million charge for equipment relocation expenses primarily associated with our facilities at Vineland ($0.8 million), El Paso ($0.3 million), Mundelein ($0.2 million), and Dothan ($0.2 million), and at other facilities ($0.1 million); a $0.4 million charge for the equipment impairment at our St. Paul, Minnesota, folding carton facility; a net gain of $0.5 million on the sale of property and equipment at our Vineland facility; a charge of $0.2 million for the loss on the sale of property and equipment at our Augusta facility; and other costs of $0.3 million.

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of operations for the nine months ended June 30, 2003 (in thousands):

	Reserve at	Restructuring		Adjustment	Reserve at
	September 30, 2002	Charges	Payments	to Accrual	June 30, 2003
Severance and other employee costs	$2,560	$96	$(2,284)	$(331)	$41
Facility carrying costs	770	—	(248)	(514)	8
Other	605	—	(241)	(250)	114

Total Restructuring	$3,935	96	$(2,773)	$(1,095)	$163

Adjustment to accrual		(1,095)
Property, plant and equipment impairment loss and gain on sale		(235)
Equipment relocation		1,601
Personnel relocation		166
Other		378

Total restructuring and other costs		$911

Note 8. Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging products division and the sale of certain assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging products division transaction closed effective October 27, 2003 and we received proceeds of approximately $59.0 million. As a result of the transaction, we recorded an after-tax gain of approximately $7.1 million. In the third quarter of fiscal 2004, we reached agreement with the purchaser of the plastic packaging products division on the final working capital adjustment and, as a result, we recorded an after-tax gain of approximately $0.4 million. The sale of certain Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received proceeds of approximately $2.9 million.

We expect to incur additional expenses totaling approximately $0.1 million in the fourth quarter of fiscal 2004 primarily related to severance and other related employee costs for employees required to render future service as part of the plastic packaging products division sale. We are expensing these costs ratably over the future service period, which we expect to expire in the fourth quarter of fiscal 2004.

Note 9. Stock Option Plans

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (which we refer to as “APB 25”), and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we generally recognize no compensation expense.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (which we refer to as “SFAS 123”), requires disclosure of pro forma information regarding net income and earnings per share. SFAS 123 also requires that we determine the information as if we had accounted for our employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. We estimated, at the date of grant, the fair values for the options we granted subsequent to September 30, 1995, using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Expected Term in Years	7	8	7	8
Expected Volatility	43.8%	45.8%	43.8%	45.8%
Risk-Free Interest Rate	1.3%	0.9%	1.3%	0.9%
Dividend Yield	2.2%	2.3%	2.2%	2.3%

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(3,726)	$7,212	$11,063	$19,612
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(656)	(952)	(1,989)	(2,152)

Pro forma net income (loss)	$(4,382)	$6,260	$9,074	$17,460

Earnings (loss) per share:
Basic – as reported	$(0.11)	$0.21	$0.32	$0.57

Basic – pro forma	$(0.13)	$0.18	$0.26	$0.51

Diluted – as reported	$(0.11)	$0.21	$0.31	$0.57

Diluted – pro forma	$(0.13)	$0.18	$0.26	$0.50

We had a net loss from continuing operations for the three months ended June 30, 2004. In applying the treasury stock method for that period, we have not included the dilutive effect of stock options and awards in the denominator because the effect would be antidilutive.

Note 10. Inventories

We state substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. We value all other inventories at the lower of cost or market and determine cost using methods that approximate cost computed on a first-in, first-out (FIFO) basis. It is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we must base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs.

Inventories were as follows (in thousands):

	June 30,	September 30,
	2004	2003
Finished goods and work in process	$96,076	$91,751
Raw materials	40,761	37,675
Supplies	13,298	13,246

Inventories at FIFO cost	150,135	142,672
LIFO reserve	(25,882)	(24,258)

Net inventories	$124,253	$118,414

Note 11. Assets and Liabilities Held for Sale

The assets we recorded as held for sale at June 30, 2004 consisted of property, plant and equipment from a variety of plant closures. The assets we recorded as held for sale at September 30, 2003 were our plastic packaging products division’s assets and liabilities, and some of the assets and liabilities from the our Cartem Wilco acquisition, which we recorded at fair value less costs to sale. During the first quarter of fiscal 2004, we sold in separate transactions our plastic packaging products division and certain Cartem Wilco assets and liabilities, as discussed in Note 8 to the Condensed Consolidated Financial Statements under the heading “Discontinued Operations.”

Assets and liabilities held for sale were as follows (in thousands):

	June 30,	September 30,
	2004	2003
Accounts receivable (net of allowances of $0 and $230)	$—	$8,959
Inventories	—	9,744
Property, plant and equipment	1,607	33,910
Other assets	—	90

Current assets held for sale	$1,607	$52,703

Accounts payable	$—	$4,356

Accrued compensation and benefits	—	1,112
Other current liabilities	—	2,019

Current liabilities held for sale	$—	$7,487

Note 12. Debt

Debt, excluding the realized interest rate swap gains and the mark-to-market value of interest rate swaps totaling $9.6 million and $23.9 million, respectively, consisted of the following (in thousands):

	June 30,	September 30,
	2004	2003
5.625% notes, due March 2013, net of unamortized discount of $219 and $238(a)	$99,781	$99,762
8.20% notes, due August 2011, net of unamortized discount of $484 and $536(b)	249,516	249,464
7.25% notes, due August 2005, net of unamortized discount of $13 and $25(c)	84,987	99,975
Asset securitization facility(d)	—	9,000
Industrial development revenue bonds, bearing interest at variable rates (2.45% at June 30, 2004 and 2.54% at September 30, 2003), due through October 2036(e)	30,120	37,400
Revolving credit facility(f)	—	3,500
Other notes	2,543	2,863

	466,947	501,964
Less current maturities of debt	420	12,927

Long-term debt due after one year	$466,527	$489,037

(a)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (which we refer to as the “2013 Notes”). The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (which we refer to as the “2011 Notes”). The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We issued the 2011 Notes at a discount of $0.7 million, which we are amortizing over the term of the 2011 Notes. We are also amortizing debt issuance costs of approximately $2.1 million over the term of the 2011 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(c)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005 (which we refer to as the “2005 Notes”). The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.9 million over the term of the 2005 Notes. In May 1995, we entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued in August 1995. We are also amortizing the costs associated with the interest rate adjustment transaction of $1.5 million over the term of the 2005 Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%. During the quarter ended June 30, 2004, we purchased $15.0 million of our 2005 Notes at an average price of 105.8% of par value, or $0.9 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 102.8% of par value, or $0.4 million over par value.

(d)	In November 2000, we entered into a $125.0 million receivables-backed financing transaction (the “Asset Securitization Facility”). A bank provides a back-up liquidity facility. We had no outstanding borrowing under this facility as of June 30, 2004. The effective interest rate, which consists of an average commercial paper rate for the period and a fee for the used and unused portion of the facility, was 2.10% as of September 30, 2003. Both the Asset Securitization Facility and the back-up liquidity facility are 364-day vehicles. Our Asset Securitization Facility was scheduled to expire on March 29, 2004. We extended the facility until April 29, 2004. On April 29, 2004, we renewed the facility through March 28, 2005, and reduced the size of the facility from $125.0 million to $75.0 million.

(e)	Payments of principal and interest on these industrial development revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictive covenants similar to those described in note (f) below exist under the terms of the letter of credit agreements. These bonds are remarketed periodically based on the interest rate period selected by us. In the event these bonds cannot be remarketed, the bank has agreed to extend long-term financing to us in an amount sufficient to retire the bonds. These bonds are secured by the underlying assets. During the quarter ended June 30, 2004, we redeemed $7.3 million of these bonds.

(f)	In March 2003, we amended our revolving credit facility, provided by a syndicate of banks, to reduce the size of the facility from $300.0 million to $125.0 million. On May 3, 2004, we reduced the size of our Revolving Credit Facility from $125.0 million to $75.0 million. The revolving credit facility expires at the end of June 2005 and we currently expect to enter into either a new or amended revolving credit facility by the end of this calendar year in advance of the maturity of our 2005 Notes in August 2005. Combined credit availability under the Asset Securitization Facility and the revolving credit facility exceeds $100.0 million as of June 30, 2004. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the ratio of our consolidated funded debt to a financial measure referred to as EBITDA in the documentation for our revolving credit facility. The overnight borrowing rate, plus credit spread, and facility fee, at June 30, 2004 were 2.625% and 0.25% respectively. The overnight borrowing rate plus credit spread, and facility fee, at September 30, 2003 were 2.25% and 0.25%, respectively. The agreements covering this facility include restrictive covenants regarding the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. We are in compliance with these restrictions.

Note 13. Retirement Plans

The following table represents a summary of the components of net pension cost (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Service cost	$2,220	$1,814	$6,804	$5,443
Interest cost	4,334	4,031	13,001	12,092
Expected return on plan assets	(4,107)	(4,225)	(12,240)	(11,803)
Amortization of prior service cost	12	13	37	38
Amortization of net loss	1,607	703	4,922	2,109
Pension curtailment	544	—	644	—

Company defined benefit plan expense	4,610	2,336	13,168	7,879
Multi-employer plans for collective bargaining employees	111	100	335	249

Net pension cost	$4,721	$2,436	$13,503	$8,128

During the nine months ended June 30, 2004, we contributed $19.6 million to our retirement plans in order to maintain 90% funded status according to Internal Revenue Service guidelines. During that period, we also reimbursed $0.1 million of expenses to our plans. During the nine months ended June 30, 2003, we contributed $22.7 million to our retirement plans.

Note 14. Commitments and Contingencies

Environmental

We previously disclosed that we entered into an administrative consent order pursuant to which we were making improvements to the wastewater treatment system at our paperboard mill in Otsego, Michigan. On July 7, 2004, we announced that we closed the Otsego mill. We now anticipate that our total costs with respect to the wastewater treatment system will be $1.0 million less than we previously estimated would be necessary to improve the system because we will no longer be required to install a new biological treatment system. We estimate that the total cost of the wastewater treatment system project at the Otsego mill, including upgrades to date and costs to shut down the system, will total approximately $2.5 million. As of June 30, 2004, we had incurred $2.2 million to upgrade the wastewater treatment system at the Otsego mill. We have accrued the remaining $0.3 million.

Seven Hills Arbitration

We have agreed with Lafarge, our partner in the Seven Hills joint venture, to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine certain amounts that we are entitled to recover from Seven Hills for certain services that we rendered to Seven Hills. We expect the arbitration to commence during the second quarter of fiscal 2005. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially affect our financial results.

Guarantees

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

Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants as well as specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of the agreements that were issued or modified after December 31, 2002, our specified maximum aggregate potential liability on an undiscounted basis is approximately $6.0 million, other than with respect to certain specified liabilities, including liabilities relating to environmental matters, with respect to which there is no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.2 million. Accordingly, we have recorded a liability for that amount.

Note 15. Tax Provision

Our provision for income taxes for the quarter ended June 30, 2004 was a tax benefit of $7.1 million compared to income tax expense of $5.0 million for the quarter ended June 30, 2003. In the current quarter, we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in an income tax benefit recorded in the quarter of $2.7 million. Approximately $1.5 million of the income tax benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The amendments related to certain income apportionment factors and a correction of an allocation of intercompany charges. The amounts reflected in these amendments were not material to our results of operations for any of the past three fiscal years; therefore, we adjusted our results and are disclosing the change in the current period. The remaining $1.2 million tax benefit relates to a reduction in the deferred tax valuation allowance for net operating loss carry-forwards (“NOLs”) that we had previously concluded were not realizable. We anticipate that the restructuring will allow us to realize the benefit of these NOLs in future years.

Note 16. Subsequent Events

We announced the closure of our Otsego, Michigan, recycled paperboard mill effective July 7, 2004. We recorded a $14.6 million pre-tax charge in the third quarter of fiscal 2004 that consisted primarily of an asset impairment charge to write down the equipment and facility to fair value.

On June 13, 2004, the Steel Workers Union notified us that the union employees at our Aurora, Illinois laminated facility were going on strike. The employees returned to work on July 6, 2004. We incurred expenses and lost revenue totaling approximately $0.3 million during the third quarter of fiscal 2004 as a result of the strike.

Note 17. Segment Information

The following table shows certain operating data for our three industry segments (in thousands). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses. These items include elimination of intercompany profit, restructuring and other costs and certain corporate expenses.

In April 2004, we consolidated our laminated paperboard products division and mill division under common management. We refer to the combined division as the paperboard division. The paperboard division now consists of the previously consolidated specialty paperboard division, the former coated paperboard division and the former laminated paperboard products division. As part of this reorganization, we moved our Macon, Georgia, drum manufacturing facility into the corrugated packaging division. We have restated our segment data as a result of these actions.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net sales (aggregate):
Packaging Products	$231,526	$210,180	$672,173	$580,134
Merchandising Displays and Corrugated Packaging	75,841	71,738	226,799	212,935
Paperboard	138,560	128,855	402,964	379,515

Total	$445,927	$410,773	$1,301,936	$1,172,584

Less net sales (intersegment):
Packaging Products	$605	$791	$2,479	$2,371
Merchandising Displays and Corrugated Packaging	1,227	1,044	3,485	3,394
Paperboard	46,814	40,706	132,581	118,504

Total	$48,646	$42,541	$138,545	$124,269

Net sales (unaffiliated customers):
Packaging Products	$230,921	$209,389	$669,694	$577,763
Merchandising Displays and Corrugated Packaging	74,614	70,694	223,314	209,541
Paperboard	91,746	88,149	270,383	261,011

Total	$397,281	$368,232	$1,163,391	$1,048,315

Segment income:
Packaging Products	$11,455	$10,503	$28,072	$24,899
Merchandising Displays and Corrugated Packaging	5,940	6,671	19,000	18,852
Paperboard	2,342	5,603	7,121	16,661

Total segment income	19,737	22,777	54,193	60,412
Restructuring and other costs	(21,317)	(648)	(27,065)	(911)
Other non-allocated expenses	(2,154)	(966)	(6,080)	(3,959)
Interest expense	(5,907)	(7,367)	(17,682)	(20,393)
Interest and other income (loss)	(478)	(61)	(274)	44
Minority interest in income of consolidated subsidiary	(1,036)	(849)	(2,512)	(2,371)

Income (loss) from continuing operations before income taxes	$(11,155)	$12,886	$580	$32,822

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and in each of the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2003, and March 31, 2004, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2003 Form 10-K and in each such Quarterly Report on Form 10-Q. The table in Note 17 to the condensed consolidated financial statements shows certain operating data for our three industry segments.

Overview

The trends in sales volume for most of our major businesses were positive in the third quarter of fiscal 2004 compared to the same period last year. Net sales increased in each of our segments for the three and nine months ended June 30, 2004 despite a pricing environment for our products that remains highly competitive. In our Packaging Products segment, folding carton division sales increased due to growth in our business that was not attributable to acquisitions during the period (which we refer to as our “base business”) and growth arising from our acquisitions that we completed during fiscal 2003. In the current margin environment for our folding carton division, pricing pressure significantly offset the contribution from increased net sales. We expect this trend to continue during our next fiscal year. Net sales in our Packaging Products segment from our interior packaging division increased due to increased volume net of decreased pricing. We expect net sales for this division to show a modest gain in the fourth fiscal quarter. Net sales of merchandising displays increased primarily due to strong demand and sales to new customers as we expanded our presence in the North American display business. The market for merchandising displays continues to reflect price competitiveness through more frequent bidding for business and increased demand for lower cost displays with more economical designs. We continue to expand that business platform by broadening our permanent and multi-material display capabilities as well as developing theft deterrent solutions for high theft products that are sold in various classes of retailers. These theft deterrent solutions are in various stages of development. Our corrugated packaging division net sales increased in the third quarter of fiscal 2004 due to increased volume. Our Paperboard segment net sales increased during the third quarter of fiscal 2004 primarily as a result of higher selling prices and increased volumes. We announced board price increases that seek to recover higher costs we have experienced in areas such as fiber, energy, chemicals, and pension expense. These increases began to take effect in April 2004. Our average selling price increased $15 per ton compared to the second quarter of fiscal 2004. We expect to see continued modest price improvement over the course of the fourth quarter of fiscal 2004.

The increase in cost of goods sold as a percentage of sales we have experienced during fiscal 2004 resulted primarily from increases in fiber, energy, and freight costs at our recycled paperboard mills. The higher energy costs continue to be driven by higher natural gas prices.

During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard product converting lines at our Aurora, Illinois, facility. We do not anticipate consolidating the majority of the sales from these products into our remaining facilities. We will continue to manufacture specialty recycled paperboard and solid fiber book and binder products at the facility. We announced the closure of our Otsego, Michigan, recycled paperboard mill effective July 7, 2004. We expect to shift approximately 35,000 tons, approximately one third of the volume of this facility, to our remaining recycled paperboard facilities. Our strategy in operating these facilities had been to recover as much cash as possible from the operations. We closed these facilities primarily when we concluded that the operations were no longer cash positive. Operating losses at our Aurora facility, with respect to its laminated paperboard products operations, and at our Otsego mill for the nine month period ended June 30, 2004 were $3.8 million and $2.9 million, respectively. As a result of these closures we expect greater capacity utilization, reduced costs and more efficient production operations that will be accretive to earnings.

We expect our annual pension cost will increase from approximately $11 million in fiscal 2003 to approximately $17 million in fiscal 2004, primarily due to two factors. Costs increased $3.4 million because we reduced our assumed discount rate from 7.25% to 6.50% on September 30, 2003. Our net pension cost also increased $2.9 million due to negative market returns in recent years.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30	Quarter	Year
2003	$329.8	$350.3	$368.2	$1,048.3	$385.0	$1,433.3
2004	$366.1	$400.0	$397.3	$1,163.4	—	—
% Change	11.0%	14.2%	7.9%	11.0%	—	—

The increase in net sales for the quarter ended June 30, 2004 compared to the comparable prior year quarter occurred primarily due to a net sales increase of 11.6% in our folding carton business. We also experienced increased net sales in our Paperboard segment (7.5%) and Merchandising Displays and Corrugated Packaging segment (5.7%).

The increase in net sales for the nine months ended June 30, 2004 compared to the prior year period occurred primarily due to strong net sales increases in our folding carton division (19.1%), Merchandising Displays and Corrugated Packaging segment (6.5%), and Paperboard segment (6.2%).

We have provided further information regarding factors that impacted net sales in the segment discussions included below under the heading “Results of Operations (Segment Data).”

Cost of Goods Sold

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30	Quarter	Year
2003	$267.9	$287.2	$299.9	$855.0	$313.5	$1,168.5
(% of Net Sales)	81.2%	82.0%	81.4%	81.6%	81.4%	81.5%
2004	$304.4	$332.0	$331.5	$967.9	—	—
(% of Net Sales)	83.1%	83.0%	83.4%	83.2%	—	—

The increase in cost of goods sold as a percentage of sales for the quarter ended June 30, 2004 compared to the comparable prior year quarter resulted primarily from increased fiber and energy costs at our recycled paperboard mills amounting to $5.6 million (1.4% of net sales), and $1.5 million (0.4% of net sales), respectively. Energy costs continued to be driven by higher natural gas prices. Across our businesses we also experienced increased pension, group insurance, and freight expenses of $0.6 million (0.2% of net sales), $1.2 million (0.3% of net sales), and $2.1 million (0.5% of net sales), respectively, compared to the prior year quarter. The increase in freight is primarily due to increased volumes associated with our increased net sales, and to a lesser degree increased fuel surcharges. We have foreign currency transaction risk primarily due to our operations in Canada. The impact in the third quarter of fiscal 2004 compared to the prior year quarter reduced costs of goods sold by $0.9 million (0.2% of net sales).

The increase in cost of goods sold as a percentage of sales for the nine months ended June 30, 2004 compared to the same period last year resulted primarily from increased fiber and energy costs at our recycled paperboard mills amounting to $11.3 million (1.0% of net sales), and $7.9 million (0.7% of net sales), respectively. Energy costs continue to be driven by higher natural gas prices. In fiscal 2003, we hedged most of our winter requirements for natural gas purchases at a NYMEX equivalent price of less than $3.50 per MMBtu (million British thermal units). In fiscal 2004, we hedged approximately two-thirds of our winter energy purchases at a NYMEX equivalent price of approximately $5.20 per MMBtu that resulted in a small benefit compared to the winter spot prices. Across our businesses we also experienced increased pension, group insurance, and freight expenses of $2.9 million (0.2% of net sales), $2.6 million (0.2% of net sales), and $4.5 million (0.4% of net sales), respectively, during the nine-month period compared to the prior year period. The increase in freight is primarily due to increased volumes associated with our increased net sales, and to a lesser degree increased fuel surcharges. We have foreign currency transaction risk primarily due to our operations in Canada. The impact for the nine months ended June 30, 2004 compared to the same period last year reduced costs of goods sold by $1.0 million (0.1% of net sales). We have provided further information regarding factors that impacted cost of goods sold in the segment discussions included below under the heading “Results of Operations (Segment Data).”

We value substantially all of our U.S. inventories at the lower of cost or market. For such purposes, we determine cost on the last-in, first-out (LIFO) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in, first-out (FIFO) inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite. Our quarterly results of operations reflect LIFO estimates based on management’s projection of expected year-end inventory levels and costs.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.

	Three months ended June 30,				Nine months ended June 30,
	2004		2003		2004		2003
(In Millions)	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$331.5	$330.7	$299.8	$299.3	$967.9	$967.0	$855.0	$854.6
Net income (loss)	(3.7)	(3.2)	7.2	7.5	11.1	11.9	19.6	19.8

Gross Profit

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30	Quarter	Year
2003	$61.9	$63.0	$68.4	$193.3	$71.6	$264.9
(% of Net Sales)	18.8%	18.0%	18.6%	18.4%	18.6%	18.5%
2004	$61.7	$68.0	$65.8	$195.5	—	—
(% of Net Sales)	16.9%	17.0%	16.6%	16.8%	—	—

For a discussion of factors that impacted our gross profit, see the discussion included above and below under the headings “Results of Operations (Consolidated) - Net Sales (Unaffiliated Customers),” “Results of Operations (Consolidated) - Cost of Goods Sold” and “Results of Operations (Segment Data).”

Selling, General and Administrative Expenses

	First	Second	Third	Nine Months	Fourth	Fiscal
($In Millions)	Quarter	Quarter	Quarter	Ended June 30	Quarter	Year
2003	$47.0	$43.0	$46.5	$136.5	$48.1	$184.6
(% of Net Sales)	14.3%	12.3%	12.6%	13.0%	12.5%	12.9%
2004	$48.0	$51.1	$48.5	$147.6	—	—
(% of Net Sales)	13.1%	12.8%	12.2%	12.7%	—	—

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the quarter ended June 30, 2004 compared to the same quarter last year primarily due to our focus on reducing our costs, which did not increase proportionately with our sales during the 2004 quarter. Pension and group insurance expenses were $1.4 million and $1.1 million higher, respectively, in the current quarter as compared to the same quarter of the prior year. Somewhat offsetting these increases was employee bonus expense that was $1.9 million lower than the same quarter of the prior year. We accrue bonuses based on progress achieved with respect to certain predefined targets.

SG&A expenses decreased as a percentage of net sales in the nine months ended June 30, 2004 compared to the same period last year. SG&A expenses were $11.1 million higher than the prior year as a result of increases in bad debt expense, pension expense, sales commissions and the amortization of certain identifiable intangible assets which were $2.9 million, $2.2 million, $1.9 million and $1.3 million, respectively, higher than during the same period last year. Offsetting these items during the current period were travel and entertainment expenses and consulting expenses that were $1.5 million and $1.1 million, respectively, lower than the prior year. Bad debt expense increased due to the declining credit quality of certain customers, the size of our credit exposure to individual customers, and customer bankruptcies. Commissions expense increased because of increased sales, primarily in our folding carton business, which was due, in part, to acquisitions. Amortization of identifiable intangible assets increased primarily due to the fiscal 2003 acquisitions. Travel and entertainment expenses decreased as a result of our continued focus on controlling costs. Consulting expenditures were higher in fiscal 2003 due to our merchandising displays division’s enterprise application integration system project.

Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $21.3 million and $27.1 million for the third quarter of fiscal 2004 and the nine months ended June 30, 2004, respectively. We recorded pre-tax charges of $0.6 million and $0.9 million for the third quarter of fiscal 2003 and the nine months ending June 30, 2003, respectively. We discuss these charges in more detail below.

Fiscal 2004

Quarter Ended June 30, 2004

During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard product converting lines at our Aurora, Illinois facility and recorded a pre-tax charge of $4.3 million. The charge consisted of an asset impairment charge of $3.6 million to reduce the undepreciated cost of the equipment to its estimated fair value less cost to sell, severance and other employee costs of $0.5 million, and a pension curtailment of $0.2 million. We expect to terminate the employment of approximately 93 employees. We estimate that laminated paperboard products sales at the facility for the nine-month period ended June 30, 2004 and June 30, 2003 were approximately $14.5 million and $12.5 million, respectively. We cannot separately identify operating losses from these products lines because the facility manufactures other items and utilizes shared services. However, we estimate pre-tax operating losses of laminated paperboard products at the facility for the same nine-month periods were approximately $3.8 million and $2.3 million, respectively. We do not anticipate consolidating the majority of the sales from these products lines into our other facilities.

We announced the closure of our Otsego, Michigan, recycled paperboard mill on July 7, 2004. We recorded a $14.6 million pre-tax charge in the third quarter of fiscal 2004 that consisted of an asset impairment charge of $13.9 million to write down the equipment and facility to fair value, $0.4 million for property, plant and equipment related parts and supplies, and a pension curtailment of $0.3 million. We expect to terminate the employment approximately 108 employees. We did not record severance in the third quarter of fiscal 2004 because we had not yet communicated the plan to the employees. We expect to record severance of $1.0 million in the fourth quarter of fiscal 2004. A significant portion of the capacity of this facility supported the laminated paperboard product facilities we closed this fiscal year. We expect to shift approximately one third of the volume of this facility to our remaining recycled paperboard facilities. Net sales at the facility for the nine-month period ended June 30, 2004 and June 30, 2003 were approximately $5.4 million and $6.2 million, respectively. Pre-tax operating losses at the facility for the same nine-month periods were approximately $2.9 million and $0.6 million, respectively.

During the quarter, we consolidated our laminated paperboard products division and mill division under common management and reduced the size of the combined divisional staffs. We refer to the combined division as the paperboard division. We recorded a charge of $0.5 million in the quarter for severance and other employee costs.

In connection with the shutdown of the laminated paperboard product converting lines at our Aurora, Illinois facility and our decision to close our Otsego, Michigan, facility we completed step 1 of the impairment test for the paperboard division as required under SFAS 142 and determined the goodwill of the paperboard division was not impaired.

In addition, we recorded a variety of charges in the quarter primarily from previously announced facility closures totaling $1.1 million. The charges consisted primarily of $0.8 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of carrying costs.

During the third quarter of fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We recorded expenses of $0.8 million in connection with this project. We expect to complete the reorganization process over the next two quarters at an additional cost of approximately $0.6 million.

We expect to incur future restructuring and other costs of $3.8 million related to our previously announced initiatives, including the amounts disclosed above. These costs will primarily consist of $1.4 million for severance and other employee costs, $0.6 million for tax reorganization expenses, $0.5 million for equipment removal and relocation costs, $0.5 million for facility carrying costs, and $0.8 million for other expenses.

Nine Months Ended June 30, 2004

During the nine months ended June 30, 2004, we recorded a pre-tax charge of $27.1 million. The charge consisted primarily of the following: $14.6 million for the closure of our Otsego facility; $4.3 million for the closure of laminated paperboard product converting lines at our Aurora facility; $7.8 million for the closure of our Wright City, Missouri, laminated paperboard products facility that consisted of an asset impairment charge of $6.7 million to record the equipment and facility at their estimated fair value less cost to sell, a goodwill impairment charge of $0.2 million, severance and other employee costs of $0.4 million, and other costs of $0.5 million.

During the period, we also recorded a $1.8 million pre-tax gain on the sale of our Mundelein, Illinois, merchandising displays facility site; reduced the size of the paperboard division staff and recorded a charge of $0.5 million for severance and other employee costs; recorded a charge of $0.8 million in connection with a project to review our corporate structure and reorganize our subsidiaries; and incurred a variety of charges totaling $0.9 million primarily from previously announced closures. These charges consisted primarily of $0.6 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of carrying costs.

Fiscal 2003

Quarter Ended June 30, 2003

During the third quarter of fiscal 2003, we recorded a pre-tax charge of $0.6 million. The charge consisted primarily of $0.4 million for equipment relocation charges with $0.2 million at our Mundelein, Illinois, merchandising displays facility, $0.1 million at our Dallas, Texas, paperboard mill, and $0.1 million at our Vineland, New Jersey, laminated paperboard product converting operation; and $0.2 million for equipment impairment at our St. Paul, Minnesota, folding carton facility.

Nine Months Ended June 30, 2003

During the nine months ended June 30, 2003, we recorded a pre-tax charge of $0.9 million, net of a gain for accrual adjustments of $1.1 million on previously announced facility closings. The $1.1 million gain resulted primarily from $0.3 million in accrual reversals for excess employee severance and other employee benefits, due primarily to voluntary employee terminations and employees who worked longer than planned in the notice period at our Vineland facility and $0.8 million in accrual reversals resulting from the earlier than planned sales of property and reduced costs associated with our Augusta, Georgia, folding carton facility ($0.2 million), our El Paso, Texas, folding carton facility ($0.1 million) and our Vineland facility ($0.5 million). Partially offsetting these accrual adjustments were $2.0 million of charges from previously announced facility closures consisting primarily of the following: a $1.6 million charge for equipment relocation expenses primarily associated with our facilities at Vineland ($0.8 million), El Paso ($0.3 million), Mundelein ($0.2 million), and Dothan ($0.2 million), and at other facilities ($0.1 million); a $0.4 million charge for the equipment impairment at our St. Paul, Minnesota folding carton facility; a net gain of $0.5 million on the sale of property and equipment at our Vineland facility; a charge of $0.2 million for the loss on the sale of property and equipment at our Augusta facility; and other costs of $0.3 million.

Unconsolidated Joint Venture

During the quarter ended June 30, 2004, our Seven Hills joint venture reported income of $0.3 million compared to a $0.1 million loss for the same quarter last year. Seven Hills is structured so that we earn our primary income in fees paid by Seven Hills to our paperboard division, which we recorded in our Paperboard segment income. We calculate the gains and losses that we recognize from Seven Hills based upon how it performs versus benchmark performance standards that are set forth in the joint venture agreement. The favorable increase compared to the prior year quarter was due to increased production levels and operational efficiencies in the current year quarter.

During the nine months ended June 30, 2004, Seven Hills reported income of $0.2 million compared to a $0.4 million loss for the same period last year.

We have agreed with Lafarge to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine certain amounts that we are entitled to recover from Seven Hills for certain services that we render to Seven Hills. We expect the arbitration to commence during the second quarter of fiscal 2005. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially affect our financial results.

Interest Expense

Interest expense for the quarter ended June 30, 2004 decreased 19.8% to $5.9 million from $7.4 million for the quarter ended June 30, 2003. The decrease was primarily attributable to both lower interest rates, which we believe lowered interest expense by $1.2 million, and a decrease in our average outstanding borrowings, which we believe lowered interest expense by $0.3 million. The decrease in rates was primarily due to our utilization of favorable interest rate swaps.

Interest expense for the nine months ended June 30, 2004 decreased 13.3% to $17.7 million from $20.4 million for the nine months ended June 30, 2003. The decrease was primarily attributable to lower interest rates, which we believe lowered interest expense by $2.9 million, partially offset by an increase in our average outstanding borrowings, which we believe increased interest expense by $0.2 million. The decrease in rates was primarily due to our utilization of favorable interest rate swaps.

Provision for Income Taxes

We recorded an income tax benefit of $7.1 million for the quarter ended June 30, 2004 compared to income tax expense of $5.0 million for the quarter ended June 30, 2003. In the current quarter, we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in a one-time income tax benefit of $2.7 million. Approximately $1.5 million of the benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The amendments related to certain income apportionment factors and a correction of an allocation of intercompany charges. The impact of these changes was not material to our net income for any of the fiscal years in question; therefore, we recorded the cumulative impact in the current period. The remaining $1.2 million tax benefit relates to a reduction in the deferred tax valuation allowance for net operating loss carry-forwards that we had previously concluded were not realizable. We anticipate that the restructuring will allow us to realize the benefit of these NOLs in future years. Due to this one-time tax benefit, our effective income tax rate is not comparable to our 39.1% effective income tax rate for the third quarter of fiscal 2003. We estimate that the marginal effective income tax rate for the quarter ended June 30, 2004 was approximately 38%.

For the nine months ended June 30, 2004 we recorded a tax benefit of $2.5 million compared to income tax expense of $12.9 million for the same period last year. Our effective income tax rate is not comparable to the rate for the same period last year due to the one-time tax benefit discussed above. The effective income tax rate for the nine months ended June 30, 2003 was 39.3%. We estimate that the marginal effective income tax rate for the nine months ended June 30, 2004 was approximately 38%.

Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging products division and the sale of certain assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging products division transaction closed effective October 27, 2003 and we received proceeds of approximately $59.0 million. As a result of the transaction, we recorded an after-tax gain of approximately $7.1 million. The sale of certain Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received proceeds of approximately $2.9 million. We expect to incur additional expenses totaling approximately $0.1 million in the fourth quarter of fiscal 2004 primarily related to severance and other related employee costs for employees required to render future service as part of the plastic packaging products division sale. We are expensing these costs ratably over the future service period, which we expect to expire in the fourth quarter of fiscal 2004. In the third quarter of fiscal 2004, we reached agreement with the purchaser of the plastic packaging products division on the final working capital adjustment and, as a result, we recorded an after-tax gain of $0.4 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements of operations for all periods presented.

We reported income from discontinued operations for the quarter ended June 30, 2004 of $0.4 million compared to a loss of $0.6 million for the quarter ended June 30, 2003. The income in the third quarter of fiscal 2004 was primarily due to the final working capital adjustment and the severance and other related employee costs related to the sale of our plastic packaging products division described above. The loss from discontinued operations in the quarter ended June 30, 2003 was primarily due to high resin prices for our plastic packaging products division during most of fiscal 2003.

Income from discontinued operations for the nine months ended June 30, 2004 was $8.0 million compared to a loss of $0.3 million for the nine months ended June 30, 2003. Income from discontinued operations for the first nine months of fiscal 2004 includes an after-tax gain of approximately $7.4 million from the sale of our plastic packaging products division.

Net Income (Loss)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30	Quarter	Year
2003	$5.1	$7.3	$7.2	$19.6	$10.0	$29.6
(% of Net Sales)	1.5%	2.1%	2.0%	1.9%	2.6%	2.1%
2004	$11.9	$2.9	$(3.7)	$11.1	—	—
(% of Net Sales)	3.2%	0.7%	(0.9)%	1.0%	—	—

Net income (loss) in the third quarter of fiscal 2004 and 2003 included income of $0.4 million and a loss of $0.6 million from discontinued operations, respectively, and pre-tax expense of $21.3 million and $0.6 million, respectively, for restructuring and other costs. Additionally, we recorded a one-time income tax benefit of $2.7 million in the third quarter of fiscal 2004. For a discussion of factors that impacted our restructuring and other costs, see the disclosure included under the headings “Results of Operations (Consolidated) – Restructuring and Other Costs.” For a discussion of factors that impacted our provision for income taxes, see the disclosure included above under the headings “Results of Operations (Consolidated) – Provision for Income Taxes.”

Net income for the nine months ended June 30, 2004 included income of $8.0 million from discontinued operations and pre-tax expense of $27.1 million for restructuring and other costs. Approximately $7.4 million of the income from discontinued operations was due to the gain we recognized on the sale of our plastic packaging products division. Net income for the nine months ended June 30, 2003 included a loss of $0.3 million from discontinued operations and pre-tax expense of $0.9 million for restructuring and other costs. We also recorded a one-time income tax benefit of $2.7 million during the third quarter of fiscal 2004. For a discussion of factors that impacted our restructuring and other costs, see the disclosure included under the headings “Results of Operations (Consolidated) – Restructuring and Other Costs.” For a discussion of factors that impacted our provision for income taxes, see the disclosure included above under the headings “Results of Operations (Consolidated) – Provision for Income Taxes.”

Earnings Per Common and Common Equivalent Share

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30	Quarter	Year
2003	$0.15	$0.21	$0.21	$0.57	$0.28	$0.85
2004	$0.34	$0.08	$(0.11)	$0.31	—	—

For a discussion of factors that impacted our earnings per common and common equivalent dollars per share, see the disclosure included above under the headings “Results of Operations (Consolidated) – Net Income.”

Results of Operations (Segment Data)

Packaging Products Segment (Aggregate before Intersegment Eliminations)

	Net Sales	Operating	Return
($ In Millions)	(Aggregate)	Income	on Sales
First Quarter	$173.7	$4.7	2.7%
Second Quarter	196.3	9.7	5.0
Third Quarter	210.1	10.5	5.0

Nine Months Ended June 30	580.1	24.9	4.3
Fourth Quarter	221.3	12.7	5.7

Fiscal 2003	$801.4	$37.6	4.7%

First Quarter	$208.9	$6.7	3.2%
Second Quarter	231.7	9.9	4.3
Third Quarter	231.6	11.5	4.9

Nine Months Ended June 30	$672.2	$28.1	4.2%
Fourth Quarter	—	—	—

Fiscal 2004	—	—	—

Net Sales (Packaging Products Segment)

The 10.2% increase in net sales for the Packaging Products segment for the quarter ended June 30, 2004 compared to the prior year quarter was primarily due to strong sales growth in our folding carton division where sales were up 11.6% from the prior year quarter. Approximately $6.3 million of the $21.3 million increase in segment sales was attributable to our Pacific Coast Packaging acquisition in August 2003. Competitive pricing nearly offset the contribution from increased net sales. Net sales in our interior packaging joint venture also increased 2.4%, as a result of an increase in volume partially offset by a decrease in prices.

The 15.9% increase in net sales for the Packaging Products segment for the nine months ended June 30, 2004 compared to the same period last year was primarily due to strong sales growth in our folding carton division where sales were up 19.1% from the prior year period. Approximately $36.9 million of the $92.0 million increase in segment sales was attributable to our 2003 acquisitions. Competitive pricing significantly offset the contribution from increased net sales. Net sales in our interior packaging joint venture were relatively flat on slightly increased volume and slightly lower pricing.

Operating Income (Packaging Products Segment)

Operating income attributable to the Packaging Products segment for the quarter ended June 30, 2004 increased 9.1% compared to the prior year quarter. The increase in operating income for the segment was primarily due to decreased material costs, impacted in part by a more favorable product mix in our folding carton division, as the contribution from the increased folding carton net sales was nearly offset by pricing pressure. Operating income for the segment was increased by a $0.5 million decrease in bad debt expense due to a change in the credit quality of several customers, and a decrease in general and administrative employee bonuses of $0.6 million. Additionally, sales commissions increased $0.3 million due to increased net sales, workers’ compensation expense increased $0.4 million, group insurance increased $1.1 million, freight expense increased $1.0 million primarily due to increased volumes associated with our increased net sales and, to a lesser degree, increased fuel surcharges, pension expense increased $0.5 million, and intangible asset amortization increased $0.3 million due to the amortization associated with the fiscal 2003 acquisitions in our folding carton division. We also have foreign currency transaction risk due to our packaging products operations in Canada. The impact for the quarter ended June 30, 2004 compared to the same period last year reduced costs of goods sold by $1.2 million.

Operating income attributable to the Packaging Products segment for the nine months ended June 30, 2004 increased 12.7% compared to the prior year quarter. The increase in operating income for the segment was primarily due to decreased material costs, impacted in part by a more favorable product mix in our folding carton division, as the contribution from the increased folding carton net sales was significantly offset by pricing pressure. Operating income for the segment increased primarily due to a $0.9 million decrease in bad debt expense that arose from a change in the credit quality of several customers. Additionally, the sales commissions increased $1.3 million due to increased net sales, workers’ compensation expense increased $0.5 million, group insurance increased $1.7 million, freight expense increased $3.0 million primarily due to increased volumes associated with our increased net sales and, to a lesser degree, increased fuel surcharges, pension expense increased $2.0 million, and intangible asset amortization increased $1.3 million due to the amortization associated with the fiscal 2003 acquisitions in our folding carton division. We have foreign currency transaction risk due to our packaging products operations in Canada. The impact for the nine months ended June 30, 2004 compared to the same period last year reduced costs of goods sold by $1.4 million.

Merchandising Displays and Corrugated Packaging Segment (Aggregate before Intersegment Eliminations)

	Net Sales
($ In Millions)	(Aggregate)	Operating Income	Return on Sales
First Quarter	$75.1	$7.0	9.4%
Second Quarter	66.1	5.2	7.8
Third Quarter	71.7	6.7	9.3

Nine Months Ended June 30	212.9	18.9	8.9%
Fourth Quarter	78.3	9.0	11.6

Fiscal 2003	$291.2	$27.9	9.6%

First Quarter	$73.5	$5.7	7.8%
Second Quarter	77.5	7.4	9.4
Third Quarter	75.8	5.9	7.8

Nine Months Ended June 30	$226.8	$19.0	8.4%
Fourth Quarter	—	—	—

Fiscal 2004	—	—	—

Net Sales (Merchandising Displays and Corrugated Packaging Segment)

The 5.7% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the quarter ended June 30, 2004 compared to the prior year quarter resulted primarily from increases in net sales of both corrugated packaging (12.2%) and merchandising displays (3.7%). Net sales of merchandising displays increased due to volume. The increase in corrugated packaging sales occurred primarily due to increased volume from strengthening demand partially offset by lower prices.

The 6.5% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the nine months ended June 30, 2004 compared to the same period last year resulted primarily from an increase in net sales of merchandising displays, which were up 6.6%. This increase occurred primarily due to strong demand and sales to new customers as we expanded our presence in the North American display business. Our corrugated packaging net sales increased 6.3% primarily due to higher volume partially offset by lower prices.

Operating Income (Merchandising Displays and Corrugated Packaging Segment)

Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the quarter ended June 30, 2004 decreased 11.0% compared to the prior year quarter. Increased material costs, primarily for permanent displays, more than offset the contribution from higher segment sales. Additionally, group insurance increased $0.2 million, pension expense increased $0.4 million, and general and administrative employee bonus expense decreased $0.7 million.

Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the nine months ended June 30, 2004 increased 0.8% compared to the same period last year. Operating income for the segment decreased primarily due to a $0.8 million increase in bad debt expense due to a change in the credit quality of several customers. Additionally, sales commissions increased $0.7 million due to increased net sales, workers’ compensation expense increased $0.2 million, pension expense increased $1.0 million and selling, general and administrative salaries increased $0.7 million to support our increased sales levels.

Paperboard Segment (Aggregate before Intersegment Eliminations)

				Coated and	Average
				Specialty	Coated and
				Recycled	Specialty	Corrugated	Average	Weighted
				Paperboard	Recycled	Medium	Corrugated	Average
		Operating		Tons	Paperboard	Tons	Medium	Recovered
	Net Sales	Income	Return	Shipped(a)	Price(a) (b)	Shipped	Price(b)	Paper Cost(b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)
First Quarter	$121.8	$4.9	4.0%	217.3	$434	40.8	$343	$82
Second Quarter	128.9	6.2	4.8	241.9	418	41.5	335	78
Third Quarter	128.8	5.6	4.3	239.3	437	40.4	340	88

Nine Months Ended June 30	379.5	16.7	4.4	698.5	430	122.7	339	83
Fourth Quarter	130.4	3.7	2.8	234.6	438	45.0	333	86

Fiscal 2003	$509.9	$20.4	4.0%	933.1	$432	167.7	$338	$83

First Quarter	$128.3	$2.8	2.1%	230.7	$440	43.9	$331	$86
Second Quarter	136.1	2.0	1.5	248.7	439	42.9	341	94
Third Quarter	138.6	2.3	1.7	248.1	456	44.7	350	107

Nine Months ended June 30	$403.0	$7.1	1.8%	727.5	$445	131.5	$341	$96
Fourth Quarter	—	—	—	—	—	—	—	—

Fiscal 2004	—	—	—	—	—	—	—	—

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

(b)	The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

Net Sales (Paperboard Segment)

The net sales increase of 7.5% for the Paperboard segment in the third quarter of fiscal 2004 compared to the prior year quarter was primarily due to a 4.7% increase in paperboard tons shipped and a $17 per ton increase in average selling price for all tons shipped. Total tons shipped in the third quarter of fiscal 2004 for the segment increased to 292,745 tons from 279,706 tons shipped in the same quarter last year. Net sales of our recycled fiber division increased 29.5% primarily due to increased fiber prices and increased volume. Sales of laminated paperboard products continued to decline, as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture, and book and binder industries, which to date have been our primary laminated paperboard products markets, as well as continued competitive pricing. Net sales also decreased due to the closure of our laminated plant facilities at the end of fiscal 2003 and second quarter of fiscal 2004.

The net sales increase of 6.2% for the Paperboard segment in the nine months of fiscal 2004 compared to the prior year period was primarily due to a 4.6% increase in paperboard tons shipped and a $13 per ton increase in our average selling price for all tons shipped. Total tons shipped in the first nine months of fiscal 2004 for the segment increased to 859,020 tons from 821,203 tons shipped in the same period last year. Net sales of our recycled fiber division increased 13.8% primarily due to increased fiber prices and volume. Sales of laminated paperboard products continued to decline for the reasons discussed above.

Operating Income (Paperboard Segment)

Operating income attributable to the Paperboard segment for the quarter ended June 30, 2004 decreased 58.2% compared to the prior year quarter despite the increase in paperboard tons shipped and average selling price. Operating income in our recycled fiber division increased 90.3% due primarily to increased fiber prices and volume, as described above. The operating loss generated by our laminated paperboard products operations increased due to lower sales, continued pricing pressure, and rising material costs. Due to the closure of our laminated paperboard product converting lines at our Aurora, Illinois, facility, as discussed in Note 7 to the condensed consolidated financial statements, and earlier closures of our Wright City, Missouri, and Dallas, Texas, laminated paperboard facilities, we believe the remaining business from our laminated paperboard products operations will operate profitably on an integrated basis in fiscal 2005. In our recycled paperboard mills, higher fiber costs ($5.6 million or 1.4% of net sales), increased energy costs ($1.5 million or 0.4% of net sales), and increased freight costs ($0.8 million or 0.2% of net sales) adjusted for the increased average selling price ($4.8 million or 1.2% of net sales), negatively impacted the segment by $3.2 million (0.8% of net sales). Additionally, workers’ compensation expense increased $0.5 million, group insurance expense increased $0.9 million, pension expense increased $0.6 million, inventory write-downs related to closed plants increased $0.4 million, and bad debt expense increased $0.2 million due to the change in credit quality of several customers.

Operating income attributable to the Paperboard segment for the nine months ended June 30, 2004 decreased 57.3% compared to the prior year period despite the increase in paperboard tons shipped and average selling price. Operating income in our recycled fiber division increased 24.4% as a result of higher fiber prices and increased volume, as described above. The operating loss generated by our laminated paperboard products operations increased due to lower sales, continued pricing pressure, and rising material costs. In our recycled paperboard mills, higher fiber costs ($11.3 million or 1.0% of net sales), increased energy costs ($7.9 million or 0.7% of net sales), and increased freight costs ($0.8 million or 0.1% of net sales), adjusted for the increased average selling price ($10.8 million or 0.9% of net sales), negatively impacted the segment by $9.2 million (0.8% of net sales). Other Paperboard segment freight costs increased $0.7 million. Additionally, group insurance expense increased $0.7 million, pension expense increased $1.5 million, inventory write-downs related to closed plants increased $0.8 million, and bad debt expense increased $1.2 million due to the change in credit quality of several customers.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements and capital expenditures from net cash provided by operating activities; borrowings under term notes, our receivables-backed Asset Securitization Facility and bank credit facilities; and

proceeds received in connection with the issuance of industrial development revenue bonds as well as debt and equity securities.

During the first quarter of fiscal 2004, we completed the sale of our plastic packaging products division and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the January 2003 Cartem Wilco acquisition. We received a total of $61.9 million in cash for the two transactions.

Cash and cash equivalents were $47.0 million at June 30, 2004, compared to $14.2 million at September 30, 2003. Net cash provided by operating activities for the nine months ended June 30, 2004 and June 30, 2003 were $51.9 million and $73.4 million, respectively. The decrease was primarily due to an increase in working capital needed to support our increased sales. Net cash provided by investing activities was $17.3 million for the nine months ended June 30, 2004, which consisted primarily of $59.0 million that we received from the sale of the plastic packaging products division, $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities associated with a small folding carton and label plant in Quebec, and proceeds of $5.4 million from the sale of property, plant and equipment. The proceeds from the sale of property, plant and equipment were primarily from the sale of our Mundelein, Illinois, merchandising displays facility site. Partially offsetting these asset sales proceeds were capital expenditures of $48.6 million. Net cash used for investing activities for the nine months ended June 30, 2003 was $128.7 million and consisted primarily of capital expenditures of $43.5 million, cash paid for the January 2003 purchase of Cartem Wilco of $65.3 million, and the buyout of our synthetic lease for $21.9 million. Partially offsetting these cash outflows were $5.4 million of proceeds from the sale of property, plant and equipment and $1.5 million that we received for the sale of our Montreal, Quebec, recycled fiber collection facility. Proceeds from the sale of property, plant and equipment included $1.6 million from Vineland, New Jersey, $1.3 million from Dothan, Alabama, $0.9 million from Augusta, Georgia, $0.5 million from Wright City, Missouri, $0.4 million from El Paso, Texas, $0.2 million from Lynchburg, Virginia and $0.5 million from other sales. Net cash used for financing activities aggregated $36.8 million for the nine months ended June 30, 2004 and consisted primarily of repayments of debt, including the purchase of $15.0 million of our 2005 Notes in our third fiscal quarter as discussed in Note 12 to the condensed consolidated financial statements, cash dividends paid to shareholders, and distributions to the minority interest partner in a joint venture partially offset by the issuance of common stock and proceeds from monetizing swap contracts. For the nine months ended June 30, 2003, cash provided by financing activities aggregated $58.0 million consisting primarily of the issuance of $100.0 million of our 2013 Notes, which we used to pay down the balances on our revolving credit facility, our asset securitization facility and the debt that we incurred as part of the acquisition of Cartem Wilco; additions to debt; the issuance of common stock; and proceeds from monetizing swap contracts. Partially offsetting these sources of cash were repayments of debt, cash dividends paid to shareholders, and distributions to the minority interest partner in a joint venture, debt issuance costs, and the repurchase of common stock.

At June 30, 2004, we had no outstanding balance under our $75.0 million revolving credit facility compared to a $3.5 million balance at September 30, 2003. The revolving credit facility terminates June 30, 2005 and we currently expect to enter into either a new or amended revolving credit facility by the end of this calendar year in advance of the maturity of our 2005 Notes in August 2005. Our debt balance at June 30, 2004 was $466.9 million compared to $502.0 million on September 30, 2003, excluding the realized interest rate swap gains and the mark-to-market value of interest rate swaps.

We estimate that our capital expenditures will aggregate approximately $65 million in fiscal 2004. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, and for building expansions and improvements, including growth capital focused on our folding carton and merchandising displays businesses. We anticipate our capital expenditures will aggregate approximately $55 million in fiscal 2005 focusing on cost reductions, growth capital primarily in our folding carton business, and maintenance capital. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2004 and fiscal 2005 could be higher than currently anticipated.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and receivables-backed Asset Securitization Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

We previously disclosed that we entered into an administrative consent order pursuant to which we were making improvements to the wastewater treatment system at our paperboard mill in Otsego, Michigan. On July 7, 2004, we announced that we closed the Otsego mill. We now anticipate that our total costs with respect to the wastewater treatment system will be $1.0 million less than we previously estimated would be necessary to improve the system because we will no longer be required to install a new biological treatment system. We estimate that the total cost of the wastewater treatment system project at the Otsego mill, including upgrades to date and costs to shut down the system, will total approximately $2.5 million. As of June 30, 2004, we had incurred $2.2 million to upgrade the wastewater treatment system at the Otsego mill. We have accrued the remaining $0.3 million.

New Accounting Standards

See Note 3 of the condensed consolidated financial statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Forward-Looking Statements

Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, our expectations regarding the expected impact of operational restructuring activities, including the size of anticipated employment terminations, expected costs, anticipated operational consolidation, expectations regarding capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and expected returns from planned asset transactions, and the impact of such factors on earnings; the expected impact of corporate restructuring activities including time remaining to complete the project, expected costs, the impact on the availability of NOLs and resulting tax savings; the estimated amount and timing of severance and other employee costs related to restructurings and asset sales; expectations regarding our entering into amended or new credit facilities; expectations regarding ongoing litigation or other dispute resolution proceedings, including the timing and outcome of such proceedings; potential liability for outstanding indemnities; economic conditions, including the nature of the current market environment, the impact of raw material and energy costs, the impact of announced price increases; market trends or factors that affect such trends, such as expected price increases, difficult margin environment, cost increases, more frequent bidding for business, customer turnover and demand for lower cost products, as well as the impact and continuation of such factors; estimations regarding our results of operations, including expected costs, anticipated sales growth, the timing and impact of customer transitioning and the estimated impact of the gain and loss of customers; expectations regarding pension plan expense, funding requirements and earnings; expectations regarding environmental law liability as well as the expected impact of related compliance efforts, including the anticipated cost of required improvements; estimated capital expenditures for fiscal 2004 and fiscal 2005; estimated income tax rates; our ability to fund capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from available cash; the impact of changes in assumptions and estimates underlying accounting policies; and the expected impact of implementing new accounting standards. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, expected economic conditions; expected volumes and price levels of purchases by customers, competitive conditions in our businesses, possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; the expected utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; anticipated earnings that will be available for offset against NOLs; expected credit availability; expected volumes and price levels of purchases by customers; raw material and energy costs; expected year-end inventory levels and costs; and competitive conditions in our businesses. These forward-looking statements are subject to certain risks including, among others, that the foregoing assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that cannot be predicted accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are currently dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material costs and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions; and possible adverse actions of our customers, our competitors and suppliers. Such risks are more particularly described in our filings with the SEC, including under the caption “Business – Forward-looking Information and Risk Factors” in our Fiscal 2003 Form 10-K. Management believes its estimates are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any such information as future events unfold.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2003 Form 10-K. There have been no significant developments with respect to exposures to market risk.

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We have a patent (U.S. Patent Number 6,430,467) with respect to centralized packaging of case-ready meat. Prior to the sale of our plastic packaging operations, we filed suit against four parties seeking to enjoin them from infringing our U.S. Patent Number 6,430,467 and to recover damages suffered by us as a result of such infringement. Additionally, another party filed suit against us seeking to invalidate the patent. All of the suits were consolidated for pre-trial purposes in the United States District Court, Northern District of Georgia, Atlanta Division.

We previously disclosed that we had filed with the court a motion to stay the proceedings pending a review by the United States Patent and Trademark Office (which we refer to as the “USPTO”) of our application to reissue U.S. Patent Number 6,430,467. The court denied our motion. The court is considering a motion by all of the opposing parties for summary judgment of alleged patent invalidity. However, the court granted our motion for both monetary sanctions and the non-monetary sanction of an adverse inference with respect to the activities of one of the parties that form the basis of the summary judgment motion. The court has determined that if we prevail on the opposing parties’ motion for summary judgment, we may renew our motion to stay the proceedings pending a review by the USPTO of our application to reissue U.S. Patent Number 6,430,467.

We can make no assurances that the review of the patent by the USPTO will be favorable to us, that we will prevail on the motion for summary judgment, that the lawsuit will be stayed pending the USPTO’s reissuance review, that we will be able to successfully enforce our claims in this lawsuit, or that thereafter we will be able to successfully enforce U.S. Patent Number 6,430,467.

For more information on this legal proceeding, please see Item 1 “Business – Patents and Other Intellectual Property” in our Fiscal 2003 Form 10-K.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See separate Exhibit Index attached hereto and hereby incorporated herein.

(b)	Reports on Form 8-K

During the second quarter of fiscal 2004, we filed the following Current Reports on Form 8-K: none.

During the second quarter of fiscal 2004, we furnished to the SEC the following Current Reports on Form 8-K:

1.	Form 8-K furnished April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY (Registrant)
Date: August 13, 2004	By:	/s/ Steven C. Voorhees
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

1.	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission