Form 10-K
period 2004-09-30
ROCK TENN CO
filed 2004-12-14
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

      The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $14.42 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $400 million.

      As of December 5, 2004, the registrant had 35,797,544 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2005, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS

      Unless the context otherwise requires, “we,” “us,” “our” or “Rock-Tenn” refers to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS.” We own 65% of RTS and conduct our interior packaging products business through RTS. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements.

General

      We are a manufacturer of packaging, merchandising displays and 100% recycled clay-coated and specialty paperboard and corrugating medium. Our packaging operations manufacture folding cartons, solid fiber interior packaging, corrugated packaging and corrugated sheet stock. We also produce laminated paperboard products and collect and sell recycled fiber. We operate at a total of 84 locations, which include 41 paperboard converting operations, 11 recycled paperboard mills, 12 paper recovery facilities, 19 facilities at which we conduct contract packaging, sales and design, engineering, marketing and brokerage, or fulfillment operations, and our principal executive offices. Many of our operations also use offsite leased warehouse space for finished goods and raw materials. These facilities are located in 27 states, Canada, Mexico and Chile.

Products

      We report our results of operations in three industry segments: (1) the Packaging Products segment, (2) the Merchandising Displays and Corrugated Packaging segment, and (3) the Paperboard segment. For financial information relating to our segments, please see Item 8, “Financial Statements and Supplementary Data.” For financial information related to our non-US operations, see “Note 16. Segment Information” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Packaging Products Segment

      In our Packaging Products segment, we manufacture two lines of packaging products: folding cartons and solid fiber interior packaging. In October 2003, we sold our plastic packaging operations.

      Folding Cartons. We believe that we are one of the largest producers of folding cartons in North America. Customers use our folding cartons to package frozen, dry and perishable food items for the retail sale and quick-serve markets; beverages; paper goods; automotive products; hardware; health care and nutritional food supplement products; household goods; healthcare and beauty aids; recreational products, textiles; apparel; and other products. We also manufacture express envelopes for the overnight courier industry. Folding cartons typically serve the dual function of protecting customers’ products during shipment and distribution and promoting them at retail. We manufacture folding cartons from recycled or virgin paperboard, including high strength paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard in accordance with customer specifications. We then ship finished cartons to customers’ plants for assembling, filling and sealing. By employing a broad range of offset, flexographic, backside printing, and double coating technologies, we are able to meet a broad range of folding carton applications. We support our customers in creating new packaging solutions through our product development, graphic design and packaging systems service groups. We operate 19 folding carton plants and one technical center. Sales of folding cartons to unaffiliated customers accounted for 48.8%, 46.5%, and 43.5% of our net sales in fiscal 2004, 2003, and 2002, respectively.

      Interior Packaging Products. Our subsidiary, RTS, is a venture formed by the combination of the partition divisions of Rock-Tenn and Sonoco Products Company. Through RTS, we specialize in the design and manufacture of fiber partitions and die-cut paperboard components. We believe that we are the largest manufacturer of solid fiber partitions in North America. We market our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products for various industries. We also manufacture partitioned shipping cases to include stand-alone point-of-purchase display systems. We manufacture solid fiber interior packaging primarily from 100% recycled specialty paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed casing, de-casing and filling lines. We focus on developing high quality, value-added interior packaging products for specific applications to meet customers’ packaging needs. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production that allows for rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates 11 manufacturing plants, eight in the United States, two in Mexico and one in Chile. Sales of interior packaging products to unaffiliated customers accounted for 8.4%, 9.1%, and 9.1% of our net sales in fiscal 2004, 2003, and 2002, respectively.

Merchandising Displays and Corrugated Packaging Segment

      In our Merchandising Displays and Corrugated Packaging segment, we manufacture temporary and permanent point-of-purchase displays, corrugated packaging, and corrugated sheet stock.

      Merchandising Displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These high impact displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pack permanent displays for the same categories of customers. Temporary displays are constructed primarily from corrugated paperboard and generally are not restocked with products. Permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We also provide contract packing services such as multi-product promotional packing, including “buy one, get one free” and complementary or free product promotions. We also manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. We operate two facilities that manufacture displays, one of which also manufactures lithographic laminated packaging and one facility that manufactures primarily lithographic laminated packaging. We also have 10 contract packing operations. Three of these facilities are co-locations each of which we share either with one of our customers or a third party service provider to one of our customers. We also have 10 display sales and design operations. Sales of our merchandising displays and lithographic laminated packaging to unaffiliated customers accounted for 15.0%, 15.4%, and 16.0% of our net sales in fiscal 2004, 2003, and 2002, respectively.

      Corrugated Packaging. We manufacture corrugated packaging for sale to the industrial products and consumer products markets and corrugated sheet stock for sale to corrugated box manufacturers. These products are manufactured in a range of flute configurations and our packaging includes a wide array of structural designs. We market corrugated packages and corrugated sheet stock products primarily in the southeastern United States. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We assist our customers in developing solutions through our structural design and engineering services groups. Sales of our corrugated packaging products to unaffiliated customers accounted for 4.8%, 4.6%, and 5.3% of our net sales in fiscal 2004, 2003, and 2002, respectively.

      We operate two corrugated sheet stock manufacturing facilities (each of which we refer to as a “corrugator”), three corrugated sheet plants, one drum manufacturing facility and one fulfillment center, which provides contract packaging, sales and design services. In August 2004, we acquired a corrugator located in Athens, Alabama (which we refer to as the “Athens Acquisition”). The Athens corrugator is capable of producing a variety of flute size configurations. The acquisition of the Athens corrugator will allow us to continue to grow our corrugated packaging division, better serve customers located in our market area and expand our geographic reach. The purchase price of this acquisition was approximately $13.7 million.

Paperboard Segment

      In our Paperboard segment, we collect recovered paper and produce four paperboard products: 100% recycled clay-coated paperboard, 100% recycled specialty paperboard, 100% recycled corrugating medium, and 100% recycled gypsum paperboard liner. We operate 11 recycled paperboard mills, one converting facilities, 12 paper recovery facilities, and one recycled fiber marketing and brokerage office.

      Paperboard. In April 2004, we consolidated our laminated paperboard products division and mill division under common management. We refer to the combined division as the paperboard division. The paperboard division now consists of the previously consolidated specialty paperboard division, the former coated paperboard division and the former laminated paperboard products division. As part of this reorganization, we moved our Macon, Georgia, drum manufacturing facility into the corrugated packaging division.

      We believe we are the largest U.S. manufacturer of 100% recycled clay-coated paperboard. We market our recycled clay-coated and specialty paperboard to manufacturers of folding cartons, solid fiber interior packaging, book cover and laminated paperboard furniture components, tube and core products, set-up boxes and other paperboard products. We also manufacture recycled corrugating medium, which we market to corrugated sheet manufacturers. Through our joint venture (“Seven Hills”) with Lafarge North America, Inc. (“Lafarge”), we manufacture gypsum paperboard liner for sale to Lafarge.

      We also believe we are a leading U.S. producer of laminated paperboard products for the ready-to-assemble furniture market. We convert specialty paperboard into laminated paperboard products for use in furniture, automotive components, fiber drums and other industrial products. We also convert specialty paperboard into book covers.

      Sales of recycled paperboard (including corrugating medium and converted paperboard products) to unaffiliated customers accounted for 19.0%, 20.8%, and 23.2% of our net sales in fiscal 2004, 2003, and 2002, respectively. All references in this annual report on Form 10-K to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes such data with respect to our Aurora recycled paperboard mill. We exclude such data because the Aurora operation is materially different. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora recycled paperboard mill.

      Recycled Fiber. Our paper recovery facilities collect waste paper and plastic from a number of sources including factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters as well as from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing or sell it, principally to other U.S. manufacturers that use recycled fiber as their primary raw material. These customers include, among others, manufacturers of paperboard, tissue, newsprint, roofing products and insulation. Several of our paper recovery facilities are located near our paperboard mills. These convenient locations help minimize freight costs and provide our operations with an additional source of supply of recovered paper, which is the principal raw material used to produce recycled paperboard. We also operate a fiber marketing and brokerage group that serves large regional and national accounts. Sales of recovered paper to unaffiliated customers accounted for 4.0%, 3.6%, and 2.9% of our net sales in fiscal 2004, 2003, and 2002, respectively. Our paper recovery facilities and our marketing and brokerage group are significant suppliers of raw material to our 11 recycled paperboard mills.

Raw Materials

      The primary raw material that our paperboard operations use is recycled fiber, including fiber that our paper recovery facilities collect. During fiscal 2004, recycled fiber prices fluctuated significantly. The average cost of recycled fiber that our recycled paperboard mills used during fiscal 2004 was $98 per ton, compared to $83 per ton during fiscal 2003. There can be no assurance that we will be able to recoup any future increases in the cost of recycled fiber through price increases for our products, in part due to competitive factors and contractual limitations. See “Business — Competition” below.

      Recycled and virgin paperboard is the primary raw material that our paperboard converting operations use. There are a limited number of suppliers of virgin paperboard and, in the case of one of the primary grades of virgin paperboard used by our folding carton operations, there are only two suppliers. While management believes that it would be able to obtain adequate replacement supplies in the market should any of our current vendors discontinue supplying us virgin paperboard, the failure to obtain such supplies or the failure to obtain such supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our internal needs for recycled paperboard. Because there are other suppliers that produce the necessary grades of recycled paperboard used in these converting operations, management believes that it would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled paperboard through internal production. If the cost of paperboard that we use in our converting operations increases, there can be no assurance that we will be able to recoup any such cost increases through price increases for our products.

Energy

      Energy is one of the most significant manufacturing costs of our paperboard operations. We use energy, including natural gas, electricity, fuel oil and coal, to generate steam used in the paper making process and to operate our paperboard machines and converting equipment. We generally purchase energy from local suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas. The average cost of energy used by our recycled paperboard mills during fiscal 2004 was $67 per ton, compared to $58 per ton during fiscal 2003.

      Because a significant number of reliable suppliers produce the various sources of energy used in our operations, management believes that it would be able to obtain adequate replacement supplies should any of our current vendors discontinue supplying us. There can be no assurance, however, that the replacement sources of energy will not be more expensive than current sources and that capital expenditures will not be necessary to obtain such replacement supplies. We are a party to a long-term supply contract pursuant to which we purchase steam from a nearby power plant for our St. Paul, Minnesota, paperboard mill. The supply contract currently expires in June 2007. The steam supplier has advised us that during early calendar year 2008 it expects to replace the power plant with a facility that will not have the capability to provide steam to the St. Paul mill. We are currently evaluating replacement energy supplies. We currently anticipate that, subject to necessary regulatory approval, we may incur aggregate capital expenditures of approximately $8 to $10 million during fiscal years 2005, 2006 and 2007 to repair and restart an existing on-site power plant, which could be powered by burning natural gas or fuel oil. There can be no assurance that the cost of operating the on-site power plant will not be more expensive than the cost of our current steam supply.

      In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our recycled paperboard mills, has fluctuated significantly, while increasing significantly. There can be no assurance that we will be able to recoup any future increases in the cost of natural gas or other energy through price increases for our products, in part due to competitive factors and contractual limitations. See “Business — Competition” below.

Sales and Marketing

      Our top 10 external customers represented approximately 27% of consolidated net sales in fiscal 2004, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. Some of our products are marketed to key customers. The loss of any key customer could have a material adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have good relationships with our key customers. See “Business — Forward-Looking Information and Risk Factors.”

      In fiscal 2004, we sold:

•	packaging products to approximately 2,400 customers, the top 10 of which represented approximately 30% of our external sales of the Packaging Products segment;

•	merchandising display products and corrugated packaging products to approximately 400 and 650 customers, respectively, the top 10 of which represented approximately 57% of our external sales of the Merchandising Display and Corrugated Packaging segment; and

•	recycled clay-coated paperboard, recycled specialty paperboard, corrugating medium, recycled gypsum paperboard liner and recovered paper to approximately 1,450 customers, the top 10 of which represented approximately 38% of our external sales of the Paperboard segment.

      During fiscal 2004, approximately 33% of our segment sales by our Paperboard segment were to internal customers, predominantly in our Packaging Products segment. During fiscal 2004, we sold 45% to 50% of our clay-coated recycled paperboard to our folding carton division and 55% to 60% of our uncoated recycled paperboard (in each case excluding corrugating medium, gypsum paperboard liner, which is produced by our Seven Hills joint venture, and paperboard produced by our Aurora recycled paperboard mill) to RTS and to our paperboard products converting facilities and our folding carton division. Our joint venture partner Lafarge consumes approximately 95% of the production of our Seven Hills mill, which represents all of the qualifying gypsum paperboard liner produced by Seven Hills. Our Paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products.

      We market each of our product lines, other than our gypsum paperboard liner, through separate sales forces. Each sales force maintains direct sales relationships with our customers. We also market a number of our product lines, including folding cartons, interior packaging, corrugated packaging and book covers, through either independent sales representatives or independent distributors, or both. Sales personnel are supervised by regional sales managers, plant general managers or the general manager for the particular product line, who support and coordinate the sales activities within their designated area. We pay our paperboard and converted paperboard products sales personnel a base salary, and we generally pay our packaging products and merchandising displays and corrugated packaging sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. Under the terms of our Seven Hills joint venture arrangement, Lafarge is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

Competition

      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our clay-coated recycled paperboard and specialty recycled paperboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and, to a limited extent, manufacturers outside of North America. Our paperboard also competes with virgin paperboard. Our recycled fiber operations compete with national, regional and local companies.

      Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. See “Business — Forward-Looking Information and Risk Factors.”

      The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and we evaluate our performance with annual customer service surveys. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

      Our ability to fully pass through cost increases can be limited based on competitive market conditions for various products that we sell and by the actions of our competitors. In addition, we sell a significant portion of our paperboard and paperboard-based converted products pursuant to term contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or delay our ability to recover announced price increases for our paperboard and paperboard-based converted products.

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

      Packaging products manufactured from paperboard competes with plastic and corrugated packaging, as well as packaging manufactured from other materials. Customer shifts away from paperboard packaging to packaging from such other substrates could adversely affect our results of operations.

Governmental Regulation

Health and Safety Regulations

      Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act (which we refer to as “OSHA”) and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained this asbestos and/or we have conducted training of our employees to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

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

      We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows. See “Business — Forward-Looking Information and Risk Factors.”

      We estimate that we will spend less than $0.7 million for capital expenditures during fiscal year 2005 in connection with matters relating to environmental compliance. It may also be necessary to upgrade wastewater treatment equipment at one of our facilities during the next two years at a cost of approximately $0.1 million. Additionally, to comply with emissions regulations under the Clean Air Act, we expect to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate will be $2.0 to $3.0 million. We anticipate that we will incur those costs within the next three years.

      During the fourth quarter of fiscal 2004, we announced that we closed our Otsego, Michigan, mill. As of September 30, 2004, we had incurred $2.5 million to complete and close the wastewater treatment system at the Otsego mill that we had improved pursuant to an administrative consent order that we previously disclosed. This project is complete and we anticipate that our only continuing obligations will relate to operational maintenance of closed wastewater treatment lagoons. We do not expect the costs of these obligations to have a material adverse effect on our results of operations, financial condition or cash flows.

      We have been identified as a potentially responsible party (“PRP”) at nine active “superfund” sites pursuant to CERCLA or comparable state statutes (“Superfund legislation”). Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these nine sites:

•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of seven sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of five sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimus amount and immaterial.

•	With respect to each of two sites, while we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities all of which we expect to be de minimus and immaterial.

      Except as stated above, we can make no assessment of any potential for our liability with respect to any such site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any such site and that such remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. If any party brings an environmental claim or action against us involving any such site, we intend to assert claims for indemnification in connection with such site. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, that any amounts paid pursuant to such indemnification rights will be sufficient to cover all costs and expenses.

Patents and Other Intellectual Property

      We hold a substantial number of patents and pending patent applications in the United States and in certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our various operations, as well as certain process and methods patent applications relating to our paperboard operations. Certain of our patents and other intellectual property are supported by trademarks such as MillMask®, Millennium Board®, AdvantaEdge®, BlueCudaTM, BillBoard®, CitruSaver®, DuraframeTM, DuraFreezeTM, ProduSaver® and WineGuard®. Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

      We have a patent (U.S. Patent Number 6,430,467) and several patent applications pending with respect to centralized packaging of case-ready meat. There is a legal proceeding pending against three parties that we filed seeking to enjoin these parties from infringing our U.S. Patent Number 6,430,467 and to recover damages suffered by us as a result of such infringement. Additionally, another party filed suit against us seeking a judgment that alleges that the patent is not infringed, is unenforceable, and is invalid. All of the suits were consolidated for pre-trial purposes in the United States District Court, Northern District of Georgia, Atlanta Division. We sold our plastic packaging operations to Pactiv Corporation. Pursuant to the definitive sale agreement, we retained our rights to U.S. Patent Number 6,430,467 and the pending patent applications, subject to certain contingent obligations to Pactiv Corporation.

      The court in the patent infringement lawsuit is currently considering a motion by all of the opposing parties for summary judgment of alleged patent invalidity. The court has determined that if we prevail on the opposing parties’ motion for summary judgment, we may renew our motion to stay the proceedings pending a review by the United States Patent and Trademark Office (which we refer to as the “USPTO”) of our application to reissue U.S. Patent Number 6,430,467. We can make no assurances that the review of the patent by the USPTO will be favorable to us, that we will prevail on the motion for summary judgment, that the lawsuit will be stayed pending the USPTO’s reissuance review, that we will be able to successfully enforce our claims in this lawsuit, or that thereafter we will be able to successfully enforce U.S. Patent Number 6,430,467.

Employees

      At September 30, 2004, we had approximately 8,266 employees. Of these employees, approximately 6,348 were hourly and approximately 1,918 were salaried. Approximately 3,197 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, laminated paperboard products manufacturing facility during fiscal 2004. Union employees at that facility are represented by the United Steelworkers. Notwithstanding the work stoppage, management believes that our relations with our employees are good.

Available Information

      Our Internet address is www.rocktenn.com. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation and options committee, and our nominating and corporate governance committee as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our code of ethical conduct for CEO and senior financial officers. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Secretary.

Forward-Looking Information and Risk Factors

      We, or our executive officers and directors on our behalf, may from time to time make “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward-looking statements could involve, among other things, statements regarding our intent, belief or expectation with respect to any of the following: our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, our production capacities, our ability to address any operating inefficiencies and achieve operating efficiencies, and our ability to fund our capital expenditures, interest payments, stock repurchases, dividends, working capital needs, and repayments of debt; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our ability to compete; our relationships with our employees; the tax impact of an acquisition or disposition; our plans and objectives for future operations and expansion; amounts and timing of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; our compliance obligations with respect to health and safety laws and environmental laws, the cost of such compliance, the timing of such costs the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; growth of sales; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, timing and impact of any restructuring of our operations and corporate and tax structure, the cost of any such restructuring, the timing of such costs, and the impact of any such restructurings on our results of operations, financial condition or cash flows; the scope and timing of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions expenses, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, and pension and retirement plan asset investment strategies; the financial condition of our insurers and the impact on our results of operations, financial condition or cash flows in the event of an insurer’s default on their obligations; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting such risks; the reclassification of derivative instruments; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of such standards once implemented; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

      Any forward-looking statements are based on our current expectations and beliefs and would be subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in these forward-looking statements. With respect to these statements, we have made a number of assumptions regarding, among other things, expected economic, competitive and market conditions generally; expected volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; the expected utilization of real property that is subject to the restructurings due to realizable values from the sale of that property; anticipated earnings that will be available for offset against net operating loss carry-forwards; expected credit availability; raw material and energy costs; and expected year-end inventory levels and costs. These assumptions also could be affected by changes in management’s plans, such as delays or changes in anticipated capital expenditures or changes in our operations. We believe that our assumptions are reasonable; however, undue reliance should not be placed on these assumptions, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are dependent on volume due to price levels and fixed operating costs. Forward-looking statements speak only as of the date they are made, and we, and our executive officers and directors, have no duty under the federal securities laws and undertake no obligation to update any such information as future events unfold.

      Further, our business is subject to a number of general risks that would affect any such forward-looking statements. These risks include, among other things, the following:

• We May Face Increased Costs and Reduced Supply of Raw Materials

      Historically, the cost of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by virgin paperboard, tissue, newsprint and corrugated packaging manufacturers to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs have also fluctuated significantly, while increasing significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

• We May Experience Pricing Variability

      The paperboard and converted products industries historically have experienced significant fluctuations in selling prices. If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty market conditions or the selling prices for our products.

• Our Earnings are Highly Dependent on Volumes

      Our operations generally have high fixed operating cost components and therefore our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our results with any degree of certainty.

• We Face Intense Competition

      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display and converted paper-

board products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our clay-coated paperboard and specialty paperboard operations compete with integrated and non-integrated national and regional companies operating in North America manufacturing various grades of paperboard and, to a limited extent, manufacturers outside of North America. Our recycled fiber operations compete with national, regional and local companies.

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

      Our ability to fully pass through cost increases can be limited based on competitive market conditions for various products that we sell and by the actions of our competitors. In addition, we sell a significant portion of our clay-coated paperboard and paperboard-based converted products pursuant to term contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or delay our ability to recover announced price increases for our paperboard and paperboard-based converted products.

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

      Packaging products manufactured from paperboard competes with plastic and corrugated packaging, as well as packaging manufactured from other materials. Customer shifts away from paperboard packaging to packaging from such other substrates could adversely affect our results of operations.

• We May be Unable to Complete and Finance Acquisitions

      We have completed several acquisitions during the past five fiscal years and may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results. This is particularly true in the fiscal quarters immediately following the completion of such acquisitions while we are integrating the operations of the acquired business into our operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures.

• We are Subject to Extensive Environmental and Other Governmental Regulation

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances.

      We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices under the 1990 amendments to the Clean Air Act will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to CERCLA or comparable state statutes. See “Business — Governmental Regulation — Environmental Regulation.” There can be no assurance that any liability we may incur in connection with these superfund sites will not be material to our results of operations, financial condition or cash flows.

      Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, including Congress, the SEC, the Public Company Accounting Oversight Board (which we refer to as the “PCAOB”), and the New York Stock Exchange. These entities have issued and may continue to issue regulations, most notably the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”). Our efforts to comply with these regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses as well as diversion of management time and attention from revenue-generating activities to compliance activities. We are currently evaluating and monitoring developments with respect to these regulations. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

      In particular, we are preparing to comply with Section 404 of the Sarbanes-Oxley Act and related regulations of the SEC and the PCAOB, including SEC Release No. 33-8238 (which we refer to collectively as the “Section 404 Rules”). See “Controls and Procedures — Changes in Internal Controls.” These efforts continue to require the commitment of significant financial and managerial resources by our company and our independent auditors. These efforts also represent both operational and compliance risks. Although management believes that these ongoing efforts will enable management and our independent auditors to comply with the Section 404 Rules, there can be no assurance that these efforts will be completed on a timely and successful basis to enable management and our independent auditors to provide the required reports and attestations.

      As a result of this changing regulatory and compliance environment, it is possible that there will be changes in the insurance market for directors’ and officers’ liability coverage. Such changes could require us to accept reduced policy limits, limited coverage and higher deductibles, and incur substantially higher costs.

•	We Have Been Dependent on Certain Customers

      Each of our divisions has certain key customers, the loss of which could have a material adverse effect on the division’s sales and, depending on the significance of the division to our operations, our results of operations, financial condition or cash flows.

•	We May Incur Additional Restructuring Costs

      We have restructured a portion of our operations from time to time during the past five fiscal years and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty market conditions, the loss of key customers, or the selling prices for our products, we also may not able to predict with certainty when it will be appropriate to undertake such restructuring opportunities. It is also possible, in connection with such restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits of such restructuring efforts.

Item 2.	PROPERTIES

      We operate at a total of 84 locations. In addition to our 11 recycled paperboard mills, we also operate 41 paperboard converting operations, 12 paper recovery facilities, 19 facilities at which we conduct contract packaging, sales and design, engineering, marketing and brokerage, and fulfillment operations, and our principal executive offices. Many of our operations also use offsite leased warehouse space for finished goods and raw materials. These facilities are located in 27 states (mainly in the Southwestern, Southeastern, Midwestern and Northeastern U.S.), Canada, Mexico and Chile. Our principal executive offices, which we own, are located in Norcross, Georgia. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.

      The following table shows information about our paperboard mills:

	Production
	Capacity At
	9/30/2004		Owned or
Location of Mill	(in tons)	Paperboard Produced	Leased

St. Paul, MN	180,000	Recycled corrugating medium	Owned
St. Paul, MN	160,000	Clay-coated recycled paperboard	Owned
Battle Creek, MI	140,000	Clay-coated recycled paperboard	Owned
Sheldon Springs, VT (Missisquoi Mill)	108,000	Clay-coated recycled paperboard	Owned
Dallas, TX	96,000	Clay-coated recycled paperboard	Owned
Stroudsburg, PA	60,000	Clay-coated recycled paperboard	Owned
Chattanooga, TN	130,000	Specialty recycled paperboard	Owned
Lynchburg, VA	88,000 (1)	Specialty recycled paperboard	Owned
Eaton, IN	60,000	Specialty recycled paperboard	Owned
Cincinnati, OH	53,000	Specialty recycled paperboard	Owned
Aurora, IL	32,000	Specialty recycled paperboard	Owned

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

      The following is a list of our significant facilities other than our paperboard mills:

	Number of		Owned or
Type of Facility	Facilities	Locations	Leased

PACKAGING PRODUCTS
Folding Carton Operations:
Manufacturing Facilities	19	Eutaw, AL	Owned
		Conway, AR	Owned
		Harrison, AR	Owned
		Kerman, CA	Leased
		Candiac, Quebec, Canada (Montreal)	Owned
		Ste. Marie, Quebec, Canada	Owned
		Warwick, Québec, Canada	Owned
		Stone Mountain, GA	Leased
		Clinton, IA	Owned
		Chicopee, MA	Owned
		Baltimore, MD	Leased
		St. Paul, MN(1)	Owned
		Marshville, NC	Owned
		Kimball, TN (Sequatchie Valley Plant)	Owned
		Knoxville, TN	Owned
		Lebanon, TN	Owned
		Greenville, TX	Owned
		Waxahachie, TX	Owned
		Milwaukee, WI	Owned

Technical Center	1	St. Paul, MN	Owned

(1)	We have announced that we are closing our St. Paul, Minnesota, folding carton facility in the second quarter of fiscal 2005.

	Number of		Owned or
Type of Facility	Facilities	Locations	Leased

Interior Packaging Products Operations:
Manufacturing Facilities	11	Merced, CA	Owned
		Orange, CA	Leased
		San Bernardo, Santiago, Chile	Leased
		Hartwell, GA	Owned
		Hillside, IL	Leased
		Scarborough, ME	Owned
		Atizapan, Mexico (Mexico City)	Leased
		Villa de Garcia, Mexico (Monterrey)	Leased
		Charleroi, PA	Leased
		Dallas, TX	Owned
		Tukwila, WA	Leased

Engineering Services	1	Tucker, GA	Owned

MERCHANDISING DISPLAYS AND CORRUGATED PACKAGING
Merchandising Displays Operations:
Manufacturing Facilities	4	Burr Ridge, IL (also sales and design)	Leased
		Winston-Salem, NC (also contract packing and sales and design)	Owned
		Tullahoma, TN	Leased
		Martinsville, VA (also contract packing)	Leased

Contract Packing Facilities	8	Dekalb, IL	Leased
		Bolingbrook, IL	Leased
		Olive Branch, MS	Leased
		Pennsauken, NJ (also sales and design)	Leased
		West Chester, OH	Leased
		Mechanicsburg, PA	Leased
		Memphis, TN	Leased
		Tultitlan, Mexico (Mexico City)	Leased

Sales and Design Centers	7	Rogers, AR	Leased
		Long Beach, CA	Leased
		Bethel, CT	Leased
		Hunt Valley, MD	Leased
		Totowa, NJ	Leased
		Cincinnati, OH	Leased
		Hershey, PA	Leased
Corrugated Packaging Operations:
Sheet Plants	3	Norcross, GA	Owned
		Greenville, SC	Owned
		Gallatin, TN	Owned

Corrugators	2	Athens, AL	Leased
		Norcross, GA	Owned

Manufacturing Facilities	1	Macon, GA	Owned

Fulfillment Center	1	Lebanon, TN	Leased

	Number of		Owned or
Type of Facility	Facilities	Locations	Leased

PAPERBOARD
Paperboard Operations:
Clay-Coated Paper Recovery Facilities	2	Maple Grove, MN	Owned
		St. Paul, MN	Owned

Laminated Manufacturing Facilities	1	Columbus, IN	Owned

Recycled Fiber Operations:
Paper Recovery Facilities	10	Huntsville, AL	Owned
		Tucker, GA	Owned
		Indianapolis, IN	Owned
		Fairfield, OH	Leased
		Chattanooga, TN	Owned
		Cleveland, TN	Owned
		Knoxville, TN	Owned
		Shelbyville, TN	Owned
		Dallas, TX	Owned
		Fort Worth, TX	Owned

Recycled Marketing and Brokerage	1	Chattanooga, TN	Leased

HEADQUARTERS	1	Norcross, GA	Owned

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

      Our Class A common stock, par value $0.01 per share (which we refer to as our “Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of December 1, 2004, there were approximately 401 shareholders of record of our Common Stock.

Price Range of Common Stock

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	$17.99	$14.50	$16.90	$11.00
Second Quarter	$17.87	$13.35	$14.85	$11.77
Third Quarter	$17.00	$13.65	$17.00	$12.65
Fourth Quarter	$16.98	$13.15	$16.99	$14.51

Dividends

      During fiscal 2004, we paid a quarterly dividend on our Common Stock of $0.085 per share ($0.34 per share annually). During fiscal 2003, we paid a quarterly dividend of $0.08 per share ($0.32 per share annually).

      In October 2004, our board of directors approved a resolution to increase our quarterly dividend to $0.09 per share ($0.36 per share annually), on our Common Stock. We believe that this increase was warranted by our financial position and cash flow.

      For additional dividend information, please see “Item 6, Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2005, is incorporated herein by reference.

      For additional information concerning our capitalization, please see “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Purchases of Equity Securities

      Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2004, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. During fiscal 2004, we did not repurchase any shares of Common Stock. See “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Item 6.	SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. We derived the consolidated statement of operations data for the years ended September 30, 2004, 2003, and 2002, and the consolidated balance sheet data as of September 30, 2004 and 2003, from the Consolidated Financial Statements included elsewhere in this report. We also derived the consolidated statement of operations data for the years ended September 30, 2001 and 2000, and the consolidated balance sheet data as of September 30, 2002, 2001, and

2000, from audited Consolidated Financial Statements not included in this report. We have reclassified our plastic packaging operations, which we sold in October 2003, as a discontinued operation on the consolidated statements of operations for all periods presented. We have also presented the assets and liabilities of our plastic packaging operations as assets and liabilities held for sale for all periods presented on our consolidated balance sheets. The table below is consistent with those presentations.

	Year Ended September 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Net sales	$1,581,261	$1,433,346	$1,369,050	$1,364,759	$1,400,335
Restructuring and other costs	32,738	1,494	18,237	16,893	65,630
Goodwill amortization (a)	—	—	—	8,569	9,069
Income (loss) from continuing operations before the cumulative effect of a change in accounting principle	9,651	29,541	29,853	24,623	(19,840)
Income from discontinued operations	7,997	35	2,617	5,614	3,924
Income (loss) before the cumulative effect of a change in accounting principle	17,648	29,576	32,470	30,237	(15,916)
Cumulative effect of a change in accounting principle, net of tax	—	—	(5,844)	286	—

Net income (loss) (d)	17,648	29,576	26,626	30,523	(15,916)
Diluted earnings (loss) per common share from continuing operations before the cumulative effect of a change in accounting principle	0.27	0.85	0.87	0.74	(0.57)
Diluted earnings (loss) per common share before the cumulative effect of a change in accounting principle	0.50	0.85	0.94	0.90	(0.46)
Diluted earnings (loss) per common share from cumulative effect of a change in accounting principle, net of tax	—	—	(0.17)	0.01	—
Diluted earnings (loss) per common share	0.50	0.85	0.77	0.91	(0.46)
Dividends paid per common share	0.34	0.32	0.30	0.30	0.30
Book value per common share	12.28	12.07	11.80	12.00	11.57

Total assets	1,283,813	1,291,395	1,176,198	1,164,413	1,158,963
Current maturities of debt	83,906	12,927	62,917	97,152	20,328
Long-term debt due after one year	381,694	489,037	390,323	388,487	514,492
Debt excluding realized interest rate swap gains and mark-to-market value of interest rate swaps	465,600	501,964	453,240	485,639	534,820
Realized interest rate swap gains	21,235	22,224	16,693	—	—
Mark-to-market value of interest rate swaps	(2,774)	1,706	3,058	8,603	—
Total debt	484,061	525,894	472,991	494,242	534,820
Shareholders’ equity	437,601	422,036	405,147	402,760	386,303

Net cash provided by operating activities (b)	91,440	114,795	115,058	146,027	102,444
Capital expenditures	60,823	57,402	72,701	60,635	83,677
Cash paid for joint venture investment (c)	158	332	1,720	9,627	7,133
Cash paid for purchase of businesses, net of cash received	15,047	81,845	25,351	—	—

Notes (in thousands):

(a)	Amount not deductible for income tax purposes was $0, $0, $0, $6,189, and $6,550, in fiscal 2004, 2003, 2002, 2001, and 2000, respectively.

(b)	Net cash provided by operating activities for the year ended September 30, 2004 was reduced by approximately $9,869 in cash taxes paid from the gain on the sale of discontinued operations.

(c)	Of the total cash paid for the joint venture investment, contributions for capital expenditures amounted to $158, $332, $383, $7,667, and $7,133 during fiscal 2004, 2003, 2002, 2001, and 2000, respectively.

(d)	Goodwill amortization, net of tax in fiscal 2001 and fiscal 2000 was $7,802, or $0.23 per diluted share, and $8,302, or $0.24 per diluted share, respectively. Pro forma net income after adding back goodwill amortization, net of tax in fiscal 2001 was $38,325, or $1.14 per diluted share. In fiscal 2000, the pro forma net loss after adding back goodwill amortization, net of tax was $7,614, or $0.22 per diluted share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

      We have prepared our accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both very important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates.

Accounts Receivable

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific credit information. While these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future.

Inventory

      We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the reserve required for excess, obsolete or unsaleable inventory.

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

      The SFAS 142 goodwill impairment model is a two-step process. In step 1, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations.

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

      The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may change from period to period. If we had used other assumptions and estimates or if different conditions occurred in future periods, future operating results could be materially impacted. For example, based on available information as of our most recent review at the beginning of the fourth quarter of fiscal 2004, if our pre-tax earnings were to have decreased by 10% with respect to the pre-tax earnings we used in our forecasts, the enterprise value of each of our divisions would have continued to exceed their respective net book values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value, except for the paperboard division. If we had concluded that it was appropriate to further increase that discount rate by 50 basis points, the fair value for each of our other reporting units would have continued to exceed its carrying value, except for the folding carton division. Under such circumstances where the fair value of a reporting unit was less than its carrying value, we would have completed Step 2 of the impairment analysis for that reporting unit. We do not believe that such a change in the discount rate was appropriate at the beginning of the fourth quarter of fiscal 2004 and no facts have come to our attention that would require us to perform an interim impairment analysis under SFAS 142.

      In connection with the closure of our facility in Wright City, Missouri, we recorded a goodwill impairment charge of $0.2 million in the second quarter of fiscal 2004. Subsequently, we performed step 1 of the SFAS 142 impairment test for the laminated paperboard products division, which at that time we had not yet consolidated with our mill division. The results of our testing indicated the goodwill of the laminated paperboard products division was not further impaired. In connection with the shutdown of the laminated paperboard product converting lines at our Aurora, Illinois, facility and our decision to close our Otsego, Michigan, facility in the third quarter of fiscal 2004, we completed step 1 of the impairment test for the paperboard division as required under SFAS 142 and determined the goodwill of the paperboard division was not impaired. In connection with the closure of the St. Paul, Minnesota, folding carton facility we announced in the fourth quarter of fiscal 2004, we completed step 1 of the impairment test for the folding carton division as required under SFAS 142 and determined the goodwill of the folding carton division was not impaired. In addition, we completed the annual test of the goodwill associated with each of our reporting units during the fourth quarter of fiscal 2004 and we identified no indicators of impairment.

      We follow Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in determining whether the carrying value of any of our long-lived assets is impaired. The SFAS 144 test is a 3-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This model requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. The test is similar for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or fair value less anticipated cost to sell.

      Other intangible assets are amortized based on the pattern in which the economic benefits are consumed over their estimated useful lives ranging from 1 to 40 years. Most of the assets are amortized over periods of less than 10 years. We identify the weighted average lives of our intangible assets by category in “Note 7. Other Intangible Assets” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

      Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We believe no impairment indicators currently exist.

Self-Insurance

      We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group insurance reserve based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate per carrier. We calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing the reserve rates discussed above. During fiscal 2004, the average monthly claims paid fluctuated between $2.4 million and $2.7 million and our average claims lag fluctuated between 1.49 and 1.56 times the average monthly claims paid. Our accrual at September 30, 2004, represents approximately 1.54 times the average monthly claims paid. A 5% change in the average claims lag would change our reserve by approximately $0.2 million. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. A 1% increase in our effective tax rate would increase tax expense from continuing operations by approximately $0.1 million for fiscal 2004. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax exposure.

Pension

      The determination of our obligation and expense for pension is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 11. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein, which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. During fiscal 2004, the effect of a 0.25% change in the discount rate would have changed income before income taxes by approximately $1.2 million. During fiscal 2004, the effect of a 0.25% change in the expected long-term rate of return on plan assets would have changed income before income taxes by approximately $0.5 million.

      In accordance with U.S. generally accepted accounting principles, we accumulate actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and our future expense.

Stock Options

      We have elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”) and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we recognize no compensation expense. We disclose pro forma information regarding net income and earnings per share in “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Segment and Market Information

      We report our results in three industry segments: (1) the Packaging Products segment, (2) the Merchandising Displays and Corrugated Packaging segment, and (3) the Paperboard segment. In April 2004, we consolidated our laminated paperboard products division and mill division under common management. See “Business” above.

      The following table shows certain operating data for our three industry segments. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses. These items include elimination of intercompany profit, restructuring and other costs and certain corporate expenses. In April 2004, we consolidated our laminated paperboard products division and mill division under common management. We refer to the combined division as the paperboard division. The paperboard division now consists of the previously consolidated specialty paperboard division, the former coated paperboard division and the former laminated paperboard products division. As part of this reorganization, we moved our Macon, Georgia, drum manufacturing facility into our corrugated packaging division. We also reviewed our allocation of internal costs and determined that it was more appropriate to designate some home office administrative costs as non-allocated and to not allocate these costs to our operating segments. We have restated the segment data in this report as a result of our review of the internal cost allocation and reclassified $3.5 million, $3.0 million and $3.0 million of costs to the non-allocated category for fiscal 2004, 2003, and 2002, respectively.

	Year Ended September 30,

	2004	2003	2002

	(In millions)
Net sales (aggregate):
Packaging Products	$908.1	$801.4	$722.7
Merchandising Displays and Corrugated Packaging	318.3	291.2	296.0
Paperboard	539.9	509.9	509.7

Total	$1,766.3	$1,602.5	$1,528.4

Net sales (intersegment):
Packaging Products	$3.5	$4.6	$3.3
Merchandising Displays and Corrugated Packaging	4.7	5.0	4.4
Paperboard	176.8	159.6	151.6

Total	$185.0	$169.2	$159.3

Net sales (unaffiliated customers):
Packaging Products	$904.6	$796.8	$719.4
Merchandising Displays and Corrugated Packaging	313.6	286.2	291.6
Paperboard	363.1	350.3	358.1

Total	$1,581.3	$1,433.3	$1,369.1

Segment income:
Packaging Products	$38.0	$38.5	$47.2
Merchandising Displays and Corrugated Packaging	29.1	28.6	34.5
Paperboard	15.7	21.8	24.3

	82.8	88.9	106.0
Restructuring and other costs	(32.7)	(1.5)	(18.2)
Non-allocated expenses	(11.7)	(9.1)	(9.3)
Interest expense	(23.6)	(26.9)	(26.4)
Interest and other income (expense)	(0.2)	0.1	0.4
Minority interest in income of consolidated subsidiary	(3.4)	(3.2)	(3.0)

Income from continuing operations before income taxes and the cumulative effect of a change in accounting principle	$11.2	$48.3	$49.5

Overview

      During fiscal 2004, we took advantage of strengthening demand for our products by capitalizing on our ongoing cost reduction efforts and investments in cost-reducing technologies. Overall, net sales increased 10.3% for the fiscal year compared to fiscal 2003. Net sales increased in each of our segments in fiscal 2004 despite a pricing environment for our products that remains highly competitive.

      In our Packaging Products segment, folding carton division net sales increased 15.5%, both due to growth during the period in the portion of our business that was not attributable to acquisitions (which we refer to as our “internal growth”) and growth arising from the acquisitions that we completed during fiscal 2003. In the current margin environment for our folding carton division, competitive pricing pressure significantly offset the contribution from increased volume. We expect competitive pricing pressures to continue during fiscal 2005. During fiscal 2004, the strong growth in folding carton sales and the high capacity at which some of our folding carton facilities operated created some inefficiencies in our operations. We expect to address these inefficiencies during fiscal 2005, in part by reducing sales to our lower margin accounts. Based on our current expectations, which are impacted by the announced closure of our St. Paul, Minnesota facility, we may see a modest decline in folding carton sales in fiscal 2005. Net sales in our Packaging Products segment contributed by our interior packaging division increased 2.2% primarily due to increased volume.

      In our Merchandising Displays and Corrugated Packaging segment, net sales of merchandising displays increased 7.6% due to strong demand and sales to new customers as we expanded our presence in the North American display business. The market for merchandising displays continues to reflect price competitiveness through more frequent bidding for business and increased demand for lower cost displays with more economical designs. We continue to expand that business platform by broadening our permanent and multi-material display capabilities as well as developing theft deterrent solutions for high theft products that are sold in various classes of retailers. These theft deterrent solutions are in various stages of development. In fiscal 2004, our merchandising displays business completed a small acquisition to expand into Mexico. We expect our ability to leverage our joint expertise and our existing relationships with customers that also do business in Mexico will allow us to grow the business in the coming years. Our corrugated packaging division net sales increased in fiscal 2004 due to increased volume and our acquisition of a corrugator in Athens, Alabama, in August 2004. The seller built the corrugator in December 2002 but operated it at much less than its capacity. While the facility was losing money when we acquired it, we believe we can integrate this facility with our existing operations and establish a profitable growth operation in the growing southeastern marketplace.

      Our Paperboard segment net sales increased 5.9% during fiscal 2004 primarily as a result of higher selling prices and increased volumes. Although average paperboard prices were up $18 per ton for the year, the price increase was less than the $26 per ton increase in our fiber, energy, chemical and freight costs. We expect to continue to see some further price increases in the first and second quarters of fiscal 2005 resulting from price increases we previously announced.

      Significantly higher costs offset the effect of increased net sales company wide. At our recycled paperboard mills alone the aggregate costs of recycled fiber, energy, chemicals and freight increased $28.6 million in fiscal 2004 compared to fiscal 2003.

      During fiscal 2004, we closed several of our operations when we concluded that the operations were no longer cash flow positive. During the second quarter of fiscal 2004, we announced the closure of our Wright City, laminated paperboard products facility. We did not consolidate the majority of the sales of this operation into our remaining laminated facilities. During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard product converting lines at our Aurora, Illinois, facility. We did not consolidate the majority of the sales from these products into our remaining facilities. We will continue to manufacture specialty recycled paperboard and solid fiber book and binder products at the facility. We announced the closure of our Otsego, Michigan, recycled specialty paperboard mill effective July 7, 2004. We shifted approximately 35,000 tons, approximately one third of the volume of this facility, to our remaining recycled paperboard facilities. During the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota, folding carton facility. We expect this closure to be effective in the second quarter of fiscal 2005. We expect to shift the majority of its production to our other folding carton facilities. Operating losses at our

Wright City facility, the laminated paperboard products operations of our Aurora facility, our Otsego mill, and our St. Paul facility for fiscal 2004 were $1.6 million, $2.1 million, $3.0 million, and $2.1 million, respectively. As a result of these closures, we expect greater capacity utilization at our other operations, reduced aggregate costs and more efficient production operations, all of which we expect to be accretive to earnings.

      Our annual pension cost increased from approximately $11 million in fiscal 2003 to approximately $18 million in fiscal 2004, primarily due to two factors. Costs increased $3.5 million as a result of our reduction of the assumed discount rate from the fiscal 2003 rate of 7.25% to the fiscal 2004 rate of 6.50%, due to a decrease in the underlying benchmark index. Our net pension cost also increased $2.9 million due to negative market returns in recent years. See “Note 11. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. During fiscal 2004, we contributed approximately $20 million to our retirement plans in order to maintain 90% funded status according to Internal Revenue Service guidelines. In fiscal 2003, we contributed approximately $23 million. In fiscal 2005, we currently expect to contribute approximately $12 million to $16 million, an amount roughly equivalent to our pension expense for the year.

Results of Operations

      We provide quarterly information in the following tables to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC.

      Net Sales (Unaffiliated Customers)

      Net sales for fiscal 2004 increased 10.3% compared to fiscal 2003 due to net sales increases in each of our segments arising primarily from strong demand for our products. Packaging Products segment net sales increased 13.3%. Merchandising Displays and Corrugated Packaging segment net sales increased 9.3%. Paperboard segment net sales increased 5.9%.

      Net sales for fiscal 2003 increased 4.7% compared to fiscal 2002 primarily due to 12.0% growth in folding carton net sales. Packaging Products segment net sales increased 10.9%. Merchandising Displays and Corrugated Packaging segment net sales were 1.6% lower primarily due to the September 2002 closure of our Dothan, Alabama facility. Paperboard segment net sales were relatively flat.

      We have provided further information regarding factors that impacted net sales in the segment discussions below.

      Net Sales (Aggregate) — Packaging Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2002	$177.7	$177.6	$182.8	$184.6	$722.7
2003	173.7	196.3	210.1	221.3	801.4
2004	208.9	231.7	231.6	235.9	908.1

      Net sales of the Packaging Products segment before intersegment eliminations for fiscal 2004 increased 13.3% compared to fiscal 2003. Net sales of the Packaging Products segment before intersegment eliminations for fiscal 2003 increased 10.9% compared to fiscal 2002.

Net Sales (Aggregate) by Division — Packaging Products Segment

	Folding Carton	Interior Packaging	Total

	(In millions)
2002	$598.5	$124.2	$722.7
2003	670.3	131.1	801.4
2004	774.2	133.9	908.1

      The 13.3% increase in Packaging Products segment net sales before intersegment eliminations in fiscal 2004 compared to fiscal 2003 was primarily due to sales growth in our folding carton division where sales were up 15.5% from the prior year period. Approximately $41.5 million of the $106.7 million increase in segment net sales was attributable to our fiscal 2003 acquisitions and the remainder was primarily due to internal growth. Competitive pricing significantly offset the contribution from increased net sales. Net sales in our interior packaging joint venture increased $2.8 million in fiscal 2004 primarily due to increased volume.

      The 10.9% increase in Packaging Products segment net sales before intersegment eliminations for fiscal 2003 compared to fiscal 2002 was the result of both higher volumes due to internal growth and the acquisitions of Groupe Cartem Wilco Inc. (which we refer to as “Cartem Wilco”) and PCPC, Inc., d/b/a Pacific Coast Packaging Corp. (which we refer to as “Pacific Coast Packaging”) by the folding carton division. The two acquisitions contributed $45.6 million of the $71.8 million increase in folding carton net sales. Higher volumes were partially offset by lower prices in a highly competitive pricing environment. Our interior packaging sales increased $6.9 million in fiscal 2003 due to increased volume and our ability to successfully implement a price increase due to paperboard cost increases. We believe the increased volume was impacted by increased sales to beer and wine manufacturers, which increased significantly during the period in relation to sales to food glass manufacturers.

Net Sales (Aggregate) — Merchandising Displays and Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2002	$74.1	$71.4	$69.6	$80.9	$296.0
2003	75.1	66.1	71.7	78.3	291.2
2004	73.5	77.5	75.8	91.5	318.3

      Net sales of the Merchandising Displays and Corrugated Packaging segment before intersegment eliminations for fiscal 2004 increased 9.3% compared to fiscal 2003. Net sales of this segment before intersegment eliminations for fiscal 2003 decreased 1.6% compared to fiscal 2002.

Net Sales (Aggregate) by Division — Merchandising Displays and Corrugated Packaging Segment

	Merchandising Displays	Corrugated Packaging	Total

	(In millions)
2002	$218.6	$77.4	$296.0
2003	220.8	70.4	291.2
2004	237.6	80.7	318.3

      The 9.3% increase in Merchandising Displays and Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2004 compared to fiscal 2003 resulted primarily from an increase in net sales of merchandising displays, which were up 7.6%. This increase occurred primarily due to strong demand and sales to new customers as we expanded our presence in the North American display business. Our corrugated packaging net sales increased 14.6% or $10.3 million due to increased volume and our Athens Acquisition in August 2004, which contributed $3.7 million in net sales.

      The 1.6% decrease in this segment’s net sales before intersegment eliminations for fiscal 2003 compared to fiscal 2002 was primarily the result of lower prices and volumes in the corrugated packaging division. The lower corrugated packaging sales relative to the prior year period was primarily the result of the September 2002 closure of our Dothan, Alabama, facility and our sale of that facility’s customer relationships. Net sales at corrugated packaging locations other than Dothan increased over fiscal 2002. The increase in net sales of merchandising displays was primarily due to growth from the acquisitions we made in fiscal 2002. Sales of merchandising displays increased despite a weakening in the market for promotional displays.

Net Sales (Aggregate) — Paperboard Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)
2002	$123.3	$122.2	$127.4	$136.8	$509.7
2003	121.8	128.9	128.8	130.4	509.9
2004	128.3	136.1	138.6	136.9	539.9

      Net sales of the Paperboard segment before intersegment eliminations for fiscal 2004 increased 5.9% compared to fiscal 2003. Net sales of the Paperboard segment before intersegment eliminations for fiscal 2003 were relatively flat compared to fiscal 2002.

Net Sales (Aggregate) by Division — Paperboard Segment

		Recycled
	Paperboard	Fiber	Total

	(In millions)
2002	$469.7	$40.0	$509.7
2003	458.6	51.3	509.9
2004	477.0	62.9	539.9

      The 5.9% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2004 compared to fiscal 2003 was primarily due to a 2.6% increase in paperboard tons shipped and an $18 per ton increase in our average selling price for all tons shipped. During fiscal 2004, our mills operated at 96% of capacity compared to 94% in fiscal 2003. Total tons shipped in fiscal 2004 for the segment increased to 1,130,004 tons from 1,100,832 tons shipped in fiscal 2003. Net sales of our recycled fiber division increased 22.3% primarily due to increased fiber prices and volume. Sales of laminated paperboard products continued to decline as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book and binder industries, which during fiscal 2004 continued to be our primary laminated paperboard products markets, as well as continued competitive pricing. Net sales also decreased due to closures of our laminated plant facilities at the end of fiscal 2003 and second quarter of fiscal 2004.

      For fiscal 2003 as compared to fiscal 2002, total tons shipped for the year were down slightly at 0.4%, but net sales in the segment were stable primarily due to an increase in fiber prices over the prior year. Fiber price increases were offset primarily by competitive pricing for clay-coated recycled paperboard and by declines in sales of our laminated paperboard products, as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book and binder industries.

Cost of Goods Sold

      Cost of goods sold increased to $1,310.9 million (82.9% of net sales) in fiscal 2004 from $1,168.2 million (81.5% of net sales) in fiscal 2003 primarily due to $28.6 million (1.8% of net sales) of increased fiber, energy, chemical and freight costs at our recycled paperboard mills. Fiber, energy, chemical and freight costs at our recycled paperboard mills increased $16.3 million, $9.2 million, $1.3 million and $1.8 million, respectively. Energy costs continue to be driven by higher natural gas prices. In fiscal 2003, we hedged most of our winter requirements for natural gas purchases at a NYMEX equivalent price of less than $3.50 per MMBtu (million British thermal units). In fiscal 2004, we hedged approximately two-thirds of our winter energy purchases at a NYMEX equivalent price of approximately $5.20 per MMBtu that resulted in a small benefit compared to the winter NYMEX contract close prices. Across our businesses we also experienced increased freight costs of $4.4 million (0.3% of net sales), excluding the $1.8 million of recycled paperboard freight costs referred to above, increased group insurance expense of $3.6 million (0.2% of net sales), increased pension expense of $3.3 million (0.2% of net sales), and increased workers’ compensation expense of $2.0 million (0.1% of net sales) during fiscal 2004 compared to fiscal 2003. The increase in freight costs was primarily due to increased volumes associated with our increased net sales and, to a lesser degree, increased fuel surcharges. Partially offsetting these higher costs were lower expenses for maintenance and repairs of $0.6 million. We also partially offset the effect of these increased costs by leveraging certain fixed costs at our higher operating rates. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact in fiscal 2004 compared to fiscal 2003 reduced costs of goods sold by $0.5 million.

      Cost of goods sold increased to $1,168.2 million (81.5% of net sales) in fiscal 2003 from $1,090.4 million (79.6% of net sales) in fiscal 2002 primarily due to $10.3 million (0.7% of net sales) of increased fiber and energy costs at our recycled paperboard mills. Fiber and energy costs at our recycled paperboard mills increased $3.7 million and $6.6 million, respectively. Energy costs continued to be driven by higher natural gas prices.

      We have provided further information regarding factors that impacted cost of goods sold in the segment discussions included below under the heading “Segment Operating Income.”

      We value substantially all of our U.S. inventories at the lower of cost or market with cost determined on the last-in, first-out, or “LIFO,” inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in, first-out, or “FIFO,” inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

      The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2004		Fiscal 2003		Fiscal 2002

	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO

	(In millions)
Cost of goods sold	$1,310.9	$1,308.8	$1,168.2	$1,167.7	$1,090.4	$1,090.2
Net income	17.6	19.0	29.6	29.9	26.6	26.7

      Our ability to work as an integrated business, as opposed to different units, has given us opportunities to reduce production overhead costs and to take advantage of economies of scale in purchasing, customer service, freight and other areas common to all of our facilities. In 2004, we continued the Six Sigma process that we introduced company-wide during fiscal 2002 to reduce our variable manufacturing and transactional costs. Six Sigma is a process improvement methodology that has a relentless focus on customer needs and delivering significant bottom line results. It is a disciplined, data-driven approach and methodology for eliminating defects in any process, from manufacturing to transactional and from product to service.

Gross Profit

(% of Net Sales)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2002	21.6	20.3	21.1	18.5	20.4
2003	18.8	18.0	18.6	18.6	18.5
2004	16.9	17.1	16.6	17.8	17.1

      Gross profit for fiscal 2004 increased 2.0% to $270.3 million from $265.2 million for fiscal 2003. Gross profit as a percentage of net sales decreased to 17.1% for fiscal 2004 from 18.5% for fiscal 2003.

      Gross profit for fiscal 2003 decreased 4.8% to $265.2 million from $278.6 million for fiscal 2002. Gross profit as a percentage of net sales decreased to 18.5% for fiscal 2003 from 20.4% for fiscal 2002.

      See also the “Cost of Goods Sold” and “Segment Operating Income” sections.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales to 12.6% in fiscal 2004 from 12.9% in fiscal 2003. SG&A expenses were $14.4 million higher than fiscal 2003 primarily as a result of increases in bad debt expense, pension expense, sales commissions, bonuses and stock compensation expense, and the amortization of certain identifiable intangible assets, which were $3.6 million,

$3.5 million, $2.0 million, $1.5 million and $1.2 million, respectively, higher than fiscal 2003. Offsetting these items during fiscal 2004 were travel and entertainment expenses that were $1.8 million lower than the prior fiscal year. Bad debt expense increased due to the declining credit quality of certain customers, the size of our credit exposure to individual customers, and customer bankruptcies. Commissions expense increased because of increased sales, primarily in our folding carton business. Bonuses and stock compensation expense increased due to the attainment of certain performance targets. Amortization of identifiable intangible assets increased primarily due to the fiscal 2003 acquisitions. Travel and entertainment expenses decreased primarily as a result of our continued focus on controlling costs.

      SG&A expenses for fiscal 2003 increased 1.8% to $184.9 million from $181.7 million for fiscal 2002. SG&A expenses as a percentage of net sales for fiscal 2003 decreased to 12.9% from 13.3% for fiscal 2002. The aggregate dollar increase was primarily due to our acquisition activity. During fiscal 2003, we incurred a $1.8 million increase in consulting expenses primarily associated with the merchandising display division’s enterprise application integration system project, increased pension costs of $2.6 million and increased bonus expense of $2.4 million due to the attainment of certain performance targets. The decrease in SG&A expenses as a percentage of net sales for fiscal 2003 resulted primarily from our continued focus on cost reductions, productivity improvements and decreased bad debt expense of $3.9 million. Bad debt decreased compared to the prior fiscal year due to lower total exposure to and improvements in the credit quality of several customers.

Acquisitions

      In August 2004, we acquired a corrugator located in Athens, Alabama. The corrugator is capable of producing a variety of flute size configurations. Our Athens Acquisition will allow us to continue to grow our corrugated packaging division, better serve customers located in our market area and expand our geographic reach. The purchase price of this transaction was approximately $13.7 million. We accounted for this acquisition under the purchase method of accounting, which requires us to record the assets and liabilities of the acquisition at their estimated fair value. The purchase price did not exceed the fair value of the assets and liabilities acquired; therefore, we recorded no goodwill. We included the results of operations of the Athens operations in our consolidated statements of operations from the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to refinement. The pro forma impact of the Athens Acquisition is not material to our consolidated financial results for fiscal 2004. Included in the assets acquired are $2.2 million of intangible assets. The intangible assets consist of customer relationships and a non-compete agreement. We are amortizing the customer relationships over 10 years and the non-compete agreement over five years.

      In January 2003, we completed our acquisition of Cartem Wilco. We acquired Cartem Wilco to strengthen our presence in the health-and-beauty and pharmaceutical packaging markets and to expand our folding carton operations in Canada. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.3 million. In August 2003, we completed our acquisition of Pacific Coast Packaging, a folding carton manufacturer located in Kerman, California. The purchase price of this transaction (including the assumption of debt) was approximately $15.4 million. We acquired Pacific Coast Packaging both for its geographic significance and for the way it complements our current customer base and growth strategy. Pacific Coast Packaging, our first folding carton operation on the West Coast, is a low cost producer of folding cartons for the quick serve food, in-store deli, stock and gift box markets. We accounted for these acquisitions under the purchase method of accounting, which requires us to record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. We included the results of operations from our Cartem Wilco and Pacific Coast Packaging facilities in our consolidated results from the respective dates of acquisition. The pro forma impact of these acquisitions is not material to the consolidated financial results. In fiscal 2003, included in the assets acquired were $13.4 million of intangible assets and $2.6 million of assets held for sale. The assets held for sale represent the fair value of three small subsidiaries of Cartem Wilco that we sold effective December 10, 2003. The intangible assets consist of customer relationships and trademarks. We are amortizing the customer relationships over a weighted average life of 8.6 years. We are amortizing the trademark over one year. Approximately $24.9 million of the $26.7 million in goodwill is deductible for U.S. income tax purposes.

      In fiscal 2004, cash paid for purchase of businesses was $15.0 million, which consisted primarily of the $13.7 purchase price for the Athens Acquisition discussed above. In fiscal 2004, we completed our third party appraisals of Pacific Coast Packaging, which we acquired in fiscal 2003. We reclassified $1.5 million to goodwill, of which $1.8 million was a reduction in the customer list intangible, $0.4 million was an increase in property, plant and equipment, and $0.1 million was a decrease in inventory. In fiscal 2004, we also completed the final adjustments to our fiscal 2003 Cartem Wilco acquisition and recorded $0.6 million of additional goodwill. We recorded $3.3 million of goodwill in fiscal 2004, approximately $2.5 million of which is deductible for U.S. income tax purposes.

Restructuring and Other Costs

      We recorded pre-tax restructuring and other costs of $32.7 million, $1.5 million, and $18.2 million for fiscal 2004, 2003, and 2002, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

Fiscal 2004

      During the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri, laminated paperboard products facility effective March 31, 2004. The closure resulted in the termination of approximately 68 employees. We did not consolidate the majority of the sales of this operation into our remaining laminated facilities. During fiscal 2004, we recorded a pre-tax charge of $7.9 million. The charge consisted of an asset impairment charge of $6.7 million to record the equipment and facility at their estimated fair value less cost to sell, severance and other employee costs of $0.6 million, a goodwill impairment charge of $0.2 million, and other costs of $0.4 million.

      During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois, facility. The closure resulted in the termination of approximately 93 employees. We did not consolidate the majority of the sales from these products lines into our other facilities. During fiscal 2004, we recorded a pre-tax charge of $4.2 million. The charge consisted of a net asset impairment charge of $3.5 million to record the equipment at its estimated fair value less cost to sell, and severance and other employee costs of $0.7 million.

      During the third quarter of fiscal 2004, we consolidated our laminated paperboard products division and mill division under common management and reduced the size of the combined divisional staffs. We renamed the combined division as the paperboard division. During fiscal 2004, we recorded a pre-tax charge of $0.5 million for severance and other employee costs in connection with this reorganization.

      During the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan, specialty recycled paperboard mill. We preliminarily expected the closure to result in the termination of approximately 108 employees. Most of the terminations occurred by our fiscal year end. A significant portion of the capacity of this facility supported the laminated paperboard products facilities that we closed during fiscal 2004. We shifted approximately one third of the volume of this facility to our remaining recycled paperboard facilities. During fiscal 2004, we recorded a pre-tax charge of $16.6 million that consisted of an asset impairment charge of $13.9 million to write down the equipment and facility to fair value, severance and other employee costs of $1.7 million, $0.7 million for property, plant and equipment related parts and supplies, and other costs of $0.3 million.

      In connection with the shutdown of the laminated paperboard products converting lines at our Aurora, Illinois, facility and our decision to close our Otsego, Michigan, facility, we completed step 1 of the impairment test for the paperboard division as required under SFAS 142, and determined the goodwill of the paperboard division was not impaired.

      During the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota, folding carton facility. We expect this closure to be effective in the second quarter of fiscal 2005. We expect the closure to result in the termination of approximately 146 employees. We expect to shift a majority of the production to our other folding carton facilities. During fiscal 2004, we recorded a pre-tax charge of

$3.0 million that consisted of an asset impairment charge of $1.6 million to write down the equipment to estimated fair value less cost to sell, $0.7 million for property, plant and equipment related parts and supplies, severance and other employee costs of $0.6 million, and other costs of $0.1 million.

      During fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We recorded expenses of $1.1 million in connection with this project. We expect to complete the reorganization process in fiscal 2005. We also sold our previously closed Mundelein, Illinois, merchandising displays facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges primarily from previously announced facility closures totaling $1.2 million. The charges consisted primarily of $0.9 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of other costs.

      During fiscal 2005, we expect to incur future restructuring and other costs of $4.1 million related to our previously announced initiatives. These costs will primarily consist of $1.5 million for severance and other employee costs, $0.6 million for equipment removal and relocation costs, $0.4 million for personnel relocation costs, $0.3 million for tax reorganization expenses, $0.3 million for facility carrying costs, and $1.0 million for other expenses.

      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $3.3 million to our Packaging Products segment, $29.9 million to the Paperboard segment, and $1.1 million to our corporate operations and would have recorded a gain of $1.6 million for our Merchandising Displays and Corrugated Packaging segment. Of these costs, $26.8 million were non-cash. Facilities that we closed or announced that we planned to close during fiscal 2004 had combined revenues of $69.2 million, $81.9 million and $75.7 million for fiscal years 2004, 2003 and 2002, respectively, including the laminated paperboard product converting lines at our Aurora facility. We cannot separately identify operating losses at our Aurora facility because the facility manufactures other items and utilizes shared services. However, we can reasonably estimate pre-tax operating losses of the laminated paperboard products converting lines. Facilities that we closed or announced that we planned to close during fiscal 2004 had combined pre-tax operating losses of $8.9 million, $9.4 million and $11.6 million for fiscal years 2004, 2003 and 2002, respectively, including the laminated paperboard products converting lines at our Aurora facility.

Fiscal 2003

      During the second quarter of fiscal 2003, we announced the closure of our Hunt Valley, Maryland, and Mundelein, Illinois, merchandising displays facilities. The closures resulted in the termination of approximately 49 employees. We consolidated the operations of these plants into other existing facilities. In connection with these closings during fiscal 2003, we recorded a pre-tax charge $0.5 million, which consisted of $0.3 million for equipment removal and relocation costs and other costs of $0.2 million.

      During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas, laminated paperboard products facility. The closure resulted in the termination of approximately 20 employees and we consolidated the operations of this plant into other existing facilities. In connection with this closing during fiscal 2003, we recorded a pre-tax charge of $0.4 million that consisted of an asset impairment charge of $0.2 million to write down the equipment to fair value less cost to sell, and severance and other employee costs of $0.2 million.

      In addition, we had accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at our closed laminated paperboard products plant in Vineland, New Jersey, and the earlier than planned sales of property at Vineland and our closed folding carton plant in Augusta, Georgia. Expenses recognized as incurred from previously announced facility closings totaling $1.2 million were attributable to equipment relocation costs of $1.4 million primarily from Vineland and a closed folding carton plant in El Paso, Texas, $0.3 million due to changes in estimated workers’ compensation claims, a net gain on sale of property and equipment of $0.8 million primarily due to the sale of the Vineland and El Paso facilities, and $0.3 million in other miscellaneous items. Expenses recognized as incurred of $0.5 million were attributable to our decision to remove from service certain equipment in the folding carton and paperboard divisions.

      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $0.6 million to our Packaging Products segment, $0.5 million to our Merchandising Displays and Corrugated Packaging segment, and $0.4 million to the Paperboard segment. Of these costs, $0.2 million income was non-cash. Facilities that we closed during fiscal 2003 had combined revenues of $13.1 million and $23.3 million and combined operating losses of $2.6 million and $0.4 million during fiscal 2003 and 2002, respectively.

Fiscal 2002

      During fiscal 2002, we incurred restructuring and other costs related to announced facility closings. During fiscal 2002, we generally accrued the cost of employee terminations at the time of notification to the employees in accordance with Emerging Issues Task Force issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We expensed as incurred certain other costs, such as moving and relocation costs. These restructuring costs include the closing of a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama, and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, we incurred charges of $11.5 million during fiscal 2002, which consisted of asset impairment charges of $7.7 million, severance and other employee costs of $1.6 million, equipment relocation costs of $0.6 million, carrying costs of $0.6 million, and other costs of $1.0 million. Facilities that we closed during fiscal 2002 had combined revenues of $40.4 million and combined losses of $5.4 million during fiscal 2002. We consolidated the operations of the closed plants into other existing facilities.

      During fiscal 2002, we incurred impairment charges of $6.1 million when we permanently shut down our specialty paper machine at our Dallas, Texas, mill ($3.0 million) and our No. 1 paper machine at our Lynchburg, Virginia specialty mill ($2.0 million), and determined that certain equipment in our folding carton division was impaired ($1.1 million). We also recorded income of $0.7 million during fiscal 2002 for closure events prior to fiscal 2002, primarily for the gain on sale of building and equipment at our previously closed Jersey City, New Jersey, laminated paperboard products facility. We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $4.6 million to our Packaging Products segment, $0.7 million to our Merchandising Displays and Corrugated Packaging segment, and $12.9 million to the Paperboard segment.

Segment Operating Income

Operating Income — Packaging Products Segment

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales

	(In millions, except percentages)
First Quarter	$177.7	$10.3	5.8%
Second Quarter	177.6	12.1	6.8
Third Quarter	182.8	14.0	7.6
Fourth Quarter	184.6	10.8	5.9

Fiscal 2002	$722.7	$47.2	6.5%

First Quarter	$173.7	$4.9	2.8%
Second Quarter	196.3	10.0	5.1
Third Quarter	210.1	10.8	5.1
Fourth Quarter	221.3	12.8	5.8

Fiscal 2003	$801.4	$38.5	4.8%

First Quarter	$208.9	$7.0	3.4%
Second Quarter	231.7	10.2	4.4
Third Quarter	231.6	11.8	5.1
Fourth Quarter	235.9	9.0	3.8

Fiscal 2004	$908.1	$38.0	4.2%

      Operating income attributable to the Packaging Products segment for fiscal 2004 was $38.0 million, relatively flat compared to $38.5 million in fiscal 2003. Our operating margin for fiscal 2004 was 4.2% compared to 4.8% in fiscal 2003. The decrease in operating income for the segment was primarily due to competitive pressures experienced by the folding carton division, a $1.4 million increase in bad debt expense that arose from a change in the credit quality of several customers, increased sales commissions of $1.0 million due to increased net sales, increased workers’ compensation expense of $1.2 million, increased group insurance of $2.8 million, increased freight expense of $3.6 million primarily due to increased volumes associated with our increased net sales and, to a lesser degree, increased fuel surcharges, increased pension expense of $2.6 million, increased intangible asset amortization of $0.9 million due to the amortization associated with the fiscal 2003 acquisitions in our folding carton division. Partially offsetting the effect of these cost increases was the margin generated from increased sales in the segment that resulted from leveraging certain fixed costs at higher operating rates.

      Operating income attributable to the Packaging Products segment for fiscal 2003 decreased 18.3% to $38.5 million from $47.2 million for fiscal 2002. Our operating margin for fiscal 2003 was 4.8% compared to 6.5% for fiscal 2002 despite increased net sales resulting from internal growth, the acquisitions of Cartem Wilco and Pacific Coast Packaging in the folding carton division and increased volume in the interior packaging division. Higher volumes were more than offset by the highly competitive pricing environment and increased raw material and energy costs. Partially offsetting these higher costs was decreased bad debt expense of $1.5 million in the segment.

Operating Income — Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return on
	(Aggregate)	Income	Sales

	(In millions, except percentages)
First Quarter	$74.1	$11.9	16.0%
Second Quarter	71.4	8.2	11.5
Third Quarter	69.6	5.0	7.2
Fourth Quarter	80.9	9.4	11.6

Fiscal 2002	$296.0	$34.5	11.7%

First Quarter	$75.1	$7.2	9.6%
Second Quarter	66.1	5.3	8.0
Third Quarter	71.7	6.8	9.6
Fourth Quarter	78.3	9.3	11.8

Fiscal 2003	$291.2	$28.6	9.8%

First Quarter	$73.5	$5.9	8.1%
Second Quarter	77.5	7.5	9.7
Third Quarter	75.8	6.1	8.0
Fourth Quarter	91.5	9.6	10.4

Fiscal 2004	$318.3	$29.1	9.1%

      Operating income attributable to the Merchandising Displays and Corrugated Packaging segment in fiscal 2004 increased 1.8% to $29.1 million compared to $28.6 million in fiscal 2003. Our operating margin for fiscal 2004 decreased to 9.1% from 9.8% in fiscal 2003. The segment’s increase in gross profit from our 9.3% increase in net sales was almost completely offset by increased bad debt expense of $1.0 million due to a change in the credit quality of several customers, increased sales commissions of $1.2 million due to increased net sales, increased workers’ compensation expense of $0.3 million, increased pension expense of $1.3 million and increased selling, general and administrative salaries of $0.8 million to support our increased sales levels. The $1.2 million we invested in developing theft deterrent solutions in fiscal 2004 also reduced segment operating income.

      Operating income attributable to this segment for fiscal 2003 decreased 17.2% to $28.6 million from $34.5 million for fiscal 2002. Our operating margin for fiscal 2003 decreased to 9.8% from 11.7% in fiscal 2002. Operating income for the segment was down due to expenses associated with an enterprise application integration project at our merchandising displays division of $1.5 million, higher raw material prices and lower prices and volumes experienced in the corrugated packaging division.

Operating Income — Paperboard Segment

				Coated and	Average
				Specialty	Coated and			Weighted
				Recycled	Specialty		Average	Average
				Paperboard	Recycled	Corrugated	Corrugated	Recovered
	Net Sales	Operating		Tons	Paperboard	Medium Tons	Medium	Paper
	(Aggregate)	Income	Return	Shipped(a)	Price(a)(b)	Shipped	Price(b)	Cost(b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)

First Quarter	$123.3	$6.3	5.1%	223.9	$424	43.6	$342	$67
Second Quarter	122.2	6.4	5.2	230.2	410	42.5	337	65
Third Quarter	127.4	9.0	7.1	235.4	410	44.0	331	78
Fourth Quarter	136.8	2.6	1.9	241.0	425	44.8	346	108

Fiscal 2002	$509.7	$24.3	4.8%	930.5	$417	174.9	$339	$80

First Quarter	$121.8	$5.3	4.4%	217.3	$434	40.8	$343	$82
Second Quarter	128.9	6.4	5.0	241.9	418	41.5	335	78
Third Quarter	128.8	6.0	4.7	239.3	437	40.4	340	88
Fourth Quarter	130.4	4.1	3.1	234.6	438	45.0	333	86

Fiscal 2003	$509.9	$21.8	4.3%	933.1	$432	167.7	$338	$83

First Quarter	$128.3	$3.1	2.4%	230.7	$440	43.9	$331	$86
Second Quarter	136.1	2.4	1.7	248.8	439	42.9	341	94
Third Quarter	138.6	2.6	1.9	248.0	456	44.7	350	107
Fourth Quarter	136.9	7.6	5.6	224.9	470	46.1	383	105

Fiscal 2004	$539.9	$15.7	2.9%	952.4	$451	177.6	$352	$98

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

(b)	In fiscal 2003, for all prior periods, we revised the method of computation of the Average Recycled Paperboard and Corrugated Medium Prices and the Weighted Average Recovered Paper Cost, and restated the amounts shown, to better reflect their impact on our segment operating results. The Average Recycled Paperboard and Corrugated Medium Prices represent the average gross sales price per manufactured ton shipped adjusted for volume discounts and freight billed or allowed. The Average Recycled Paperboard and Corrugated Medium Prices are not adjusted for payment discounts or sales returns and allowances. The Weighted Average Recovered Paper Cost represents the average cost of fiber per manufactured ton shipped, including related freight and brokerage costs.

      Operating income attributable to the Paperboard segment for fiscal 2004 decreased 27.6% to $15.7 million compared to $21.8 million in fiscal 2003 despite the increase in paperboard tons shipped and average selling price. Our operating margin for fiscal 2004 decreased to 2.9% from 4.3% in fiscal 2003. Operating income in our recycled fiber division increased 143.4% as a result of higher fiber prices and increased volume. The operating loss generated by our laminated paperboard products operations increased $0.7 million due to lower sales, continued pricing pressure, and rising material costs. In our recycled paperboard mills, higher fiber costs of $16.3 million (1.0% of net sales), increased energy costs of $9.2 million (0.6% of net sales), increased chemical costs of $1.3 million (0.1% of net sales), and increased freight costs of $1.8 million (0.1% of net sales), more than offset the increased average selling price of $19.6 million (1.2% of net sales). The net impact of the increased average selling price and the increased fiber, energy, chemical and freight costs was a reduction in segment income of $8.9 million (0.6% of net sales). Other Paperboard segment freight costs increased $0.3 million. Additionally, group insurance expense increased $0.9 million, pension expense increased $1.9 million, inventory write-downs related to closed plants increased $0.8 million, bad debt expense increased $1.3 million due to the change in credit quality of several customers, and workers’ compensation expense increased $0.5 million.

      Operating income attributable to the Paperboard segment for fiscal 2003 decreased 10.5% to $21.8 million from $24.3 million for fiscal 2002. Our operating margin for fiscal 2003 decreased to 4.3% from 4.8% in fiscal 2002. Total tons shipped were relatively flat, down 0.4% from fiscal 2002. Coated and specialty recycled paperboard tons were slightly higher than fiscal 2002 while corrugating medium tons decreased slightly from fiscal 2002. The segment’s operating income was supported by an increased selling price per ton which increased income $13.5 million (0.9% of net sales), but was more than offset by increased raw material costs of $3.7 million (0.3% of net sales), increased energy costs of $6.6 million (0.5% of net sales) as well as other factors related to our recycled paperboard mills that negatively impacted operating performance. Our laminated paperboard operations’ margins have declined due to reduced volume, competitive pricing, weakness in the ready-to-assemble furniture and book and binder markets and increased prices for paperboard.

Interest Expense

      Interest expense for fiscal 2004 decreased 12.3%, or $3.3 million, to $23.6 million from $26.9 million for fiscal 2003. The decrease was primarily attributable to a decrease in our effective interest rates, net of swaps, of $2.9 million and a decrease in our average outstanding borrowings that resulted in decreased expense of $0.4 million.

      Interest expense for fiscal 2003 increased 1.9%, or $0.5 million, to $26.9 million from $26.4 million for fiscal 2002. The increase was primarily attributable to an increase in our average outstanding borrowings that resulted in increased expense of $1.1 million that was partially offset by a decrease in our effective interest rates, net of swaps, of $0.6 million.

Minority Interest

      Minority interest in income of our consolidated subsidiary for fiscal 2004 increased 5.3% to $3.4 million from $3.2 million in 2003. The increase was primarily due to higher volumes.

      Minority interest in income of our consolidated subsidiary for fiscal 2003 increased 9.3% to $3.2 million from $3.0 million in 2002. The increase was primarily due to higher volumes and lower bad debt expense.

Provision for Income Taxes

      Provision for income taxes for fiscal 2004 decreased to $1.6 million from $18.7 million for fiscal 2003. The $1.6 million provision for income taxes in fiscal 2004 does not include $4.8 million for taxes related to our discontinued operations in fiscal 2004. Our effective tax rate for fiscal 2004 decreased to 26.7% from 38.9% for fiscal 2003. In fiscal 2004, we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in a one-time income tax benefit of $3.2 million. Approximately $1.2 million of the benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The changes related to certain income apportionment factors and a correction of an allocation of intercompany charges. The impact of these changes was not material to our net income for any of the fiscal years in question; therefore, we recorded the cumulative impact in the current period. The remaining $2.0 million tax benefit relates to a reduction in the deferred tax valuation allowance for net operating loss carry-forwards (which we refer to as “NOLs”) and credits that we had previously concluded were not realizable. We anticipate that the restructuring will allow us to realize the benefit of these NOLs in future years. Due to this one-time tax benefit, our fiscal 2004 effective income tax rate is not comparable to our effective income tax rate in fiscal 2003. We estimate our marginal effective income tax rate for fiscal 2004 to be approximately 38%.

      Provision for income taxes for fiscal 2003 decreased to $18.7 million from $19.6 million for fiscal 2002. Our effective tax rate for fiscal 2003 decreased to 38.9% from 41.6% for fiscal 2002. The decline in the effective rate is primarily due to the elimination of the amortization of goodwill in fiscal 2003, as a result of the adoption of SFAS 142 in fiscal 2002, and the expiration of statutes of limitations with respect to prior tax years for state tax purposes that resulted in favorable tax treatment. The $19.6 million provision for income taxes in fiscal 2002 does not include a net credit of $0.6 million for taxes related to our discontinued operations and the cumulative effect of a change in accounting principle.

Discontinued Operations

      Income from discontinued operations, net of tax, was $8.0 million in fiscal 2004 compared to $0.04 million and $2.6 million for fiscal 2003 and 2002, respectively.

      In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of certain assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging division transaction closed effective October 27, 2003, and we received cash proceeds of approximately $59.0 million. As a result of the transaction, in fiscal 2004 we recorded an after-tax gain of approximately $7.3 million. The sale of certain Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements of operations for all periods presented.

      Income from discontinued operations decreased in fiscal 2003 from fiscal 2002 due to declining sales prices of case ready packaging, higher raw material costs, primarily resin, and a shift toward lower margin extruded roll stock sales.

Net Income and Diluted Earnings Per Common Share

      Net income for fiscal 2004 was $17.6 million and included income of $8.0 million from discontinued operations, pre-tax expense of $32.7 million for restructuring and other costs, and a one-time income tax benefit of $3.2 million. Net income for fiscal 2003 was $29.6 million and included income from discontinued operations of $0.04 million and pre-tax expense of $1.5 million for restructuring and other costs. Net income as a percentage of net sales was 1.1% for fiscal 2004 compared to 2.1% for fiscal 2003. Diluted earnings per share for fiscal 2004 was $0.50 compared to diluted earnings per share of $0.85 for fiscal 2003.

      Net income for fiscal 2003 was $29.6 million compared to net income of $26.6 million for fiscal 2002. Net income as a percentage of net sales was 2.1% for fiscal 2003 compared to 1.9% for fiscal 2002. Diluted earnings per share for fiscal 2003 was $0.85 compared to diluted earnings per share of $0.77 for fiscal 2002.

      For a discussion of factors that impacted our restructuring and other costs, see the disclosure included under the headings “Results of Operations — Restructuring and Other Costs.” For a discussion of factors that impacted our provision for income taxes, see the disclosure included above under the heading “Results of Operations — Provision for Income Taxes.”

Liquidity and Capital Resources

Working Capital and Capital Expenditures

      We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities; borrowings under term notes, our receivables-backed asset securitization facility and bank credit facilities; proceeds from the sale of our discontinued operations, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.

      Cash and cash equivalents at September 30, 2004, was $56.9 million compared to $14.2 million at September 30, 2003, an increase of $42.7 million. Our debt balance at September 30, 2004, excluding the realized interest rate swap gains and the mark-to-market value of interest rate swaps, was $465.6 million compared to $502.0 million on September 30, 2003. We have a revolving credit facility under which we have aggregate borrowing capacity of $75.0 million through June 2006. We also have a 364-day receivables-backed asset securitization facility under which we have aggregate borrowing capacity of $75.0 million through March 28, 2005. Combined credit available under the asset securitization facility and the revolving credit facility exceeds $100.0 million as of September 30, 2004. For more information on these facilities see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. At September 30, 2004 we had no borrowings under our asset securitization facility or the revolving credit facility compared to $9.0 million and $3.5 million, respectively at September 30, 2003.

      Net cash provided by operating activities for fiscal 2004 was $91.4 million compared to $114.8 million for fiscal 2003. Net cash provided by operating activities for fiscal 2004 was reduced by $9.9 million of cash taxes paid on the sale of our plastic packaging division, which we are required to record as a reduction of net cash provided by operating activities. The remaining decrease is primarily the result of working capital changes to support our increased sales levels. Net cash provided by operating activities was $115.1 million for fiscal 2002. The decrease from fiscal 2002 to fiscal 2003 was primarily the result of decreased earnings from continued operations.

      Net cash used for investing activities was $8.1 million in fiscal 2004, which consisted primarily of capital expenditures of $60.8 million and the Athens Acquisition for which the purchase price was $13.7 million, and were largely offset by the $59.0 million that we received from the sale of the plastic packaging division and $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities. Net cash used for investing activities for fiscal 2003 was $156.7 million, consisting primarily of capital expenditures of $57.4 million, $65.3 million paid for the January 2003 purchase of Cartem Wilco, $15.4 million paid for the August 2003 purchase of Pacific Coast Packaging, and the buyout of our synthetic lease for $21.9 million. Partially offsetting these cash outflows were $6.8 million of proceeds from the sale of property, plant and equipment, primarily from closed facilities, and $1.5 million that we received for the sale of our Montreal, Quebec, recycled fiber collection facility. Net cash used for investing activities was $93.2 million for fiscal 2002 and consisted primarily of capital expenditures and purchase of businesses that were partially offset by proceeds from the sale of property, plant and equipment.

      Net cash used for financing activities was $41.1 million in fiscal 2004 consisting primarily of net repayments of debt including our purchase of $16.5 million of our 2005 Notes and our redemption of $7.3 million of our industrial development revenue bonds, as discussed in “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein, cash dividend payments to shareholders, and distributions to the minority interest partner in our RTS joint venture that were partially offset by proceeds from monetizing swap contracts and the issuance of Common Stock. Net cash provided by financing activities aggregated $50.4 million for fiscal 2003 and consisted primarily of proceeds from the issuance of $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (which we refer to as the “2013 Notes”) which we used to pay down the balances on our revolving credit facility, our asset securitization facility and the debt that we incurred as part of the acquisition of Cartem Wilco; additions to debt; the issuance of Common Stock; and proceeds from monetizing swap contracts. Partially offsetting these sources of cash were repayments of debt, cash dividends paid to shareholders, and distributions to the minority interest partner in a joint venture, debt issuance costs, and the repurchase of Common Stock. Net cash used for financing activities aggregated $21.4 million for fiscal 2002 and consisted primarily of net repayments of debt and dividend payments that were partially offset by proceeds from monetizing swap contracts and the issuance of Common Stock.

      Our capital expenditures aggregated $60.8 million for fiscal 2004. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $55.0 to $60.0 million in fiscal 2005. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, and for building expansions and improvements, including growth capital focused on our folding carton business, and maintenance capital. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2005 could be higher than currently anticipated.

      We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, working capital needs, and repayments of current portion of long term debt for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and receivables-

backed asset securitization facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

      In October 2004, our board of directors approved a resolution to increase our quarterly dividend to $0.09 per share, or $0.36 per year, on our Common Stock. We believe that this increase was warranted by our financial position and cash flow.

Contractual Obligations

      We summarize in the following table our enforceable and legally binding contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period

		Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009	Thereafter

	(In millions)
Long-term debt, including current portion (a)(e)	$465.6	$83.9	$1.5	$4.3	$375.9
Operating lease obligations (b)	42.5	10.5	15.2	9.4	7.4
Purchase obligations (c)(d)	59.8	42.6	16.6	0.6	—

Total	$567.9	$137.0	$33.3	$14.3	$383.3

(a)	We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and credit agreements. We further explain these obligations in “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. For information on the interest rates applicable to our various debt instruments see “Note 8. Debt.”

(b)	We enter into operating leases in the normal course of business. For more information, see “Note 9. Leases and Other Agreements” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Under the terms of the joint venture agreement, Lafarge has the option to terminate the joint venture and put to us, at an amount determined by a formula, its interest in Seven Hills at any time on March 29, 2007, and annually thereafter, by delivering two years’ prior notice. If Lafarge were to elect to exercise its right to put to us its ownership interest in Seven Hills effective on March 29th of any year beginning in 2007, the purchase price would be less than 40% of Lafarge’s equity currently invested in the operation. We have included an estimation of this contingent obligation in the table above under the column “Fiscal 2006 & 2007” based on financial information available to us as of September 30, 2004.

(e)	We have not included in the table above an item labeled “other long-term liabilities reflected on our consolidated balance sheet” because none of our other long-term liabilities have a definite pay-out scheme. As discussed in “Note 11. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our company, and whether the employee elects lump-sum or annuity payments. In addition, we have not included in the table minimum pension funding requirements because such amounts are not available for all periods presented. We estimate we will contribute approximately $12.0 million to $16.0 million to our pension and supplemental retirement plans in fiscal 2005. During fiscal 2004, we contributed approximately $19.6 million to our pension and supplemental retirement plans.

      In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

      The following table summarizes our fair value contracts at September 30, 2004 (in thousands):

		Fiscal	Fiscal
	Fiscal	2006 &	2008 &	Maturity	Total Fair
Derivative Type	2005	2007	2009	over 5 yrs	Value (1)

Interest rate swaps (fair value hedges)	$(293)	$—	$—	$(2,480)	$(2,773)
Commodity swaps	(844)	—	—	—	(844)

(1)	The fair value of our derivative instruments is based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

      For information concerning certain related party transactions, please see “Note 14. Related Party Transactions” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Joint Venture

      On February 18, 2000, we formed the Seven Hills joint venture with Lafarge North America, Inc. to produce gypsum paperboard liner for Lafarge’s U.S. drywall manufacturing plants. For a more detailed description of the joint venture, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements section of the Financial Statements included herein.

      Under the terms of the Seven Hills joint venture arrangement, Lafarge is required to purchase all of the saleable gypsum plasterboard liner produced by Seven Hills, for which we receive fees for tons of gypsum paperboard liner calculated using formulas in the joint venture agreement. We also provide substantially all of the labor, supervision, management, executive and administrative services necessary to operate Seven Hills, for which the joint venture reimburses our expenses. We also lease to Seven Hills the land and building occupied by the joint venture. Our pre-tax income from the Seven Hills joint venture, including the fees described above plus our share of the joint venture’s net income described below, was $2.8 million and $1.3 million for fiscal 2004 and 2003, respectively. In fiscal 2002, while the facility was still in start-up mode, our pre-tax loss was $0.9 million.

      We use the equity method to account for our 49% investment in Seven Hills. Under the equity method, we reduce the recorded net amount of our investment by distributions and increase or decrease the amount by our proportionate share of Seven Hills’ net earnings or losses. The partners of the joint venture guaranteed funding of Seven Hills’ net losses in relation to their proportionate share of ownership. We have invested a total of $23.0 million in Seven Hills as of September 30, 2004. Our share of cumulative losses by Seven Hills as of September 30, 2004 and 2003, was $1.6 million and $1.7 million, respectively. We contributed cash of $0.2 million, $0.3 million, and $1.7 million for fiscal 2004, 2003, and 2002, respectively. Of the total cash we contributed to the joint venture, our contributions for capital expenditures amounted to $0.2 million, $0.3 million, and $0.4 million during fiscal 2004, 2003, and 2002, respectively. During fiscal 2004, our share of operating income at Seven Hills was $0.1 million. Our share of the operating losses incurred at Seven Hills in fiscal 2003 and fiscal 2002 amounted to $0.4 million, and $0.3 million, respectively.

Stock Repurchase Program

      Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2004, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. Pursuant to our repurchase plan, during fiscal 2004 and fiscal 2002, we did not repurchase any shares of Common Stock. During fiscal 2003, we repurchased 0.1 million shares of Common Stock.

Expenditures for Environmental Compliance

      For a discussion of our expenditures for environmental compliance, please see Item 1, “Business — Governmental Regulation — Environmental Regulation.”

New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (which we refer to as the “FASB”) released revised FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (which we refer to as “SFAS 132R”). We adopted this standard as of January 1, 2004. SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans, including new disclosures in financial reports. We have included the new disclosures in “Note 11. Retirement Plans” of the Notes to the Consolidated Financial Statements section of the Financial Statements included herein under the heading “Retirement Plans.” Our adoption of SFAS 132R did not have a material effect on our consolidated financial statements.

      In December 2003, the FASB issued revised FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (which we refer to as “FIN 46R”). We adopted this interpretation on March 31, 2004 for any variable interest entities (which we refer to as “VIEs”) in which we hold a variable interest that we acquired before February 1, 2003. We have not acquired any variable interests since that date. The only VIE in which we believe we hold a variable interest is the Seven Hills joint venture with Lafarge that is discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements section of the Financial Statements included herein under the heading “Investment in Corporate Joint Venture.”

      In November 2004, the FASB released FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (which we refer to as “SFAS 151”). SFAS 151 is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2004. We do not expect adoption of SFAS 151 to have a material effect on our consolidated financial statements.

      In March 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (which we refer to as “FAS 123R”). As proposed, FAS 123R would require us to implement the proposed standard no later than the fourth quarter of fiscal 2005. FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB has announced that it expects to issue a final standard by December 31, 2004. We are currently evaluating valuation methodologies and assumptions related to employee stock options so that we can implement FAS 123R as proposed. Current estimates of option values using the Black-Scholes method may not be indicative of results derived by implementing the valuation methodologies adopted in the final rules.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. To mitigate these risks, we enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any such risks in the future or that any such efforts will be successful.

Derivative Instruments

      We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs.

      For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the gain or loss on the derivative instrument as a component of accumulated other comprehensive income or loss and reclassify that portion into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the ineffective portion of the hedge, if any, in current earnings during the period of change. We defer and amortize gains or losses on the termination of interest rate swap agreements as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, we recognize the gain or loss in current earnings during the period of change. We include the fair value of cash flow hedges in other long-term liabilities and other assets on the balance sheet.

      During fiscal 2004, we realized cash proceeds of $4.4 million by terminating interest rate swaps that were designated as fair value hedges of our fixed rate debt and entering into comparable replacement interest rate swaps at then-current market levels. We do not expect any material impact on net income or change in interest rate risk from these transactions relative to our position before we entered into these transactions.

Interest Rates

      We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2004 and September 30, 2003, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would have increased by $3.1 million and $3.5 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

      Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2004 and 2003, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.2 million and $1.0 million, respectively.

Foreign Currency

      We are exposed to changes in foreign currency rates with respect to our foreign currency denominated operating revenues and expenses. Our principal foreign exchange exposure is the Canadian dollar. The Canadian dollar is the functional currency of our Canadian operations.

      We have transaction gains or losses that result from changes in our operating units’ non-functional currency. For example, we have non-functional currency exposure at our Canadian operations because they have purchases and sales denominated in US dollars. We record these gains or losses in foreign exchange gains and losses in the income statement. From time to time, we enter into currency forward or option contracts to mitigate a portion of our foreign currency transaction exposure. As a result of the strengthening Canadian dollar with respect to the US dollar, including gains and losses on forward and option contracts, we recognized a transaction gain of $0.01 million in fiscal 2004 and recognized a transaction loss of $0.5 million in fiscal 2003. To mitigate potential foreign currency transaction losses, we may utilize offsetting internal exposures or forward contracts.

      We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into US dollars for consolidated financial statement purposes. As a result of the Canadian dollar strengthening in relation to the US dollar, our translated, before tax earnings from our Canadian operations were increased. Translated earnings were $0.8 million higher in fiscal 2004 than if we translated the same earnings using fiscal 2003 exchange rates. Translated earnings were also $1.1 million higher in fiscal 2003 than if we translated the same earnings using fiscal 2002 exchange rates.

Commodities

      The principal raw material we use in the production of paperboard and corrugating medium is recycled fiber. Our purchases of old corrugated containers (which we refer to as “OCC”) account for our largest fiber costs and approximately 57% of our fiscal year 2004 purchases (amount includes double-lined kraft clippings, a source of recycled fiber, due to the high price correlation to OCC). The remaining 43% of our fiber purchases includes grades such as old newsprint and boxboard cuttings.

      From time to time we make use of financial swap agreements to limit our exposure to rising OCC prices. With the effect of our OCC swaps, a hypothetical 10% increase in total fiber prices would have increased our costs by $9.5 million and $8.0 million in fiscal 2004 and 2003, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Solid Bleached Sulphate/Solid Unbleached Sulphate

      We purchase Solid Bleached Sulphate (which we refer to as “SBS”) and Solid Unbleached Sulphate (which we refer to as “SUS”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in SBS and SUS prices combined would have increased our costs by approximately $16 million during fiscal 2004 and by approximately $13 million during fiscal 2003. In times of higher SBS and SUS prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugating Medium

      We have the capacity to produce approximately 180,000 tons per year of corrugating medium at our St. Paul, Minnesota, operation. From time to time, we make use of swap agreements to limit our exposure to falling corrugating medium prices at our St. Paul operation. We estimate market risk as a hypothetical 10% decrease in selling price. With the effect of our medium swaps, such a decrease would have resulted in lower sales of approximately $6 million during fiscal 2004 and approximately $5 million during fiscal 2003.

      We consume approximately 77,000 tons per year of corrugating medium and linerboard in our corrugated box converting operations. A hypothetical 10% increase in linerboard and corrugating medium pricing would have resulted in increased costs of approximately $4 million during fiscal 2004 and approximately $3 million during fiscal 2003. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Energy

      We spent approximately $86 million on energy in fiscal 2004. Converting all purchases into MMBtu (million British thermal units), we bought approximately 11.5 million MMBtu during fiscal 2004. Natural gas accounted for approximately 50% (5.7 million MMBtu) of our total energy purchases in fiscal 2004. Without the effect of fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy would have increased our cost of energy by $8.6 million during fiscal 2004.

      We spent approximately $74 million on energy in fiscal 2003. Converting all purchases into MMBtu, we bought approximately 11.3 million MMBtu during fiscal 2003. Natural gas accounted for approximately 50% (5.3 million MMBtu) of our total purchases in fiscal 2003. Without the effect of fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy would have increased our cost of energy by $7.4 million. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

      We periodically evaluate alternative scenarios to manage these risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Description

Consolidated Statements of Operations	Page 48
Consolidated Balance Sheets	Page 49
Consolidated Statements of Shareholders’ Equity	Page 50
Consolidated Statements of Cash Flows	Page 51
Notes to Consolidated Financial Statements	Page 53
Report of Independent Registered Public Accounting Firm	Page 92
Management’s Statement of Responsibility for Financial Information	Page 93

      For supplemental quarterly financial information, please see “Note 17. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2004	2003	2002

	(In thousands, except per share data)
Net sales	$1,581,261	$1,433,346	$1,369,050
Cost of goods sold	1,310,924	1,168,180	1,090,405

Gross profit	270,337	265,166	278,645
Selling, general and administrative expenses	199,355	184,942	181,698
Restructuring and other costs	32,738	1,494	18,237

Operating profit	38,244	78,730	78,710
Interest expense	(23,566)	(26,871)	(26,362)
Interest and other income (expense)	(143)	73	419
Income (loss) from unconsolidated joint venture	119	(399)	(318)
Minority interest in income of consolidated subsidiary	(3,419)	(3,248)	(2,971)

Income from continuing operations before income taxes and the cumulative effect of a change in accounting principle	11,235	48,285	49,478
Provision for income taxes	1,584	18,744	19,625

Income from continuing operations before the cumulative effect of a change in accounting principle	9,651	29,541	29,853
Income from discontinued operations (net of $4,844, $22 and $1,723 income taxes)	7,997	35	2,617

Income before the cumulative effect of a change in accounting principle	17,648	29,576	32,470
Cumulative effect of a change in accounting principle (net of $(2,368) income taxes)	—	—	(5,844)

Net income	$17,648	$29,576	$26,626

Basic earnings per share:
Income from continuing operations before the cumulative effect of a change in accounting principle	$0.28	$0.86	$0.88

Net income	$0.51	$0.86	$0.79

Diluted earnings per share:
Income from continuing operations before the cumulative effect of a change in accounting principle	$0.27	$0.85	$0.87

Net income	$0.50	$0.85	$0.77

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,891	$14,173
Accounts receivable (net of allowances of $6,431 and $5,475)	177,378	163,096
Inventories	127,359	118,414
Other current assets	22,286	17,717
Current assets held for sale	1,526	52,703

Total current assets	385,440	366,103
Property, plant and equipment, at cost:
Land and buildings	221,338	226,153
Machinery and equipment	955,315	946,050
Transportation equipment	9,034	8,408
Leasehold improvements	6,043	5,713

	1,191,730	1,186,324
Less accumulated depreciation and amortization	(638,927)	(606,810)

Net property, plant and equipment	552,803	579,514
Goodwill	297,060	291,799
Intangibles, net	19,014	21,843
Other assets	29,496	32,136

	$1,283,813	$1,291,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,483	$84,151
Accrued compensation and benefits	48,751	46,935
Current maturities of debt	83,906	12,927
Other current liabilities	40,522	35,983
Current liabilities held for sale	—	7,487

Total current liabilities	267,662	187,483
Long-term debt due after one year	381,694	489,037
Realized interest rate swap gains	21,235	22,224
Mark-to-market value of interest rate swap agreements	(2,774)	1,706

Total long-term debt, less current maturities	400,155	512,967
Deferred income taxes	84,947	93,801
Other long-term items	93,448	75,108
Commitments and contingencies (Notes 9 and 15)

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 35,640,784 and 34,962,041 shares outstanding at September 30, 2004 and 2003, respectively	356	350
Capital in excess of par value	159,012	149,722
Deferred compensation	(3,795)	(3,105)
Retained earnings	321,557	315,905
Accumulated other comprehensive loss	(39,529)	(40,836)

Total shareholders’ equity	437,601	422,036

	$1,283,813	$1,291,395

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A and Class B					Accumulated
	Common Stock		Capital in			Other
			Excess of	Deferred	Retained	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	(Loss)	Total

	(In thousands, except share and per share data)
Balance at October 1, 2001	33,569,663	335	$130,640	$(1,421)	$282,117	$(8,911)	$402,760
Comprehensive income:
Net income	—	—	—	—	26,626	—	26,626
Foreign currency translation adjustments	—	—	—	—	—	(749)	(749)
Net unrealized income on derivative instruments (net of $258 tax)	—	—	—	—	—	425	425
Minimum pension liability (net of $14,065 tax)	—	—	—	—	—	(23,208)	(23,208)

Comprehensive income	—	—	—	—	—	—	3,094
Income tax benefit from exercise of stock options	—	—	1,283	—	—	—	1,283
Shares granted under restricted stock plan	100,000	1	1,818	(1,819)	—	—	—
Compensation expense under restricted stock plan	—	—	—	858	—	—	858
Restricted stock grant cancelled	(8,333)	—	(115)	115	—	—	—
Cash dividends — $0.30 per share	—	—	—	—	(10,183)	—	(10,183)
Issuance of Class A common stock	685,137	7	7,609	—	(281)	—	7,335

Balance at September 30, 2002	34,346,467	343	141,235	(2,267)	298,279	(32,443)	405,147
Comprehensive income:
Net income	—	—	—	—	29,576	—	29,576
Foreign currency translation adjustments	—	—	—	—	—	16,902	16,902
Net unrealized loss on derivative instruments (net of $171 tax)	—	—	—	—	—	(276)	(276)
Minimum pension liability (net of $15,806 tax)	—	—	—	—	—	(25,019)	(25,019)

Comprehensive income	—	—	—	—	—	—	21,183
Income tax benefit from exercise of stock options	—	—	955	—	—	—	955
Shares granted under restricted stock plan	120,500	2	1,687	(1,689)	—	—	—
Compensation expense under restricted stock plan	—	—	—	851	—	—	851
Cash dividends — $0.32 per share	—	—	—	—	(11,064)	—	(11,064)
Issuance of Class A common stock	600,274	6	6,271	—	—	—	6,277
Purchases of Class A common stock	(105,200)	(1)	(426)	—	(886)	—	(1,313)

Balance at September 30, 2003	34,962,041	350	149,722	(3,105)	315,905	(40,836)	422,036
Comprehensive income:
Net income	—	—	—	—	17,648	—	17,648
Foreign currency translation adjustments	—	—	—	—	—	10,439	10,439
Net unrealized loss on derivative instruments (net of $128 tax)	—	—	—	—	—	(425)	(425)
Minimum pension liability (net of $5,018 tax)	—	—	—	—	—	(8,707)	(8,707)

Comprehensive income	—	—	—	—	—	—	18,955
Income tax benefit from exercise of stock options	—	—	401	—	—	—	401
Shares granted under restricted stock plan	144,000	1	2,220	(2,221)	—	—	—
Compensation expense under restricted stock plan	—	—	—	1,531	—	—	1,531
Cash dividends — $0.34 per share	—	—	—	—	(11,996)	—	(11,996)
Issuance of Class A common stock	534,743	5	6,669	—	—	—	6,674

Balance at September 30, 2004	35,640,784	356	$159,012	$(3,795)	$321,557	$(39,529)	$437,601

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Operating activities:
Income from continuing operations before the cumulative effect of change in accounting principle	$9,651	$29,541	$29,853
Items in income not affecting cash:
Depreciation and amortization	74,189	72,683	68,091
Deferred income taxes	(4,678)	11,689	5,617
Income tax benefit of employee stock options	401	955	1,283
Loss on bond purchase	948	—	—
Deferred compensation expense	1,531	851	858
(Gain) loss on disposal of plant and equipment and other, net	(2,121)	(766)	27
Minority interest in income of consolidated subsidiary	3,419	3,248	2,971
(Income) loss from unconsolidated joint venture	(119)	399	318
Pension funding more than expense	(2,996)	(11,554)	(7,452)
Impairment loss and other non-cash charges	28,598	1,635	13,670
Change in operating assets and liabilities:
Accounts receivable	(11,417)	(710)	154
Inventories	(7,287)	2,096	(5,697)
Other assets	(4,506)	(4,667)	(3,090)
Accounts payable	6,922	2,946	(4,535)
Accrued liabilities	(1,468)	1,865	6,045

Cash provided by operating activities from continuing operations	91,067	110,211	108,113
Cash provided by operating activities from discontinued operations	373	4,584	6,945

Net cash provided by operating activities	91,440	114,795	115,058
Investing activities:
Capital expenditures	(60,823)	(57,402)	(72,701)
Cash paid for purchase of assets under synthetic lease	—	(21,885)	—
Cash paid for purchase of businesses, net of cash received	(15,047)	(81,845)	(25,351)
Cash contributed to joint venture	(158)	(332)	(1,720)
Proceeds from sale of property, plant and equipment	6,061	8,316	11,399

Cash used for investing activities from continuing operations	(69,967)	(153,148)	(88,373)
Cash provided by (used for) investing activities by discontinued operations	61,916	(3,598)	(4,800)

Net cash used for investing activities	(8,051)	(156,746)	(93,173)
Financing activities:
Proceeds from issuance of public debt	—	99,748	—
Net additions (repayments) to revolving credit facilities	(3,500)	1,103	(5,600)
Additions to debt	146	53,645	18,417
Repayments of debt	(34,177)	(106,226)	(45,216)
Proceeds from monetizing swap contracts	4,385	9,390	17,096
Industrial revenue bond proceeds	—	3,649	556
Debt issuance costs	(29)	(1,016)	(155)
Issuances of common stock	6,674	6,277	7,680
Purchases of common stock	—	(1,313)	(345)
Cash dividends paid to shareholders	(11,996)	(11,064)	(10,183)
Distribution to minority interest	(2,625)	(3,780)	(3,675)

Cash provided by (used for) financing activities	(41,122)	50,413	(21,425)
Effect of exchange rate changes on cash	451	(849)	909

Increase in cash and cash equivalents	42,718	7,613	1,369
Cash and cash equivalents at beginning of year	14,173	6,560	5,191

Cash and cash equivalents at end of year	$56,891	$14,173	$6,560

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of cash flow information:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Cash paid during the period for:
Income taxes, net of refunds	$15,032	$11,168	$21,908
Interest, net of amounts capitalized	27,379	29,516	26,066

Supplemental schedule of non-cash investing and financing activities:

      In fiscal 2004, cash paid for the purchase of businesses was $15.0 million. In August 2004, we completed the Athens Acquisition. The purchase price for the Athens Acquisition was $13.7 million. The purchase price did not exceed the fair value of the assets and liabilities acquired; therefore, we recorded no goodwill. In fiscal 2003, we purchased Cartem Wilco and Pacific Coast Packaging, and made additional consideration payments to Athena Industries, Inc. and Advertising Display Company, Inc. In fiscal 2003, we paid $81.8 million related to these acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

	September 30,

	2004	2003

	(In thousands)
Fair value of assets acquired including goodwill	$16,729	$97,249
Cash paid	15,047	81,845

Liabilities assumed	$1,682	$15,404

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Summary of Significant Accounting Policies

Description of Business

      Unless the context otherwise requires, “we,” “us,” “our” or “the Company” refers to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS.” We own 65% of RTS and conduct our interior packaging products business through RTS. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements.

      We are a manufacturer of packaging, merchandising displays and 100% recycled clay-coated and specialty paperboard and corrugating medium. Our packaging operations manufacture folding cartons, solid fiber interior packaging, corrugated packaging and corrugated sheet stock. We also produce laminated paperboard products as well as collect and sell recycled fiber. In October 2003, we sold our plastic packaging operations.

Consolidation

      The consolidated financial statements include the accounts of Rock-Tenn Company and all of its majority-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions.

Investment in Corporate Joint Venture

      During 2000, we formed the Seven Hills joint venture with Lafarge North America, Inc. Lafarge owns 51% and we own 49% of the joint venture. We have contributed cash and a paper machine located at our Lynchburg, Virginia, paper mill. Lafarge has contributed cash. Under the terms of the joint venture agreement, Lafarge has the option to put, at an amount determined by a formula, its interest in Seven Hills to us at any time after the expiration of six years from March 29, 2001, the date that the Seven Hills’ paper machine was converted to produce gypsum plasterboard liner. Upon the adoption of FIN 46R on March 31, 2004 (see “Note 1. Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements under the heading “New Accounting Standards”), we determined that Seven Hills is a variable interest entity, but we are not its primary beneficiary. Accordingly, we will continue using the equity method to account for our investment in Seven Hills. Under the equity method, we reduce the recorded net amount of our investment by distributions and increase or decrease the amount of our investment by our proportionate share of Seven Hills’ net earnings or losses. The partners of the joint venture guaranteed funding of Seven Hills’ net losses in relation to their proportionate share of ownership. We have invested a total of $23.0 million in Seven Hills as of September 30, 2004. Our share of cumulative losses by Seven Hills as of September 30, 2004 and 2003 was $1.6 million and $1.7 million, respectively.

      Under the terms of the Seven Hills joint venture arrangement, Lafarge is required to purchase all of the gypsum plasterboard liner produced by Seven Hills, for which we receive fees for tons of gypsum paperboard liner calculated using formulas in the joint venture agreement. We also provide substantially all of the labor, supervision, management, executive and administrative services necessary to operate Seven Hills, for which the joint venture reimburses our expenses. We also lease to Seven Hills the land and building occupied by the joint venture. Our pre-tax income from the Seven Hills joint venture, including the fees described above plus our share of the joint venture’s net income was $2.8 million and $1.3 million, for fiscal 2004 and 2003, respectively. In fiscal 2002, while the facility was still in start-up mode, our pre-tax losses were $0.9 million.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and the differences could be material.

      The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, insurance and restructuring. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

      Items that we netted against our gross revenue include provisions for discounts, returns, allowances, customer rebates and other adjustments. We account for such provisions during the same period in which we record the related revenues, except for changes in the fair value of derivatives, which we recognize as described below, and expense for cash discounts, which we record as earned when we receive payments from our customers. We classify as revenue amounts billed to a customer in a sales transaction related to shipping and handling.

Shipping and Handling Costs

      We classify shipping and handling costs as a component of cost of goods sold. We classify as revenue amounts billed to a customer in a sales transaction related to shipping and handling.

Derivatives

      We enter into a variety of derivative transactions. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. We use forward contracts to limit our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. We manage exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the gain or loss on the derivative instrument as a component of accumulated other comprehensive income or loss and reclassify that portion into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the ineffective portion of the hedge, if any, in current earnings during the period of change. We defer and amortize gains or losses on the termination of interest rate swap agreements as an adjustment to interest expense of the related debt instrument over the remaining term of the original contract life of the terminated swap agreements. For derivative instruments not designated as hedging instruments, we recognize the gain or loss in current earnings during the period of change. We include the fair value of cash flow hedges in other long-term liabilities and other assets on the balance sheet. We base the fair value of our derivative instruments on market quotes. Fair value represents the net amount required for us to terminate the position, taking into consideration market rates and counterparty credit risk. We report derivative contracts that are an asset from our perspective as other assets. We record contracts that are liabilities from our perspective as other liabilities.

Cash Equivalents

      We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents in large banks, which limits the amount of our credit exposure.

      We classify our existing marketable securities as available-for-sale. We carry these securities at fair market value based on current market quotes and report any unrealized gains and losses in shareholders’ equity as a component of other comprehensive income. We base gains or losses on securities sold on the specific identification method. Our policy is to only invest in high-grade bonds issued by corporations, government agencies and municipalities. We review our investment portfolio as we deem necessary and, where appropriate, adjust individual securities for other-than-temporary impairments. We recognized no material unrealized gain or loss at September 30, 2003 or 2004. We do not hold these securities for speculative or trading purposes. At September 30, 2004 and 2003, we included all available-for-sale securities, totaling $45.6 million and $0.6 million, respectively, in cash and short-term investments.

Accounts Receivable

      We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

      We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts. We do not discount accounts receivable because we generally collect accounts receivable over a very short time. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers.

Inventories

      We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. We value all other inventories at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. These other inventories represent approximately 22.6% and 20.1% of FIFO cost of all inventory at September 30, 2004 and 2003, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2004, 2003, and 2002, we capitalized interest of approximately $0.3 million, $0.3 million, and $0.5 million, respectively. For financial reporting purposes, we provide depreciation and amortization on both the declining balance and straight-line methods over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-20 years
Transportation equipment	3-8 years
Leasehold improvements	Term of lease

      Depreciation expense for fiscal 2004, 2003, and 2002 was approximately $70.1 million, $69.3 million, and $66.0 million, respectively.

Impairment of Long-Lived Assets and Goodwill

      We account for our goodwill under SFAS 142. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.

      The SFAS 142 goodwill impairment model is a two-step process. In step 1, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we must complete step 2 of the impairment analysis. Step 2 involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess.

      In connection with the closure of our facility in Wright City, Missouri, we recorded a goodwill impairment charge of $0.2 million for the Wright City facility in the second quarter of fiscal 2004. We recorded the charge in the line item entitled “Restructuring and other costs” on our consolidated statements of operations. Subsequently, we performed step 1 of the SFAS 142 impairment test for the laminated paperboard products division, which at that time had not yet been consolidated with the mill division. The results of our testing indicated the goodwill of the laminated paperboard products division was not further impaired. In connection with the shutdown of the laminated paperboard product converting lines at our Aurora, Illinois, facility and our decision to close our Otsego, Michigan, facility in the third quarter of fiscal 2004, we completed step 1 of the impairment test for the paperboard division as required under SFAS 142 and determined the goodwill of the paperboard division was not impaired. In connection with the closure of the St. Paul, Minnesota, folding carton facility we announced in the fourth quarter of fiscal 2004, we completed step 1 of the impairment test for the folding carton division as required under SFAS 142 and determined the goodwill of the folding carton division was not impaired. In addition, we completed the annual test of the goodwill

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with each of our reporting units during the fourth quarter of fiscal 2004 and we identified no indicators of impairment.

      We follow SFAS 144 in determining whether the carrying value of any of our long-lived assets is impaired. The SFAS 144 test is a 3-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This model requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. The test is similar for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or fair value less anticipated cost to sell.

      Other intangible assets are amortized based on the pattern in which the economic benefits are consumed over their estimated useful lives ranging from 1 to 40 years. Most of the assets are amortized over periods of less than 10 years. We identify the weighted average lives of our intangible assets by category in “Note 7. Other Intangible Assets.”

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

Self-Insurance

      We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group insurance reserve based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate per carrier. We calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

Accounting for Income Taxes

      We account for income taxes under the liability method, which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We are required to recognize future tax benefits to the extent that our realization of such benefits is more likely than not. We have elected to treat all earnings of our Cartem Wilco operations from the date we acquired the operations as subject to repatriation and we provide for taxes accordingly. We consider all other earnings of our foreign operations indefinitely reinvested in the respective operations. Therefore, we have not provided for any taxes that would be due upon repatriation of those earnings into the United States. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determina-

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pension and Other Post-Retirement Benefits

      The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 11. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. We accumulate actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Stock Options

      We have elected to follow the intrinsic value method of APB 25 and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we recognize no compensation expense. We disclose pro forma information regarding net income and earnings per share in “Note 13. Shareholders’ Equity.”

Foreign Currency

      We generally translate the assets and liabilities of our foreign operations from the functional currency at the rate of exchange in effect as of the balance sheet date. We generally translate the revenues and expenses of our foreign operations at a daily average rate prevailing during the year. We reflect the resulting translation adjustments in shareholders’ equity. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statement of operations. We recorded a gain of $0.01 million in fiscal 2004, and losses of approximately $0.5 million and $0.01 million in fiscal 2003 and fiscal 2002, respectively.

Environmental Costs

      Our policy with respect to accounting for environmental related costs is as follows:

•	We accrue for losses associated with our environmental remediation obligations when both of the following are true: it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated.

•	We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study.

•	We adjust such accruals as further information develops or circumstances change.

•	We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable.

New Accounting Standards

      In December 2003, the FASB released SFAS 132R. We adopted this standard as of January 1, 2004. SFAS 132R requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement plans, including new disclosures in interim financial reports. We have included the new disclosures in “Note 11. Retirement Plans.” Our adoption of SFAS 132R did not have a material effect on our consolidated financial statements.

      In December 2003, the FASB issued FIN 46R. We adopted this interpretation on March 31, 2004 for any VIEs in which we hold a variable interest that we acquired before February 1, 2003. We have not acquired any variable interests since that date. The only VIE in which we believe we hold a variable interest is the Seven Hills joint venture with Lafarge that we discuss in “Note 1. Description of Business and Summary of Significant Accounting Policies” under the heading “Investment in Corporate Joint Venture.”

      In November 2004, the FASB released SFAS 151. SFAS 151 is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2004. We do not expect adoption of SFAS 151 to have a material effect on our consolidated financial statements.

      In March 2004, the FASB issued an FAS 123R. As proposed, FAS 123R would require us to implement the proposed standard no later than the fourth quarter of fiscal 2005. FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB has announced that it expects to issue a final standard by December 31, 2004. We are currently evaluating valuation methodologies and assumptions related to employee stock options so that we can implement FAS 123R as proposed. Current estimates of option values using the Black-Scholes method may not be indicative of results derived by implementing the valuation methodologies adopted in the final rules.

Reclassifications

      We have made certain reclassifications to prior year amounts to conform to the current year presentation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Basic and Diluted Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except for earnings per share information):

	Year Ended September 30,

	2004	2003	2002

Numerator:
Income from continuing operations before the cumulative effect of a change in accounting principle	$9,651	$29,541	$29,853
Income from discontinued operations, net of tax	7,997	35	2,617

Income before the cumulative effect of a change in accounting principle	17,648	29,576	32,470
Cumulative effect of a change in accounting principle, net of tax	—	—	(5,844)

Net income	$17,648	$29,576	$26,626

Denominator:
Denominator for basic earnings per share — weighted average shares	34,922	34,320	33,809
Effect of dilutive stock options and restricted stock awards	556	423	564

Denominator for diluted earnings per share — weighted average shares and assumed conversions	35,478	34,743	34,373

Basic earnings per share:
Income from continuing operations before the cumulative effect of a change in accounting principle	$0.28	$0.86	$0.88
Income from discontinued operations, net of tax	0.23	—	0.08

Income before the cumulative effect of a change in accounting principle	0.51	0.86	0.96
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.17)

Net income per share — basic	$0.51	$0.86	$0.79

Diluted earnings per share:
Income from continuing operations before the cumulative effect of a change in accounting principle	$0.27	$0.85	$0.87
Income from discontinued operations, net of tax	0.23	—	0.07

Income before the cumulative effect of a change in accounting principle	0.50	0.85	0.94
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.17)

Net income per share — diluted	$0.50	$0.85	$0.77

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss is comprised of the following, net of taxes, where applicable (in thousands):

	September 30,

	2004	2003

Foreign currency translation	$18,420	$7,981
Net unrealized loss on derivative instruments, net of tax	(550)	(125)
Minimum pension liability, net of tax	(57,399)	(48,692)

Total accumulated other comprehensive loss	$(39,529)	$(40,836)

Note 4.	Inventories

      Inventories at September 30, 2004 and 2003 are as follows (in thousands):

	September 30,

	2004	2003

Finished goods and work in process	$97,139	$91,751
Raw materials	42,437	37,675
Supplies	14,976	13,246

Inventories at FIFO cost	154,552	142,672
LIFO reserve	(27,193)	(24,258)

Net inventories	$127,359	$118,414

      It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2004, 2003, and 2002, we reduced inventory quantities in some of our LIFO pools. This reduction resulted in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which decreased cost of goods sold by approximately $0.9 million, $0.4 million, and $1.0 million, respectively.

Note 5.	Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations

      In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of certain assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition that were associated with a small folding carton and label plant in Quebec. The plastic packaging division transaction closed effective October 27, 2003, and we received cash proceeds of approximately $59.0 million. As a result of the transaction, in fiscal 2004 we recorded an after-tax gain of approximately $7.3 million. The sale of certain Cartem Wilco assets and liabilities, effective December 1, 2003, resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have classified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements of operations for all periods presented.

      Revenue from discontinued operations was $7.4 million, $72.6 million, and $67.5 million for fiscal 2004, 2003, and 2002, respectively. Pre-tax profit from discontinued operations was $0.9 million, $0.1 million, and $4.3 million for fiscal 2004, 2003, and 2002, respectively excluding the gain on sale recorded in fiscal 2004.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Held for Sale

      The assets we recorded as held for sale at September 30, 2004, consisted of property, plant and equipment from a variety of plant closures. The assets we recorded as held for sale at September 30, 2003, were our plastic packaging operations’ assets and liabilities, and some of the assets and liabilities from our Cartem Wilco acquisition, which we recorded at fair value less costs to sale. During the first quarter of fiscal 2004, we sold in separate transactions our plastic packaging operations and certain Cartem Wilco assets and liabilities, as discussed above.

      Assets and liabilities held for sale at September 30, 2004 and 2003, are as follows (in thousands):

	September 30,

	2004	2003

Accounts receivable (net of allowances of $230)	$—	$8,959
Inventories	—	9,744
Property, plant and equipment	1,526	33,910
Other assets	—	90

Current assets held for sale	$1,526	$52,703

Accounts payable	$—	$4,356
Accrued compensation and benefits	—	1,112
Other current liabilities	—	2,019

Current liabilities held for sale	$—	$7,487

Note 6.	Acquisitions, Restructuring and Other Matters

Acquisitions

      In August 2004, we acquired a corrugator located in Athens, Alabama. The corrugator is capable of producing a variety of flute size configurations. Our Athens Acquisition will allow us to continue to grow our corrugated packaging division, better serve customers located in our market area and expand our geographic reach. The purchase price of this transaction was approximately $13.7 million. We accounted for this acquisition under the purchase method of accounting, which requires us to record the assets and liabilities of the acquisition at their estimated fair value. The purchase price did not exceed the fair value of the assets and liabilities acquired; therefore, we recorded no goodwill. We included the results of operations of the Athens operations in our consolidated statements of operations from the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to refinement. The pro forma impact of the Athens Acquisition is not material to our consolidated financial results for fiscal 2004. Preliminarily included in the assets acquired are $2.2 million of intangible assets. The intangible assets consist of customer relationships and a non-compete agreement. We are amortizing the customer relationships over 10 years and the non-compete agreement over five years.

      In January 2003, we completed our acquisition of Cartem Wilco. We acquired Cartem Wilco to strengthen our presence in the health-and-beauty and pharmaceutical packaging markets and to expand our folding carton operations in Canada. The purchase price of this stock acquisition, including out-of-pocket expenses, was approximately $65.3 million. In August 2003, we completed our acquisition of Pacific Coast Packaging, a folding carton manufacturer located in Kerman, California. The purchase price of this transaction (including the assumption of debt) was approximately $15.4 million. We acquired Pacific Coast Packaging both for its geographic significance and for the way it complements our current customer base and growth strategy. Pacific Coast Packaging, our first folding carton operation on the West Coast, is a low cost

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

producer of folding cartons for the quick serve food, in-store deli, stock and gift box markets. We accounted for these acquisitions under the purchase method of accounting, which requires us to record the assets and liabilities of the acquisitions at their estimated fair value with the excess of the purchase price over these amounts recorded as goodwill. We included the results of operations from our Cartem Wilco and Pacific Coast Packaging facilities in our consolidated results from the respective dates of acquisition. The pro forma impact of these acquisitions is not material to the consolidated financial results. In fiscal 2003, included in the assets acquired were $13.4 million of intangible assets and $2.6 million of assets held for sale. The assets held for sale represent the fair value of three small subsidiaries of Cartem Wilco that we sold effective December 10, 2003. The intangible assets consist of customer relationships and trademarks. We are amortizing the customer relationships over a weighted average life of 8.6 years. We are amortizing the trademark over one year. Approximately $24.9 million of the $26.7 million in goodwill is deductible for U.S. income tax purposes.

      In fiscal 2004, cash paid for purchase of businesses was $15.0 million, which consisted primarily of the $13.7 purchase price for the Athens Acquisition discussed above. In fiscal 2004, we completed our third party appraisals of Pacific Coast Packaging, which we acquired in fiscal 2003. We reclassified $1.5 million to goodwill, of which $1.8 million was a reduction in the customer list intangible, $0.4 million was an increase in property, plant and equipment, and $0.1 million was a decrease in inventory. In fiscal 2004, we also completed the final adjustments to our fiscal 2003 Cartem Wilco acquisition and recorded $0.6 million of additional goodwill. We recorded $3.3 million in goodwill in fiscal 2004, approximately $2.5 million of which is deductible for U.S. income tax purposes.

Restructuring and Other Costs

      We recorded pre-tax restructuring and other costs of $32.7 million, $1.5 million, and $18.2 million for fiscal 2004, 2003, and 2002, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

Fiscal 2004

      During the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri, laminated paperboard products facility effective March 31, 2004. The closure resulted in the termination of approximately 68 employees. We did not consolidate the majority of the sales of this operation into our remaining laminated facilities. During fiscal 2004, we recorded a pre-tax charge of $7.9 million. The charge consisted of an asset impairment charge of $6.7 million to record the equipment and facility at their estimated fair value less cost to sell, severance and other employee costs of $0.6 million, a goodwill impairment charge of $0.2 million, and other costs of $0.4 million.

      During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois, facility. The closure resulted in the termination of approximately 93 employees. We did not consolidate the majority of the sales from these products lines into our other facilities. During fiscal 2004, we recorded a pre-tax charge of $4.2 million. The charge consisted of a net asset impairment charge of $3.5 million to record the equipment at its estimated fair value less cost to sell, and severance and other employee costs of $0.7 million.

      During the third quarter of fiscal 2004, we consolidated our laminated paperboard products division and mill division under common management and reduced the size of the combined divisional staffs. We renamed the combined division as the paperboard division. During fiscal 2004, we recorded a pre-tax charge of $0.5 million for severance and other employee costs in connection with this reorganization.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan, specialty recycled paperboard mill. We preliminarily expected the closure to result in the termination of approximately 108 employees. Most of the terminations occurred by our fiscal year end. A significant portion of the capacity of this facility supported the laminated paperboard products facilities that we closed during fiscal 2004. We shifted approximately one third of the volume of this facility to our remaining recycled paperboard facilities. During fiscal 2004, we recorded a pre-tax charge of $16.6 million that consisted of an asset impairment charge of $13.9 million to write down the equipment and facility to fair value, severance and other employee costs of $1.7 million, $0.7 million for property, plant and equipment related parts and supplies, and other costs of $0.3 million.

      In connection with the shutdown of the laminated paperboard products converting lines at our Aurora, Illinois, facility and our decision to close our Otsego, Michigan, facility, we completed step 1 of the impairment test for the paperboard division as required under SFAS 142, and determined the goodwill of the paperboard division was not impaired.

      During the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota, folding carton facility. We expect this closure to be effective in the second quarter of fiscal 2005. We expect the closure to result in the termination of approximately 146 employees. We expect to shift a majority of the production to our other folding carton facilities. During fiscal 2004, we recorded a pre-tax charge of $3.0 million that consisted of an asset impairment charge of $1.6 million to write down the equipment to estimated fair value less cost to sell, $0.7 million for property, plant and equipment related parts and supplies, severance and other employee costs of $0.6 million, and other costs of $0.1 million.

      During fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We recorded expenses of $1.1 million in connection with this project. We expect to complete the reorganization process in fiscal 2005. We also sold our previously closed Mundelein, Illinois, merchandising displays facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges primarily from previously announced facility closures totaling $1.2 million. The charges consisted primarily of $0.9 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of other costs.

      During fiscal 2005, we expect to incur future restructuring and other costs of $4.1 million related to our previously announced initiatives. These costs will primarily consist of $1.5 million for severance and other employee costs, $0.6 million for equipment removal and relocation costs, $0.4 million for personnel relocation costs, $0.3 million for tax reorganization expenses, $0.3 million for facility carrying costs, and $1.0 million for other expenses.

      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $3.3 million to our Packaging Products segment, $29.9 million to the Paperboard segment, and $1.1 million to our corporate operations and would have recorded a gain of $1.6 million for our Merchandising Displays and Corrugated Packaging segment. Of these costs, $26.8 million were non-cash. Facilities that we closed or announced that we planned to close during fiscal 2004 had combined revenues of $69.2 million, $81.9 million and $75.7 million for fiscal years 2004, 2003 and 2002, respectively, including the laminated paperboard product converting lines at our Aurora facility. We cannot separately identify operating losses at our Aurora facility because the facility manufactures other items and utilizes shared services. However, we can reasonably estimate pre-tax operating losses of the laminated paperboard products converting lines. Facilities that we closed or announced that we planned to close during fiscal 2004 had combined pre-tax operating losses of $8.9 million, $9.4 million and $11.6 million for fiscal years 2004, 2003 and 2002, respectively, including the laminated paperboard products converting lines at our Aurora facility.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our consolidated statements of operations for fiscal 2004 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	September 30,
	2003	Charges	Payments	to Accrual	2004

Severance and other employee costs	$160	$3,033	$(2,403)	$239	$1,029
Other	10	125	(7)	(5)	123

Total restructuring	$170	$3,158	$(2,410)	$234	$1,152

Adjustment to accrual (see table above)		234
Property, plant and equipment impairment loss		26,518
Gain on sale of property, plant and equipment		(2,046)
Property, plant and equipment related parts and supplies		1,447
Tax restructuring project		1,138
Pension curtailment		850
Equipment relocation		476
Carrying costs		456
Goodwill impairment		244
Other		263

Total restructuring and other costs		$32,738

Fiscal 2003

      During the second quarter of fiscal 2003, we announced the closure of our Hunt Valley, Maryland, and Mundelein, Illinois, merchandising displays facilities. The closures resulted in the termination of approximately 49 employees. We consolidated the operations of these plants into other existing facilities. In connection with these closings during fiscal 2003, we recorded a pre-tax charge $0.5 million, which consisted of $0.3 million for equipment removal and relocation costs and other costs of $0.2 million.

      During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas, laminated paperboard products facility. The closure resulted in the termination of approximately 20 employees and we consolidated the operations of this plant into other existing facilities. In connection with this closing during fiscal 2003, we recorded a pre-tax charge of $0.4 million that consisted of an asset impairment charge of $0.2 million to write down the equipment to fair value less cost to sell, and severance and other employee costs of $0.2 million.

      In addition, we had accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at our closed laminated paperboard products plant in Vineland, New Jersey, and the earlier than planned sales of property at Vineland and our closed folding carton plant in Augusta, Georgia. Expenses recognized as incurred from previously announced facility closings totaling $1.2 million were attributable to equipment relocation costs of $1.4 million primarily from Vineland and a closed folding carton plant in El Paso, Texas, $0.3 million due to changes in estimated workers’ compensation claims, a net gain on sale of property and equipment of $0.8 million primarily due to the sale of the Vineland and El Paso facilities, and $0.3 million in other miscellaneous items. Expenses recognized as incurred of $0.5 million were attributable to our decision to remove from service certain equipment in the folding carton and paperboard divisions.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $0.6 million to our Packaging Products segment, $0.5 million to our Merchandising Displays and Corrugated Packaging segment, and $0.4 million to the Paperboard segment. Of these costs, $0.2 million income was non-cash. Facilities that we closed during fiscal 2003 had combined revenues of $13.1 million and $23.3 million and combined operating losses of $2.6 million and $0.4 million during fiscal 2003 and 2002, respectively.

      The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our consolidated statements of operations for fiscal 2003 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	September 30,
	2002	Charges	Payments	to Accrual	2003

Severance and other employee costs	$2,560	$256	$(2,340)	$(316)	$160
Facility carrying costs	770	—	(285)	(475)	10
Other	605	—	(287)	(318)	—

Total restructuring	$3,935	$256	$(2,912)	$(1,109)	$170

Adjustment to accrual (see table above)		(1,109)
Equipment relocation		1,758
Personnel relocation		232
Property, plant and equipment impairment loss and gain on sale		(66)
Other		423

Total restructuring and other costs		$1,494

Fiscal 2002

      During fiscal 2002, we incurred restructuring and other costs related to announced facility closings. During fiscal 2002, we generally accrued the cost of employee terminations at the time of notification to the employees in accordance with Emerging Issues Task Force issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We expensed as incurred certain other costs, such as moving and relocation costs. These restructuring costs include the closing of a laminated paperboard products plant in Vineland, New Jersey, a corrugating plant in Dothan, Alabama, and a folding carton plant in El Paso, Texas. The closures resulted in the termination of approximately 190 employees. In connection with these closings, we incurred charges of $11.5 million during fiscal 2002, which consisted of asset impairment charges of $7.7 million, severance and other employee costs of $1.6 million, equipment relocation costs of $0.6 million, carrying costs of $0.6 million, and other costs of $1.0 million. Facilities that we closed during fiscal 2002 had combined revenues of $40.4 million and combined losses of $5.4 million during fiscal 2002. We consolidated the operations of the closed plants into other existing facilities.

      During fiscal 2002, we incurred impairment charges of $6.1 million when we permanently shut down our specialty paper machine at our Dallas, Texas, mill ($3.0 million) and our No. 1 paper machine at our Lynchburg, Virginia specialty mill ($2.0 million), and determined that certain equipment in our folding carton division was impaired ($1.1 million). We also recorded income of $0.7 million during fiscal 2002 for closure events prior to fiscal 2002, primarily for the gain on sale of building and equipment at our previously closed Jersey City, New Jersey, laminated paperboard products facility. We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have charged $4.6 million to our Packaging Products segment, $0.7 million to our Merchandising Display and Corrugated Packaging segment, and $12.9 million to the Paperboard segment.

Note 7.	Other Intangible Assets

      The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in thousands):

		September 30,

		2004		2003

	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Avg. Life	Amount	Amortization	Amount	Amortization

Customer relationships	7.8	$14,680	$(2,783)	$13,828	$(790)
Non-compete agreements	9.3	8,327	(6,182)	8,048	(5,228)
Bond costs	11.1	5,850	(2,854)	6,484	(2,747)
Patents	6.8	2,120	(617)	1,853	(287)
Trademark	7.8	759	(523)	727	(344)
License Costs	5.0	309	(72)	308	(10)

Total	8.7	$32,045	$(13,031)	$31,248	$(9,406)

      During fiscal 2004, our net intangible balance decreased $2.8 million. The decrease was primarily due to aggregate amortization expense exceeding new acquisitions of intangibles, finalization of our Pacific Coast Packaging appraisal, patent additions, and translation adjustments on our intangibles in foreign locations. Amortization expense in fiscal 2004 was $4.0 million. Our allocation of the purchase price of the Athens Acquisition in August 2004 to the assets acquired and liabilities assumed is preliminary and subject to refinement. We estimate the intangibles we acquired in the Athens Acquisition preliminarily to be approximately $2.2 million, comprised of $2.0 million in customer relationships and $0.2 million in non-compete agreements. We are amortizing the non-compete agreement on a straight-line basis over five years. We are amortizing the customer relationships on a declining basis over ten years based on the estimated number of surviving customers each year. In fiscal 2004, we finalized the appraisal of the intangibles acquired in the Pacific Coast Packaging acquisition in fiscal 2003. We reduced the initially recorded value of the customer list by $1.8 million and reallocated that amount to goodwill. We have capitalized approximately $0.3 million for various patents. Intangibles at our foreign locations, primarily our Canadian customer lists, increased $0.5 million due to the strengthening Canadian dollar.

      We are amortizing all of our intangibles. We have no intangibles that are not subject to amortization and none of our intangibles have significant residual values. During fiscal 2004, 2003, and 2002, aggregate amortization expense was $4.0 million, $3.4 million, and $2.0 million, respectively. Estimated amortization expense for the succeeding five fiscal years is as follows (in thousands):

2005	$3,985
2006	3,567
2007	3,069
2008	2,588
2009	2,396

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Debt

      Debt, excluding the realized interest rate swap gains and the mark-to-market value of interest rate swaps totaling $18.5 million and $23.9 million as of September 30, 2004 and 2003, respectively, consists of the following (in thousands):

	September 30,

	2004	2003

5.625% notes, due March 2013, net of unamortized discount of $213 and $238 (a)	$99,787	$99,762
8.20% notes, due August 2011, net of unamortized discount of $467 and $536 (b)	249,533	249,464
7.25% notes, due August 2005, net of unamortized discount of $9 and $25 (c)	83,491	99,975
Asset securitization facility (d)	—	9,000
Industrial development revenue bonds, bearing interest at variable rates (2.90% at September 30, 2004, and 2.54% at September 30, 2003), due through October 2036 (e)	30,120	37,400
Revolving credit facility (f)	—	3,500
Other notes	2,669	2,863

	465,600	501,964
Less current maturities of debt	83,906	12,927

Long-term debt due after one year	$381,694	$489,037

(a)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013. The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (which we refer to as the “2011 Note”). The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We issued the 2011 Notes at a discount of $0.7 million, which we are amortizing over the term of the 2011 Notes. We are also amortizing debt issuance costs of approximately $2.1 million over the term of the 2011 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(c)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005. The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.9 million over the term of the 2005 Notes. In May 1995, we entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in August 1995. We are also amortizing the costs associated with the interest rate adjustment transaction of $1.5 million over the term of the 2005 Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%. During fiscal 2004, we purchased $16.5 million of our 2005 Notes in various transactions. The average purchase price was 105.6% of par value, or $0.9 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 102.7% of par value, or $0.5 million over par value. During the first quarter of fiscal 2005, we purchased $6.0 million of our 2005 Notes see discussion in “Note 18. Subsequent Events.”

(d)	In November 2000, we entered into a $125.0 million receivables-backed financing transaction (which we refer to as the “Asset Securitization Facility”). A bank provides a back-up liquidity facility. The borrowing rate, which consists of a daily commercial paper rate plus a fee for the used portion of the facility, was 2.17% as of September 30, 2004. The borrowing rate at September 30, 2003 was 2.10%. Both the Asset Securitization Facility and the back-up liquidity facility are 364-day vehicles. Our Asset Securitization Facility is scheduled to expire on March 28, 2005. During fiscal 2004, we reduced the size of the facility from $125.0 million to $75.0 million.

(e)	Payments of principal and interest on these industrial development revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictive covenants similar to those described in note (f) below exist under the terms of the letter of credit agreements. These bonds are remarketed periodically based on the interest rate period selected by us. In the event these bonds cannot be remarketed, the bank has agreed to extend long-term financing to us in an amount sufficient to retire the bonds. These bonds are secured by the underlying assets. During fiscal 2004, we redeemed $7.3 million of these bonds.

(f)	On May 3, 2004, we reduced the size of our revolving credit facility, which is provided by a syndicate of banks, from $125.0 million to $75.0 million. We extended the term of our revolving credit facility for one year pursuant to an amendment dated as of December 7, 2004. The amendment extended the maturity date to June 30, 2006, and made no other material changes to the facility. Combined credit availability under the Asset Securitization Facility and the revolving credit facility exceeded $100.0 million as of September 30, 2004. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the ratio of our consolidated funded debt to a financial measure that is referred to as EBITDA in the documentation for our revolving credit facility and is calculated based on earnings before interest, taxes, depreciation and amortization less special items. The overnight borrowing rate plus credit spread, and facility fee at September 30, 2004, were 3.065% and 0.25%, respectively. The overnight borrowing rate plus credit spread, and facility fee at September 30, 2003, were 2.25% and 0.25%, respectively. The agreements covering this facility include restrictive covenants regarding the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. We are in compliance with these restrictions.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2004, the aggregate maturities of long-term debt for the succeeding five fiscal years are as follows (in thousands):

2005	$83,906
2006	904
2007	550
2008	482
2009	3,827
Thereafter	376,620
Unamortized bond discount	(689)

Total long-term debt	$465,600

      Three of our Canadian subsidiaries have revolving credit facilities with Canadian banks. The facilities provide borrowing availability of up to $10.0 million Canadian, and can be renewed on an annual basis. As of September 30, 2004 and 2003, there were no amounts outstanding under these facilities.

Note 9.	Leases and Other Agreements

      We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

      As of September 30, 2004, future minimum lease payments under all noncancelable leases, including certain maintenance charges on transportation equipment, are as follows (in thousands):

2005	$10,432
2006	8,728
2007	6,477
2008	5,665
2009	3,756
Thereafter	7,395

Total future minimum lease payments	$42,453

      Rental expense for the years ended September 30, 2004, 2003, and 2002 was approximately $16.5 million, $16.4 million and $15.4 million, respectively, including lease payments under cancelable leases.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes

      The provisions for income taxes consist of the following components (in thousands):

	Year Ended September 30,

	2004	2003	2002

Current income taxes:
Federal	$9,073	$2,048	$11,098
State	(456)	1,868	2,363
Foreign	3,290	2,765	2,270

Total current	11,907	6,681	15,731

Deferred income taxes:
Federal	(596)	10,908	2,860
State	(4,581)	885	224
Foreign	(302)	292	165

Total deferred	(5,479)	12,085	3,249

Provision for income taxes	$6,428	$18,766	$18,980

Income tax expense is included in our consolidated statements of operations as follows:
Continuing operations	1,584	18,744	19,625
Discontinued operations	4,844	22	1,723
Cumulative effect of change in accounting principle	—	—	(2,368)

Provisions for income taxes	$6,428	$18,766	$18,980

      The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended
	September 30,

	2004	2003	2002

Statutory federal tax rate	35.0%	35.0%	35.0%
U.S. residual tax on foreign earnings	1.7	0.6	—
State taxes, net of federal benefit	3.1	5.0	4.5
Valuation allowance increase (decrease), net of federal benefit — restructuring	(8.7)	—	—
Adjustment of prior years taxes, net of federal benefit — restructuring	(5.2)	—	—
Non-deductible portion of change in accounting principle	—	—	1.5
Other, net (primarily non-taxable items)	0.8	(1.7)	0.6

Effective tax rate	26.7%	38.9%	41.6%

      In fiscal 2004, we reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes implemented resulted in a one-time income tax benefit of $3.2 million. Approximately $1.2 million of the benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in thousands):

	September 30,

	2004	2003

Deferred income tax assets:
Accruals and allowances	$9,586	$7,417
Minimum pension liability	35,031	30,077
State net operating loss carryforwards	1,815	3,437
State credit carryforwards, net of federal benefit	970	—
Other	5,289	3,560
Valuation allowance	(1,333)	(3,437)

Total	51,358	41,054

Deferred income tax liabilities:
Property, plant and equipment	91,081	102,555
Deductible intangibles	9,679	7,123
Pension	14,123	6,676
Inventory and other	16,918	15,304

Total	131,801	131,658

Net deferred income tax liability	$80,443	$90,604

      Deferred taxes are recorded as follows in the consolidated balance sheet:

	September 30,

	2004	2003

Current deferred tax asset	$4,504	$3,998
Tax liability on operations held for sale	—	801
Long-term deferred tax liability	84,947	93,801

Net deferred income tax liability	$80,443	$90,604

      At September 30, 2004 and September 30, 2003, state net operating losses were available for carryfoward in the amounts of approximately $42.0 million and $70.2 million, respectively. These NOL carryforwards are subject to valuation allowances and generally expire within 5-20 years. At September 30, 2004, approximately $1.5 million of state credits were available for carryforward. This carryforward is not subject to a valuation allowance.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income before income taxes are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

United States continuing operations	$574	$37,611	$40,051
Discontinued operations	12,541	57	4,340
Cumulative effect of a change in accounting principle	—	—	(8,212)

	13,115	37,668	36,179
Foreign continuing operations	10,661	10,674	9,427
Foreign discontinued operations	300	—	—

	10,961	10,674	9,427

Income before income taxes	$24,076	$48,342	$45,606

Note 11.	Retirement Plans

      We have five defined benefit pension plans covering essentially all of our employees in the United States who are not covered by certain collective bargaining agreements. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States.

Defined Benefit Pension Plans

      The benefits under our defined benefit pension plans are based on years of service and, for certain plans, compensation.

      Our pension plans’ asset allocations at September 30, by asset category, were as follows:

	2004	2003

Equity securities	71%	76%
Debt securities	17%	20%
Cash and cash equivalents	8%	3%
Alternative investments	4%	1%

Total	100%	100%

      The objective of our investment policy is to assure the management of our retirement plans in accordance with the provisions of the Employment Retirement Income Security Act of 1974 (which we refer to as “ERISA”) and the regulations pertaining thereto. Our investment policy ensures we will take a long-term view in managing the pension plans’ assets by following investment theory that assumes that over long periods of time there is a direct relationship between the level of risk assumed in an investment program and the level of return that should be expected. The formation of judgments and the actions to be taken on those judgments will be aimed at matching the long-term needs of the pension plans with the proven, long-term performance patterns of the various investment markets.

      We understand that investment returns are volatile. We believe that, by using multiple investment managers and alternative asset classes, we can create a portfolio that yields adequate returns with reduced volatility. The design of such a portfolio is best achieved by combining academic theory, historical experience and informed market judgment. After we consulted with actuaries and investment advisors, we adopted the following target allocations to produce desired performance.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Target Allocation — Fiscal 2004

Equity securities	58- 91%
Debt securities	15- 25%
Alternative investments	03- 07%
Cash and cash equivalents	00- 02%

      These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges. In fiscal 2004, we undertook a retirement plan services request for proposal (RFP) and held our fiscal 2004 contribution to the pension plans in cash and cash equivalents pending a shift in investment managers resulting from the search. On September 30, 2004 our actual asset allocation was not consistent with the policy above because we were completing the RFP, which we anticipated would likely entail shifting assets among investment managers.

      In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria primarily based on historical returns by asset class, but which also included long-term return expectations by asset class.

      We currently expect to contribute approximately $12 to $16 million to our pension plans in fiscal 2005.

      We utilize a September 30 measurement date.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our projected benefit obligation, fair value of assets and net periodic pension cost include the following components (in thousands):

	Year Ended September 30,

	2004	2003

Projected benefit obligation at beginning of year	$259,745	$220,034
Service cost	9,013	7,257
Interest cost on projected benefit obligations	17,335	16,123
Amendments	326	951
Curtailment loss	180	—
Actuarial loss	23,468	25,109
Benefits paid	(10,544)	(9,729)

Projected benefit obligation at end of year	$299,523	$259,745

Fair value of assets at beginning of year	$181,244	$170,532
Actual gain (loss) on plan assets	18,514	(2,267)
Employer contribution	19,633	22,708
Benefits paid	(10,544)	(9,729)

Fair value of assets at end of year	$208,847	$181,244

Funded status	$(90,676)	$(78,501)
Net unrecognized loss	108,809	94,096
Unrecognized prior service cost	1,713	1,936

Net amount recognized	$19,846	$17,531

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$19,846	$17,531
Additional minimum liability	(96,271)	(83,514)
Intangible asset	3,692	4,659
Accumulated other comprehensive loss	92,579	78,855

Net amount recognized	$19,846	$17,531

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts we are required to recognize in the consolidated statements of operations are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Service cost	$9,013	$7,258	$6,220
Interest cost on projected benefit obligations	17,335	16,123	15,251
Expected return on plan assets	(16,320)	(15,507)	(16,396)
Net amortization of loss (gain)	6,563	2,813	5
Net amortization of prior service cost	49	50	(41)
Curtailment loss	679	—	79

Total company defined benefit plan expense	17,319	10,737	5,118
Multi-employer plans for collective bargaining employees	450	340	187

Net periodic pension cost	$17,769	$11,077	$5,305

	2004	2003	2002

Weighted-average assumptions as of September 30:
Discount rate	6.00%	6.50%	7.25%
Expected increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

      The accumulated benefit obligation for all defined benefit pension plans was $285.3 million and $247.2 million at September 30, 2004, and 2003, respectively.

      The estimated benefit payments, which reflect expected future service, as appropriate, that we project are as follows (in thousands):

2005	$11,038
2006	11,773
2007	12,632
2008	13,569
2009	14,587
Years 2010 - 2014	89,631

401(k) Plans

      We sponsor and maintain 401(k) plans that cover our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”). During fiscal 2004, 2003, and 2002, we recorded matching expense, net of forfeitures, of $4.5 million, $4.6 million, and $4.4 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans

      We sponsor and maintain supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified unfunded deferred compensation plans we intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and will rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant elects the amount of eligible base salary and eligible bonus to be deferred. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The benchmark investment alternatives available under the Supplemental Plan are the same as the investment alternatives available under our 401(k) plans or are in our view comparable to the investment alternatives available under our 401(k) plans. We recorded matching expense of $0.1 million and $0.02 million in fiscal 2004 and 2003, respectively.

      We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension payments to partially offset the reduction in amounts that would have been payable from our principal pension plan if it were not for limitations imposed by federal income tax regulations. We recorded expense relating to the SERP of $0.6 million, $0.4 million and $0.2 million for the years ended September 30, 2004, 2003, and 2002, respectively. Amounts we accrued as of September 30, 2004 and 2003 related to the SERP were $2.2 million and $1.6 million, respectively.

Note 12.	Financial Instruments

Long-Term Notes

      At September 30, 2004 and 2003, the fair market value of the 2005 Notes was approximately $86.7 million and $108.0 million, respectively, based on quoted market prices. At September 30, 2004 and 2003, the fair market value of the 2011 Notes was approximately $296.5 million and $299.4 million, respectively, based on quoted market prices. At September 30, 2004 and 2003, the fair market value of the 2013 Notes, was approximately $103.1 million and $102.3 million, respectively, based on quoted market prices. The carrying amount for variable rate long-term debt approximates fair market value since the interest rates on these instruments are reset periodically.

Derivatives

      The following is a summary of the fair value of our derivative instruments outstanding as of September 30 (in thousands):

	2004	2003

Interest rate swaps (fair value hedges)	$(2,773)	$1,706
Foreign currency forwards	—	246
Commodity swaps	(844)	(54)

Net fair value of derivative contracts	$(3,617)	$1,898

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Shareholders’ Equity

Capitalization

      Our capital stock consists solely of our Common Stock, which is Class A common stock, par value $0.01 per share. Holders of our Common Stock are entitled to one vote per share.

      During fiscal 2002, our Class B common stock, par value $0.01 per share (“Class B Common”), which entitled holders to 10 votes per share, was eliminated. On May 17, 2002, various executive officers and members of our board of directors delivered a notice to the Company of their election to convert the shares of Class B Common owned by them into shares of Common Stock pursuant to our Restated and Amended Articles of Incorporation (the “Articles of Incorporation”). Because the shares of Class B Common outstanding following such conversion represented less than 15% of the total outstanding shares of our Common Stock, pursuant to the Articles of Incorporation, the remaining shares of Class B Common were subject to automatic conversion into shares of Common Stock. On June 30, 2002, each of the 9,634,899 shares of issued and outstanding shares of Class B Common were automatically converted into one share of Common Stock, thus eliminating all Class B Common. Approximately 978,000 shares of Class B Common were converted to shares of Common Stock during fiscal 2002 prior to the automatic conversion on June 30, 2002. Our Articles of Incorporation do not authorize any further issuance of shares of Class B Common.

      The Articles of Incorporation also authorize preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with the Articles of Incorporation.

Stock Repurchase Plan

      Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2004, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. Pursuant to our repurchase plan, during fiscal 2004 and fiscal 2002, we did not repurchase any shares of Common Stock. During fiscal 2003, we repurchased 0.1 million shares of Common Stock.

Stock Option Plans

      Our 2000 Incentive Stock Plan, approved in January 2001, allows for the granting of options to certain key employees for the purchase of a maximum of 2,200,000 shares of Common Stock. Options that we have granted under this plan vest in increments over a period of up to three years and have ten-year terms.

      Our 1993 Stock Option Plan allowed for the granting of options through November 2003 to certain key employees for the purchase of a maximum of 3,700,000 shares of Common Stock. Options that have been granted under this plan vest in increments over a period of up to three years and have ten-year terms.

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. We estimated the fair values for the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted subsequent to September 30, 1995, at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected Term in Years	7	7	8
Expected Volatility	43.8%	45.6%	43.7%
Risk-Free Interest Rate	1.7%	1.0%	1.8%
Dividend Yield	2.3%	2.2%	1.8%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair values of our employee stock options.

      The estimated weighted average fair value of options granted during fiscal 2004, 2003, and 2002 with option prices equal to the market price on the date of grant was $5.62, $5.21, and $7.10 per share, respectively.

      For purposes of pro forma disclosures, we amortize the estimated fair value of our options to expense over the options’ vesting period. Our pro forma information is as follows (in thousands except for earnings per share information):

	2004	2003	2002

Net income, as reported	$17,648	$29,576	$26,626
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,693)	(2,862)	(3,133)

Pro forma net income	$14,955	$26,714	$23,493

Earnings per share:
Basic — as reported	$0.51	$0.86	$0.79

Basic — pro forma	$0.43	$0.78	$0.69

Diluted — as reported	$0.50	$0.85	$0.77

Diluted — pro forma	$0.42	$0.77	$0.68

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the changes in all stock options during the periods indicated:

	Class B Common			Class A Common

			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares	Price Range	Price	Shares	Price Range	Price

Options outstanding at October 1, 2001	38,940	$6.09-7.45	$6.78	3,520,874	$6.06-20.31	$12.34
Exercised or forfeited	(25,740)	$6.09-7.45	$6.44	(778,079)	$6.06-20.31	$12.42
Granted	—	—	—	643,333	$16.51-18.19	$18.13
Converted	(13,200)	$7.45	$7.45	13,200	$7.45	$7.45

Options outstanding at September 30, 2002	—	—	—	3,399,328	$7.42-20.31	$13.90
Exercised or forfeited	—	—	—	(391,987)	$7.42-20.31	$11.54
Granted	—	—	—	693,500	$14.01-14.60	$14.02

Options outstanding at September 30, 2003	—	—	—	3,700,841	$8.00-20.31	$14.17
Exercised or forfeited	—	—	—	(443,307)	$8.00-20.31	$13.69
Granted	—	—	—	451,000	$15.40-16.15	$15.46

Options outstanding at September 30, 2004	—	—	—	3,708,534	$8.00-20.31	$14.39

Options exercisable at September 30, 2004	—	—	—	2,663,615	$8.00-20.31	$14.01

Options available for future grant at September 30, 2004	—	—	—	383,166	—	—

      The following table summarizes information concerning options outstanding and exercisable at September 30, 2004:

Class A Common

		Weighted		Weighted	Weighted
		Average		Average	Average
Range of	Number	Exercise	Number	Exercise	Remaining
Exercise Prices	Outstanding	Price	Exercisable	Price	Contractual Life

$8.00-8.94	358,968	$8.90	358,968	$8.90	5.2
$10.25-11.44	721,767	11.17	721,767	11.17	5.8
$14.01-14.60	971,866	14.12	552,565	14.19	7.2
$15.19-16.59	779,600	15.42	326,264	15.34	7.0
$18.19-20.31	876,333	18.67	704,051	18.78	5.3

	3,708,534	$14.39	2,663,615	$14.01	6.2

      Pursuant to our 2000 Incentive Stock Plan, we can award up to 500,000 shares of restricted Common Stock to employees or our board of directors. Sale of the stock awarded is generally restricted for two to five years from the date of grant, depending on vesting. Vesting of the stock occurs in annual increments of one-third beginning on the third anniversary of the date of grant. Accelerated vesting of a portion of the grant may

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occur based on our performance. The 4,500 shares awarded to the board of directors in fiscal 2004 vested immediately.

      During fiscal 2004, 2003, and 2002, respectively, we awarded 144,000, 120,500, and 100,000 shares of restricted Common Stock, which had a fair value at the date of grant of $2.2 million, $1.7 million, and $1.8 million, respectively. We charge compensation under the plan to earnings over each increment’s individual restriction period, which amounted to $1.5 million, $0.9 million, and $0.9 million during fiscal 2004, 2003, and 2002, respectively. Unless vested (pursuant to net income performance criteria) or forfeited (e.g., by termination of employment) at an earlier date, the awards of restricted Common Stock will vest in one-third annual increments beginning on the third year from the date of grant and may not be transferred before they are vested. The restricted stock awards granted in fiscal 2004 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on March 31, 2005, for net income growth as compared to the base period (the 12 months ended March 31, 2004) of at least 10% during the 12 months ending March 31, 2005 (including excess amounts from subsequent periods); (2) another one-third on March 31, 2006, for net income growth as compared to the base period of at least 21% during the 12 months ending on March 31, 2006 (including excess amounts from prior or subsequent periods); and (3) the final one-third on March 31, 2007, for net income growth as compared to the base period of at least 33.1% during the 12 months ending on March 31, 2007 (including excess amounts from prior periods). The restricted stock awards in fiscal 2003 and 2002 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on the first March 31 after the award date for net income growth as compared to the base period (12 months ended March 31 of the fiscal year including the award date) in excess of 15% during 12 months ending on the first March 31 after the award date (including excess amounts from subsequent periods); (2) another one-third on the second March 31 after the award date for net income growth as compared to the base period in excess of 32.5% during 12 months ending on the second March 31 after the award date (including excess amounts from prior or subsequent periods); and (3) the final one-third on the third March 31 after the award date for net income growth as compared to the base period in excess of 52% during 12 months ending on the third March 31 after the award date (including excess amounts from prior periods). During fiscal 2002, accelerated vesting of one-third of the fiscal 2001 grant occurred due to achievement of performance targets. The early vesting provisions related to fiscal 2003 for the restricted stock awards granted in fiscal 2002 and 2001 have not yet been satisfied. The early vesting provisions related to fiscal 2004 for the restricted stock awards granted in fiscal 2003, 2002 and 2001 have not yet been satisfied.

Employee Stock Purchase Plan

      Under the Amended and Restated 1993 Employee Stock Purchase Plan (which we refer to as the “ESPP”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. In January 2004, our board of directors amended the ESPP to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 3,320,000 shares of Common Stock. In fiscal 2004, 2003, and 2002, employees purchased approximately 289,000, 311,000, and 244,000 shares, respectively, under this plan. As of September 30, 2004, 921,612 shares of Common Stock were available for purchase.

Note 14.	Related Party Transactions

      John W. Spiegel, a director of our company, was vice chairman and chief financial officer of SunTrust Banks, Inc. until August 2004. We made payments to, and had other transactions with, SunTrust Banks, Inc. and its subsidiaries during fiscal 2004:

•	During fiscal 2004, we maintained a revolving credit facility pursuant to a loan agreement under which SunTrust Bank, Atlanta, a wholly owned subsidiary of SunTrust Banks, Inc., served as agent. A

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

syndicate of banks (in which SunTrust Banks, Inc. has a 22.92% share) provides the revolving credit facility. Under the credit agreement, which we amended in fiscal 2003, we have aggregate borrowing availability of $75.0 million through June 2006. As of September 30, 2004, we had no borrowings outstanding under the credit agreement.

•	SunTrust Capital Markets, Inc. is a provider of derivative transactions. During fiscal 2003 and 2004, we entered into derivative transactions with SunTrust Capital Markets. At the end of fiscal 2004, we had no derivative transactions in place with SunTrust Capital Markets. At the end of fiscal 2003, we had notional amounts outstanding on interest rate swaps of $50.0 million and foreign exchange forward contracts of approximately $2.5 million.

•	In addition, we are a party with SunTrust Banks, Inc. to a master letter of credit agreement relating to industrial development revenue bonds issued in connection with certain of our manufacturing facilities and other letter of credit agreements relating to other aspects of our business requiring the establishment of a letter of credit.

•	Also, SunTrust Banks, Inc., through one of its subsidiaries, Trusco Capital Management, Inc., manages some of the assets in our defined benefit plan, which totaled approximately $65.0 million as of September 30, 2004.

•	Additionally, until May 2003, we maintained a $24.8 million synthetic lease facility with an entity affiliated with SunTrust Bank, Atlanta. On May 30, 2003, we exercised our option to purchase the land, buildings and improvements under this facility for approximately $24.5 million, which represented the lessor’s original costs for such assets, plus related costs and expenses.

•	SunTrust Banks, Inc. and its subsidiaries have performed other banking and financial consulting services for us over the past fiscal year. Our aggregate payments to SunTrust Banks, Inc. and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2004, 2003, or 2002 or 1% of SunTrust Banks’ gross revenues during its fiscal years ended December 31, 2003, 2002 or 2001.

      J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., the insurance agency that brokers a portion of the insurance for our company. During fiscal 2004, 2003, and 2002, we paid Brown & Brown, Inc. approximately $0.4 million, $0.5 million, and $0.5 million, respectively, for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million, $0.2 million, $0.1 million, respectively, for commissions on premiums for insurance purchased by us. For the fiscal years ending September 30, 2004, 2003, and 2002, such payments to Brown & Brown, Inc., inclusive of fees for services and commissions paid, totaled approximately $0.6 million, $0.7 million and $0.6 million, respectively. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $4.6 million, $4.9 million, and $4.5 million in fiscal 2004, 2003, and 2002, respectively.

      We believe that the transactions described above in this Note 14 were conducted at fair market rates.

Note 15.	Commitments and Contingencies

Capital Additions

      Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2004, total approximately $4.5 million.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental and Other Matters

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, CERCLA, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the US EPA. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

      We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows. See “Business — Forward-Looking Information and Risk Factors.”

      We estimate that we will spend less than $0.7 million for capital expenditures during fiscal year 2005 in connection with matters relating to environmental compliance. It may also be necessary to upgrade wastewater treatment equipment at one of our facilities during the next two years at a cost of approximately $0.1 million. Additionally, to comply with emissions regulations under the Clean Air Act, we expect to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate will be $2.0 to $3.0 million. We anticipate that we will incur those costs within the next three years.

      During the fourth quarter of fiscal 2004, we announced that we closed our Otsego, Michigan, mill. As of September 30, 2004, we had incurred $2.5 million to complete and close the wastewater treatment system at the Otsego mill that we had improved pursuant to an administrative consent order that we previously disclosed. This project is complete and we anticipate that our only continuing obligations will relate to operational maintenance of closed wastewater treatment lagoons. We do not expect the costs of these obligations to have a material adverse effect on our results of operations, financial condition or cash flows.

      We have been identified as a potentially responsible party at nine active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these nine sites:

•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of seven sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of five sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimus amount and immaterial.

•	With respect to each of two sites, while we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities all of which we expect to be de minimus and immaterial.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Except as stated above, we can make no assessment of any potential for our liability with respect to any such site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any such site and that such remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. If any party brings an environmental claim or action against us involving any such site, we intend to assert claims for indemnification in connection with such site. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, that any amounts paid pursuant to such indemnification rights will be sufficient to cover all costs and expenses.

Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (which we refer to as “FIN 45”). We have made the following guarantees to unconsolidated third parties as of September 30, 2004:

•	We have a 49% ownership interest in Seven Hills, a joint venture. The partners of the joint venture guarantee funding of net losses in proportion to their share of ownership.

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because our exposure is dependent on future changes in the tax law.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Insurance Placed with Kemper

      During fiscal years 1985 through 2002, Kemper Insurance Companies/ Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. If Kemper is ultimately unable to pay such liabilities, there can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.

Note 16.	Segment Information

      We report three business segments. The Packaging Products segment consists of facilities that produce folding cartons and interior packaging. The Merchandising Displays and Corrugated Packaging segment consists of facilities that produce displays and corrugated containers. The Paperboard segment consists of facilities that manufacture 100% recycled clay-coated and specialty paperboard, corrugating medium, laminated paperboard products, and facilities that collect recovered paper.

      In April 2004, we consolidated our laminated paperboard products division and mill division under common management. We refer to the combined division as the paperboard division. The paperboard division now consists of the previously consolidated specialty paperboard division, the former coated paperboard division and the former laminated paperboard products division. As part of this reorganization, we moved our Macon, Georgia, drum manufacturing facility into our corrugated packaging division. We also reviewed our allocation of internal costs and determined that it was more appropriate to designate some home office administrative costs as non-allocated and to not allocate these costs to our operating segments. As a result of our review of the internal cost allocation to our operating segments, we reclassified $3.5 million, $3.0 million and $3.0 million of costs to the non-allocated category for fiscal 2004, 2003, and 2002, respectively.

      Certain operations included in the Packaging Products segment are located in foreign countries. Primarily all of the foreign operation’s net sales, segment income, and identifiable assets are located in Canada. The remaining operations are located in Mexico and Chile. The Paperboard segment sold its only foreign operation, a small recycled fiber collection facility in Canada, in fiscal 2003. Our foreign operations had segment income of $10.8 million, $11.9 million, and $8.9 million for fiscal years ended September 30, 2004, 2003 and 2002, respectively. For fiscal 2004, foreign operations represented approximately 10.0%, 13.1% and 15.2% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2003, foreign operations represented approximately 9.1%, 13.4% and 12.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2002, foreign operations represented approximately 5.9%, 8.4% and 5.8% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. As of September 30, 2004, 2003 and 2002, we had foreign long-lived assets of $83.3 million, $72.5 million, and $33.8 million, respectively. The increase in all categories for fiscal 2003 is due to the acquisition of Cartem Wilco in Canada.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We evaluate performance and allocate resources based, in part, on profit or loss from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. We account for intersegment sales at prices that approximate market prices. We eliminate intercompany profit at the consolidated level. For segment reporting purposes, we include our equity in income (loss) from our unconsolidated joint venture, as well as our investment in the joint venture, in the results for the paperboard segment.

      Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):

	Years Ended September 30,

	2004	2003	2002

Net sales (aggregate):
Packaging Products	$908,085	$801,402	$722,685
Merchandising Displays and Corrugated Packaging	318,274	291,238	296,044
Paperboard	539,882	509,941	509,704

Total	$1,766,241	$1,602,581	$1,528,433

Less net sales (intersegment):
Packaging Products	$3,485	$4,576	$3,268
Merchandising Displays and Corrugated Packaging	4,678	5,070	4,453
Paperboard	176,817	159,589	151,662

Total	$184,980	$169,235	$159,383

Net sales (unaffiliated customers):
Packaging Products	$904,600	$796,826	$719,417
Merchandising Displays and Corrugated Packaging	313,596	286,168	291,591
Paperboard	363,065	350,352	358,042

Total	$1,581,261	$1,433,346	$1,369,050

Segment income:
Packaging Products	$37,997	$38,560	$47,204
Merchandising Displays and Corrugated Packaging	29,075	28,569	34,501
Paperboard	15,751	21,764	24,326

	82,823	88,893	106,031
Restructuring and other costs	(32,738)	(1,494)	(18,237)
Other non-allocated expenses	(11,722)	(9,068)	(9,402)
Interest expense	(23,566)	(26,871)	(26,362)
Interest and other income (expense)	(143)	73	419
Minority interest in consolidated subsidiary	(3,419)	(3,248)	(2,971)

Income from continuing operations before income taxes and the cumulative effect of a change in accounting principle	$11,235	$48,285	$49,478

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,

	2004	2003	2002

Identifiable assets:
Packaging Products	$518,648	$488,898	$373,339
Merchandising Displays and Corrugated Packaging	194,365	176,734	156,222
Paperboard	498,917	539,557	554,881
Assets held for sale	1,526	52,703	50,237
Corporate	70,357	33,503	41,519

Total	$1,283,813	$1,291,395	$1,176,198

Goodwill
Packaging Products	$64,554	$59,178	$28,462
Merchandising Displays and Corrugated Packaging	28,792	28,663	27,974
Paperboard	203,714	203,958	203,958

Total	$297,060	$291,799	$260,394

Depreciation and amortization:
Packaging Products	$33,120	$29,263	$25,467
Merchandising Displays and Corrugated Packaging	9,662	10,665	10,114
Paperboard	28,079	28,849	29,358
Corporate	3,328	3,906	3,152

Total	$74,189	$72,683	$68,091

Capital expenditures:
Packaging Products	$36,760	$25,148	$29,504
Merchandising Displays and Corrugated Packaging	6,298	14,524	12,055
Paperboard	16,841	16,093	24,705
Corporate	924	1,637	6,437

Total	$60,823	$57,402	$72,701

      The changes in the carrying amount of goodwill for the year ended September 30, 2004 are as follows (in thousands):

		Merch. Displays
	Packaging	and Corr. Pkg	Paperboard	Total

Balance as of October 1, 2003	$59,178	$28,663	$203,958	$291,799
Goodwill acquired	3,197	132	—	3,329
Impairment loss	—	—	244	244
Translation adjustment	2,179	(3)	—	2,176

Balance as of September 30, 2004	$64,554	$28,792	$203,714	$297,060

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We adopted SFAS 142 as of October 1, 2001. We completed the impairment testing process during the period from October 1, 2001 through March 31, 2002. As a result, we determined that $8.2 million of goodwill associated with the laminated paperboard products division was impaired and we recognized an expense of $5.8 million, net of tax, or $0.17 per diluted share, as the cumulative effect of a change in accounting principle associated with the paperboard segment in fiscal 2002. We estimated the fair value of the reporting unit using the expected present value of future cash flows. We test the goodwill associated with each of our reporting units for impairment annually, at a minimum. We identified no indicators of impairment in fiscal 2003. We completed the annual test of the goodwill associated with each of our reporting units during the fourth quarter of fiscal 2004 and we identified no indicators of impairment.

Note 17.	Financial Results by Quarter (Unaudited)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$366,110	$400,000	$397,281	$417,870
Gross profit	61,851	68,209	65,878	74,399
Restructuring and other costs	105	5,643	21,317	5,673
Income (loss) from continuing operations before income taxes	6,878	4,857	(11,155)	10,655
Net income (loss) (b)	11,879	2,910	(3,726)	6,585
Basic earnings (loss) per share from continuing operations before the cumulative effect of a change in accounting principle	0.12	0.09	(0.12)	0.19
Diluted earnings (loss) per share from continuing operations before the cumulative effect of a change in accounting principle	0.12	0.09	(0.12)	0.18
Basic earnings (loss) per share	0.34	0.08	(0.11)	0.19
Diluted earnings (loss) per share	0.34	0.08	(0.11)	0.18

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$329,849	$350,234	$368,232	$385,031
Gross profit	62,019	63,108	68,461	71,578
Restructuring and other costs	(519)	782	648	583
Income from continuing operations before income taxes	8,277	11,659	12,886	15,463
Net income	5,070	7,330	7,212	9,964
Basic earnings per share from continuing operations before the cumulative effect of a change in accounting principle	0.14	0.21	0.23	0.28
Diluted earnings per share from continuing operations before the cumulative effect of a change in accounting principle	0.14	0.21	0.23	0.27
Basic earnings per share	0.15	0.21	0.21	0.29
Diluted earnings per share	0.15	0.21	0.21	0.28

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2002	Quarter(a)	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$333,740	$333,721	$340,321	$361,268
Gross profit	72,122	67,891	71,892	66,740
Restructuring and other costs	(200)	35	9,846	8,556
Income from continuing operations before income taxes and the cumulative effect of a change in accounting principle	18,544	18,008	7,881	5,045
Income before the cumulative effect of a change in accounting principle	12,199	11,584	5,471	3,216
Net income	6,355	11,584	5,471	3,216
Basic earnings per share from continuing operations before the cumulative effect of a change in accounting principle	0.34	0.33	0.14	0.08
Diluted earnings per share from continuing operations before the cumulative effect of a change in accounting principle	0.33	0.32	0.14	0.08
Basic earnings per share before the cumulative effect of a change in accounting principle	0.36	0.34	0.16	0.09
Diluted earnings per share before the cumulative effect of a change in accounting principle	0.36	0.34	0.16	0.09

(a)	Net income includes expense of $5.8 million, net of tax, or $0.17 per diluted share, for the cumulative effect of a change in accounting principle from a goodwill write-off due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(b)	In the third quarter of fiscal 2004 we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in a one-time income tax benefit. Approximately $1.2 million of the benefit related to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The changes related to certain income apportionment factors and a correction of an allocation of intercompany charges. The impact of these changes was not material to our net income for any of the fiscal years in question; therefore, we recorded the cumulative impact in the current period. The $1.2 million benefit was $0.3 million, $0.3 million, and $0.6 million for fiscal 2001, fiscal 2002, fiscal 2003, respectively. We recorded the benefit in the third quarter of fiscal 2004.

      At December 31, 2003 and June 30, 2004, we incorrectly netted outstanding checks against other cash equivalent investments. This action did not have any impact on net income or earnings per share, but resulted in cash and cash equivalents and accounts payable being understated by $9.1 million at December 31, 2003 and $4.2 million at June 30, 2004. As a result, we also understated net cash provided by operating activities in the Statement of Cash Flows for the three months ended December 31, 2003 and the nine months ended June 30, 2004 by $9.1 million and $4.2 million, respectively.

      We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share. We had a net loss from continuing operations for the third quarter of fiscal 2004. In applying the treasury stock method for that period, we have not included

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect of stock options and awards in the denominator because the effect would be antidilutive. We excluded 542 shares of stock options and awards from the denominator for the third quarter of fiscal 2004.

Note 18.	Subsequent Events (unaudited)

Credit Facility

      We extended the term of our revolving credit facility for one year pursuant to a Fourth Amendment to Credit Agreement dated as of December 7, 2004. The amendment extended the maturity date to June 30, 2006. The amendment made no other material changes to the facility. The parties to the fourth amendment include Rock-Tenn Company, SunTrust Bank, Bank of America, N.A., Wachovia Bank, N.A., JPMorgan Chase Bank, The Bank of Tokyo-Mitsubishi, the Bank of New York, BNP Paribas, and The Mizuho Corporate Bank, Ltd. See “Note 14. Related Party Transactions” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Purchase of 2005 Notes

      During the first quarter of fiscal 2005, we purchased $6.0 million of our 2005 Notes at an average price of 103.1% of par value, or $0.18 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.6% of par value, or $0.1 million over par value.

Pension Plan and 401(k) Plans

      The retirement plans review committee of our board of directors reviewed management’s recommendations with respect to certain modifications of our retirement benefits and requested that such recommendations be submitted to the board of directors for approval. On October 29, 2004, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees (which we refer to as our “pension plan”). We have summarized these changes below. The changes are effective January 1, 2005, and March 1, 2005, based on an employee’s status on December 31, 2004.

      Beginning January 1, 2005, the following changes will be effective for our salaried and non-union hourly employees:

•	Effective January 1, 2005, employees hired on or after January 1, 2005, will not be eligible to participate in our pension plan. We will provide the following enhanced 401(k) plan match for such employees (the “enhanced 401(k) Plan match”): 100% match on the first 3% of eligible pay contributed by the employee and 50% match on the next 2% of eligible pay contributed by the employee.

•	Effective January 1, 2005, employees who are less than 35 years old and who have less than 5 years of vesting service on December 31, 2004, will not be eligible to participate in our pension plan after December 31, 2004. Pension benefits earned through December 31, 2004, will be paid upon retirement in accordance with applicable plan rules. We will provide the enhanced 401(k) Plan match for such employees effective January 1, 2005.

•	Effective March 1, 2005, employees who are 35 years old or older or who have 5 years or more of vesting service on December 31, 2004, will be required to elect one of two options: (1) a reduced future pension accrual based on a revised benefit formula and the current 401(k) plans’ match or (2) no future pension accrual and the enhanced 401(k) Plan match. In either event, pension benefits earned through February 28, 2005, will be paid upon retirement in accordance with applicable plan rules.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2004, 2003 and 2002, we contributed an amount to each participant’s account maintained under our 401(k) plans equal to 50% of the participant’s contributions, provided that the contributions do not exceed (a) 6% of the participant’s earnings or (b) the amount allowable under the limits imposed under Sections 401(a) and 415(c) of the Code, whichever was lower.

      We are unable to estimate the full impact, the amendments will have on future expense for our pension plan or our 401(k) plans until our employees have made their election. However, we do not believe the impact of these changes will have a material effect on our results of operations, financial condition or cash flows.

American Jobs Creation Act

      The American Jobs Creation Act of 2004 was enacted on October 22, 2004. This new law made numerous and substantive changes in the taxation of foreign-sourced and domestic income. As of this date, the US Treasury Department has not issued regulations providing implementation guidance for this new law. Due to the lack of guidance and the complex calculations involved, we have not completed our analysis of the effect this legislation may have on us.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Rock-Tenn Company

      We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements, Rock-Tenn Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002.

ERNST & YOUNG LLP

Atlanta, Georgia

December 13, 2004

ROCK-TENN COMPANY

MANAGEMENT’S STATEMENT OF RESPONSIBILITY FOR FINANCIAL INFORMATION

      The management of Rock-Tenn Company has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with U.S. generally accepted accounting principles. The financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

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

      The Company’s financial statements have been audited by Ernst & Young LLP, an Independent Registered Public Accounting Firm. The opinion of this Independent Registered Public Accounting Firm, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

      As part of its audit of the Company’s financial statements, Ernst & Young LLP considered the Company’s internal control structure in determining the nature, timing and extent of audit tests to be applied. Management has considered Ernst & Young LLP’s recommendations concerning the Company’s system of internal control and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of September 30, 2004, the Company’s system of internal control is adequate to accomplish the objectives discussed herein.

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

Changes in Internal Controls

      We also maintain a system of internal control over financial reporting that is designed by, or under the supervision of, our CEO and CFO, and effected by our management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      As directed by the Section 404 Rules, we are required to include in our annual report on Form 10-K for the fiscal year ending September 30, 2005, and each subsequent Form 10-K, a report of management on internal control over financial reporting and a related report of our independent auditors. Management’s report must include its assessment of the effectiveness of our internal control over financial reporting as of the end of the applicable fiscal year. Our independent auditor must examine management’s assessment of internal control over financial reporting and attest whether management’s assessment of effectiveness is fairly stated in all material respects. The auditor’s report must also evaluate whether our internal control structure provides reasonable assurance that transactions are recorded as necessary, among other requirements. So that they will be prepared to deliver these reports in our annual report on Form 10-K for the fiscal year ended September 30, 2005, management is engaged in an ongoing process of evaluating and improving our internal control over financial reporting. There can be no assurance that changes we make to our internal control over financial reporting as part of this ongoing process will not, individually or in the aggregate, materially affect, or be reasonably likely to materially affect, our internal control over financial reporting. See also “Forward-Looking Information and Risk Factors — We are Subject to Extensive Environmental and Other Governmental Regulation.”

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections under the heading “Election of Directors” entitled “Nominees for Election — Term Expiring 2008,” “Incumbent Directors — Term Expiring 2006,” “Incumbent Directors — Term Expiring 2007,” “Committees of the Board of Directors — Audit Committee,” and “Codes of Business Conduct and Ethics — Code of Ethical Conduct for CEO and Senior Financial Officers”, and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2005 are incorporated herein by reference for information on the directors of the Registrant. The section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2005 is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

      The section under the heading “Election of Directors” entitled “Compensation of Directors” and the sections under the heading “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Aggregated Options Table,” “Equity Compensation Plan Information” and “Retirement Benefit Plans” and the information under the headings “Report on Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2005 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2005 are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the heading “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2005 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The sections under the heading “Independent Auditors” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Auditor” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January  28, 2005 is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

      The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report:

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

Dated: December 14, 2004

By:	/s/ JAMES A. RUBRIGHT

James A. Rubright
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 14, 2004

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2004

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	December 14, 2004

/s/ J. HYATT BROWN J. Hyatt Brown	Director	December 14, 2004

/s/ ROBERT B. CURREY Robert B. Currey	Director	December 14, 2004

/s/ RUSSELL M. CURREY Russell M. Currey	Director	December 14, 2004

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	December 14, 2004

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	December 14, 2004

/s/ JOHN D. HOPKINS John D. Hopkins	Director	December 14, 2004

/s/ JAMES W. JOHNSON James W. Johnson	Director	December 14, 2004

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	December 14, 2004

/s/ JAMES E. YOUNG James E. Young	Director	December 14, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibits

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3	—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).
4.1	—	Credit Agreement, dated as of June 30, 2000 among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), as amended by the First Amendment to Credit Agreement dated as of April 6, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and as further amended by the Second Amendment to Credit Agreement dated as of July 26, 2001 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001), and as further amended by the Third Amendment to Credit Agreement dated as of March 31, 2003 by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 99.2 of the Registrant’s Report on Form 8-K filed with the SEC on April 14, 2003), and as further amended by the Fourth Amendment to Credit Agreement dated as of December 7, 2004, by and among Rock-Tenn Company, the Lenders listed therein, SunTrust Bank, as Agent, Bank of America, N.A., as Syndication Agent, and Wachovia Bank, N.A., as Documentation Agent (attached hereto).
4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).
*10.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).
*10.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

Exhibit
Number		Description of Exhibits

*10.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (attached hereto).
*10.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).
*10.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).
*10.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).
12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.
31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

Additional Exhibits.

      In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ROCK-TENN COMPANY

September 30, 2004
(In thousands)

		Charged to
	Balance At	Costs				Balance At
	Beginning	and				End of
Description	of Period	Expenses		Other	Deductions	Period
Year ended September 30, 2004:
Allowance for Doubtful Accounts, Returns	$5,475	$19,460		$—	$(18,504)	$6,431
Reserve for Facility Closures and Consolidation	170	3,392	(1)	—	(2,410)	1,152
Year ended September 30, 2003:
Allowance for Doubtful Accounts, Returns	6,847	12,674		432	(14,478)	5,475
Reserve for Facility Closures and Consolidation	3,935	(853	) (1)	—	(2,912)	170
Year ended September 30, 2002:
Allowance for Doubtful Accounts, Returns	5,208	15,082		—	(13,443)	6,847
Reserve for Facility Closures and Consolidation	2,191	4,263	(1)	—	(2,519)	3,935

(1)	We recorded this reserve in connection with plant closings and employee terminations, net of reversals of $0, $1,109, and $0 in fiscal 2004, 2003 and 2002, respectively.