Form 10-Q
period 2004-12-31
ROCK TENN CO
filed 2005-02-09
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 3, 2005

Class A Common Stock, $0.01 par value	35,869,252

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	December 31,	December 31,
	2004	2003

Net sales	$385,817	$366,110
Cost of goods sold	329,993	304,259

Gross profit	55,824	61,851
Selling, general and administrative expenses	46,458	48,101
Restructuring and other costs	476	105

Operating profit	8,890	13,645
Interest expense	(6,448)	(5,904)
Interest and other income	176	73
Income (loss) from unconsolidated joint venture	143	(50)
Minority interest in income of consolidated subsidiary	(865)	(886)

Income from continuing operations before income taxes	1,896	6,878
Provision for income taxes	1,414	2,712

Income from continuing operations	482	4,166
Income from discontinued operations (net of $4,713 income taxes)	—	7,713

Net income	$482	$11,879

Weighted average number of common and common equivalent shares outstanding	35,881	35,281

Basic earnings per share:
Income from continuing operations	$0.01	$0.12

Net income	$0.01	$0.34

Diluted earnings per share:
Income from continuing operations	$0.01	$0.12

Net income	$0.01	$0.34

Cash dividends per common share	$0.09	$0.085

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share And Per Share Data)

	December 31,	September 30,
	2004	2004

ASSETS

Current assets:
Cash and cash equivalents	$63,188	$56,891
Accounts receivable (net of allowances of $6,545 and $6,431)	154,970	177,378
Inventories	134,057	127,359
Other current assets	25,399	22,286
Current assets held for sale	804	1,526

Total current assets	378,418	385,440

Property, plant and equipment at cost:
Land and buildings	223,216	221,338
Machinery and equipment	959,039	955,315
Transportation equipment	9,024	9,034
Leasehold improvements	6,049	6,043

	1,197,328	1,191,730
Less accumulated depreciation and amortization	(647,460)	(638,927)

Net property, plant and equipment	549,868	552,803
Goodwill	298,810	297,060
Intangibles, net	17,745	19,014
Other assets	29,253	29,496

	$1,274,094	$1,283,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of debt	$78,116	$83,906
Current net fair value hedge adjustments resulting from terminated interest rate derivatives or swaps	1,401	2,148
Current net fair value hedge adjustments resulting from existing interest rate derivatives or swaps	(417)	(294)

Total current maturities of debt	79,100	85,760
Accounts payable	82,945	94,483
Accrued compensation and benefits	34,877	48,751
Other current liabilities	54,091	40,522

Total current liabilities	251,013	269,516

Long-term debt due after one year	381,496	381,694
Net fair value hedge adjustments resulting from terminated interest rate derivatives or swaps	18,514	19,087
Net fair value hedge adjustments resulting from existing interest rate derivatives or swaps	(3,509)	(2,480)

Total long-term debt, less current maturities	396,501	398,301
Deferred income taxes	86,529	84,947
Other long-term items	94,473	93,448

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 35,797,544 and 35,640,784 shares outstanding at December 31, 2004 and September 30, 2004, respectively	358	356
Capital in excess of par value	160,959	159,012
Deferred compensation	(3,395)	(3,795)
Retained earnings	318,818	321,557
Accumulated other comprehensive loss	(31,162)	(39,529)

Total shareholders’ equity	445,578	437,601

	$1,274,094	$1,283,813

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	December 31,	December 31,
	2004	2003

Operating activities:
Income from continuing operations	$482	$4,166
Items in income not affecting cash:
Depreciation and amortization	18,451	18,602
Deferred income taxes	1,177	(3,354)
Income tax benefit of employee stock options	125	188
Deferred compensation expense	400	281
(Gain) loss on disposal of plant and equipment and other, net	65	(448)
Loss on currency translation	383	34
Minority interest in income of consolidated subsidiary	865	886
(Income) loss from unconsolidated joint venture	(143)	50
Pension funding less than expense	3,349	4,416
Impairment loss and other non-cash charges	(857)	—
Change in operating assets and liabilities:
Accounts receivable	23,576	9,970
Inventories	(5,292)	(1,981)
Other assets	(3,469)	(6,162)
Accounts payable	(11,929)	(11,354)
Accrued liabilities	(4,794)	(2,128)

Cash provided by operating activities from continuing operations	22,389	13,166
Cash provided by operating activities from discontinued operations	—	531

Net cash provided by operating activities	22,389	13,697

Investing activities:
Capital expenditures	(10,174)	(15,421)
Cash paid for purchase of businesses, net of cash received	(75)	(1,060)
Cash contributed to joint venture	—	(100)
Proceeds from sale of property, plant and equipment	2,043	693

Cash used for investing activities from continuing operations	(8,206)	(15,888)
Cash provided by investing activities of discontinued operations	—	61,943

Net cash provided by (used for) investing activities	(8,206)	46,055

Financing activities:
Net repayments to revolving credit facilities	—	(3,500)
Repayments of debt	(6,104)	(9,107)
Debt issuance costs	(64)	—
Issuances of common stock	1,824	1,411
Cash dividends paid to shareholders	(3,222)	(2,978)
Distribution to minority interest	(525)	—

Cash used for financing activities	(8,091)	(14,174)
Effect of exchange rate changes on cash	205	207

Increase in cash and cash equivalents	6,297	45,785
Cash and cash equivalents at beginning of period	56,891	14,173

Cash and cash equivalents at end of period	$63,188	$59,958

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,001	$2,341
Interest, net of amounts capitalized	313	320

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended
	December 31,	December 31,
	2004	2003

Fair value of assets acquired including goodwill	$75	$1,060
Cash paid	75	1,060

Liabilities assumed	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended December 31, 2004
(Unaudited)

Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS.” We own 65% of RTS and conduct our interior packaging products business through RTS. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum plasterboard liner, which we do not consolidate for purposes of our financial statements. All references in the accompanying financial statements and Quarterly Report on Form 10-Q to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill. We exclude that data because the Aurora operation is materially different. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora recycled paperboard mill.

Note 1. Interim Financial Statements

Our independent auditors have not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2004 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2004 and 2003, our financial position at December 31, 2004 and September 30, 2004, and our cash flows for the three months ended December 31, 2004 and 2003.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “Fiscal 2004 Form 10-K”).

The results for three months ended December 31, 2004 are not necessarily indicative of results that may be expected for the full year.

We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.

Note 2. Summary of Significant Accounting Policies

For a discussion of our significant accounting policies, see “Note 1: Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of our Fiscal 2004 Form 10-K. As of the date hereof, there have been no significant developments with respect to significant accounting policies since September 30, 2004.

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

Note 3. New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (which we refer to as “SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (which we refer to as “SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (which we refer to as “APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. After the effective date, pro forma disclosure will no longer be an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which the entity would recognize compensation cost beginning with the effective date: (a) based on the requirements of SFAS 123(R) for all share-based payments to be granted or modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) the prior interim periods of the year of adoption.

We have not made a decision as to which method we will use to adopt SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, our adoption of SFAS 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial condition. We cannot predict the impact of our adoption of SFAS 123(R) at this time because it will depend on levels of share-based payments we grant in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in “Note 13 - Shareholders’ Equity” of our notes to consolidated financial statements in our Fiscal 2004 Form 10-K. The pro forma stock-based employee compensation expense was $2.7 million, $2.9 million, and $3.1 million, net of taxes, in fiscal 2004, 2003, and 2002, respectively. SFAS 123(R) will also require us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows we recognized in prior periods for such excess tax deductions were $0.4 million, $1.0 million, and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

In November 2004, the FASB released FASB Statement No, 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (which we refer to as “SFAS 151”). SFAS 151 is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with international accounting standards. SFAS 151 requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges. It also requires us to base our allocation of fixed production overheads to the costs of conversion on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect our adoption of SFAS 151 to have a material effect on our consolidated financial statements.

On December 15, 2004 the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (which we refer to as “SFAS 153”). SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard will require us to account for exchanges of productive assets at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). In addition, the Board decided to retain the guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (which we refer to as “APB 29”), for purposes of assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We cannot predict the impact of our adoption of SFAS 153 at this time because it will depend on whether we enter into nonmonetary transactions in the future.

Note 4. Comprehensive Income

The following were the components of comprehensive income (in thousands):

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income	$482	$11,879

Foreign currency translation adjustment, net of tax	8,131	6,056
Unrealized gain on derivative instruments, net of tax	236	295

Total other comprehensive income	8,367	6,351

Comprehensive income	$8,849	$18,230

The change in other comprehensive income was primarily due to the fluctuation in the Canadian/U.S. dollar exchange rate. The first quarter of fiscal 2005 was impacted as the exchange rate moved to 1.1995 at December 31, 2004 from 1.2614 at September 30, 2004. The first quarter of fiscal 2004 was impacted as the exchange rate moved to 1.2963 at December 31, 2003 from 1.3493 at September 30, 2003.

Note 5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	December 31,	December 31,
	2004	2003

Numerator:
Income from continuing operations	$482	$4,166
Income from discontinued operations, net of tax	—	7,713

Net income	$482	$11,879

Denominator:
Denominator for basic earnings per share - weighted average shares	35,318	34,711
Effect of dilutive stock options and restricted stock awards	563	570

Denominator for diluted earnings per share - weighted average shares and assumed conversions	35,881	35,281

Basic earnings per share:
Income from continuing operations	$0.01	$0.12
Income from discontinued operations, net of tax	—	0.22

Net income per share - basic	$0.01	$0.34

Diluted earnings per share:
Income from continuing operations	$0.01	$0.12
Income from discontinued operations, net of tax	—	0.22

Net income per share - diluted	$0.01	$0.34

Note 6. Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $0.5 million and $0.1 million for the first quarter of fiscal 2005 and 2004, respectively, as outlined below:

Fiscal 2005

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of operations for the three months ended December 31, 2004 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	December 31,
	2004	Charges	Payments	to Accrual	2004
Severance and other employee costs	$1,029	$785	$(590)	$(93)	$1,131
Other	123	—	—	(80)	43

Total Restructuring	$1,152	$785	$(590)	$(173)	$1,174

Adjustment to accrual (see table above)		(173)
Net property, plant and equipment (a)		(878)
Severance and other employee costs		268
Equipment and inventory relocation		181
Facility carrying costs		197
Tax restructuring project		59
Other		37

Total restructuring and other costs		$476

(a) “Net property plant and equipment” consists of: property, plant and equipment impairment losses and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Fiscal 2004

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of operations for the three months ended December 31, 2003 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment to	December 31,
	2003	Charges	Payments	Accrual	2003
Severance and other employee costs	$160	$—	$(118)	$—	$42
Other	10	—	(9)	—	1

Total Restructuring	$170	$—	$(127)	$—	$43

Net property, plant and equipment (a)		30
Severance and other employee costs		26
Equipment and inventory relocation		28
Facility carrying costs		20
Other		1

Total restructuring and other costs		$105

(a) “Net property plant and equipment” consists of: property, plant and equipment impairment losses and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Summary of Restructuring Initiatives

During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas, laminated paperboard facility. We consolidated the operations of this plant into other existing facilities. Except for equipment we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment from this facility to its estimated fair value less cost to sell. We have disposed of substantially all of the equipment from this facility and we have classified the facility as held for sale.

During the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri, laminated paperboard products facility effective March 31, 2004. We did not consolidate the majority of the sales of this operation into our remaining laminated facilities. Except for equipment we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment and the facility to its estimated fair value less cost to sell. We have classified the property, plant and equipment of this facility as held for sale. We have disposed of substantially all of the equipment from this facility, and we sold the facility in the first quarter of fiscal 2005.

During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois, facility. We did not consolidate the majority of the sales from these products lines into our other facilities. We recognized an impairment charge to reduce the carrying value of the equipment, consisting primarily of a laminator, to its estimated fair value less cost to sell. We have classified the equipment as held for sale.

During the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan, specialty recycled paperboard mill. A significant portion of the capacity of this facility supported the laminated paperboard products facilities that we closed during fiscal 2004. We shifted approximately one third of the volume of this facility to our remaining recycled paperboard facilities. Except for equipment we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment and facility to its estimated fair value.

During the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota, folding carton facility. We closed the facility in January 2005. We expect to shift a majority of the production to our other folding carton facilities. Except for equipment we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment to its estimated fair value less cost to sell. We have classified the assets as held and used at December 31, 2004.

During fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We expect to complete the reorganization process in fiscal 2005.

The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the current quarter, the fiscal year, and cumulatively since we announced the initiative, and that we expect to incur in the future (in thousands):

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying	Corp.
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Reorg.	Other	Total
Dallas, Paperboard	Current Qtr.	$(3)	$—	$—	$24	$—	$1	$22
	Fiscal 2005	(3)	—	—	24	—	1	22
	Cumulative	176	168	59	86	—	9	498
	Expected	176	168	59	186	—	34	623

Wright City,	Current Qtr.	(679)	(21)	—	27	—	(92)	(765)
Paperboard	Fiscal 2005	(679)	(21)	—	27	—	(92)	(765)
	Cumulative	5,873	614	181	184	—	273	7,125
	Expected	5,873	614	181	184	—	273	7,125

Aurora, Paperboard	Current Qtr.	(135)	(33)	—	—	—	5	(163)
	Fiscal 2005	(135)	(33)	—	—	—	5	(163)
	Cumulative	3,325	664	1	—	—	12	4,002
	Expected	3,325	689	1	—	—	37	4,052

Otsego, Paperboard	Current Qtr.	—	108	161	138	—	11	418
	Fiscal 2005	—	108	161	138	—	11	418
	Cumulative	14,521	1,793	301	296	—	64	16,975
	Expected	14,521	1,878	601	446	—	264	17,710

St. Paul, Packaging	Current Qtr.	—	903	13	—	—	—	916
Products	Fiscal 2005	—	903	13	—	—	—	916
	Cumulative	2,303	1,532	43	—	—	—	3,878
	Expected	2,303	1,916	360	—	—	350	4,929

Corporate	Current Qtr.	—	—	—	—	59	—	59
Reorganization,	Fiscal 2005	—	—	—	—	59	—	59
Corporate	Cumulative	—	—	—	—	1,197	—	1,197
	Expected	—	—	—	—	1,318	—	1,318

Other	Current Qtr.	(61)	3	7	8	—	32	(11)
	Fiscal 2005	(61)	3	7	8	—	32	(11)

Totals	Current Qtr.	$(878)	$960	$181	$197	$59	$(43)	$476
	Fiscal Year	(878)	960	181	197	59	(43)	476
	Cumulative	26,198	4,771	585	566	1,197	358	33,675
	Expected	26,198	5,265	1,202	816	1,318	958	35,757

(a) “Net property plant and equipment” consists of: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Note 7. Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in January 2003 when we purchased Groupe Cartem Wilco (which we refer to as “Cartem Wilco”). We received cash proceeds of $59.0 million from the plastic packaging division transaction. Income from discontinued operations, net of tax, was $7.7 million in the first quarter of fiscal 2004, primarily as a result of the gain recorded on the sale of the plastic packaging division. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements of operations for all periods presented.

Note 8. Tax Provision

The tax provision is in excess of our normal provision primarily due to adjustment of $0.6 million related to our acquisition of the Athens, Alabama, corrugated sheet stock manufacturing facility (which we refer to as our “Athens corrugator”). We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004.

Note 9. Stock Option Plans

We have elected to follow APB 25 and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we generally recognize no compensation expense.

SFAS 123 requires disclosure of pro forma information regarding net income and earnings per share. SFAS 123 also requires that we determine the information as if we had accounted for our employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. We estimated, at the date of grant, the fair values for the options we granted subsequent to September 30, 1995, using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	December 31,	December 31,
	2004	2003

Expected Term in Years	7	7
Expected Volatility	43.9%	45.7%
Risk-Free Interest Rate	2.2%	1.0%
Dividend Yield	2.3%	2.1%

	Three Months Ended
	December 31,	December 31,
	2004	2003

Net income, as reported	$482	$11,879
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(634)	(522)

Pro forma net income (loss)	$(152)	$11,357

Earnings per share:
Basic — as reported	$0.01	$0.34

Basic — pro forma	$0.00	$0.33

Diluted — as reported	$0.01	$0.34

Diluted — pro forma	$0.00	$0.32

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

Inventories were as follows (in thousands):

	December 31,	September 30,
	2004	2004
Finished goods and work in process	$100,700	$97,139
Raw materials	46,649	42,437
Supplies	15,828	14,976

Inventories at FIFO cost	163,177	154,552
LIFO reserve	(29,120)	(27,193)

Net inventories	$134,057	$127,359

Note 11. Debt

The following were individual components of debt (in thousands):

	December 31,	September 30,
	2004	2004
Face value of 5.625% notes, due March 2013, net of unamortized discount of $207 and $213 (a)	$99,793	$99,787
Net fair value hedge adjustments resulting from terminated interest rate derivatives or swaps	4,157	4,263
Net fair value hedge adjustments resulting from existing interest rate derivatives or swaps	(1,474)	(1,357)

	102,476	102,693
Face value of 8.20% notes, due August 2011, net of unamortized discount of $450 and $467 (b)	249,550	249,533
Net fair value hedge adjustments resulting from terminated interest rate derivatives or swaps	14,357	14,824
Net fair value hedge adjustments resulting from existing interest rate derivatives or swaps	(2,035)	(1,123)

	261,872	263,234
Face value of 7.25% notes, due August 2005, net of unamortized discount of $6 and $9(c)	77,494	83,491
Net fair value hedge adjustments resulting from terminated interest rate derivatives or swaps	1,401	2,148
Net fair value hedge adjustments resulting from existing interest rate derivatives or swaps	(417)	(294)

	78,478	85,345
Asset securitization facility(d)	—	—
Industrial development revenue bonds, bearing interest at variable rates (3.19% at December 31, 2004, and 2.90% at September 30, 2004), due through October 2036 (e)	30,120	30,120
Revolving credit facility(f)	—	—
Other notes	2,655	2,669

	475,601	484,061
Less current maturities of debt	79,100	85,760

Long-term debt due after one year	$396,501	$398,301

The following were the aggregate components of debt (in thousands):

	December 31,	September 30,
	2004	2004
Face value of debt instruments net of unamortized discount	$459,612	$465,600
Net fair value hedge adjustments resulting from terminated interest rate derivatives or swaps	19,915	21,235
Net fair value hedge adjustments resulting from existing interest rate derivatives or swaps	(3,926)	(2,774)

	$475,601	$484,061

(a)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (which we refer to as the “2013 Notes”). The 2013 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2013 Notes are unsubordinated, unsecured obligations. The indenture related to the 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the 2013 Notes is approximately 5.744%.

(b)	In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (which we refer to as the “2011 Notes”). The 2011 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2011 Notes are unsubordinated, unsecured obligations. The indenture related to the 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We issued the 2011 Notes at a discount of $0.7 million, which we are amortizing over the term of the 2011 Notes. We are also amortizing debt issuance costs of approximately $2.1 million over the term of the 2011 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the 2011 Notes is approximately 8.31%.

(c)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005 (which we refer to as the “2005 Notes”). The 2005 Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The 2005 Notes are unsubordinated, unsecured obligations. The indenture related to the 2005 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.9 million over the term of the 2005 Notes. In May 1995, we entered into an interest rate adjustment transaction in order to effectively fix the interest rate on the 2005 Notes subsequently issued in August 1995. We are also amortizing the costs associated with the interest rate adjustment transaction of $1.5 million over the term of the 2005 Notes. Giving effect to the amortization of the original issue discount, the debt issuance costs and the costs associated with the interest rate adjustment transaction, the effective interest rate on the 2005 Notes is approximately 7.51%. During the first quarter of fiscal 2005, we purchased $6.0 million of our 2005 Notes at an average price of 103.1% of par value, or $0.18 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.6% of par value, or $0.1 million over par value.

(d)	We maintain a $75.0 million receivables-backed financing transaction (which we refer to as the “Asset Securitization Facility”). A bank provides a back-up liquidity facility. The borrowing rate, which consists of a daily commercial paper rate plus a fee for the used portion of the facility, was 2.69% as of December 31, 2004. The borrowing rate at September 30, 2004 was 2.17%. Both the Asset Securitization Facility and the back-up liquidity facility are 364-day vehicles. Our Asset Securitization Facility is scheduled to expire on March 28, 2005. Borrowing availability under this facility, which is based on the eligible underlying secured assets as of December 31, 2004, was approximately $66 million.

(e)	Payments of principal and interest on these industrial development revenue bonds are guaranteed by a letter of credit issued by a bank. Restrictive covenants similar to those described in note (f) below exist under the terms of the letter of credit agreements. These bonds are remarketed periodically based on the interest rate period selected by us. In the event these bonds cannot be remarketed, the bank has agreed to extend long-term financing to us in an amount sufficient to retire the bonds. These bonds are secured by the underlying assets.

(f)	We maintain a revolving credit facility, which is provided by a syndicate of banks, in the amount of $75.0 million. The facility is scheduled to expire on June 30, 2006. At December 31, 2004 due to the restrictive covenants on the revolving credit facility, maximum available borrowings under this facility were approximately $36 million assuming no outstanding balance under our Asset Securitization Facility. Combined borrowing availability under the Asset Securitization Facility and the revolving credit facility was approximately $36 million as of December 31, 2004, unless the entire borrowing was under the Asset Securitization Facility, in which event it was approximately $66 million as of that date. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the ratio of our consolidated funded debt to a financial measure that is referred to as EBITDA in the documentation for our revolving credit facility and is calculated based on earnings before interest, taxes, depreciation and amortization less special items. The overnight borrowing rate plus credit spread, and facility fee at December 31, 2004, were 3.435% and 0.25%, respectively. The overnight borrowing rate plus credit spread, and facility fee at September 30, 2004, were 3.065% and 0.25%, respectively. The agreements covering this facility include restrictive covenants regarding the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. We are in compliance with these restrictions.

Three of our Canadian subsidiaries have revolving credit facilities with Canadian banks. The facilities provide borrowing availability of up to $10.0 million Canadian, and can be renewed on an annual basis. As of December 31, 2004 and September 30, 2004, there were no amounts outstanding under these facilities.

Note 12. Retirement Plans

The following table represents a summary of the components of net pension cost (in thousands):

	Three Months Ended
	December 31,	December 31,
	2004	2003

Service cost	$2,055	$2,291
Interest cost	4,264	4,334
Expected return on plan assets	(4,668)	(4,080)
Amortization of prior service cost	(188)	12
Amortization of net loss	1,822	1,641
Pension curtailment	(58)	—

Company defined benefit plan expense	3,227	4,198
Multi-employer plans for collective bargaining employees	124	101

Net pension cost	$3,351	$4,299

During the three months ended December 31, 2004 and December 31, 2003, we made no contributions to our five defined benefit pension plans. We anticipate contributing approximately $12 to $16 million to these plans in fiscal 2005.

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

We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows. See “Business - Forward-Looking Information and Risk Factors.”

We estimate that we will spend less than $0.7 million for capital expenditures during fiscal year 2005 in connection with matters relating to environmental compliance. It may also be necessary to upgrade wastewater treatment equipment at one of our facilities during the next two years at a cost of approximately $0.1 million. Additionally, to comply with emissions regulations under the Clean Air Act, we expect to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate will be approximately $2.0 to $3.0 million. We anticipate that we will incur those costs within the next three years.

We have been identified as a potentially responsible party (which we refer to as a “PRP”) at nine active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these nine sites:

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

We can make no assessment of any potential for our liability with respect to any of these sites. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any of these sites and that the remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. If any party brings an environmental claim or action against us involving any such site, we intend to assert claims for indemnification in connection with that site. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, that any amounts paid pursuant to the indemnification rights will be sufficient to cover all costs and expenses.

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

Seven Hills Arbitration

We have agreed with Lafarge North America, Inc. (which we refer to as “Lafarge”), our partner in our Seven Hills joint venture (which we refer to as “Seven Hills”), to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine certain amounts that we are entitled to recover from Seven Hills for certain services that we rendered to Seven Hills. The arbitration commenced during the second quarter of fiscal 2005. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially adversely affect our financial results.

Insurance Placed with Kemper

During fiscal years 1985 through 2002, Kemper Insurance Companies/Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. We believe the range of our liability is between approximately $0 and $4 million and we are unable to estimate the liability because of the factors described above. If Kemper is ultimately unable to pay such liabilities, there can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.

Note 14. Segment Information

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

	Three Months Ended
	December 31,	December 31,
	2004	2003

Net sales (aggregate):
Packaging Products	$221,764	$208,875
Merchandising Displays and Corrugated Packaging	79,510	73,518
Paperboard	128,703	128,262

Total	$429,977	$410,655

Less net sales (intersegment):
Packaging Products	$(811)	$(966)
Merchandising Displays and Corrugated Packaging	(1,169)	(1,084)
Paperboard	(42,180)	(42,495)

Total	$(44,160)	$(44,545)

Net sales (unaffiliated customers):
Packaging Products	$220,953	$207,909
Merchandising Displays and Corrugated Packaging	78,341	72,434
Paperboard	86,523	85,767

Total	$385,817	$366,110

Segment income:
Packaging Products	$5,274	$7,037
Merchandising Displays and Corrugated Packaging	2,688	5,932
Paperboard	4,354	3,130

Total segment income	12,316	16,099

Restructuring and other costs	(476)	(105)
Other non-allocated expenses	(2,807)	(2,399)
Interest expense	(6,448)	(5,904)
Interest and other income	176	73
Minority interest in income of consolidated subsidiary	(865)	(886)

Income from continuing operations before income taxes	$1,896	$6,878

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2004 Form 10-K which we filed with the SEC on December 14, 2004. The table in Note 14 to the condensed consolidated financial statements shows certain operating data for our three industry segments.

Overview

During the first quarter of fiscal 2005, net sales increased in each of our segments. Overall, net sales increased 5.4% compared to the first quarter of fiscal 2004 primarily due to increased volume in our Packaging Products segment, corrugated packaging division, and recycled fiber division, and higher average paperboard prices in our paperboard division. Increased Paperboard segment income was offset by lower segment income in the Packaging Products segment and Merchandising Displays and Corrugated Packaging segment.

In our Packaging Products segment, folding carton division net sales increased 6.5% compared to the first quarter of last year due to volume growth with existing customers. In the current margin environment for our folding carton division, competitive pricing pressure continues to offset the contribution from increased volume. We expect competitive pricing pressures to continue during fiscal 2005. The strong growth in folding carton sales and the high capacity at which some of our folding carton facilities operated has created inefficiencies at some of our operations. We expect to address these inefficiencies during fiscal 2005, in part by adding printing capacity and in part by reducing sales to our lower margin accounts. Based on our current expectations, which are affected by the announced closure of our St. Paul, Minnesota, facility, we may see a modest decline in folding carton sales in fiscal 2005. Further, the closure will have an impact on our results while we wind down the operations of the St. Paul facility. First quarter operating income in fiscal 2005 was reduced by increased material costs and $1.3 million of pre-tax operating loss at the St. Paul facility. We closed the facility in January 2005 and expect a small loss for these activities in the second quarter of fiscal 2005. Net sales in our interior packaging division increased 4.5% during the first quarter of fiscal 2005 compared to the same period last year due to a combination of higher prices and increased volume.

In our Merchandising Displays and Corrugated Packaging segment, our corrugated packaging division net sales increased 50.1% compared to the first quarter of last year primarily due to a combination of higher selling prices and increased volume primarily from our acquisition of the Athens corrugator in August 2004. Net sales of merchandising displays decreased by 5.3% during these same periods due to weaker than expected sales throughout the quarter. The display business can be very weak in the December quarter, although this has not always been the case. Sales in the current quarter decreased, in part, due to an absence of significant new product launches scheduled during the quarter. The market for merchandising displays also continues to reflect price competitiveness through more frequent bidding for business and increased demand for lower cost displays with more economical designs. Operating income at the merchandising displays division decreased due to decreased sales levels that resulted in poor coverage of our fixed costs, a change in product mix, and increased material costs, primarily for permanent displays.

Our Paperboard segment net sales were relatively flat during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. In our paperboard division, average paperboard prices were up $45 a ton compared to the same period last year, which more than offset the $34 a ton cost increase for recycled fiber, energy, chemicals and freight during the same period. The price increases we announced last year are allowing us to begin recovering the cost increases we have been absorbing. The effect of the price increases during the quarter was partially offset by a decrease in tons shipped by our clay-coated and specialty paperboard mills, due to seasonal weakness and the closure of our Otsego, Michigan, specialty recycled paperboard mill. Despite that decrease, the overall operating rate for our recycled paperboard mills remained relatively constant at 92% compared to the first quarter of fiscal 2004. Laminated paperboard operation net sales declined primarily due to the actions we took in fiscal 2003 and 2004 to exit operations that were no longer cash flow positive. Our laminated paperboard operations continued to experience competitive pricing and a decrease in demand for our products by customers in the ready-to-assemble furniture and book and binder industries, which to date have been our primary laminated paperboard products markets. Net sales in our recycled fiber division increased 44.9% due to a combination of increased fiber prices and higher volumes.

We are preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and the PCAOB (which we refer to collectively as the “Section 404 Rules”). So that management will be prepared to deliver the report required by the Section 404 Rules in our annual report on Form 10-K for the fiscal year ended September 30, 2005, management is engaged in an ongoing process of evaluating and improving our internal control over financial reporting. These efforts continue to require that we commit significant financial and managerial resources. We currently estimate we will spend approximately $1 million dollars during fiscal 2005 on external resources with respect to these efforts.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2004	$366.1	$400.0	$397.3	$417.9	$1,581.3
2005	$385.8	—	—	—	—
% Change	5.4%	—	—	—	—

Net sales increased in each of our segments for the quarter ended December 31, 2004 compared to the comparable prior year quarter. The increased net sales were due primarily to increased volume in our folding carton division, increased volume in our corrugated packaging division primarily due to our acquisition of the Athens corrugator, and paperboard price increases.

We have provided further information regarding factors that impacted net sales in the segment discussions included below under the heading “Results of Operations (Segment Data).”

Cost of Goods Sold

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2004	$304.3	$331.8	$331.4	$343.4	$1,310.9
(% of Net Sales)	83.1%	82.9%	83.4%	82.2%	82.9%
2005	$330.0	—	—	—	—
(% of Net Sales)	85.5%	—	—	—	—

We experienced cost increases across our businesses for the quarter ended December 31, 2004, compared to the comparable prior year quarter. Increased costs for fiber, energy, chemicals and freight at our recycled paperboard mills aggregated to $8.4 million. The shift in product mix to more permanent displays in our merchandising displays division also increased our cost of goods sold as a percentage of sales. Energy costs continued to be driven by higher natural gas prices. The increase in freight is primarily due to increased volumes associated with our increased net sales, increased fuel surcharges, tight freight capacity and longer shipping routes.

Across our businesses we had cost increases for many of our inventory items. Compared to the prior year quarter, we also experienced increased group insurance of $1.2 million and increased freight expenses of $1.1 million, excluding the amount included in the recycled paperboard freight costs referred to above. We have foreign currency transaction risk primarily due to our operations in Canada. The impact in the first quarter of fiscal 2005 compared to the prior year quarter increased costs of goods sold by $0.3 million. Partially offsetting the cost increases for the quarter ended December 31, 2004, were decreased pension expense of approximately $0.7 million, decreased direct labor costs of $0.4 million due to net efficiency gains in our operations, and decreased maintenance and repair expenses of $0.4 million.

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

	Three months ended December 31,
	2004		2003
(In Millions)	LIFO	FIFO	LIFO	FIFO

Cost of goods sold	$330.0	$328.1	$304.3	$303.7
Net income	0.5	1.7	11.9	12.2

Gross Profit

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2004	$61.9	$68.2	$65.8	$74.4	$270.3
(% of Net Sales)	16.9%	17.1%	16.6%	17.8%	17.1%
2005	$55.8	—	—	—	—
(% of Net Sales)	14.5%	—	—	—	—

For a discussion of factors that impacted our gross profit, see the discussion included above and below under the headings “Results of Operations (Consolidated) — Net Sales (Unaffiliated Customers),” “Results of Operations (Consolidated) — Cost of Goods Sold” and “Results of Operations (Segment Data).”

Selling, General and Administrative Expenses

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2004	$48.1	$51.3	$48.6	$51.4	$199.4
(% of Net Sales)	13.1%	12.8%	12.2%	12.3	12.6%
2005	$46.5	—	—	—	—
(% of Net Sales)	12.0%	—	—	—	—

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the quarter ended December 31, 2004, compared to the same quarter last year primarily due to our focus on reducing our costs, which did not increase proportionately with our sales during the first quarter of fiscal 2005. Commission expense decreased $0.6 million due to both decreased sales of merchandising displays and the mix of commissionable sales in our businesses. Employee bonus expense decreased approximately $0.6 million, primarily in our merchandising displays division where operating income was less than applicable bonus targets. Bad debt expense decreased $0.5 million compared to the prior year quarter resulting from lower total exposure to and improvements in the credit quality of several customers. Pension expense decreased $0.3 million.

Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $0.5 million and $0.1 million for the first quarter of fiscal 2005 and 2004, respectively.

During the first quarter of fiscal 2005, we incurred approximately $0.5 million in restructuring and other costs from previously announced closures. We received proceeds of $1.5 million from the sale of our previously closed Wright City, Missouri, laminated paperboard converting facility and reduced the previously recorded impairment charge by $0.7 million to record the property at fair value less cost to sell. We incurred expenses of $0.9 million for our previously announced St. Paul, Minnesota, folding carton facility that was closed January 2005. The expenses were primarily for severance and other employee costs. At our previously closed Otsego, Michigan, recycled paperboard mill we incurred expenses of $0.4 million, consisting primarily of equipment removal and relocation expense of $0.2 million and carrying costs of $0.1 million. We also incurred a variety of other miscellaneous charges and accrual adjustments that aggregated to income of $0.1 million.

We expect to incur future restructuring and other costs of $2.1 million related to our previously announced restructuring initiatives. We identify these expected costs and historical costs related to these initiatives in “Note 6. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Unconsolidated Joint Venture

During the quarter ended December 31, 2004, our Seven Hills joint venture reported income of $0.1 million compared to a $0.1 million loss for the same quarter last year. Seven Hills is structured so that we earn our primary income in fees paid by Seven Hills to our paperboard division, which we record in our Paperboard segment income. We calculate the gains and losses that we recognize from Seven Hills based upon how it performs versus benchmark performance standards that are set forth in the joint venture agreement. The favorable increase compared to the prior year quarter was due to increased production levels and operational efficiencies in the current year quarter.

We have agreed with Lafarge, our partner in the Seven Hills joint venture, to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002. The arbitration will also determine certain amounts that we are entitled to recover from Seven Hills for certain services that we rendered to Seven Hills. The arbitration commenced during the second quarter of fiscal 2005. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially adversely affect our financial results.

Interest Expense

Interest expense for the quarter ended December 31, 2004 increased 9.2% to $6.4 million from $5.9 million for the same quarter last year. The increase was primarily attributable to increased interest rates, net of swaps, which we believe increased interest expense by $1.0 million. This increase in rates was partially offset by a decrease in our average outstanding borrowings, which we believe lowered interest expense by approximately $0.5 million.

Provision for Income Taxes

We recorded income tax expense of $1.4 million for the quarter ended December 31, 2004, compared to income tax expense of $2.7 million for the quarter ended December 31, 2003. The tax provision is in excess of our normal provision primarily due to adjustment of $0.6 million related to Athens corrugator acquisition. Due to this adjustment, our effective income tax rate is not comparable to our 39.4% effective income tax rate for the first quarter of fiscal 2004. We estimate that the annual marginal effective income tax rate as of the quarter ended December 31, 2004, was approximately 38%.

Discontinued Operations

In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the acquisition of Cartem Wilco in January 2003. We received cash proceeds of $59.0 million from the plastic packaging division transaction. Income from discontinued operations, net of tax, was $7.7 million in the first quarter of fiscal 2004, primarily as a result of the gain recorded on the sale of the plastic packaging division. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements of operations for all periods presented.

Net Income (Loss)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2004	$11.9	$2.9	$(3.7)	$6.5	$17.6
(% of Net Sales)	3.2%	0.7%	(0.9)%	1.6%	1.1%
2005	$0.5	—	—	—	—
(% of Net Sales)	0.1%	—	—	—	—

Net income in the first quarter of fiscal 2005 and 2004 included pre-tax restructuring and other costs of $0.5 million and $0.1 million, respectively. The first quarter of fiscal 2004 included income from discontinued operations of $7.7 million from the sale of our plastic packaging division. For a discussion of factors that impacted our restructuring and other costs, see the disclosure included under the headings “Results of Operations (Consolidated) – Restructuring and Other Costs.”

Earnings Per Common and Common Equivalent Share

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year

2004	$0.34	$0.08	$(0.11)	$0.18	$0.50
2005	$0.01

For a discussion of factors that impacted our earnings per common and common equivalent dollars per share, see the disclosure included above under the headings “Results of Operations (Consolidated) – Net Income.”

Results of Operations (Segment Data)

Packaging Products Segment (Aggregate before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$208.9	$7.0	3.4%
Second Quarter	231.7	10.2	4.4
Third Quarter	231.6	11.8	5.1
Fourth Quarter	235.9	9.0	3.8

Fiscal 2004	$908.1	$38.0	4.2%

First Quarter Fiscal 2005	$221.8	$5.3	2.4%

Net Sales (Packaging Products Segment)

The 6.2% increase in net sales for the Packaging Products segment for the quarter ended December 31, 2004, compared to the prior year quarter was primarily due to a 6.5% increase in folding carton net sales that resulted primarily from strong organic sales growth. Competitive pricing pressure continues to significantly reduce the contribution from increased volume. A combination of higher prices and increased volume resulted in a 4.5% increase in interior packaging net sales during the first quarter of fiscal 2005 compared to the same period last year.

Operating Income (Packaging Products Segment)

Operating income attributable to the Packaging Products segment for the quarter ended December 31, 2004, decreased 25.1% compared to the prior year quarter. The decrease in operating income for the segment was primarily due to increased material costs and a $1.3 million pre-tax operating loss at our St. Paul, Minnesota, folding carton plant we incurred as we prepared to close the facility in January 2005, and some continuing operating inefficiencies in our folding carton division that result from strong sales growth and high operating rates. We also have foreign currency transaction risk due to our packaging products operations in Canada. The impact for the quarter ended December 31, 2004, compared to the same period last year increased costs of goods sold by $0.3 million. Additionally, operating income for the segment was decreased by increased freight expense of $0.8 million, primarily due to increased volumes and increased fuel surcharges and increased group insurance expense of $0.7 million. Partially offsetting those costs were a $0.4 million decrease in bad debt expense due to a change in the credit quality of several customers, decreased pension expense of $0.4 million, decreased sales commissions of $0.3 million due to the mix of commissionable sales, decreased workers’ compensation expense of $0.2 million, and decreased intangible asset amortization of $0.2 million.

Merchandising Displays and Corrugated Packaging Segment (Aggregate before Intersegment Eliminations)

	Net Sales	Operating	Return on
	(Aggregate)	Income	Sales
	(In millions, except percentages)
First Quarter	$73.5	$5.9	8.1%
Second Quarter	77.5	7.5	9.7
Third Quarter	75.8	6.1	8.0
Fourth Quarter	91.5	9.6	10.4

Fiscal 2004	$318.3	$29.1	9.1%

First Quarter Fiscal 2005	$79.5	$2.7	3.4%

Net Sales (Merchandising Displays and Corrugated Packaging Segment)

The 8.2% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the quarter ended December 31, 2004 compared to the prior year quarter resulted primarily from a 50.1% increase in net sales at our corrugated packaging division primarily due to a combination of higher selling prices and increased volume primarily from our acquisition of the Athens corrugator in August 2004. The net sales attributable to the acquisition accounted for $6.4 million of the $9.0 million increase. Net sales of merchandising displays decreased by 5.3% during the same period due to the competitive market conditions discussed above under the heading “Overview.”

Operating Income (Merchandising Displays and Corrugated Packaging Segment)

Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the quarter ended December 31, 2004, decreased 54.7% compared to the prior year quarter. Operating income decreased primarily as a result of weaker than expected sales of merchandising displays, increased material costs (primarily for permanent displays), and a pre-tax loss of $0.4 million at our newly acquired Athens corrugator, which we continue to integrate into our operations. Operating income in the segment was improved by decreased employee bonus expense of $0.4 million, primarily in our merchandising displays division where operating income was less than applicable bonus targets, decreased bad debt expense of $0.2 million due to a change in the credit quality of several customers, decreased pension expense of $0.2 million, and decreased sales commissions of $0.3 million due to the reduction in net sales. Operating income for the segment was decreased by increased freight expense of $0.5 million, primarily due to increased fuel surcharges, and increased group insurance expense of $0.2 million.

Paperboard Segment (Aggregate before Intersegment Eliminations)

				Coated and	Average
				Specialty	Coated and			Weighted
				Recycled	Specialty		Average	Average
				Paperboard	Recycled	Corrugated	Corrugated	Recovered
	Net Sales	Operating		Tons	Paperboard	Medium Tons	Medium	Paper
	(Aggregate)	Income	Return	Shipped (a)	Price (a)	Shipped	Price	Cost
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)
First Quarter	$128.3	$3.1	2.4%	230.7	$440	43.9	$331	$86
Second Quarter	136.1	2.4	1.7	248.8	439	42.9	341	94
Third Quarter	138.6	2.6	1.9	248.0	456	44.7	350	107
Fourth Quarter	136.9	7.6	5.6	224.9	470	46.1	383	105

Fiscal 2004	$539.9	$15.7	2.9%	952.4	$451	177.6	$352	$98

First Quarter Fiscal 2005	$128.7	$4.4	3.4%	210.6	$482	42.7	$394	$102

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

Net Sales (Paperboard Segment)

Our Paperboard segment net sales in the first quarter of fiscal 2005 were relatively flat compared to the first quarter of fiscal 2004. In our paperboard division, average paperboard prices were up $45 a ton compared to the same period last year. Paperboard tons shipped in the first quarter of fiscal 2005 for the segment decreased to 253,257 tons from 274,590 tons shipped in the same quarter last year, a 7.8% decrease. The decrease is primarily due to the previously announced shutdown of our Otsego, Michigan, mill that accounted for 8.7% of the tons in the first quarter of fiscal 2004. Laminated paperboard operation net sales declined primarily due to the actions we took in fiscal 2003 and 2004 to exit operations that were no longer cash flow positive. Our laminated paperboard operations continued to experience competitive pricing and a decrease in demand for our ready-to-assemble furniture as well as book and binder products. Net sales in our recycled fiber division increased 44.9% due to a combination of increased fiber prices and higher volumes.

Operating Income (Paperboard Segment)

Operating income attributable to the Paperboard segment for the quarter ended December 31, 2004, increased 39.1% compared to the prior year quarter despite the relatively flat net sales discussed above. In our paperboard division, increased average paperboard selling prices ($45 a ton) more than offset the increased aggregate cost of recycled fiber, energy, chemical and freight ($34 a ton) during the same period as announced price increases allowed us to begin recovering the cost increases we have been absorbing. Our recycled paperboard mills operated at 92% of capacity in both the first quarter of fiscal 2005 and 2004. Operating income in our recycled fiber division increased 153.0% due primarily to increased fiber prices and volume, as described above. Operating income in the segment also reflected the elimination of losses at the laminated paperboard products operations that we closed during fiscal 2003 and 2004 and at our Otsego, Michigan, specialty recycled paperboard mill that we closed in fiscal 2004.

In our recycled paperboard mills, increased average selling price ($11.2 million) was partially offset by higher fiber costs ($4.1 million), increased energy costs ($1.8 million), increased chemicals costs ($0.2 million), and increased freight costs ($2.3 million). Operating income in the segment was improved by decreased pension expense of $0.4 million, and reduced SG&A salaries due to the paperboard division consolidation performed last year. Partially offsetting those reductions was increased group insurance expense of $0.4 million.

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

Cash and cash equivalents at December 31, 2004, was $63.2 million compared to $56.9 million at September 30, 2004, an increase of $6.3 million. Our debt balance at December 31, 2004, was $475.6 million compared to $484.1 million on September 30, 2004, a decrease of $8.5 million. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein, which includes the components of debt. We have a revolving credit facility under which we have aggregate borrowing capacity of $75.0 million through June 30, 2006. At December 31, 2004 due to the restrictive covenants on the revolving credit facility, maximum available borrowings under this facility were approximately $36 million assuming no outstanding balance under our Asset Securitization Facility. We also have a 364-day receivables-backed Asset Securitization Facility under which we have aggregate borrowing capacity of $75.0 million through March 28, 2005. We are currently reviewing our plans with respect to the renewal or replacement of this facility. We expect to have a renewal or replacement facility in place by March 28, 2005. Borrowing availability under this facility, which is based on the eligible underlying secured assets as of December 31, 2004, was approximately $66 million. Combined borrowing available under the Asset Securitization Facility and the revolving credit facility was approximately $36 million as of December 31, 2004, unless the entire borrowing was under the Asset Securitization Facility, in which event it was approximately $66 million as of that date. At December 31, 2004 and September 30, 2004, we had no borrowings under our Asset Securitization Facility or the revolving credit facility.

Net cash provided by operating activities during the first quarter of fiscal 2005 was $22.4 million compared to $13.7 million for the first quarter of fiscal 2004. Net cash provided by operating activities increased over the same period last year primarily due to a reduction in accounts receivable.

Net cash used for investing activities during the first quarter was $8.2 million for fiscal 2005, compared to net cash provided by investing activities of $46.1 million in the same period last year. In the first quarter of fiscal 2005, the net cash used consisted primarily of $10.2 million of capital expenditures that were partially offset by proceeds of $1.5 million for our previously closed Wright City, Missouri, laminated paperboard converting facility. In the first quarter of fiscal 2004, the net cash provided by investing activities consisted primarily of $59.0 million that we received from the sale of the plastic packaging products division, and $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities, and were partially offset by $15.4 million of capital expenditures.

Net cash used for financing activities during the first quarter of fiscal 2005 was $8.1 million compared to $14.2 million for the first quarter of fiscal 2004. In the first quarter of fiscal 2005, net cash used for financing activities consisted primarily of repayments of debt, cash dividend payments to shareholders, and distributions to the minority interest partner in our RTS joint venture, partially offset by the issuance of our Class A common stock, $0.01 par value, (which we refer to as “Common Stock”). In the first quarter of fiscal 2004, net cash used for financing activities consisted primarily of net repayments of debt and cash dividend payments to shareholders, partially offset by the issuance of Common Stock.

We estimate that our capital expenditures will aggregate approximately $50 to $55 million in fiscal 2005. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, building expansions and improvements, including growth capital focused on our folding carton business, and maintenance capital. We believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2005 could be higher than currently anticipated.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, working capital needs, and repayments of the current portion of long term debt for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and receivables-backed asset securitization facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

Contractual Obligations

     We summarize in the following table our enforceable and legally binding purchase obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table (in millions). For a discussion of our other contractual obligations at September 30, 2004, see the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” in our Fiscal 2004 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, these other obligations have not changed materially since September 30, 2004.

	Payments Due by Period
			Fiscal	Fiscal
Contractual Obligations	Total	Fiscal 2005	2006 & 2007	2008 & 2009	Thereafter

Purchase obligations (a) (b)	$133.0	$51.3	$67.8	$13.9	$—

(a) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b) Under the terms of the joint venture agreement, Lafarge has the option to terminate the joint venture and put to us, at an amount determined by a formula, its interest in Seven Hills at any time on March 29, 2007, and annually thereafter, by delivering two years’ prior notice. If Lafarge were to elect to exercise its right to put to us its ownership interest in Seven Hills effective on March 29th of any year beginning in 2007, the purchase price would be less than 40% of Lafarge’s equity currently invested in the operation. We have included an estimation of this contingent obligation in the table above under the column “Fiscal 2006 & 2007” based on financial information available to us as of December 31, 2004.

New Accounting Standards

See Note 3 of the condensed consolidated financial statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Forward-Looking Statements

Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, our expectations regarding the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; expectations regarding our entering into amended or new credit facilities; expectations regarding ongoing litigation or other dispute resolution proceedings, including the timing and outcome of such proceedings; expectations regarding the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, difficult margin environment, competitive pricing pressures, cost increases, more frequent bidding for business, customer turnover and demand for lower cost products, as well as the impact and continuation of such factors;

estimations regarding our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; expectations regarding pension plan contributions and expense, funding requirements and earnings; expectations regarding environmental law liability as well as the expected impact of related compliance efforts, including the anticipated cost of required improvements and the availability of certain indemnification claims; estimated capital expenditures for fiscal 2005; the cost of complying with governmental regulations, including the Section 404 Rules; estimated income tax rates; our ability to fund capital expenditures, interest payments, stock repurchases, dividends and working capital needs for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our ability to support higher levels of capital expenditures under certain circumstances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; year-end inventory levels and costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are currently dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business - Forward-Looking Information and Risk Factors” in our Fiscal 2004 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2004 Form 10-K. There have been no significant developments with respect to exposures to market risk.

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

PART II: OTHER INFORMATION

Item 6. EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date: February 9, 2005	By:	/s/ Steven C. Voorhees

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