Form 10-Q
period 2005-03-31
Rock-Tenn CO
filed 2005-05-10
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 4, 2005

Class A Common Stock, $0.01 par value	35,975,952

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net sales	$394,338	$400,000	$780,155	$766,110
Cost of goods sold	335,159	331,791	665,152	636,050

Gross profit	59,179	68,209	115,003	130,060
Selling, general and administrative expenses	48,509	51,296	94,967	99,397
Restructuring and other costs	2,724	5,643	3,200	5,748

Operating profit	7,946	11,270	16,836	24,915
Interest expense	(6,771)	(5,871)	(13,219)	(11,775)
Interest and other income (loss)	(76)	131	100	204
Income (loss) from unconsolidated joint venture	200	(83)	343	(133)
Minority interest in income of consolidated subsidiary	(703)	(590)	(1,568)	(1,476)

Income from continuing operations before income taxes	596	4,857	2,492	11,735
Provision for income taxes	356	1,848	1,770	4,560

Income from continuing operations	240	3,009	722	7,175
Income (loss) from discontinued operations (net of $(48) and $4,665 income taxes)	—	(99)	—	7,614

Net income	$240	$2,910	$722	$14,789

Weighted average number of common and common equivalent shares outstanding	35,879	35,312	35,887	35,305

Basic earnings per share:
Income from continuing operations	$0.01	$0.09	$0.02	$0.21

Net income	$0.01	$0.08	$0.02	$0.43

Diluted earnings per share:
Income from continuing operations	$0.01	$0.09	$0.02	$0.20

Net income	$0.01	$0.08	$0.02	$0.42

Cash dividends per common share	$0.09	$0.085	$0.18	$0.17

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Per Share Data)

	March 31,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$28,505	$28,661
Investment in marketable securities	31,230	28,230
Accounts receivable (net of allowances of $5,633 and $6,431)	161,299	177,378
Inventories	128,896	127,359
Other current assets	26,520	22,286
Current assets held for sale	427	1,526

Total current assets	376,877	385,440

Property, plant and equipment at cost:
Land and buildings	224,615	221,338
Machinery and equipment	957,047	955,315
Transportation equipment	9,019	9,034
Leasehold improvements	6,045	6,043

	1,196,726	1,191,730

Less accumulated depreciation and amortization	(653,285)	(638,927)

Net property, plant and equipment	543,441	552,803
Goodwill	298,503	297,060
Intangibles, net	16,116	19,014
Other assets	28,495	29,496

	$1,263,432	$1,283,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$74,716	$83,906
Current net fair value of hedge adjustments resulting from terminated interest rate derivatives or swaps	767	2,148
Current net fair value of hedge adjustments resulting from existing interest rate derivatives or swaps	(393)	(294)

Total current maturities of debt	75,090	85,760
Accounts payable	84,436	94,483
Accrued compensation and benefits	40,348	48,751
Other current liabilities	40,353	40,522

Total current liabilities	240,227	269,516

Long-term debt due after one year	381,300	381,694
Net fair value of hedge adjustments resulting from terminated interest rate derivatives or swaps	17,935	19,087
Net fair value of hedge adjustments resulting from existing interest rate derivatives or swaps	(8,544)	(2,480)

Total long-term debt, less current maturities	390,691	398,301
Deferred income taxes	85,163	84,947
Other long-term items	104,952	93,448

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 35,873,752 and 35,640,784 shares outstanding at March 31, 2005 and September 30, 2004, respectively	359	356
Capital in excess of par value	161,842	159,012
Deferred compensation	(2,994)	(3,795)
Retained earnings	315,829	321,557
Accumulated other comprehensive loss	(32,637)	(39,529)

Total shareholders’ equity	442,399	437,601

	$1,263,432	$1,283,813

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands, Except Per Share Data)

	Six Months Ended
	March 31,	March 31,
	2005	2004
Operating activities:
Income from continuing operations	$722	$7,175
Items in income not affecting cash:
Depreciation and amortization	37,030	37,159
Deferred income taxes	(449)	(4,388)
Income tax benefit of employee stock options	127	188
Deferred compensation expense	748	562
(Gain) loss on disposal of plant and equipment and other, net	81	(2,170)
Minority interest in income of consolidated subsidiary	1,568	1,476
(Income) loss from unconsolidated joint venture	(343)	133
Pension funding less than expense	7,640	8,597
Impairment (gain) loss and other non-cash charges	(74)	6,619
(Gain) loss on currency translation	341	(241)
Change in operating assets and liabilities:
Accounts receivable	17,000	(5,528)
Inventories	(394)	(2,283)
Other assets	(4,288)	(2,337)
Accounts payable	(10,360)	(5,404)
Accrued liabilities	(12,733)	(4,830)

Cash provided by operating activities from continuing operations	36,616	34,728
Cash provided by operating activities from discontinued operations	—	451

Net cash provided by operating activities	36,616	35,179

Investing activities:
Capital expenditures	(22,452)	(30,344)
Purchases of marketable securities	(175,250)	(135,520)
Sales of marketable securities	172,250	107,890
Cash paid for purchase of businesses, net of cash received	(75)	(1,094)
Cash contributed to joint venture	(17)	(103)
Proceeds from sale of property, plant and equipment	2,508	5,178

Cash used for investing activities from continuing operations	(23,036)	(53,993)
Cash provided by investing activities of discontinued operations	—	61,921

Net cash provided by (used for) investing activities	(23,036)	7,928

Financing activities:
Net repayments of revolving credit facilities	—	(3,500)
Repayments of debt	(9,711)	(9,246)
Proceeds from monetizing swap contracts	—	4,169
Debt issuance costs	(64)	—
Issuances of common stock	2,759	2,785
Cash dividends paid to shareholders	(6,450)	(5,969)
Distribution to minority interest	(525)	(350)

Cash used for financing activities	(13,991)	(12,111)
Effect of exchange rate changes on cash	255	417

Increase (decrease) in cash and cash equivalents	(156)	31,413
Cash and cash equivalents at beginning of period	28,661	14,173

Cash and cash equivalents at end of period	$28,505	$45,586

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4,705	$10,554
Interest, net of amounts capitalized	14,848	17,275

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2005
(Unaudited)

Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS.” We own 65% of RTS and conduct our interior packaging products business through RTS. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements. All references in the accompanying financial statements and Quarterly Report on Form 10-Q to aggregated data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill. We exclude that data because the Aurora operation is materially different. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora recycled paperboard mill.

Note 1. Interim Financial Statements

Our independent auditors have not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2004 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2005 and 2004, our financial position at March 31, 2005 and September 30, 2004, and our cash flows for the six months ended March 31, 2005 and 2004.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “Fiscal 2004 Form 10-K”).

The results for three and six months ended March 31, 2005 are not necessarily indicative of results that may be expected for the full year.

We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.

Marketable Securities

Beginning in the first quarter of fiscal 2004, we acquired auction rate securities and classified them as cash and cash equivalents in our balance sheet. During the quarter we have reclassified all of our auction rate securities as marketable securities. These investments generally have long-term maturities of up to 30 years, but have certain characteristics of short-term investments due to an interest rate setting mechanism and the ability to liquidate them through an auction process that occurs on intervals of approximately 30 days. Our intent in holding these securities is to have the cash available for current operations. We have purchased these high quality securities because they offer better rates than other short-term vehicles. Therefore, we classify these investments as short-term and as available-for-sale due to management’s intent. This reclassification does not affect our net income or results of operations. The reclassification of the securities as marketable securities as well as the purchase and sale of the securities does not impact cash provided by operating activities on our condensed consolidated statements of cash flows included herein.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The table below provides a comparison of the amounts we previously reported and the reclassified amounts reflected herein for cash and cash equivalents, investment in marketable securities, and net cash provided by (used for) investing activities (in thousands):

	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2004	2004	2004	2004
Investment in marketable securities
as revised	$37,630	$27,630	$21,130	$28,230	$33,230

Cash and cash equivalents
as reported	59,958	73,216	51,189	56,891	63,188
as revised	22,328	45,586	30,059	28,661	29,958

	Three months	Six Months	Nine Months		Three Months
	Ended	Ended	Ended	Year Ended	Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2004	2004	2004	2004
Net cash provided by (used for) investing activities
as reported	$46,055	$35,558	$17,296	$(8,051)	$(8,206)
as revised	8,425	7,928	(3,834)	(36,281)	(13,206)

Note 2. Summary of Significant Accounting Policies

For a discussion of our significant accounting policies, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of our Fiscal 2004 Form 10-K. As of the date hereof, there have been no significant developments with respect to significant accounting policies since September 30, 2004.

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

Note 3. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (which we refer to as “SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. After the effective date, pro forma disclosure will no longer be an alternative.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Effective April 21, 2005, the Securities and Exchange Commission (which we refer to as the “SEC”) amended Rule 4-01(a) of Regulation S-X to provide that registrants that are not small business issuers may adopt SFAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Accordingly, we expect to adopt SFAS 123(R) on October 1, 2005.

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

We currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Our adoption of SFAS 123(R)’s fair value method will likely have a significant impact on our results of operations, although it will have no impact on our overall financial condition. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the amounts disclosed in “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of our Fiscal 2004 Form 10-K. The pro forma stock-based employee compensation expense was $2.7 million, $2.9 million, and $3.1 million, net of taxes, in fiscal 2004, 2003, and 2002, respectively. SFAS 123(R) will also require us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows we recognized in prior periods for such excess tax deductions were $0.4 million, $1.0 million, and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

In November 2004, the FASB released Statement of Financial Accounting Standards No, 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (which we refer to as “SFAS 151”). SFAS 151 requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and to base our allocation of fixed production overheads to the costs of conversion on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect our adoption of SFAS 151 to have a material effect on our consolidated financial statements.

Note 4. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net income	$240	$2,910	$722	$14,789

Foreign currency translation adjustment	(1,526)	(1,865)	6,605	4,191
Unrealized gain (loss) on derivative instruments	51	(267)	287	28

Total other comprehensive income (loss)	(1,475)	(2,132)	6,892	4,219

Comprehensive income	$(1,235)	$778	$7,614	$19,008

The change in other comprehensive income was primarily due to the change in the Canadian/U.S. dollar exchange rate. The numbers that follow are the Canadian dollar equivalent of one U.S. dollar. The second quarter of fiscal 2005 was impacted as the exchange rate moved to 1.2099 at March 31, 2005 from 1.1995 at December 31, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The second quarter of fiscal 2004 was impacted as the exchange rate moved to 1.3111 at March 31, 2004 from 1.2963 at December 31, 2003.

The six months ended March 31, 2005 was impacted as the exchange rate moved to 1.2099 at March 31, 2005 from 1.2614 at September 30, 2004. The six months ended March 31, 2004 was impacted as the exchange rate moved to 1.3111 at March 31, 2004 from 1.3493 at September 30, 2003.

Note 5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$240	$3,009	$722	$7,175
Income from discontinued operations, net of tax	—	(99)	—	7,614

Net income	$240	$2,910	$722	$14,789

Denominator:
Denominator for basic earnings per share – weighted average shares	35,416	34,830	35,367	34,771
Effect of dilutive stock options and restricted stock awards	463	482	520	534

Denominator for diluted earnings per share – weighted average shares and assumed conversions	35,879	35,312	35,887	35,305

Basic earnings per share:
Income from continuing operations	$0.01	$0.09	$0.02	$0.21
Income from discontinued operations, net of tax	0.00	(0.01)	0.00	0.22

Net income per share – basic	$0.01	$0.08	$0.02	$0.43

Diluted earnings per share:
Income from continuing operations	$0.01	$0.09	$0.02	$0.20
Income from discontinued operations, net of tax	0.00	(0.01)	0.00	0.22

Net income per share – diluted	$0.01	$0.08	$0.02	$0.42

Note 6. Restructuring and Other Costs

Summary of Restructuring Initiatives

During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas, laminated paperboard products facility. We consolidated the operations of this plant into other existing facilities. Except for equipment that we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment from this facility to its estimated fair value less cost to sell. We have disposed of substantially all of the equipment from this facility; and we have classified the facility as held for sale.

During the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri, laminated paperboard products facility effective March 31, 2004. We did not consolidate the majority of the sales of this operation into our remaining laminated facilities. Except for equipment that we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment and the facility to its estimated fair value less cost to sell. We classified the property, plant and equipment of this facility as held for sale. We have disposed of substantially all of the equipment from this facility, and we sold the facility in the first quarter of fiscal 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the third quarter of fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois, facility. We did not consolidate the majority of the sales from these product lines into our other facilities. We recognized an impairment charge to reduce the carrying value of the equipment, consisting primarily of a laminator, to its estimated fair value less cost to sell. We have classified the equipment as held for sale.

During the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan, specialty recycled paperboard mill. A significant portion of the capacity of this facility supported the laminated paperboard products facilities that we closed during fiscal 2004. We shifted approximately one third of the volume of this facility to our remaining recycled paperboard facilities. Except for equipment that we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment and facility to its estimated fair value.

During the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota, folding carton facility. We closed the facility in January 2005. We expect to shift a majority of the production to our other folding carton facilities. Except for equipment that we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment to its estimated fair value less cost to sell. We have classified the equipment as held for sale. We have other operations at this complex. We will retain the land and building; and they will remain available for use by those operations.

During fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We expect to complete the reorganization process in fiscal 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the current quarter, the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in thousands):

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying	Corp.
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Reorg.	Other	Total
Dallas, Paperboard	Current Qtr.	$(4)	$(1)	$—	$49	$—	$—	$44
	Fiscal 2005	(7)	(1)	—	74	—	1	67
	Cumulative	171	167	59	136	—	9	542
	Expected	171	167	59	186	—	9	592

Wright City, Paperboard	Current Qtr.	3	3	—	7	—	—	13
	Fiscal 2005	(677)	(18)	—	34	—	(92)	(753)
	Cumulative	5,875	618	181	191	—	273	7,138
	Expected	5,875	618	181	191	—	273	7,138

Aurora, Paperboard	Current Qtr.	(5)	71	—	—	—	—	66
	Fiscal 2005	(140)	38	—	—	—	5	(97)
	Cumulative	3,321	735	1	—	—	12	4,069
	Expected	3,321	735	1	—	—	12	4,069

Otsego, Paperboard	Current Qtr.	139	(50)	244	319	—	53	705
	Fiscal 2005	139	59	405	458	—	64	1,125
	Cumulative	14,661	1,744	545	615	—	118	17,683
	Expected	14,661	1,804	595	765	—	218	18,043

St. Paul, Packaging Products	Current Qtr.	14	999	183	—	—	100	1,296
	Fiscal 2005	14	1,903	196	—	—	100	2,213
	Cumulative	2,316	2,531	226	—	—	100	5,173
	Expected	2,316	2,726	326	—	—	185	5,553

Corporate Reorganization, Corporate	Current Qtr.	—	—	—	—	36	—	36
	Fiscal 2005	—	—	—	—	95	—	95
	Cumulative	—	—	—	—	1,233	—	1,233
	Expected	—	—	—	—	1,283	—	1,283

Other	Current Qtr.	—	(69)	—	6	—	627	564
	Fiscal 2005	(60)	(67)	7	12	—	658	550

Totals	Current Qtr.	$147	$953	$427	$381	$36	$780	$2,724

	Fiscal Year	(731)	1,914	608	578	95	736	3,200

	Cumulative	26,344	5,795	1,012	942	1,233	512	35,838

	Expected	26,344	6,050	1,162	1,142	1,283	697	36,678

(a)	“Net property plant and equipment” consists of: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Fiscal 2005

We recorded aggregate pre-tax restructuring and other costs of $2.7 million for the second quarter of fiscal 2005. We incurred pre-tax charges of $1.3 million for the closure of our St. Paul, Minnesota, folding carton facility. The St. Paul charges consisted of severance and other employee costs of $1.0 million, equipment removal and relocation of $0.2 million, and other costs of $0.1 million. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process requires 1-on-1 training for a specific period of time per position. As a result, we have included in the severance and other employee costs $0.7 million of duplicate mill labor. At our Otsego, Michigan, specialty recycled paperboard mill, we incurred pre-tax charges of $0.7 million in connection with the closure. The charges consisted

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of facility carrying costs of $0.3 million, equipment removal and relocation costs of $0.2 million, and other costs of $0.2 million. During the quarter we recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products division. This patent was not included in the sale of that division. See “Part II — Item 1 – Legal Proceedings” herein. In addition, we recorded a variety of charges on previously announced closings aggregating $0.1 million in the period.

During the six months ended March 31, 2005, we recorded an aggregate pre-tax charge of $3.2 million. We incurred pre-tax charges of $2.2 million for the previously announced closure of our St. Paul, Minnesota, folding carton facility. The St. Paul charges consisted of severance and other employee costs of $1.9 million, equipment removal and relocation of $0.2 million, and other costs of $0.1 million. Included in the severance and other employee costs was $0.8 million of duplicate mill labor, as discussed above. At our Otsego, Michigan, specialty recycled paperboard mill we incurred pre-tax charges of $1.1 million in connection with the closure. The charges consisted of facility carrying costs of $0.5 million, equipment removal and relocation costs of $0.4 million, and other costs of $0.2 million. During the six month period we recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products division. During the first quarter of fiscal 2005, we received proceeds of $1.5 million from the sale of our Wright City, Missouri, laminated paperboard converting facility and reduced the previously recorded impairment charge by $0.7 million to record the property at fair value less cost to sell.

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of income for the six months ended March 31, 2005 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	March 31,
	2004	Charges	Payments	to Accrual	2005
Severance and other employee costs	$1,029	$1,030	$(1,693)	$(209)	$157
Other	123	—	—	(30)	93

Total restructuring	$1,152	$1,030	$(1,693)	$(239)	$250

Adjustment to accrual (see table above)		(239)
Net property, plant and equipment (a)		(731)
Severance and other employee costs		1,093
Equipment and inventory relocation		608
Facility carrying costs		578
Corporate reorganization project		95
Other		766

Total restructuring and other costs		$3,200

(a)	“Net property plant and equipment” consists of: property, plant and equipment impairment losses and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Fiscal 2004

We recorded aggregate pre-tax restructuring and other costs of $5.6 million for the second quarter of fiscal 2004. We recorded a pre-tax charge of $7.3 million in connection with the closure of our Wright City, Missouri, laminated paperboard facility. The charge consisted of an asset impairment charge of $6.5 million to record the equipment and facility at their estimated fair value less cost to sell, a goodwill impairment charge of $0.2 million, severance and other employee costs of $0.5 million, and other costs of $0.1 million. We also sold our Mundelein, Illinois, merchandising display facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges from previously announced closings totaling $0.1 million in the period.

We recorded aggregate pre-tax restructuring and other costs of $5.7 million for the six months ending March 31, 2004. We recorded a pre-tax charge of $7.3 million for the closure of our Wright City facility, recorded a $1.8 million pre-tax gain on the sale of our Mundelein facility, and incurred a variety of charges from previously announced closures totaling $0.2 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of income for the six months ended March 31, 2004 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	March 31,
	2003	Charges	Payments	to Accrual	2004
Severance and other employee costs	$160	$425	$(140)	$—	$445
Other	10	100	(9)	—	101

Total restructuring	$170	$525	$(149)	$—	$546

Net property, plant and equipment (a)		4,688
Goodwill impairment		244
Equipment and inventory relocation		94
Facility carrying costs		64
Other		133

Total restructuring and other costs		$5,748

(a)	“Net property plant and equipment” consists of: property, plant and equipment impairment losses and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Note 7. Discontinued Operations

We recorded a loss from discontinued operations, net of tax, of $0.1 million in the second quarter of fiscal 2004. Income from discontinued operations, net of tax, was $7.6 million for the six months ended March 31, 2004, primarily as a result of the gain recorded on the sale of our former plastic packaging products division. In the first quarter of fiscal 2004, we completed the sale of our plastic packaging products division and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the acquisition of Groupe Cartem Wilco (which we refer to as “Cartem Wilco”) in January 2003. We received cash proceeds of $59.0 million from the plastic packaging products division transaction. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the condensed consolidated statements of income for all periods presented.

Note 8. Tax Provision

The tax provision for the six months ended March 31, 2005 is in excess of our normal provision primarily due to an adjustment of $0.6 million in the first quarter of fiscal 2004 related to our acquisition of the Athens, Alabama, corrugated sheet stock manufacturing facility (which we refer to as our “Athens corrugator”). We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004.

Note 9. Stock Option Plans

We have elected to follow APB 25 and related interpretations in accounting for our employee stock options. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we generally recognize no compensation expense.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

SFAS 123 requires disclosure of pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. We estimated, at the date of grant, the fair values for the options we granted subsequent to September 30, 1995, using a Black-Scholes option pricing model. We applied the following weighted average assumptions to grants made in the following periods:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Expected Term in Years	7	7	7	7
Expected Volatility	43.4%	44.0%	43.4%	44.0%
Risk-Free Interest Rate	2.8%	1.0%	2.8%	1.0%
Dividend Yield	2.4%	2.2%	2.4%	2.2%

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net income, as reported	$240	$2,910	$722	$14,789
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	216	174	464	347
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(844)	(986)	(1,727)	(1,680)

Pro forma net income (loss)	$(388)	$2,098	$(541)	$13,456

Earnings per share:
Basic – as reported	$0.01	$0.08	$0.02	$0.43

Basic – pro forma	$(0.01)	$0.06	$(0.02)	$0.39

Diluted – as reported	$0.01	$0.08	$0.02	$0.42

Diluted – pro forma	$(0.01)	$0.06	$(0.02)	$0.38

Note 10. Inventories

We state substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (which we refer to as “LIFO”) basis. We value all other inventories at the lower of cost or market and determine cost using methods that approximate cost computed on a first-in, first-out (which we refer to as “FIFO”) basis. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs.

Inventories were as follows (in thousands):

	March 31,	September 30,
	2005	2004
Finished goods and work in process	$102,488	$97,139
Raw materials	41,753	42,437
Supplies	15,011	14,976

Inventories at FIFO cost	159,252	154,552
LIFO reserve	(30,356)	(27,193)

Net inventories	$128,896	$127,359

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Debt

The following were individual components of debt (in thousands):

	March 31,	September 30,
	2005	2004
Face value of 5.625% notes, due March 2013, net of unamortized discount of $201 and $213	$99,799	$99,787
Net fair value of hedge adjustments resulting from terminated interest rate derivatives or swaps	4,050	4,263
Net fair value of hedge adjustments resulting from existing interest rate derivatives or swaps	(2,673)	(1,357)

	101,176	102,693

Face value of 8.20% notes, due August 2011, net of unamortized discount of $433 and $467	249,567	249,533
Net fair value of hedge adjustments resulting from terminated interest rate derivatives or swaps	13,885	14,824
Net fair value of hedge adjustments resulting from existing interest rate derivatives or swaps	(5,871)	(1,123)

	257,581	263,234

Face value of 7.25% notes, due August 2005, net of unamortized discount of $3 and $9 (a)	73,997	83,491
Net fair value of hedge adjustments resulting from terminated interest rate derivatives or swaps	767	2,148
Net fair value of hedge adjustments resulting from existing interest rate derivatives or swaps	(393)	(294)

	74,371	85,345

Asset securitization facility (b)	—	—
Industrial development revenue bonds, bearing interest at variable rates (3.47% at March 31, 2005, and 2.90% at September 30, 2004), due through October 2036	30,120	30,120
Revolving credit facility (c)	—	—
Other notes	2,533	2,669

	465,781	484,061

Less current maturities of debt	75,090	85,760

Long-term debt due after one year	$390,691	$398,301

The following were the aggregate components of debt (in thousands):

Face value of debt instruments, net of unamortized discounts.	$456,016	$465,600
Net fair value of hedge adjustments resulting from terminated interest rate derivatives or swaps	18,702	21,235
Net fair value of hedge adjustments resulting from existing interest rate derivatives or swaps	(8,937)	(2,774)

	$465,781	$484,061

For a discussion of certain of our debt characteristics see “Note 8 – Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2004 Form 10-K. Other than the items noted below, there have been no significant developments.

(a)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005 (which we refer to as the “2005 Notes”). During the first quarter of fiscal 2005, we purchased $6.0 million of our 2005 Notes at an average price of 103.1% of par value, or $0.18 million over par value, excluding the favorable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.6% of par value, or $0.1 million over par value. During the second quarter of fiscal 2005, we purchased $3.5 million of our 2005 Notes at an average price of 101.75% of par value, or $0.06 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.05% of par value, or $0.04 million over par value.

(b)	We maintain a $75.0 million receivables-backed financing transaction (which we refer to as the “Asset Securitization Facility”). A bank provides a back-up liquidity facility. The borrowing rate, which consists of a daily commercial paper rate plus a fee for the used portion of the facility, was 3.15% as of March 31, 2005. The borrowing rate at September 30, 2004 was 2.17%. Both the Asset Securitization Facility and the back-up liquidity facility are 364-day vehicles. Our Asset Securitization Facility was scheduled to expire on May 9, 2005. On May 2, 2005, we renewed the facility through May 1, 2006. Borrowing availability under this facility, which is based on the eligible underlying secured assets as of March 31, 2005, was approximately $74 million.

(c)	We maintain a revolving credit facility, which is provided by a syndicate of banks, in the amount of $75.0 million. The facility is scheduled to expire on June 30, 2006. At March 31, 2005 due to the restrictive covenants on the revolving credit facility, maximum available borrowings under this facility were approximately $23.5 million assuming no outstanding balance under our Asset Securitization Facility. Combined borrowing availability under the Asset Securitization Facility and the revolving credit facility was approximately $23.5 million as of March 31, 2005, unless the entire borrowing was under the Asset Securitization Facility, in which event it was approximately $74 million as of that date. Borrowings outstanding under the revolving credit facility bear interest based upon LIBOR plus an applicable margin. Annual facility fees range from 0.125% to 0.50% of the aggregate borrowing availability, based on the ratio of our consolidated funded debt to a financial measure that is referred to as EBITDA in the documentation for our revolving credit facility and is calculated based on earnings before interest, taxes, depreciation and amortization less special items. The overnight borrowing rate plus credit spread, and facility fee at March 31, 2005, were 4.005% and 0.25%, respectively. The overnight borrowing rate plus credit spread, and facility fee at September 30, 2004, were 3.065% and 0.25%, respectively. The agreements covering this facility include restrictive covenants regarding the maintenance of financial ratios, creation of additional long-term and short-term debt, certain leasing arrangements, mergers, acquisitions, disposals and other matters. We are in compliance with these restrictions.

Three of our Canadian subsidiaries have revolving credit facilities with Canadian banks. The facilities provide borrowing availability of up to $10.0 million Canadian, and can be renewed on an annual basis. As of March 31, 2005 and September 30, 2004, there were no amounts outstanding under these facilities.

Note 12. Retirement Plans

The following table represents a summary of the components of net pension cost (in thousands):

	Three Months Ended		Six Months Ended
	March 31	March 31	March 31	March 31
	2005	2004	2005	2004
Service cost	$2,599	$2,353	$4,654	$4,644
Interest cost	4,584	4,334	8,848	8,668
Expected return on plan assets	(4,943)	(4,080)	(9,611)	(8,160)
Amortization of prior service cost	242	13	54	25
Amortization of net loss	1,721	1,640	3,543	3,281
Pension curtailment income	(371)	—	(429)	—

Company defined benefit plan expense	3,832	4,260	7,059	8,458
Multi-employer plans for collective bargaining employees	132	124	256	225

Net pension cost	$3,964	$4,384	$7,315	$8,683

During the six months ended March 31, 2005, we made no contributions to our five defined benefit pension plans. During the six months ended March 31, 2004, we contributed approximately $0.1 million. We anticipate contributing approximately $12 to $16 million to these plans in fiscal 2005. The current year net pension cost reflected in the table above assumes we will contribute $14 million to these plans on June 15, 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The retirement plans review committee of our board of directors reviewed management’s recommendations with respect to certain modifications of our retirement benefits and requested that such recommendations be submitted to the board of directors for approval. On October 29, 2004, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees (which we refer to as our “pension plan”). We have summarized these changes below. The changes were effective January 1, 2005, and March 1, 2005, based on an employee’s status on December 31, 2004. The changes resulted in curtailment income of $0.4 million, which we recognized when we adopted the pension plan changes.

Beginning January 1, 2005, the following changes were effective for our salaried and non-union hourly employees:

•	Effective January 1, 2005, employees hired on or after January 1, 2005, are not eligible to participate in our pension plan. We provide the following enhanced 401(k) plan match for such employees (the “enhanced 401(k) Plan match”): 100% match on the first 3% of eligible pay contributed by the employee and 50% match on the next 2% of eligible pay contributed by the employee.

•	Effective January 1, 2005, then current employees who were less than 35 years old and who had less than 5 years of vesting service on December 31, 2004, were no longer eligible to participate in our pension plan after December 31, 2004. We will pay pension benefits earned through December 31, 2004, upon retirement in accordance with applicable plan rules. We began providing the enhanced
401(k) Plan match for such employees effective January 1, 2005.

•	Effective March 1, 2005, then current employees who were 35 years old or older or who had 5 years or more of vesting service on December 31, 2004, were required to elect one of two options: (1) a reduced future pension accrual based on a revised benefit formula and the current 401(k) plans’ match or (2) no future pension accrual and the enhanced 401(k) Plan match. In either event, we will pay these employees pension benefits earned through February 28, 2005, upon retirement in accordance with applicable plan rules.

Note 13. Commitments and Contingencies

Environmental and Other Matters

We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances. These laws and regulations include, among others, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the U.S. Environmental Protection Agency. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows. See “Business — Forward-Looking Information and Risk Factors” in our Fiscal 2004 Form 10-K.

We estimate that we will spend less than $0.7 million for capital expenditures during fiscal 2005 in connection with matters relating to environmental compliance. It may also be necessary to upgrade wastewater treatment equipment at one of our facilities during the next two years at a cost of approximately $0.1 million. Additionally, to comply with emissions regulations under the Clean Air Act, we expect to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate will be approximately $2.0 to $3.0 million. We anticipate that we will incur those costs within the next three years.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have been identified as a potentially responsible party (which we refer to as a “PRP”) at nine active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these nine sites:

•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of seven sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of five sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimus amount and immaterial.

•	With respect to each of two sites, we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities all of which we expect to be de minimus and immaterial.

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

We have made the following guarantees to unconsolidated third parties as of March 31, 2005:

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

Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants as well as specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of the agreements that were issued or modified after December 31, 2002, our specified maximum aggregate potential liability on an undiscounted basis is

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

approximately $6.0 million, other than with respect to certain specified liabilities, including liabilities relating to environmental matters, with respect to which there is no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.

Seven Hills Arbitration

We have agreed with Lafarge North America, Inc. (which we refer to as “Lafarge”), our partner in our Seven Hills joint venture, to enter into arbitration with respect to the price of gypsum paperboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine amounts that we are entitled to recover from Seven Hills for certain services that we rendered to Seven Hills during that period. The arbitration commenced during the second quarter of fiscal 2005. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially adversely affect our financial results.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14. Segment Information

The following table shows certain operating data for our three industry segments (in thousands). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses. These items include restructuring and other costs and certain corporate expenses.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net sales (aggregate):
Packaging Products	$218,792	$231,772	$440,556	$440,647
Merchandising Displays and Corrugated Packaging	86,090	77,440	165,600	150,958
Paperboard	131,831	136,142	260,534	264,404

Total	$436,713	$445,354	$866,690	$856,009

Less net sales (intersegment):
Packaging Products	$706	$908	$1,517	$1,874
Merchandising Displays and Corrugated Packaging	914	1,174	2,083	2,258
Paperboard	40,755	43,272	82,935	85,767

Total	$42,375	$45,354	$86,535	$89,899

Net sales (unaffiliated customers):
Packaging Products	$218,086	$230,864	$439,039	$438,773
Merchandising Displays and Corrugated Packaging	85,176	76,266	163,517	148,700
Paperboard	91,076	92,870	177,599	178,637

Total	$394,338	$400,000	$780,155	$766,110

Segment income:
Packaging Products	$5,722	$10,208	$10,996	$17,245
Merchandising Displays and Corrugated Packaging	4,835	7,507	7,523	13,439
Paperboard	3,650	2,361	8,004	5,491

Total segment income	14,207	20,076	26,523	36,175

Restructuring and other costs	(2,724)	(5,643)	(3,200)	(5,748)
Other non-allocated expenses	(3,337)	(3,246)	(6,144)	(5,645)
Interest expense	(6,771)	(5,871)	(13,219)	(11,775)
Interest and other income (loss)	(76)	131	100	204
Minority interest in income of consolidated subsidiary	(703)	(590)	(1,568)	(1,476)

Income from continuing operations before income taxes	$596	$4,857	$2,492	$11,735

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15. Subsequent Events

Pending Acquisition

On April 28, 2005, we announced an agreement to acquire the assets of Gulf States Paper Corporation’s (which we refer to as “Gulf States”) Pulp and Paperboard and Paperboard Packaging (which we refer to as “GSPP”) business for a purchase price of $540 million. Gulf States operates one of the lowest cost solid bleached sulphate paperboard mills in North America and 11 folding carton plants, serving primarily food packaging, food service and pharmaceutical and health and beauty markets. Net sales of the acquired business for the 53 week period ended April 3, 2005 were $487 million. The shareholders and board of directors of Gulf States and our board of directors have approved the transaction. The closing is subject to Hart-Scott-Rodino review and other customary closing conditions. We plan to finance the purchase with approximately $50 million of cash and cash equivalents and the sale of investments in marketable securities on hand and proceeds from new bank credit facilities that we plan to enter into in connection with the closing of the acquisition. We expect to close the acquisition in early June 2005. For more information on the pending acquisition, see both Current Reports on Form 8-K filed with the SEC on April 28 and May 5, 2005.

Rating Agency Announcements

On April 28, 2005, Standard & Poor’s Ratings Services (which we refer to as “S&P”) lowered its ratings on us from BBB-/Negative to BB/Watch Neg and placed us on credit watch with negative implications. Pursuant to S&P’s ratings definitions, S&P regards obligors rated BB, B, CCC, and CC as having significant speculative characteristics. BB indicates the least degree of speculation and CC the highest. S&P considers an obligor rated BB as less vulnerable in the near term than other lower-rated obligors. However, S&P considers that such obligors face major ongoing uncertainties and exposure to adverse business, financial, or economic conditions that could lead to the obligor’s inadequate capacity to meet its financial commitments. The negative credit watch means that S&P may lower a rating. The rating action followed our announcement that we will finance $490 million of the $540 million acquisition of Gulf States with debt. The transaction, when closed, will substantially increase our financial leverage. S&P met with management and plans to resolve the credit watch listing within the next few weeks.

On April 28, 2005, Moody’s Investors Service (which we refer to as “Moody’s”) placed our Baa3 senior unsecured ratings under review for possible downgrade. Pursuant to Moody’s ratings definitions, obligations rated Baa are subject to moderate credit risk. Moody’s considers these obligations to be medium-grade and, as such, the obligations may possess certain speculative characteristics. This ranking falls in the middle of Moody’s generic ratings. Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s said the rating follows our recent announcement of a pending $540 million acquisition of Gulf States.

A credit rating represents the current opinion of the rating agency regarding the creditworthiness of an obligor. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Termination of Interest Rate Swaps

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In May 2005, we paid $4.2 million to terminate $200 million of long-term interest rate swaps because we view market conditions to be favorable and consistent with our fixed and floating interest rate mix objectives.

Sale of Property

In April 2004, we sold 9.4 acres of real estate adjacent to our Norcross, Georgia headquarters. We received proceeds of $2.8 million and expect to recognize a gain of approximately $1.9 million on the transaction.

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2004 Form 10-K which we filed with the SEC on December 14, 2004. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our three industry segments.

Overview

During the second quarter of fiscal 2005, net sales decreased 1.4% compared to the second quarter of fiscal 2004 primarily due to decreased volumes in our folding carton division and our Paperboard segment. In our folding carton division, competitive pricing pressures continued during the second quarter and we expect them to continue during the rest of fiscal 2005. Because of the closure of our St. Paul facility, we currently expect to experience a decline in folding carton sales for fiscal 2005. The decline in Paperboard segment sales and weak demand for our products in the first two fiscal quarters reflected the closures of several facilities that manufactured laminated paperboard products. See “Note 6. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein. This decrease was partially offset by higher average paperboard prices. Net sales in our recycled fiber division increased 21.1% compared to the prior year quarter due to a combination of increased fiber prices and higher volumes. Our corrugated packaging division’s net sales increased 41.5% compared to the second quarter of fiscal 2004 primarily due to our acquisition of the Athens corrugator in August 2004, and a combination of higher selling prices and increased volume. Net sales of merchandising displays increased by 1.2% over this same period despite pricing pressure related to a shift in customer mix and continued competitive bids for new and renewal business. Interior packaging sales increased due to higher prices and increased volume.

Overall segment income during the second quarter of fiscal 2005 decreased 29.2% compared to the second quarter of fiscal 2004. Increased Paperboard segment income was more than offset by lower income in the Packaging Products segment and Merchandising Displays and Corrugated Packaging segment. Operating income in our folding carton division decreased due to increased material costs as manufacturers of both bleached board and coated unbleached kraft paperboard (which we refer to as “CUK”) pushed through price increases that our folding carton operation largely absorbed. We were only able to partially pass-through the cost increases to our customers in the quarter. While we absorbed most of the expected cost increases during the first and second quarters of fiscal 2005, we expect to begin recovering the ongoing effect of those increases from our folding carton customers over the balance of the fiscal year through price increases. Operating income at the merchandising displays division decreased due to increased material costs, primarily for permanent displays, and lower gross margins. In our paperboard division, average paperboard prices were up $48 per ton in the second quarter compared to the same period last year, which more than offset the $28 per ton cost increase for recycled fiber, energy, chemicals and freight during the same period. The paperboard price increases we announced last year are allowing us to begin recovering some of the cost increases we have been absorbing. The effect of higher paperboard prices during the quarter was more than offset by a decrease in tons shipped by our clay-coated and specialty paperboard mills. The weak demand we previously disclosed had occurred in the first quarter of fiscal 2005 continued in the earlier part of the second quarter of fiscal 2005.

We are preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and the Public Company Accounting Oversight Board (which we refer to collectively as the “Section 404 Rules”). So that management will be prepared to deliver the report required by the Section 404 Rules in our annual report on Form 10-K for the fiscal year ended September 30, 2005, management is engaged in an ongoing process of evaluating and improving the effectiveness of our internal control over financial reporting. These efforts continue to require that we commit significant financial and managerial resources. We currently estimate we will spend approximately $2 million during fiscal 2005 on external resources with respect to these efforts. We expect to incur most of these costs in the second half of fiscal 2005.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2004	$366.1	$400.0	$766.1	$397.3	$417.9	$1,581.3
2005	$385.8	$394.4	$780.2	—	—	—
% Change	5.4%	(1.4)%	1.8%

Net sales in the second quarter of fiscal 2005 decreased compared to the comparable prior year quarter. The decrease in net sales was due primarily to decreased volumes in our folding carton division and our Paperboard segment, including laminated paperboard operation net sales that declined primarily due to the actions we took in fiscal 2004 to exit operations that were no longer cash flow positive. These decreases were partially offset by increased sales in our corrugated packaging division and recycled fiber division and higher average paperboard prices in our paperboard division. Interior packaging sales also increased due to higher prices and increased volume.

Net sales increased during the six months ended March 31, 2005 compared to the six months ended March 31, 2004 due to our acquisition of the Athens corrugator and a strong first quarter in which each of our segments achieved increased net sales compared to the comparable prior year quarter. The strong first quarter and the acquisition of the Athens corrugator more than offset the lower level of sales in the second quarter.

We have provided further information regarding factors that impacted net sales in the segment discussions included below under the heading “Results of Operations (Segment Data).”

Cost of Goods Sold

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2004	$304.3	$331.8	$636.1	$331.4	$343.4	$1,310.9
(% of Net Sales)	83.1%	82.9%	83.0%	83.4%	82.2%	82.9%
2005	$330.0	$335.2	$665.2	—	—
(% of Net Sales)	85.5%	85.0%	85.3%	—	—

We experienced cost increases across our businesses in the second quarter of fiscal 2005 compared to the comparable prior year quarter. Increased costs for fiber, energy, chemicals and freight at our recycled paperboard mills aggregated $7.0 million. Our folding carton division incurred increased material costs as manufacturers of both bleached board and CUK pushed through price increases. A shift in product mix to more permanent displays in our merchandising displays division also increased our cost of goods sold as a percentage of sales. Energy costs continued to be driven by higher natural gas prices. The increase in freight was primarily due to increased fuel surcharges, tight freight capacity and longer shipping routes. Across our businesses we had cost increases for many of our inventory items. Compared to the prior year quarter, we also experienced increased group insurance of $0.8 million and increased freight expenses of $0.8 million, excluding the amount included in the recycled paperboard freight costs referred to above. We have foreign currency transaction risk primarily due to our operations in Canada, the impact of which in the second quarter of fiscal 2005 compared to the prior year quarter increased costs of goods sold by $0.2 million. Partially offsetting the cost increases were lower workers’ compensation expense of $1.1 million, and lower direct labor costs of $0.4 million due to net efficiency gains in our operations.

During the six months ended March 31, 2005, we experienced cost increases across our businesses compared to the comparable prior year period. Increased costs for fiber, energy, chemicals and freight at our recycled paperboard mills aggregated $15.3 million. The shift in product mix to more permanent displays in our merchandising displays division also increased our cost of goods sold as a percentage of sales. Compared to the comparable prior year period, we also experienced increased group insurance of $1.9 million and increased freight expenses of $1.9 million, excluding the amount included in the recycled paperboard freight costs referred to above. Foreign currency transaction losses in the first six months of fiscal 2005 compared to the prior year period increased costs of goods sold by $0.6 million. Partially offsetting the cost increases for the six months ended March 31, 2005, were lower workers’ compensation expense of $1.3 million, lower pension expense of approximately $0.9 million, and lower direct labor costs of $0.7 million due to net efficiency gains in our operations.

We value substantially all of our U.S. inventories at the lower of cost or market. For such purposes, we determine cost on the LIFO inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the FIFO inventory valuation method. In periods of decreasing costs, the LIFO method generally results in lower cost of goods sold than under the FIFO method. In periods of increasing costs, the results are generally the opposite. Our quarterly results of operations reflect LIFO estimates based on management’s projection of expected year-end inventory levels and costs.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2005		2004		2005		2004
($ In Millions)	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$335.2	$333.9	$331.8	$332.4	$665.2	$662.0	$636.1	$636.1
Net income	0.2	1.0	2.9	2.6	0.7	3.9	14.8	14.8

Gross Profit

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2004	$61.9	$68.2	$130.1	$65.8	$74.4	$270.3
(% of Net Sales)	16.9%	17.1%	17.0%	16.6%	17.8%	17.1%
2005	$55.8	$59.2	$115.0	—	—
(% of Net Sales)	14.5%	15.0%	14.7%	—	—

For a discussion of factors that affected our gross profit, see the discussion included above and below under the headings “Results of Operations (Consolidated) — Net Sales (Unaffiliated Customers),” “Results of Operations (Consolidated) — Cost of Goods Sold” and “Results of Operations (Segment Data).”

Selling, General and Administrative Expenses

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2004	$48.1	$51.3	$99.4	$48.6	$51.4	$199.4
(% of Net Sales)	13.1%	12.8%	13.0%	12.2%	12.3%	12.6%
2005	$46.5	$48.5	$95.0	—	—
(% of Net Sales)	12.0%	12.3%	12.2%	—	—

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the second quarter of fiscal 2005, compared to the same quarter last year. Commission expense decreased $0.4 million due to both decreased sales and the mix of commissionable sales in our businesses. Employee bonus expense decreased approximately $1.6 million. Bad debt expense decreased $1.5 million compared to the prior year quarter resulting from lower total exposure to and improvements in the credit quality of several customers. Partially offsetting these decreases was increased group insurance expense of $0.8 million.

SG&A expenses decreased as a percentage of net sales in the six months ended March 31, 2005, compared to the same period last year primarily due to our focus on reducing our costs, which did not increase proportionately with our sales during the first six months of fiscal 2005. Commission expense decreased $1.0 million due to the mix of commissionable sales in our businesses. Employee bonus expense decreased approximately $2.1 million. Bad debt expense decreased $2.0 million compared to the prior year quarter resulting from lower total exposure to and improvements in the credit quality of several customers. Pension expense decreased $0.4 million. Partially offsetting these decreases was increased group insurance expense of $0.9 million.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $2.7 million and $5.6 million in the second quarter of fiscal 2005 and 2004, respectively. We recorded pre-tax restructuring and other costs of $3.2 million and $5.7 million in the six months ended March 31, 2005 and 2004, respectively. We discuss these charges in more detail below.

Fiscal 2005

Quarter Ended March 31, 2005

We recorded aggregate pre-tax restructuring and other costs of $2.7 million for the second quarter of fiscal 2005. We incurred pre-tax charges of $1.3 million for the closure of our St. Paul, Minnesota, folding carton facility. The St. Paul charges consisted of severance and other employee costs of $1.0 million, equipment removal and relocation of $0.2 million, and other costs of $0.1 million. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process requires 1-on-1 training for a specific period of time per position. As a result, we have included in the severance and other employee costs $0.7 million of duplicate mill labor. At our Otsego, Michigan, specialty recycled paperboard mill we incurred pre-tax charges of $0.7 million in connection with the closure. The charges consisted of facility carrying costs of $0.3 million of facility carrying costs, equipment removal and relocation costs of $0.2 million, and other costs of $0.2 million. During the quarter we recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products division. This patent was not included in the sale of that division. See “Part II — Item 1 – Legal Proceedings” herein. In addition, we recorded a variety of charges on previously announced closings totaling $0.1 million in the period.

Six Months Ended March 31, 2005

During the six months ended March 31, 2005, we recorded an aggregate pre-tax charge of $3.2 million. We incurred pre-tax charges of $2.2 million for the previously announced closure of our St. Paul, Minnesota, folding carton facility. The charges consisted of severance and other employee costs of $1.9 million, equipment removal and relocation of $0.2 million, and other costs of $0.1 million. Included in the severance and other employee costs was $0.8 million of duplicate mill labor, as discussed above. At our Otsego, Michigan, specialty recycled paperboard mill we incurred pre-tax charges of $1.1 million in connection with the closure. The charges consisted of facility carrying costs of $0.5 million, equipment removal and relocation costs of $0.4 million, and other costs of $0.2 million. During the six month period we recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products division. During the first quarter of fiscal 2005, we received proceeds of $1.5 million from the sale of our Wright City, Missouri, laminated paperboard converting facility and reduced the previously recorded impairment charge by $0.7 million to record the property at fair value less cost to sell.

Fiscal 2004

Quarter Ended March 31, 2004

We recorded aggregate pre-tax restructuring and other costs of $5.6 million for the second quarter of fiscal 2004. We recorded a pre-tax charge of $7.3 million in connection with the closure of our Wright City, Missouri, laminated paperboard facility. The charge consisted of an asset impairment charge of $6.5 million to record the equipment and facility at their estimated fair value less cost to sell, a goodwill impairment charge of $0.2 million, severance and other employee costs of $0.5 million, and other costs of $0.1 million. We also sold our Mundelein, Illinois, merchandising display facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges from previously announced closings totaling $0.1 million in the period.

Six Months Ended March 31, 2004

We recorded aggregate pre-tax restructuring and other costs of $5.7 million for the six months ended March 31, 2004. We recorded a pre-tax charge of $7.3 million for the closure of our Wright City facility, recorded a $1.8 million pre-tax gain on the sale of our Mundelein facility, and incurred a variety of charges from previously announced closures totaling $0.2 million.

We expect to incur future restructuring and other costs of $0.8 million related to our previously announced restructuring initiatives. We identify these expected costs and historical costs related to these initiatives in “Note 6. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Unconsolidated Joint Venture

During the quarter ended March 31, 2005, our Seven Hills joint venture reported income of $0.2 million compared to a $0.1 million loss for the same quarter last year. During the six months ended March 31, 2005, our Seven Hills joint venture reported income of $0.3 million compared to a $0.1 million loss for the same period last year. Seven Hills is structured so that we earn our primary income in fees paid by Seven Hills to our paperboard division, which we record in our Paperboard segment income. The gains and losses that we recognize from Seven Hills are based on how the mill performs versus benchmark performance standards. The favorable increases compared to the prior year quarter and the prior year six-month period were due to increased production levels and operational efficiencies in the current year quarter.

We have agreed with Lafarge, our partner in the Seven Hills joint venture, to enter into arbitration with respect to the price of gypsum paperboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The arbitration will also determine amounts that we are entitled to recover from Seven Hills for certain services that we rendered to Seven Hills during that period. The arbitration commenced during the second quarter of fiscal 2005. While we are unable to predict with certainty the outcome of the arbitration, management believes that it is unlikely that the final determination will materially adversely affect our financial results.

Interest Expense

Interest expense for the second quarter of fiscal 2005 increased 15.3% to $6.8 million from $5.9 million for the same quarter last year. The increase was primarily attributable to increased interest rates, net of swaps, which we believe increased interest expense by $1.4 million. This increase in rates was partially offset by a decrease in our average outstanding borrowings, which we believe lowered interest expense by approximately $0.5 million.

Interest expense for the six months ended March 31, 2005 increased 12.3% to $13.2 million from $11.8 million for the same quarter last year. The increase was primarily attributable to increased interest rates, net of swaps, which we believe increased interest expense by $2.4 million. This increase in rates was partially offset by a decrease in our average outstanding borrowings, which we believe lowered interest expense by approximately $1.0 million.

Provision for Income Taxes

We recorded income tax expense of $0.4 million for the second quarter of fiscal 2005 compared to income tax expense of $1.8 million for the same quarter last year. Our effective income tax rate for the second quarter of fiscal 2005 is higher than our 38.0% effective income tax rate for the second quarter of fiscal 2004 primarily due to the impact of non-taxable and other items compared to pre-tax income.

We recorded income tax expense of $1.8 million for the six months ended March 31, 2005 compared to income tax expense of $4.6 million for the six months ended March 31, 2004. The fiscal 2005 tax provision is in excess of our normal provision primarily due to an adjustment of $0.6 million related to the Athens corrugator acquisition. Due to this adjustment, our effective income tax rate for the six month period ended March 31, 2005 is higher than our 38.9% effective income tax rate for the comparable period in fiscal 2004. We estimate that the annual marginal effective income tax rate as of the quarter ended March 31, 2005, was approximately 38%.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (which we refer to as the “Jobs Creation Act”). The Jobs Creation Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Creation Act. As such, we are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $15 million, with the respective tax liability ranging from $0 to $0.8 million. We expect to be in a position to finalize our assessment by June 1, 2005.

Discontinued Operations

We recorded a loss from discontinued operations, net of tax, of $0.1 million in the second quarter of fiscal 2004. Income from discontinued operations, net of tax, was $7.6 million for the six months ended March 31, 2004, primarily as a result of the gain recorded on the sale of the plastic packaging products division. In the first quarter of fiscal 2004, we completed the sale of our plastic packaging products division and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the acquisition of Cartem Wilco in January 2003. We received cash proceeds of $59.0 million from the plastic packaging products division transaction. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the condensed consolidated statements of income for all periods presented.

Net Income (Loss)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2004	$11.9	$2.9	$14.8	$(3.7)	$6.5	$17.6
(% of Net Sales)	3.2%	0.7%	1.9%	(0.9)%	1.6%	1.1%
2005	$0.5	$0.2	$0.7	—	—
(% of Net Sales)	0.1%	0.1%	0.1%	—	—

Net income in the second quarter of fiscal 2005 and 2004 included pre-tax restructuring and other costs of $2.7 million and $5.6 million, respectively. The second quarter of fiscal 2004 included a loss from discontinued operations of $0.1 million.

Net income in the six months ended March 31, 2005 and 2004 included pre-tax restructuring and other costs of $3.2 million and $5.7 million, respectively. The six months ended March 31, 2004 included income from discontinued operations of $7.6 million primarily from the sale of our plastic packaging products division.

For a discussion of factors that impacted our restructuring and other costs, see the disclosure included above under the heading “Results of Operations (Consolidated) – Restructuring and Other Costs.”

Earnings Per Common and Common Equivalent Share

	First	Second	Six Months	Third	Fourth	Fiscal
	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2004	$0.34	$0.08	$0.42	$(0.11)	$0.18	$0.50
2005	$0.01	$0.01	$0.02	—	—

For a discussion of factors that impacted our earnings per common and common equivalent dollars per share, see the disclosure included above under the heading “Results of Operations (Consolidated) – Net Income.”

Results of Operations (Segment Data)

Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$208.9	$7.0	3.4%
Second Quarter	231.7	10.2	4.4

Six Months Ended 3/31	440.6	17.2	3.9
Third Quarter	231.6	11.8	5.1
Fourth Quarter	235.9	9.0	3.8

Fiscal 2004	$908.1	$38.0	4.2%

First Quarter Fiscal 2005	$221.8	$5.3	2.4%
Second Quarter Fiscal 2005	218.8	5.7	2.6

Six Months Ended 3/31	$440.6	$11.0	2.5%

Net Sales (Packaging Products Segment)

The 5.6% decrease in net sales for the Packaging Products segment for the second quarter of fiscal 2005 compared to the prior year quarter was primarily due to a 8.1% decrease in folding carton net sales that resulted primarily from the loss of some business we expected to lose after the closure of our St. Paul folding carton facility in January 2005 and some anticipated customer attrition. Net sales in our interior packaging division increased 10.2% during the second quarter of fiscal 2005 compared to the same period last year due to a combination of higher prices and increased volume.

Net sales for the Packaging Products segment for the six months ended March 31, 2005 were flat compared to the prior year period. Folding carton sales decreased 1.3% in the six month period this year compared to the comparable period last year due to weaker than expected volumes. During the second quarter, competitive pricing pressure continued to significantly reduce the contribution from volume. A combination of higher prices and increased volume resulted in a 7.4% increase in interior packaging division net sales during the six months ended March 31, 2005 compared to the same period last year.

Operating Income (Packaging Products Segment)

Operating income attributable to the Packaging Products segment for the quarter ended March 31, 2005, decreased 43.9% compared to the prior year quarter. The decrease in operating income for the segment was primarily due to increased material costs. Additionally, operating income for the segment was decreased by increased group insurance expense of $1.0 million, increased freight expense of $0.3 million primarily due to increased fuel surcharges, and foreign currency transaction risk due to our packaging products operations in Canada. The impact for the quarter ended March 31, 2005, compared to the same period last year increased costs of goods sold by $0.2 million. Partially offsetting those costs were a $0.7 million decrease in bad debt expense resulting from lower total exposure to and improvements in the credit quality of several customers, decreased workers’ compensation of $0.8 million, decreased pension expense of $0.2 million, decreased bonus expense of $0.6 million and decreased sales commissions of $0.3 million due to the mix of commissionable sales.

Operating income attributable to the Packaging Products segment for the six months ended March 31, 2005, decreased 36.2% compared to the prior year period. The decrease in operating income for the segment was primarily due to increased material costs, lower sales and margins, and a $1.7 million pre-tax operating loss at our St. Paul, Minnesota, folding carton plant we incurred as we prepared to close the facility in January 2005. Additionally, operating income for the segment was decreased by increased group insurance expense of $1.7 million, increased freight expense of $1.1 million primarily due to increased fuel surcharges, and foreign currency transaction risk due to our packaging products operations in Canada. The impact for the quarter ended March 31, 2005, compared to the same period last year increased costs of goods sold by $0.5 million. Partially offsetting those costs were a $1.0 million decrease in bad debt expense resulting from lower total exposure to and improvements in the credit quality of several customers, decreased workers’ compensation of $1.0 million, decreased pension expense of $0.6 million, decreased bonus expense of $0.5 million and decreased sales commissions of $0.6 million due to the mix of commissionable sales.

Merchandising Displays and Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$73.5	$5.9	8.1%
Second Quarter	77.5	7.5	9.7

Six Months Ended 3/31	151.0	13.4	8.9
Third Quarter	75.8	6.1	8.0
Fourth Quarter	91.5	9.6	10.4

Fiscal 2004	$318.3	$29.1	9.1%

First Quarter Fiscal 2005	$79.5	$2.7	3.4%
Second Quarter Fiscal 2005	86.1	4.8	5.6

Six Months Ended 3/31	$165.6	$7.5	4.5%

Net Sales (Merchandising Displays and Corrugated Packaging Segment)

The 11.2% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the second quarter of fiscal 2005 compared to the prior year quarter resulted primarily from a 41.5% increase in net sales at our corrugated packaging division primarily due to the acquisition of the Athens corrugator in August 2004. Athens had net sales of $7.9 million, including some business that we shifted to the Athens corrugator from our corrugator in Norcross, Georgia. Net sales of merchandising displays increased by 1.2% during the same period despite pricing pressure due to the shift in customer mix and continued competitive bids for new and renewal business.

The 9.7% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the six months ended March 31, 2005 compared to the prior year period resulted primarily from a 45.6% increase in net sales at our corrugated packaging division primarily due to the acquisition of the Athens corrugator. Athens had net sales of $14.2 million, including some business that we shifted to the Athens corrugator from our Norcross corrugator. Net sales of merchandising displays decreased by 2.0% due to pricing pressure due to the shift in customer mix and continued competitive bids for new and renewal business.

Operating Income (Merchandising Displays and Corrugated Packaging Segment)

Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the second quarter of fiscal 2005 decreased 35.6% compared to the prior year quarter. Operating income decreased due to increased material costs, primarily for permanent displays, and margin pressure due to the shift in customer mix and continued competitive bids for new and renewal business and a pre-tax loss of $0.3 million at our newly acquired Athens corrugator, which we continue to integrate into our operations. Operating income from the Athens corrugator was essentially breakeven at the end of the second quarter of fiscal 2005. We expect the Athens corrugator to be profitable during the remaining six months of the fiscal year. Operating income in the segment was improved by decreased employee bonus expense of $0.4 million, primarily in our merchandising displays division, decreased sales commissions of $0.2 million due to the mix of commissionable sales, and decreased workers’ compensation expense of $0.2 million. Operating income for the segment was decreased by increased freight expense of $0.6 million primarily due to increased fuel surcharges, and increased group insurance expense of $0.2 million.

Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the six months ended March 31, 2005, decreased 44.0% compared to the prior year period due to increased material costs (primarily for permanent displays) and a pre-tax loss of $0.7 million at our Athens corrugator. Operating income in the segment was improved by decreased employee bonus expense of $0.8 million, primarily in our merchandising displays division, decreased bad debt expense of $0.3 million due to a change in the credit quality of several customers, decreased pension expense of $0.3 million, decreased sales commissions of $0.5 million due to the reduction in the mix of commissionable sales, and decreased workers’ compensation expense of $0.3 million. Operating income for the segment was decreased by increased freight expense of $1.1 million, primarily due to increased fuel surcharges, and increased group insurance expense of $0.3 million.

Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and	Average
				Specialty	Coated and			Weighted
				Recycled	Specialty		Average	Average
				Paperboard	Recycled	Corrugated	Corrugated	Recovered
	Net Sales	Operating		Tons	Paperboard	Medium Tons	Medium	Paper
	(Aggregate)	Income	Return	Shipped (a)	Price (a)	Shipped	Price	Cost
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(Per Ton)	(In Thousands)	(Per Ton)	(Per Ton)
First Quarter	$128.3	$3.1	2.4%	230.7	$440	43.9	$331	$86
Second Quarter	136.1	2.4	1.7	248.8	439	42.9	341	94

Six Months Ended 3/31	264.4	5.5	2.1	479.5	439	86.8	336	90
Third Quarter	138.6	2.6	1.9	248.0	456	44.7	350	107
Fourth Quarter	136.9	7.6	5.6	224.9	470	46.1	383	105

Fiscal 2004	$539.9	$15.7	2.9%	952.4	$451	177.6	$352	$98

First Quarter Fiscal 2005	$128.7	$4.4	3.4%	210.6	$482	42.7	$394	$102
Second Quarter Fiscal 2005	131.8	3.6	2.8	209.7	487	45.2	405	103

Six Months Ended 3/31	$260.5	$8.0	3.1%	420.3	$485	87.9	$400	$103

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

Net Sales (Paperboard Segment)

Our Paperboard segment net sales in the second quarter of fiscal 2005 decreased 3.2% compared to the second quarter of fiscal 2004. Laminated paperboard operation net sales declined $7.6 million primarily due to the actions we took in fiscal 2004 to exit operations that were no longer cash flow positive. In our paperboard division, average paperboard prices were up $48 per ton compared to the same period last year. The effect of the higher sales price during the period was more than offset by a decrease in tons shipped by our clay-coated and specialty paperboard mills. The weak demand we disclosed had occurred in the first quarter of fiscal 2005 continued to be present in the earlier part of the second quarter of fiscal 2005. Although demand increased somewhat during the last half of the second quarter of fiscal 2005, demand did not return to the somewhat stronger seasonal levels that we experienced in the second quarter of fiscal 2004. Paperboard tons shipped in the second quarter of fiscal 2005 for the segment decreased to 254,934 tons from 291,685 tons shipped in the same quarter last year, a 12.6% decrease. The decrease was primarily due to the shutdown in January 2005 of our Otsego, Michigan, mill that accounted for 8.2% of the tons in the second quarter of fiscal 2004. Net sales in our recycled fiber division increased 21.1% due to a combination of increased fiber prices and higher volumes.

Our Paperboard segment net sales in the six months ended March 31, 2005 decreased 1.5% compared to the same period last year. Laminated paperboard operation net sales declined $16.7 million primarily due to the actions we took in fiscal 2004 to exit operations that were no longer cash flow positive. In our paperboard division, average paperboard prices were up $46 per ton compared to the same period last year. The effect of the higher sales price during the period was more than offset by a decrease in tons shipped by our clay-coated and specialty paperboard mills. Demand was weak in the six months ended March 31, 2005 compared to the comparable prior year period. Paperboard tons shipped in the six months ended March 31, 2005 decreased to 508,191 tons from 566,275 tons shipped in the same period last year, a 10.3% decrease. The decrease was primarily due to the shutdown of our Otsego, Michigan, mill that accounted for 8.5% of the tons during the prior year period. Net sales in our recycled fiber division increased 31.9% due to a combination of increased fiber prices and higher volumes.

Operating Income (Paperboard Segment)

Operating income attributable to the Paperboard segment for the second quarter of fiscal 2005 increased 54.6% compared to the prior year quarter despite the decreased net sales discussed above. In our recycled paperboard mills, average paperboard selling prices increased $48 per ton which more than offset the increased aggregate cost of recycled fiber, energy, chemical and freight of $28 per ton during the same period as the previously announced price increases allowed us to begin recovering cost increases we have been absorbing. The average selling price increased net sales $12.0 million and was partially offset by higher fiber costs of $2.3 million, increased energy costs of $1.7 million, increased freight costs of $2.4 million, and increased chemical costs of $0.6 million. Our recycled paperboard mills operated at 95% of capacity, down from 98% in second quarter of fiscal 2004. Our mills’ production came up very slowly after the annual holiday shutdown in fiscal 2005. Operating income in our recycled fiber division decreased 67.7% for the second quarter of fiscal 2004 compared to the prior year quarter despite increased volumes due primarily to fiber selling prices falling during the period more quickly than raw material purchase prices fell. Operating income in the segment also reflected the elimination of losses at the laminated paperboard products operations and at our Otsego, Michigan, specialty recycled paperboard mill, both of which we closed in fiscal 2004. Operating income in the segment was improved by a $0.7 million decrease in bad debt expense resulting from lower total exposure to and improvements in the credit quality of several customers, decreased employee bonus expense of $0.2 million, decreased pension expense of $0.3 million, and reduced SG&A salaries due to the paperboard division consolidation performed last year. Partially offsetting those reductions was increased group insurance expense of $0.3 million.

Operating income attributable to the Paperboard segment for the six months ended March 31, 2005 increased 45.8% compared to the prior year period despite the decreased net sales discussed above. In our recycled paperboard mills, average paperboard selling prices increased $46 per ton, which more than offset the increased aggregate cost of recycled fiber, energy, chemical and freight of $31 per ton. The average selling price increased net sales $23.1 million and was partially offset by higher fiber costs of $6.3 million, increased energy costs of $3.4 million, increased freight costs of $4.7 million, and increased chemical costs of $0.9 million. Our recycled paperboard mills operated at 93% of capacity, down from 95% in the first half of fiscal 2004. Operating income in our recycled fiber division decreased 19.6% in the first half of fiscal 2005 compared to the comparable prior year period despite increased volumes due primarily to fiber selling prices falling more quickly during the period than raw material purchase prices fell. Operating income in the segment also reflected the elimination of losses at the laminated paperboard products operations and at our Otsego, Michigan, specialty recycled paperboard mill, both of which we closed in fiscal 2004. Operating income in the segment was improved by a $0.6 million decrease in bad debt expense resulting from lower total exposure to and improvements in the credit quality of several customers, decreased employee bonus expense of $0.2 million, decreased pension expense of $0.6 million, and reduced SG&A salaries due to the paperboard division consolidation performed last year. Partially offsetting those reductions was increased group insurance expense of $0.7 million.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed asset securitization facility and bank credit facilities, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.

Cash and cash equivalents and investment in marketable securities were $28.5 million and $31.2 million, respectively, at March 31, 2005, compared with $28.7 million and $28.2 million, respectively, at September 30, 2004 an aggregate increase of $2.8 million. Our debt balance at March 31, 2005, was $465.8 million compared with $484.1 million on September 30, 2004, a decrease of $18.3 million, which was impacted by the change in the net fair value of hedge adjustments resulting from terminated and existing interest rate derivatives or swaps. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein, which includes the components of debt. We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In May 2005, we paid $4.2 million to terminate $200  of long-term interest rate swaps because we view market conditions to be favorable and consistent with our fixed and floating interest rate mix objectives. We have a revolving credit facility under which we have aggregate borrowing capacity of $75.0 million through June 30, 2006. At March 31, 2005 due to the restrictive covenants on the revolving credit facility, maximum available borrowings under this facility were approximately $23.5 million assuming no outstanding balance under our Asset Securitization Facility. We also have a 364-day receivables-backed Asset Securitization Facility under which we have aggregate borrowing capacity of $75.0 million through May 1, 2006. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein. Borrowing availability under this facility, which is based on the eligible underlying secured assets as of March 31, 2005, was approximately $74 million. Combined borrowing available under the Asset Securitization Facility and the revolving credit facility was approximately $23.5 million as of March 31, 2005, unless the entire borrowing was under the Asset Securitization Facility, in which event it was approximately $74 million as of that date. At March 31, 2005 and September 30, 2004, we had no borrowings under our Asset Securitization Facility or the revolving credit facility.

Net cash provided by operating activities during the six months ending March 31, 2005 was $36.6 million compared to $35.2 million for the comparable period in the prior year. This change was primarily due to a reduction in accounts receivable, mostly offset by decreases in accounts payable, accrued liabilities and lower net income.

Net cash used for investing activities during the six months ended March 31, 2005 was $23.0 million, compared to net cash provided by investing activities of $7.9 million in the same period last year. In the six months of fiscal 2005, the net cash used for investing activities consisted primarily of $22.5 million of capital expenditures, net purchases of $3.0 million of marketable securities that were partially offset by proceeds from the sale of property, plant and equipment of $2.5 million, which consisted primarily of our previously closed Wright City, Missouri, laminated paperboard converting facility. In the first six months of fiscal 2004, the net cash provided by investing activities consisted primarily of $59.0 million that we received from the sale of the plastic packaging products division, $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities, and $5.2 million of proceeds from the sale of property, plant and equipment, primarily from the sale of our Mundelein, Illinois, merchandising display facility site. These amounts were partially offset by $30.3 million of capital expenditures, and net purchases of $27.6 million of marketable securities.

Net cash used in financing activities was $14.0 million for the six months ended March 31, 2005, compared with a use of $12.1 in the comparable prior-year period. In the six months of fiscal 2005, net cash used consisted primarily of debt repayments and cash dividends paid to shareholders which were partially offset by the issuance of common stock. Net cash used in financing activities for the six months ended March 31, 2004, primarily consisted of debt repayments and cash dividends paid to the shareholders, partially offset by the proceeds from monetizing swap contracts and the issuance of common stock.

We estimate that our capital expenditures will aggregate approximately $50 to $55 million in fiscal 2005. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, building expansions and improvements, and maintenance capital. We believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2005 could be higher than currently anticipated.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of the current portion of long term debt for the foreseeable future from cash generated from operations, borrowings under our revolving credit facility and receivables-backed Asset Securitization Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing. We plan to finance the purchase of Gulf States’ GSPP business, including the costs of the transaction, with approximately $50 million of cash and cash equivalents and the sale of investments in marketable securities on hand and approximately $510 million of proceeds from new bank credit facilities that we plan to enter into in a financing to be led by Wachovia Capital Markets LLC, SunTrust Capital Markets Inc. and Banc of America Securities LLC.

Contractual Obligations

We summarize in the following table our enforceable and legally binding purchase obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table (in millions). For a discussion of our other contractual obligations at September 30, 2004, see the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in our Fiscal 2004 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, these other obligations have not changed materially since September 30, 2004.

	Payments Due by Period
		Remaining	Fiscal	Fiscal
Contractual Obligations	Total	Fiscal 2005	2006 & 2007	2008 & 2009	Thereafter
Purchase obligations (a) (b)	$148.7	$48.0	$81.8	$18.7	$0.2

(a)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	Under the terms of the joint venture agreement, Lafarge has the option to terminate the joint venture and put to us, at an amount determined by a formula, its interest in Seven Hills at any time on March 29, 2008, and annually thereafter, by delivering two years’ prior notice. If Lafarge were to elect to exercise its right to put to us its ownership interest in Seven Hills effective on March 29th of any year beginning in 2008, the purchase price would be less than 40% of Lafarge’s equity currently invested in the operation. We have included an estimation of this contingent obligation in the table above under the column “Fiscal 2008 & 2009” based on financial information available to us as of March 31, 2005.

New Accounting Standards

See “Note 3. New Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Forward-Looking Statements

Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; our ability to enter into amended or new credit facilities; ongoing litigation or other dispute resolution proceedings, including the timing and outcome of such proceedings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2005; the cost and other effects of complying with governmental laws and regulations and the timing of such costs, including the Section 404 Rules; income tax rates; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our ability to support higher levels of capital expenditures under certain circumstances; our estimates and assumptions regarding our pending acquisition of the GSPP business, including the anticipated closing date and the terms, amount, timing and availability of anticipated financing for the acquisition; actions of the credit rating agencies; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, whether and when the pending purchase will be approved and will close; the availability of financing; results and impacts of the pending purchase; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; year-end inventory levels and costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are currently dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business - Forward-Looking Information and Risk Factors” in our Fiscal 2004 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of fixed and floating rate debt at March 31, 2005 and September 30, 2004, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our annual interest expense would increase by $3.0 million and $3.1 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rate increase on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment. Due to a change in our mix of fixed and floating rate debt subsequent to the end of the quarter, at May 9, 2005, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our annual interest expense would increase by $1.0 million.

For a discussion of certain of the other market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2004 Form 10-K. Other than the interest rate risk discussed above, there have been no significant developments with respect to exposures to market risk.

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

Changes in Internal Control Over Financial Reporting

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We hold a substantial number of patents and pending patent applications in the United States and in certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our various operations, as well as certain process and methods patents and patent applications relating to our paperboard operations. Certain of our patents and other intellectual property are supported by trademarks such as MillMask®, Millennium Board®, AdvantaEdge®, BlueCuda®, BillBoard®, CitruSaver®, DuraframeTM, DuraFreezeTM, ProduSaver® and WineGuard®. Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

One of our patents (U.S. Patent Number 6,430,467) and several pending patent applications relate to centralized packaging of case-ready meat. We previously disclosed in our Fiscal 2004 form 10-K that there was a legal proceeding pending pursuant to which, among other things, we were seeking to enjoin certain parties from infringing our U.S. Patent Number 6,430,467 and to recover damages suffered by us as a result of the infringement. The court in the patent infringement lawsuit granted a motion by some of the opposing parties for summary judgment of alleged patent invalidity and dismissed those actions. The opposing parties moved to vacate the judgment dismissing the action in order to reinstate their counterclaims for alleged patent unenforceability. We opposed the motion. The opposing parties have not yet filed their reply brief. We filed a Notice of Appeal appealing to the United States Court of Appeals for the Federal Circuit from the court’s judgment and order granting the opposing parties summary judgment of alleged patent invalidity. In the only remaining action, the opposing party’s claims of alleged patent unenforceability and alleged tortious interference are still pending.

We are currently evaluating our options with respect to U.S. Patent Number 6,430,467. We can make no assurances that any of our subsequent efforts, including our pending appeal, with respect to U.S. Patent Number 6,430,467 will be successful. We can make no assurances that the outcome of any pending legal or administrative proceedings with respect to U.S. Patent Number 6,430,467 and pending patent applications related to centralized packaging of case-ready meat will be favorable to us, that we will be able to successfully enforce our claims in these proceedings, or that thereafter we will be able to successfully enforce U.S. Patent Number 6,430,467 or any subsequently issued pending patent application related to centralized packaging of case-ready meat.

For more information on our patents and this legal proceeding, please see Item 1 “Business - Patents and Other Intellectual Property” in our Fiscal 2004 Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on January 28, 2005 at which we submitted several matters to a vote of our shareholders:

(a) Election of Directors

Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2008 were as follows:

	For	Withheld
J. Hyatt Brown	23,348,692	5,191,433
Russell M. Currey	23,819,085	4,721,040
G. Stephen Felker	23,198,109	5,342,016

Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2006	Term expiring in 2007
John D. Hopkins	Stephen G. Anderson
James W. Johnson	Robert B. Currey
James A. Rubright	L. L. Gellerstedt, III
James E. Young	John W. Spiegel

(b) Other Matters

Votes cast for or against, as well as the number of abstentions and broker non-votes regarding each other matter voted upon at the meeting, were as follows:

	For	Against	Abstain	Broker Non-Vote
Adoption and Approval of 2004 Incentive Stock Plan	19,645,287	5,683,194	627,018	2,584,626

Item 6. EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY (Registrant)

Date: May 10, 2005	By:	/s/ Steven C. Voorhees

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