Form 10-Q
period 2005-06-30
Rock-Tenn CO
filed 2005-08-09
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑           No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2005

Class A Common Stock, $0.01 par value	36,227,887

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net sales	$424,679	$397,281	$1,204,834	$1,163,391
Cost of goods sold	351,927	331,403	1,017,079	967,453

Gross profit	72,752	65,878	187,755	195,938
Selling, general and administrative expenses	50,605	48,583	145,572	147,980
Restructuring and other costs, net	777	21,317	3,977	27,065

Operating profit (loss)	21,370	(4,022)	38,206	20,893
Interest expense	(9,045)	(5,907)	(22,264)	(17,682)
Interest and other income (loss)	299	(478)	399	(274)
Income (loss) from unconsolidated joint venture	(1,391)	288	(1,048)	155
Minority interest in income of consolidated subsidiaries	(1,475)	(1,036)	(3,043)	(2,512)

Income (loss) from continuing operations before income taxes	9,758	(11,155)	12,250	580
Benefit for income taxes	(2,224)	(7,079)	(454)	(2,519)

Income (loss) from continuing operations	11,982	(4,076)	12,704	3,099
Income from discontinued operations (net of $168 and $4,834 income taxes)	—	350	—	7,964

Net income (loss)	$11,982	$(3,726)	$12,704	$11,063

Weighted average number of common and common equivalent shares outstanding	35,919	34,966	35,911	35,408

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$(0.12)	$0.36	$0.09

Net income (loss)	$0.34	$(0.11)	$0.36	$0.32

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.33	$(0.12)	$0.35	$0.09

Net income (loss)	$0.33	$(0.11)	$0.35	$0.31

Cash dividends per common share	$0.09	$0.085	$0.27	$0.255

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Per Share Data)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,295	$28,661
Investment in marketable securities	—	28,230
Accounts receivable (net of allowances of $5,530 and $6,431)	201,344	177,378
Inventories	208,732	127,359
Other current assets	32,903	22,286
Current assets held for sale	160	1,526

Total current assets	470,434	385,440

Property, plant and equipment at cost:
Land and buildings	265,210	221,338
Machinery and equipment	1,277,301	955,315
Transportation equipment	10,719	9,034
Leasehold improvements	6,125	6,043

	1,559,355	1,191,730
Less accumulated depreciation and amortization	(665,372)	(638,927)

Net property, plant and equipment	893,983	552,803
Goodwill	355,216	297,060
Intangibles, net	63,097	19,014
Other assets	27,383	29,496

	$1,810,113	$1,283,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$135,308	$83,906
Hedge adjustments resulting from terminated interest rate derivatives or swaps	192	2,148
Hedge adjustments resulting from existing interest rate derivatives or swaps	(99)	(294)

Total current portion of debt	135,401	85,760
Accounts payable	109,292	94,483
Accrued compensation and benefits	49,137	48,751
Other current liabilities	58,176	40,522

Total current liabilities	352,006	269,516

Long-term debt due after one year	801,104	381,694
Hedge adjustments resulting from terminated interest rate derivatives or swaps	12,693	19,087
Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(2,480)

Total long-term debt, less current maturities	813,797	398,301
Deferred income taxes	89,227	84,947
Minority interest	19,313	7,452
Other long-term items	85,220	85,996
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 36,138,804 and 35,640,784 shares outstanding at June 30, 2005 and September 30, 2004, respectively	361	356
Capital in excess of par value	164,626	159,012
Deferred compensation	(4,452)	(3,795)
Retained earnings	324,402	321,557
Accumulated other comprehensive loss	(34,387)	(39,529)

Total shareholders’ equity	450,550	437,601

	$1,810,113	$1,283,813

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands, Except Per Share Data)

	Nine Months Ended
	June 30,	June 30,
	2005	2004
Operating activities:
Income from continuing operations	$12,704	$3,099
Items in income not affecting cash:
Depreciation and amortization	57,523	55,546
Deferred income taxes	1,961	(3,320)
Income tax benefit of employee stock options	127	401
Loss on bond repurchase	—	872
Amortization of deferred compensation expense	1,247	1,011
Gain on disposal of plant and equipment and other, net	(1,701)	(2,121)
Minority interest in income of consolidated subsidiaries	3,043	2,512
(Income) loss from unconsolidated joint venture	1,048	(155)
Pension funding (more) less than expense	4,514	(7,269)
Impairment loss and other non-cash items	(74)	25,799
(Gain) loss on foreign currency transactions	246	(471)
Change in operating assets and liabilities:
Accounts receivable	20,361	(5,607)
Inventories	886	(6,842)
Other assets	(3,829)	(2,653)
Accounts payable	(2,236)	(4,253)
Accrued liabilities	2,905	(814)

Cash provided by operating activities from continuing operations	98,725	55,735
Cash provided by operating activities from discontinued operations	—	373

Net cash provided by operating activities	98,725	56,108

Investing activities:
Capital expenditures	(34,194)	(48,613)
Purchases of marketable securities	(195,250)	(248,410)
Maturities and sales of marketable securities	223,480	227,280
Cash paid for purchase of businesses, net of cash received	(553,968)	(1,287)
Cash contributed to joint venture	(49)	(147)
Proceeds from sale of property, plant and equipment	5,312	5,427

Cash used for investing activities from continuing operations	(554,669)	(65,750)
Cash provided by investing activities of discontinued operations	—	61,916

Net cash used for investing activities	(554,669)	(3,834)

Financing activities:
Additions of revolving credit facilities	170,000	—
Repayments of revolving credit facilities	—	(3,500)
Additions to debt	310,500	—
Repayments of debt	(9,817)	(32,495)
Proceeds from monetizing swap contracts	—	4,074
Payment on termination of swap contracts	(4,245)	—
Debt issuance costs	(3,874)	(27)
Issuances of common stock	3,662	5,699
Purchases of common stock	(244)	—
Cash dividends paid to shareholders	(9,688)	(8,966)
Distribution to minority interest	(1,925)	(1,575)

Cash provided by (used for) financing activities	454,369	(36,790)
Effect of exchange rate changes on cash	209	402

Increase (decrease) in cash and cash equivalents	(1,366)	15,886
Cash and cash equivalents at beginning of period	28,661	14,173

Cash and cash equivalents at end of period	$27,295	$30,059

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4,090	$12,248
Interest, net of amounts capitalized	14,914	17,456
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:
On June 6, 2005 we acquired from Gulf States Paper Corporation and certain of its related entities (which we refer to collectively as “Gulf States”) substantially all of the assets of Gulf States’ Pulp and Paperboard and Paperboard Packaging (which we refer to as “GSPP”) operations and assumed certain of Gulf States’ related liabilities. We refer to this transaction collectively as the “GSPP Acquisition.” In the third quarter of fiscal 2005, we paid an aggregate purchase price of $553.9 million, which included an estimated $57.1 million of goodwill. The purchase price of the transaction is subject to adjustment based on the amount of working capital delivered to us as agreed with Gulf States. The numbers in the table below also include minor working capital settlement and final appraisal adjustments for our Athens Corrugator acquisition in fiscal 2004.
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
In conjunction with these acquisitions, we assumed the following liabilities (in thousands):

	Nine Months Ended
	June 30,	June 30,
	2005	2004
Fair value of assets acquired, including goodwill	$588,878	$1,287
Cash paid	553,968	1,287

Liabilities assumed	$34,910	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2005
(Unaudited)
Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS” and GSD Packaging, LLC , which we refer to as “GSD.” We own 65% of RTS and conduct our interior packaging products business through RTS. We own 60% of GSD and conduct folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements. All references in the accompanying financial statements and this Quarterly Report on Form 10-Q to aggregated data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill. We exclude that data because the Aurora operation is materially different. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora recycled paperboard mill.
Note 1. Interim Financial Statements
Our independent auditors have not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2004 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2005 and 2004, our financial position at June 30, 2005 and September 30, 2004, and our cash flows for the nine months ended June 30, 2005 and 2004.
We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “Fiscal 2004 Form 10-K”).
The results for the three and nine months ended June 30, 2005 are not necessarily indicative of results that may be expected for the full year.
We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.
Marketable Securities
Beginning in the first quarter of fiscal 2004, we acquired auction rate securities and classified them as cash and cash equivalents in our balance sheet. During the second quarter of fiscal 2005, we reclassified all of our auction rate securities as marketable securities. These investments generally have long-term maturities of up to 30 years, but have certain characteristics of short-term investments due to an interest rate setting mechanism and the ability to liquidate them through an auction process that occurs on intervals of approximately 30 days. Our intent in holding these securities is to have the cash available for current operations. We purchased these high quality securities because they offer better rates than other short-term vehicles. Therefore, we classify these investments as short-term and as available-for-sale due to management’s intent. This reclassification did not affect our net income or results of operations. The reclassification of the securities as marketable securities did not, and the purchase and sale of the securities does not, impact cash provided by operating activities on our condensed consolidated statements of cash flows included herein. In the third quarter of fiscal 2005, we sold these securities.

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
Note 2. Summary of Significant Accounting Policies
For a discussion of our significant accounting policies, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of our Fiscal 2004 Form 10-K. As of the date hereof, other than the Repair and Maintenance Costs noted below, there have been no significant developments with respect to significant accounting policies since September 30, 2004.
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
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of income taxes, self-insurance and restructuring. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
Repair and Maintenance Costs
We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably until the next major maintenance activity. The Demopolis, Alabama, mill, which we acquired as part of the GSPP Acquisition, is the only facility that currently conducts annual planned major maintenance activities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 3. New Accounting Standards
In June 2005, the Financial Accounting Standards Board (which we refer to as the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (which we refer to as “SFAS 154”). SFAS 154 will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (which we refer to as “APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.
Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (which we refer to as “SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. After the effective date, pro forma disclosure will no longer be an alternative.
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
We have not yet made a decision as to which method we will use to adopt SFAS 123(R).
We currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for share based payments. Our adoption of SFAS 123(R)’s fair value method will likely have a significant impact on our results of operations, although it will have no impact on our overall financial condition. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the amounts disclosed in “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of our Fiscal 2004 Form 10-K. The pro forma stock-based employee compensation expense was $2.7 million, $2.9 million, and $3.1 million, net of taxes, in fiscal 2004, 2003, and 2002, respectively. SFAS 123(R) will also require us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows we recognized in prior periods for such excess tax deductions were $0.4 million, $1.0 million, and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note 4. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income (loss)	$11,982	$(3,726)	$12,704	$11,063

Foreign currency translation adjustment	(1,815)	(2,369)	4,790	1,822
Unrealized gain (loss) on derivative instruments	65	(210)	352	(182)

Total other comprehensive income (loss)	(1,750)	(2,579)	5,142	1,640

Comprehensive income (loss)	$10,232	$(6,305)	$17,846	$12,703

The change in other comprehensive income was primarily due to the change in the Canadian/U.S. dollar exchange rate. The numbers that follow are the Canadian dollar equivalent of one U.S. dollar. The third quarter of fiscal 2005 was impacted as the exchange rate moved to 1.2250 at June 30, 2005 from 1.2099 at March 31, 2005. The third quarter of fiscal 2004 was impacted as the exchange rate moved to 1.3339 at June 30, 2004 from 1.3111 at March 31, 2004.
The nine months ended June 30, 2005 was impacted as the exchange rate moved to 1.2250 at June 30, 2005 from 1.2614 at September 30, 2004. The nine months ended June 30, 2004 was impacted as the exchange rate moved to 1.3339 at June 30, 2004 from 1.3493 at September 30, 2003.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$11,982	$(4,076)	$12,704	$3,099
Income from discontinued operations, net of tax	—	350	—	7,964

Net income (loss)	$11,982	$(3,726)	$12,704	$11,063

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	35,542	34,966	35,425	34,835
Effect of dilutive stock options and restricted stock awards	377	—	486	573

Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions	35,919	34,966	35,911	35,408

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$(0.12)	$0.36	$0.09
Income from discontinued operations, net of tax	—	0.01	—	0.23

Net income (loss) per share – basic	$0.34	$(0.11)	$0.36	$0.32

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.33	$(0.12)	$0.35	$0.09
Income from discontinued operations, net of tax	—	0.01	—	0.22

Net income (loss) per share – diluted	$0.33	$(0.11)	$0.35	$0.31

We had a net loss from continuing operations for the three months ended June 30, 2004. In calculating loss per share for that period, we have not included the dilutive effect of stock options and awards in the denominator because the effect would be antidilutive. There were 542 shares of dilutive stock options and awards excluded from the denominator for the three months ended June 30, 2004.
Note 6. Acquisitions, Restructuring and Other Costs
Summary of Acquisitions
On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets operations and assumed certain of Gulf States’ related liabilities. We have included the results of GSPP’s operations in our consolidated financial statements since that date. GSPP operates a solid bleached sulphate paperboard mill and 11 folding carton plants, serving primarily food packaging, food service and pharmaceutical and health and beauty markets. GSPP’s bleached paperboard mill and folding carton plants focus on major food and food service markets and complement Rock-Tenn’s existing business. This combination enhances Rock-Tenn’s ability to serve its North American customers across its diverse product lines. The transaction also provides opportunities to reduce costs and increase capabilities. As a result of the GSPP Acquisition, Rock-Tenn is the second largest folding carton producer in North America with leading positions in recycled and bleached paperboard.
The aggregate purchase price for the GSPP Acquisition was $553.9 million, net of cash received of $0.7 million, including various fees and expenses. The purchase price is subject to adjustment based on the amount of working capital delivered to us as agreed with Gulf States.
Included in the GSPP assets is a 60% interest in GSD, a joint venture with Dopaco, Inc., (which we refer to as “Dopaco”) that was formed in 1998 to manufacture and sell food pail products. We have concluded that GSD is a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
variable interest entity as defined in FASB Interpretation 46 (R), “Consolidation of Variable Interest Entities” (which we refer to as “FIN 46(R)”) and that we are its primary beneficiary. Accordingly, we have consolidated the assets and liabilities of GSD based on a preliminary estimate of their fair values on the date we acquired the interest from Gulf States. We have also recorded Dopaco’s minority interest in GSD based on a preliminary estimate of its fair value as required by FIN 46(R).
Except as otherwise determined by the GSD board of directors, under the terms of the GSD joint venture arrangement, GSD is required to purchase all of its paperboard from us. Both we and Dopaco provide certain supervision, management, executive and administrative services necessary to operate GSD, for which the joint venture reimburses our expenses. We also lease to GSD two of its manufacturing facilities. Neither party may terminate the venture or transfer its interest in the venture without the approval of the other. Either party (which we refer to as the “invoking member”) may elect to put its interest or call the other party’s (which we refer to as the “offeree member”) interest in GSD at a price the invoking party determines. Upon receiving such notice, the offeree member may either purchase the interest of the invoking member or sell its interest to the invoking member at the price the invoking party determined.
Included in the GSPP assets and the related liabilities we assumed from Gulf States is a capital lease obligation totaling $280 million for certain assets at the Demopolis, Alabama, paper mill. The lease is with the Industrial Development Board of the City of Demopolis, Alabama (which we refer to as the “Demopolis Board”). The Demopolis Board financed the acquisition and construction of substantially all of the assets at the Demopolis mill by issuing a series of industrial development revenue bonds. We also assumed Gulf States’ obligations under these bonds as part of the GSPP Acquisition. The bonds indicate that principal and interest due on the bonds can only be satisfied by payments received from the lessee. There is no recourse to the Demopolis Board by the bondholder. Accordingly, we included the leased assets in property, plant and equipment on our balance sheet and offset the capital lease obligation and bonds on our balance sheet.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the GSPP Acquisition. We are in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to revision. The preliminary estimated value assigned to inventory is subject to revision based on the year-end annual LIFO calculation. Inventory and other working capital components are also subject to adjustment based on the final working capital settlement. Management is also finalizing plans for the assets we acquired, which may result in revision of the fair values assigned and the recognition of additional liabilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

At June 6, 2005 (in thousands):
Current assets, net of cash received	$127,233

Property, plant, and equipment	359,945

Goodwill	57,142

Intangible assets – customer relationships (27 year weighted-average useful life):	44,467

Other long-term assets	333

Total assets acquired	589,120

Current liabilities	23,995

Minority interest and other long-term liabilities	11,232

Total liabilities assumed	35,227

Net assets acquired	$553,893

We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $41.4 million and $15.7 million, respectively. We expect all $57.1 million of the goodwill to be deductible for tax purposes.
The following unaudited pro forma information reflects our consolidated results of operations as if the GSPP Acquisition had taken place on October 1, 2003. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2004 nor is it necessarily indicative of future results.

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net sales	$515,785	$516,404	$1,546,541	$1,506,786

Net income	$17,921	$1,063	$25,164	$16,256

Diluted earnings per common share	$0.50	$0.03	$0.70	$0.46

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Summary of Restructuring and Other Initiatives
During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas, laminated paperboard products facility. We consolidated the operations of this plant into other existing facilities. Except for equipment that we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment from this facility to its estimated fair value less cost to sell. We have disposed of substantially all of the equipment from this facility; and we have classified the facility as held for sale.
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
During the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota, folding carton facility. We closed the facility in January 2005. We shifted a majority of the production to our other folding carton facilities. Except for equipment that we are able to utilize elsewhere in our operations, we recognized an impairment charge to reduce the carrying value of the equipment to its estimated fair value less cost to sell. We have classified the equipment as held for sale. We have other operations at this complex. We will retain the land and building; and they will remain available for use by those operations.
During fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We substantially completed the reorganization process in the fiscal 2005.
During the third quarter of fiscal 2005, we acquired certain GSPP assets and assumed certain of Gulf States’ related liabilities. We have incurred various incremental transition costs to integrate the operations. We also restructured our folding carton division. The GSPP Acquisition included 11 folding carton facilities, and we believe the restructuring of the division will allow us to more effectively manage the collective folding carton assets going forward.
In April 2005, we sold 9.4 acres of real estate adjacent to our Norcross, Georgia, headquarters.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the current quarter, the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in thousands):
Summary of Restructuring and Other Charges

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying	Corp.
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Reorg.	Other	Total
Dallas, Paperboard	Current Qtr.	$(8)	$(1)	$—	$41	$—	$1	$33
	Fiscal 2005	(16)	(2)	—	114	—	2	98
	Cumulative	163	166	59	176	—	10	574
	Expected	163	166	59	226	—	10	624

Wright City, Paperboard	Current Qtr.	—	5	—	(1)	—	—	4
	Fiscal 2005	(677)	(13)	—	34	—	(92)	(748)
	Cumulative	5,875	622	181	190	—	273	7,141
	Expected	5,875	622	181	190	—	273	7,141

Aurora, Paperboard	Current Qtr.	3	—	—	—	—	—	3
	Fiscal 2005	(137)	38	—	—	—	5	(94)
	Cumulative	3,324	735	1	—	—	12	4,072
	Expected	3,324	735	1	—	—	12	4,072

Otsego, Paperboard	Current Qtr.	—	14	116	140	—	18	288
	Fiscal 2005	139	73	521	597	—	82	1,412
	Cumulative	14,661	1,758	661	755	—	136	17,971
	Expected	14,661	1,818	711	1,055	—	236	18,481

St. Paul, Packaging Products	Current Qtr.	25	288	10	—	—	4	327
	Fiscal 2005	38	2,191	206	—	—	103	2,538
	Cumulative	2,341	2,819	236	—	—	103	5,499
	Expected	2,341	3,049	261	—	—	113	5,764

Restructuring, Folding	Current Qtr.	—	1,589	—	—	—	—	1,589
	Fiscal 2005	—	1,589	—	—	—	—	1,589
	Cumulative	—	1,589	—	—	—	—	1,589
	Expected	—	1,589	—	—	—	—	1,589

Corporate Reorganization, Corporate	Current Qtr.	—	—	—	—	—	—	—
	Fiscal 2005	—	—	—	—	95	—	95
	Cumulative	—	—	—	—	1,233	—	1,233
	Expected	—	—	—	—	1,283	—	1,283

Norcross Real Estate Sale, Corporate	Current Qtr.	—	—	—	—	—	(1,873)	(1,873)
	Fiscal 2005	—	—	—	—	—	(1,873)	(1,873)

Other	Current Qtr.	(26)	23	—	3	—	406	406
	Fiscal 2005	(84)	(44)	7	16	—	1,065	960

Totals	Current Qtr.	$(6)	$1,918	$126	$183	$—	$(1,444)	$777

	Fiscal Year	(737)	3,832	734	761	95	(708)	3,977

	Cumulative	26,364	7,689	1,138	1,121	1,233	534	38,079

	Expected	26,364	7,979	1,213	1,471	1,283	644	38,954

(a)	For purposes of the tables in this Note 6, we have defined “Net property plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Fiscal 2005
We recorded aggregate pre-tax restructuring and other costs of $0.8 million for the third quarter of fiscal 2005. We incurred pre-tax charges of $1.6 million for severance and other employee costs related to our folding carton division restructuring. The GSPP Acquisition included 11 folding carton facilities and we believe the restructuring of the division will allow us to more effectively manage the collective folding assets going forward. In April 2005, we sold 9.4 acres of real estate adjacent to our Norcross headquarters. We received proceeds of $2.8 million and recognized a pre-tax gain of approximately $1.9 million on the transaction. We recorded additional pre-tax charges aggregating $1.1 million primarily for GSPP transition costs and additional costs related to our Otsego specialty recycled paperboard mill and St. Paul folding carton facility closures as identified in the table above under the heading “Summary of Restructuring and Other Charges.”
We recorded aggregate pre-tax restructuring and other costs of $4.0 million for the nine months ended June 30, 2005. We incurred pre-tax charges of $2.5 million for expenses related to the closure of our St. Paul folding carton facility. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process requires 1-on-1 training for a specific period of time per position. As a result, we have included in the severance and other employee costs $1.0 million of duplicate mill labor. We incurred pre-tax charges of $1.6 million for severance and other employee costs related to our folding division restructuring discussed above. At our Otsego specialty recycled paperboard mill we incurred pre-tax charges of $1.4 million in connection with the closure consisting primarily of facility carrying costs and equipment relocation. We recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products business during the second quarter of 2005. This patent was not included in the sale of that business. During the first quarter of fiscal 2005, we received proceeds of $1.5 million from the sale of our Wright City laminated paperboard converting facility and reduced the previously recorded impairment charge by $0.7 million to record the property at fair value less cost to sell. During the third quarter of fiscal 2005, we recognized a pre-tax gain of approximately $1.9 million for the sale of real estate adjacent to our Norcross headquarters. We recorded additional pre-tax charges aggregating $0.5 million primarily for GSPP transition costs and additional costs related to other plant closures as identified in the table above under the heading “Summary of Restructuring and Other Charges.”
The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of operations for the nine months ended June 30, 2005 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	June 30,
	2004	Charges	Payments	to Accrual	2005
Severance and other employee costs	$1,029	$2,472	$(1,864)	$(188)	$1,449
Other	123	—	(15)	(31)	77

Total restructuring	$1,152	$2,472	$(1,879)	$(219)	$1,526

Adjustment to accrual (see table above)		(219)
Severance and other employee costs		1,548
Facility carrying costs		761
Net property, plant and equipment		(737)
Equipment and inventory relocation		734
Corporate reorganization project		95
Other		(677)

Total restructuring and other costs		$3,977

Fiscal 2004
During the third quarter of fiscal 2004 we incurred aggregate pre-tax restructuring and other charges of $21.3 million. We incurred $14.6 million at our Otsego recycled paperboard mill which consisted primarily of an asset impairment charge of $13.9 million to write down the equipment and facility to fair value. We incurred $4.3 million at our Aurora facility. The charge consisted primarily of an asset impairment charge of $3.6 million to reduce the undepreciated cost of the laminated paperboard product converting equipment to its estimated fair value less cost to sell and severance and other employee costs of $0.5 million. We reviewed our corporate structure and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure and incurred costs of $0.8 million. We consolidated our laminated paperboard products division and mill division under common management in our mill division and reduced the size of the combined divisional staffs and recorded a $0.5 million charge for severance and other employee costs. In addition, we recorded a variety of charges in the quarter primarily from previously announced facility closures totaling $1.1 million. The charges consisted primarily of $0.8 million for machinery and equipment impairments.
During the nine months ended June 30, 2004, we recorded a pre-tax restructuring and other charge of $27.1 million. The charge consisted primarily of the following: $14.6 million for the closure of our Otsego facility; $4.3 million for the closure of laminated paperboard product converting lines at our Aurora facility; $7.8 million for the closure of our Wright City laminated paperboard products facility that consisted of an asset impairment charge of $6.7 million to record the equipment and facility at their estimated fair value less cost to sell, severance and other employee costs of $0.6 million, a goodwill impairment charge of $0.2 million, and other costs of $0.3 million. During the period, we also recorded a $1.8 million pre-tax gain on the sale of our Mundelein, Illinois, merchandising displays facility site; reduced the size of the paperboard division staff and recorded a charge of $0.5 million for severance and other employee costs; recorded a charge of $0.8 million in connection with a project to review our corporate structure and reorganize our subsidiaries; and incurred a variety of charges totaling $0.9 million primarily from previously announced closures. These charges consisted primarily of $0.6 million for machinery and equipment impairments.
The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our condensed consolidated statements of operations for the nine months ended June 30, 2004 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	June 30,
	2003	Charges	Payments	to Accrual	2004
Severance and other employee costs	$160	$1,399	$(607)	$—	$952
Other	10	125	(19)	—	116

Total restructuring	$170	$1,524	$(626)	$—	$1,068

Net property, plant and equipment		23,249
Tax restructuring project		771
Pension curtailment		644
Equipment and inventory relocation		301
Goodwill impairment		244
Facility carrying costs		182
Other		150

Total restructuring and other costs		$27,065

Note 7. Discontinued Operations
In the third quarter of fiscal 2004, we reached agreement with the purchaser of our plastic packaging products business on the final working capital adjustment and, as a result, we recorded an after-tax gain of approximately $0.4 million. Income from discontinued operations, net of tax, was $8.0 million for the nine months ended June 30, 2004, primarily as a result of the gain recorded on the sale of our plastic packaging products business. In the first quarter of fiscal 2004, we completed the sale of our plastic packaging products business and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the acquisition of Groupe Cartem Wilco (which we refer to as “Cartem Wilco”) in January 2003. We received cash proceeds of $59.0 million from the plastic packaging products transaction. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the condensed consolidated statements of operations for all periods presented.
Note 8. Tax Provision
We recorded an income tax benefit of $2.2 million for the third quarter of fiscal 2005 compared to an income tax benefit of $7.1 million for the same quarter last year. For the third quarter of fiscal 2005, the effective tax rate was

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
not comparable to prior periods primarily due to a $5.6 million benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved. We estimate that the annual marginal effective income tax rate as of the quarter ended June 30, 2005, was approximately 38%.
In the quarter ended June 30, 2004, we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in an income tax benefit recorded in the third quarter of fiscal 2004 of $2.7 million. Approximately $1.5 million of the income tax benefit relates to the filing of amended tax returns for fiscal 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The amendments related to certain income apportionment factors and a correction of an allocation of intercompany charges. The amounts reflected in these amendments were not material to our results of operations for any of fiscal years 2001, 2002, and 2003; therefore, we adjusted our results and are disclosing the change in the current period. The remaining $1.2 million tax benefit related to a reduction in the deferred tax valuation allowance for net operating loss carry-forwards (“NOLs”) that we had previously concluded were not realizable. We continue to anticipate that the restructuring will allow us to realize the benefit of these NOLs in future years.
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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Expected Term in Years	7	7	7	7
Expected Volatility	44.2%	43.8%	44.2%	43.8%
Risk-Free Interest Rate	2.9%	1.3%	2.9%	1.3%
Dividend Yield	2.6%	2.2%	2.6%	2.2%

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$11,982	$(3,726)	$12,704	$11,063
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	309	348	773	627
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,387)	(1,004)	(3,113)	(2,616)

Pro forma net income (loss)	$10,904	$(4,382)	$10,364	$9,074

Earnings (loss) per share:
Basic — as reported	$0.34	$(0.11)	$0.36	$0.32

Basic — pro forma	$0.31	$(0.13)	$0.29	$0.26

Diluted — as reported	$0.33	$(0.11)	$0.35	$0.31

Diluted — pro forma	$0.30	$(0.13)	$0.29	$0.26

We had a net loss from continuing operations for the three months ended June 30, 2004. In calculating loss per share for that period, we have not included the dilutive effect of stock options and awards in the denominator because the effect would be antidilutive.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Inventories were as follows (in thousands):

	June 30,	September 30,
	2005	2004
Finished goods and work in process	$141,655	$97,139
Raw materials	58,729	42,437
Supplies	33,468	14,976

Inventories at FIFO cost	233,852	154,552
LIFO reserve	(25,120)	(27,193)

Net inventories	$208,732	$127,359

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 11. Debt
The following were individual components of debt (in thousands):

	June 30,	September 30,
	2005	2004
Face value of 5.625% notes due March 2013, net of unamortized discount of $194 and $213	$99,806	$99,787
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2,442	4,263
Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(1,357)

	102,248	102,693

Face value of 8.20% notes due August 2011, net of unamortized discount of $416 and $467	249,584	249,533
Hedge adjustments resulting from terminated interest rate derivatives or swaps	10,251	14,824
Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(1,123)

	259,835	263,234

Face value of 7.25% notes due August 2005, net of unamortized discount of $1 and $9 (a)	73,999	83,491
Hedge adjustments resulting from terminated interest rate derivatives or swaps	192	2,148
Hedge adjustments resulting from existing interest rate derivatives or swaps	(99)	(294)

	74,092	85,345

Term debt (d)	250,000	—

Revolving credit facility (c) (d)	170,000	—
Asset securitization facility (b)	60,500	—
Industrial development revenue bonds, bearing interest at variable rates (4.09% at June 30, 2005, and 2.90% at September 30, 2004), due through October 2036	30,120	30,120
Other notes	2,403	2,669

	949,198	484,061
Less total current portion of debt	135,401	85,760

Long-term debt due after one year	$813,797	$398,301

The following were the aggregate components of debt (in thousands):

Face value of debt instruments, net of unamortized discounts	$936,412	$465,600
Hedge adjustments resulting from terminated interest rate derivatives or swaps	12,885	21,235
Hedge adjustments resulting from existing interest rate derivatives or swaps	(99)	(2,774)

	$949,198	$484,061

For a discussion of certain of our debt characteristics see “Note 8 – Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2004 Form 10-K. Other than the items noted below, there have been no significant developments.

(a)	In August 1995, we sold $100.0 million in aggregate principal amount of our 7.25% notes due August 1, 2005 (which we refer to as the “2005 Notes”). During the first quarter of fiscal 2005, we purchased $6.0 million of our 2005 Notes at an average price of 103.1% of par value, or $0.18 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

unamortized realized interest rate swap gains was 101.6% of par value, or $0.1 million over par value. During the second quarter of fiscal 2005, we purchased $3.5 million of our 2005 Notes at an average price of 101.75% of par value, or $0.06 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.05% of par value, or $0.04 million over par value. On August 1, 2005, we retired the remaining $74.0 million of our 2005 Notes that were due August 1, 2005. We satisfied our obligations under the 2005 Notes with $14.0 million of cash on hand and $60.0 million of borrowings under our Senior Credit Facility (see below).

(b)	We maintain a $75.0 million receivables-backed financing facility (which we refer to as the “Asset Securitization Facility”). A bank provides a back-up liquidity facility. The borrowing rate, which consists of a daily commercial paper rate plus a fee for the used portion of the facility, was 3.49% as of June 30, 2005. The borrowing rate at September 30, 2004 was 2.17%. Both the Asset Securitization Facility and the back-up liquidity facility are 364-day vehicles. Our Asset Securitization Facility is scheduled to expire on May 1, 2006. Borrowing availability under this facility is based on the eligible underlying secured assets. At June 30, 2005, this facility was fully drawn.

(c)	Until June 6, 2005, we maintained a revolving credit facility, which was provided by a syndicate of banks, in the amount of $75.0 million. As of June 6, 2005 and September 30, 2004, there were no amounts outstanding under this facility. On June 6, 2005, contemporaneously with the execution and delivery of the Senior Credit Facility (as defined below), we satisfied our obligations under and terminated this facility (which we refer to as the “Terminated Credit Facility”).

(d)	On June 6, 2005, we entered into a Credit Agreement (which we refer to as the “Senior Credit Facility”), which is attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q. The Senior Credit Facility includes revolving credit and term loan facilities in the aggregate principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. We have aggregate outstanding letters of credit under this facility of approximately $40 million. At June 30, 2005, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $170 million. Borrowings in the United States under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (which we refer to as “LIBOR Loans”) or (2) the alternative base rate plus an applicable margin (which we refer to as “Base Rate Loans”). The applicable margin for determining the interest rate applicable to LIBOR Loans ranges from 0.875% to 1.750% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to a financial measure that is referred to as EBITDA in the documentation for our Senior Credit Facility and is calculated based on earnings before interest, taxes, depreciation and amortization less special items (which we refer to as “Credit Agreement EBITDA”). The applicable margin for determining the interest rate applicable to Base Rate Loans ranges from 0.000% to 0.750% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. The applicable percentage for determining the facility commitment fee ranges from 0.175% to 0.400% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. At June 30, 2005, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.750% and 0.750%, respectively. The facility commitment fee at June 30, 2005 was 0.400% of the unused amount. Interest on the revolving credit facility and term loan facility are payable in arrears on each applicable payment date. At our election, we can choose Base Rate Loans, LIBOR Loans, or a combination thereof. If we request LIBOR Loans, the interest rate options include 30, 60, 90 and 180 days. The Senior Credit Facility is secured by the real and personal property of the GSPP business that we acquired in the GSPP Acquisition and the following property of the Company, as specified in the Senior Credit Facility: inventory and general intangibles, including, without limitation, specified patents, patent licenses, trademarks, trademark licenses, copyrights and copyright licenses. The agreement documenting the Senior Credit Facility, include restrictive covenants regarding the maintenance of financial ratios, the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. We are in compliance with these restrictions.
Interest on our 2005 Notes and our August 2011 notes are payable in arrears each February and August. Interest on our March 2013 notes is payable in arrears each September and March.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Three of our Canadian subsidiaries have revolving credit facilities with Canadian banks. The facilities provide borrowing availability of up to $10.0 million Canadian and can be renewed on an annual basis. As of June 30, 2005 and September 30, 2004, there were no amounts outstanding under these facilities.
Interest Rate Swaps
We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In May 2005, we paid $4.2 million to terminate $200 million of fixed-to-floating interest rate swaps designated as fair value hedges of our existing fixed rate debt because we view market conditions to be favorable and consistent with our fixed and floating interest rate mix objectives. In June 2005, we entered into $350 million of floating-to-fixed interest rate swaps and designated them as cash flow hedges of a like amount of our floating rate debt. We recorded no ineffectiveness for the three month and nine month periods ended June 30, 2005 and 2004. The fair value of the swaps was an asset of $0.1 million at June 30, 2005.
Note 12. Retirement Plans
The following table represents a summary of the components of net pension cost (in thousands):

	Three Months Ended		Nine Months Ended
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
Service cost	$2,464	$2,220	$7,118	$6,804
Interest cost	4,424	4,334	13,272	13,001
Expected return on plan assets	(4,761)	(4,107)	(14,372)	(12,240)
Amortization of prior service cost	27	12	81	37
Amortization of net loss	1,771	1,607	5,314	4,922
Pension curtailment income	—	544	(429)	644

Company defined benefit plan expense	3,925	4,610	10,984	13,168
Multi-employer plans for collective bargaining employees	121	111	377	335

Net pension cost	$4,046	$4,721	$11,361	$13,503

During the nine months ended June 30, 2005, we made a voluntary contribution of $7.3 million to our five defined benefit pension plans. We do not anticipate additional contributions during fiscal 2005. During the nine months ended June 30, 2004, we contributed $19.6 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
We estimate that we will spend approximately $2 million for capital expenditures during fiscal 2005 in connection with matters relating to environmental compliance, approximately half of which relates to our newly acquired facilities. Additionally, to comply with emissions regulations under the Clean Air Act, we expect to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate will be approximately $2.0 to $3.0 million. We anticipate that we will incur those costs before the end of fiscal 2007. We also estimate that we may spend an additional approximately $4 million in the aggregate for capital expenditures, principally at our new facilities, during fiscal 2006 and 2007 in connection with matters relating to environmental compliance.
We have been identified as a potentially responsible party (which we refer to as a “PRP”) at ten active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these ten sites:
•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of eight sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:
•	With respect to each of six sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimus amount and immaterial.

•	With respect to each of two sites, we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimus and immaterial.
We can make no assessment of our potential for liability with respect to any of these sites. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any of these sites and that the remediation will not have a material adverse effect on our results of operations, financial condition or cash flows.

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
We have made the following guarantees to unconsolidated third parties as of June 30, 2005:
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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net sales (aggregate):
Packaging Products	$239,211	$231,526	$679,767	$672,173
Merchandising Displays and Corrugated Packaging	83,521	75,841	249,121	226,799
Paperboard	154,929	138,560	415,463	402,964

Total	$477,661	$445,927	$1,344,351	$1,301,936

Less net sales (intersegment):
Packaging Products	$986	$605	$2,503	$2,479
Merchandising Displays and Corrugated Packaging	959	1,227	3,042	3,485
Paperboard	51,037	46,814	133,972	132,581

Total	$52,982	$48,646	$139,517	$138,545

Net sales (unaffiliated customers):
Packaging Products	$238,225	$230,921	$677,264	$669,694
Merchandising Displays and Corrugated Packaging	82,562	74,614	246,079	223,314
Paperboard	103,892	91,746	281,491	270,383

Total	$424,679	$397,281	$1,204,834	$1,163,391

Segment income:
Packaging Products	$10,648	$11,714	$21,644	$28,959
Merchandising Displays and Corrugated Packaging	6,398	6,096	13,921	19,535
Paperboard	7,597	2,639	15,601	8,130

Total segment income	24,643	20,449	51,166	56,624

Restructuring and other costs, net	(777)	(21,317)	(3,977)	(27,065)
Other non-allocated expenses	(3,887)	(2,866)	(10,031)	(8,511)
Interest expense	(9,045)	(5,907)	(22,264)	(17,682)
Interest and other income (loss)	299	(478)	399	(274)
Minority interest in income of consolidated subsidiary	(1,475)	(1,036)	(3,043)	(2,512)

Income (loss) from continuing operations before income taxes	$9,758	$(11,155)	$12,250	$580

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. We have provided a summary of our identifiable assets and goodwill as of June 30, 2005 and September 30, 2004 in the table below (in thousands):

	June 30,	September 30,
	2005	2004
Identifiable assets:
Packaging Products	$684,206	$518,648
Merchandising Displays and Corrugated Packaging	182,903	194,365
Paperboard	900,795	498,917
Assets held for sale	161	1,526
Corporate	42,048	70,357

Total	$1,810,113	$1,283,813

Goodwill
Packaging Products	$81,266	$64,554
Merchandising Displays and Corrugated Packaging	28,800	28,792
Paperboard	245,150	203,714

Total	$355,216	$297,060

     The changes in the carrying amount of goodwill for the nine months ended June 30, 2005 are as follows (in thousands):

		Merch. Displays
	Packaging	and Corr. Pkg	Paperboard	Total
Balance as of October 1, 2004	$64,554	$28,792	$203,714	$297,060
Goodwill acquired	15,706	—	41,436	57,142
Translation adjustment	1,006	8	—	1,014

Balance as of June 30, 2005	$81,266	$28,800	$245,150	$355,216

Note 15. Subsequent Events
On August 1, 2005 we retired the remaining $74.0 million of our 2005 Notes that were due August 1, 2005. We satisfied our obligations under the 2005 Notes with $14.0 cash on hand and $60.0 million of borrowings under our Senior Credit Facility.
On August 3, 2005, we announced our decision to close in the first quarter of fiscal 2006 our Waco, Texas, folding carton plant that we acquired as part of the GSPP Acquisition. The Waco closure is consistent with our strategy to rationalize our network of folding carton plants and improve the performance of our business. We expect to transfer the majority of the Waco facility’s current production to other plants. In connection with the closing of the Waco plant, we expect to incur cash costs in connection with the closure of approximately $3.5 million, which will include severance, equipment relocation and other costs. These costs will be partially offset with proceeds from the sale of the facility. Approximately $2 million of these costs will be allocated to the purchase price of the GSPP Acquisition and the remainder will be designated as restructuring and other costs or expensed to our operations on a current basis. The Waco closure is expected to reduce annual operating costs by $3 million that will contribute to the $20 million of synergies that we expect to realize following the GSPP Acquisition
On July 7, 2005, we received the interim award determination (which we refer to as the “interim award”) from the arbitrator in our arbitration with Lafarge North America, Inc. (which we refer to as “Lafarge”), our partner in our Seven Hills joint venture. The interim award determined the methodology for calculating certain price components of gypsum paperboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The interim award also determined the methodology for calculating the amount that we are entitled

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
to recover from Seven Hills for energy and certain services that we rendered to Seven Hills during that period and in the future. The interim award, if implemented without change, will reduce our equity in the income of Seven Hills by approximately $1.5 million, and we recorded a charge for this amount at June 30, 2005. We also expect that, annually in the future, the interim award, if implemented without change, will reduce our pre-tax income by approximately $1 million. We have filed a motion to reconsider the interim award. We can make no assurances that our subsequent efforts, including our motion to reconsider, with respect to the interim award will be successful. We can also make no assurances regarding the outcome of the arbitration proceedings.

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2004 Form 10-K which we filed with the SEC on December 14, 2004. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our three segments.
Overview
Our strategy is to become the lowest cost producer of a broad range of high value added paperboard packaging products.
GSPP Acquisition
On June 6, 2005, we acquired from Gulf States substantially all of the assets of the GSPP operations and assumed certain of Gulf States’ related liabilities for an aggregate purchase price of $553.9 million, net of cash received of $0.7 million, including various fees and expenses. The purchase price for the GSPP Acquisition is subject to post-closing adjustments to reflect, among other things, changes in Gulf States’ working capital related to GSPP and certain pre-closing capital expenditures. Pursuant to the GSPP Acquisition we acquired:
•	Bleached paperboard mill facilities in Demopolis, Alabama, which include a pulp mill and a chip mill (which we refer to collectively as the “Demopolis mill”) (leased and owned)

•	Eleven folding carton plants in the following locations:
o	Conover, North Carolina (owned)

o	Claremont, NC (owned)

o	Joplin, MO (owned)

o	Nicholasville, KY (owned)

o	Waco, TX (owned)

o	Livingston, AL (owned)

o	Marion, NC (owned)

o	Marion, NC (McDowell folding) (owned)

o	Hazelton, PA (owned by us; leased to GSD)

o	Columbus, GA (owned by us; leased to GSD)

o	Fresno, CA (GSD) (owned by GSD)
The Demopolis mill has an annual capacity of 327,000 tons of bleached paperboard and 91,500 tons of southern bleached softwood kraft pulp. Based on a study by Jaakko Poyry Consulting conducted for us during our due diligence process, we believe the Demopolis mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, replacement of its recovery boiler and hardwood pulp line in the early 1990s and access to hardwood and softwood fiber. As part of the GSPP Acquisition, we entered a chip supply agreement with Gulf States pursuant to which Gulf States has essentially agreed to continue to make available to the Demopolis mill the supply of soft wood chips that it made available to the mill before the acquisition, which represents approximately 80% of the Demopolis mill’s historical soft wood chip supply requirements.
Further, based on GSPP’s historical production, we believe that we are now the second largest folding carton producer in North America. We believe that the GSPP Acquisition created a stronger folding carton platform with a more diversified customer base. The folding carton converting operations have complementary end markets, paper substrates and customers. The geographical footprint and technological capabilities of GSPP’s folding carton plants complement our folding carton plants. The GSPP folding carton plants serve the food and food service markets and the pharmaceutical and health and beauty markets. Three of the GSPP plants are part of the GSD joint venture with Dopaco and manufacture take-out food pail products. On August 3, 2005, we announced our decision to close in the first quarter of fiscal 2006 the Waco, Texas, folding carton plant that we acquired as part of the GSPP Acquisition. The Waco closure is consistent with our strategy to rationalize our network of folding carton plants and improve the performance of our business.

We believe that there are significant cost saving opportunities from optimizing our combined folding carton operations. We retained only those selling, general and administrative (“SG&A”) employees of Gulf States that we needed to support the GSPP business going forward. We expect to realize operating efficiencies from the realignment of our folding carton operations. We expect to realize total annualized synergies of approximately $20 million as a result of the transaction. We anticipate that the expected incremental synergies will result primarily from operating synergies realized during the 24 months after the closing. We achieved the anticipated administrative overhead annualized synergies on the closing date, although we anticipate a portion of these synergies will be offset during the remainder of calendar 2005 from transition costs we expect to incur to integrate GSPP’s systems and operations. While we intend to continue to invest in our folding carton operations to maintain a low cost structure, we also expect to reduce our overall capital expenditure needs through system optimization. We estimate that our capital expenditures will aggregate approximately $55 million in fiscal 2005 and approximately $70 to $75 million in each of fiscal 2006 and fiscal 2007.
We financed the GSPP Acquisition, including related costs, with $420.0 million in financing from the Senior Credit Facility into which we entered contemporaneously with the closing of the GSPP Acquisition, $70.1 million in financing from our existing Asset Securitization Facility and cash on hand. We have established a goal to reduce our debt by $180 million by September 2007. For this goal, we assumed our debt would equal our March 31, 2005 net debt of $396.3 million plus the purchase price of $553.9 million. Our goal is thus to reduce our net debt to $770.2 million by September 2007.
Third Quarter Operations
During the third quarter of fiscal 2005, net sales increased 6.9% compared to the third quarter of fiscal 2004 primarily due to $40.1 million of additional sales related to the GSPP Acquisition. Excluding the impact of the acquisition, net sales decreased 3.2% compared to the third quarter of fiscal 2004 primarily due to decreased volumes in our folding carton and paperboard business. In our folding carton business, competitive pricing pressures continued during the third quarter and we expect them to continue during the rest of fiscal 2005. We expected to experience a decline in folding carton sales for fiscal 2005. The decline in the paperboard sales in the first three fiscal quarters reflected the closures of several facilities that manufactured laminated paperboard products, the closure of our Otsego recycled paperboard mill in July 2004, and lower demand for our products. See “Note 6. Acquisitions, Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein. This decrease was partially offset by higher average paperboard prices. Net sales in our recycled fiber business increased 12.0% compared to the prior year quarter due to a combination of increased fiber prices and higher volumes. Our corrugated packaging business’s net sales increased 37.5% compared to the third quarter of fiscal 2004 primarily due to our acquisition of the Athens corrugator in August 2004. Net sales of merchandising displays and interior packaging increased slightly over this same period.
Overall segment income during the third quarter of fiscal 2005 increased 20.5% compared to the third quarter of fiscal 2004. The increase was the result of the GSPP Acquisition. Excluding the GSPP results, segment income decreased 15.3% as increased paperboard business income was more than offset by lower income in the Packaging Products segment. Operating income in our folding carton business decreased due to increased operating costs. Operating income at the merchandising displays business increased primarily due to product mix and increased efficiencies in manufacturing. The recycled paperboard price increases we announced last year are allowing us to begin recovering some of the cost increases we have been absorbing and we have received most of our anticipated recovery of bleached paperboard and coated unbleached kraft paperboard price increases from outside suppliers. The effect of higher paperboard prices on net sales during the quarter was more than offset by a decrease in tons shipped by our recycled paperboard mills.
We are preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and the Public Company Accounting Oversight Board (which we refer to collectively as the “Section 404 Rules”). The scope of our Section 404 efforts includes all of our operations except those that we acquired in the GSPP Acquisition on June 6, 2005. In accordance with the SEC’s published guidance, we will exclude these operations from our Section 404 efforts because we acquired them late in the fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of these operations within one year after the date of the GSPP Acquisition. So that management will be prepared to deliver the report required by the Section 404 Rules in our annual report on Form 10-K for the fiscal year ended September 30, 2005, management is engaged in an ongoing process of evaluating and improving the effectiveness of our internal control over financial reporting. These efforts continue to require that we commit significant financial and managerial resources. We currently estimate we will spend approximately $4 million to $5 million during fiscal 2005 on external resources with respect to these efforts. We incurred approximately $1 million in the third quarter of fiscal 2005 and expect to incur most of the remaining portion of these costs in the next two quarters.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2004	$366.1	$400.0	$397.3	$1,163.4	$417.9	$1,581.3
2005	$385.8	$394.4	$424.6	$1,204.8	—	—
% Change	5.4%	(1.4)%	6.9%	3.6%
Net sales in the third quarter of fiscal 2005 increased 6.9% compared to the third quarter of fiscal 2004 primarily due to $40.1 million of additional sales related to the GSPP Acquisition. Excluding the impact of the acquisition, net sales decreased 3.2% compared to the third quarter of fiscal 2004 primarily due to decreased volumes in our folding carton and paperboard businesses.
Net sales increased during the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 primarily due to our acquisition of GSPP and the Athens corrugator.
We have provided further information regarding factors that impacted net sales in the segment discussions included below under the heading “Results of Operations (Segment Data).”
Cost of Goods Sold

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2004	$304.3	$331.8	$331.4	$967.5	$343.4	$1,310.9
(% of Net Sales)	83.1%	82.9%	83.4%	83.2%	82.2%	82.9%
2005	$330.0	$335.2	$351.9	$1,017.1	—
(% of Net Sales)	85.5%	85.0%	82.9%	84.4%	—
We experienced cost increases across our businesses in the third quarter of fiscal 2005 compared to the comparable prior year quarter. Aggregate costs for fiber, energy, chemicals and freight at our recycled paperboard mills aggregated $1.7 million. Our folding carton business incurred increased material costs as manufacturers of both bleached board and coated unbleached kraft paperboard pushed through price increases. Energy costs continued to be driven by higher natural gas prices. The increase in freight was primarily due to increased fuel surcharges, tight freight capacity and longer shipping routes. Across our businesses, we had cost increases for many of our inventory items. Despite these increases, cost of goods sold as a percentage of sales decreased in the third quarter of fiscal 2005 due to the addition of higher margin business from the GSPP facilities. Compared to the prior year quarter, we also experienced increased freight expenses of $1.4 million, excluding the amount included in the recycled paperboard freight costs referred to above.
During the nine months ended June 30, 2005, we experienced cost increases across our businesses compared to the comparable prior year period. Increased costs for fiber, energy, chemicals and freight at our recycled paperboard mills aggregated $16.9 million. Compared to the comparable prior year period, we also experienced increased group insurance of $1.4 million, and increased freight expenses of $3.3 million, excluding the amount included in the recycled paperboard freight costs referred to above. Partially offsetting the cost increases for the nine months ended June 30, 2005, were lower workers’ compensation expense of $1.5 million, lower pension expense of $1.0 million, and lower direct labor costs of $1.4 million due to net efficiency gains in our operations.
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

	Three Months Ended				Nine Months Ended
		June 30,				June 30,
	2005		2004		2005		2004
($ In Millions)	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$351.9	$357.2	$331.4	$330.5	$1,017.1	$1,019.2	$967.5	$966.6
Net income	12.0	8.7	(3.7)	(3.2)	12.7	11.4	11.1	11.6
Net income is higher for both the three months and nine months ended June 30, 2005 under the LIFO method than the FIFO method. Generally accepted accounting principles requires that inventory acquired in an acquisition be valued at selling price less costs to sell, dispose and complete. This value is generally higher than the cost to manufacture inventory. For the GSPP Acquisition, the inventory value computed in this manner was $6.7 million higher than the cost to manufacture. During the third quarter of fiscal 2005, $5.2 million of this step-up would have been expensed under the FIFO method. Under the LIFO inventory method, this higher cost remains in inventory until the inventory layer represented by this inventory is consumed. To the extent inventory levels acquired in the GSPP Acquisition are lowered in the future, cost of sales could be higher than the normal cost to manufacture.
Gross Profit

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2004	$61.9	$68.2	$65.8	$195.9	$74.4	$270.3
(% of Net Sales)	16.9%	17.1%	16.6%	16.8%	17.8%	17.1%
2005	$55.8	$59.2	$72.8	$187.8	—
(% of Net Sales)	14.5%	15.0%	17.1%	15.6%	—
For a discussion of factors that affected our gross profit, see the discussion included above and below under the headings “Results of Operations (Consolidated) — Net Sales (Unaffiliated Customers),” “Results of Operations (Consolidated) — Cost of Goods Sold” and “Results of Operations (Segment Data).”
Selling, General and Administrative Expenses (SG&A)

	First	Second	Third	Nine Month	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2004	$48.1	$51.3	$48.6	$148.0	$51.4	$199.4
(% of Net Sales)	13.1%	12.8%	12.2%	12.7%	12.3%	12.6%
2005	$46.5	$48.5	$50.6	$145.6	—
(% of Net Sales)	12.0%	12.3%	11.9%	12.1%	—
SG&A expenses decreased as a percentage of net sales in the third quarter of fiscal 2005, compared to the same quarter last year. The decline as a percent of sales is due to the synergies we were able to obtain from the GSPP Acquisition and our continued focus on cost control. Bad debt expense decreased $1.1 million compared to the prior year quarter resulting from lower total exposure to and improvements in the credit quality of several customers.
SG&A expenses decreased as a percentage of net sales in the nine months ended June 30, 2005, compared to the same period last year primarily due to synergies related to the GSPP Acquisition. Commission expense decreased $1.3 million due to the mix of commissionable sales in our businesses. Employee bonus expense decreased approximately $1.7 million. Bad debt expense decreased $3.1 million compared to the prior year quarter resulting from lower total exposure to and improvements in the credit quality of several customers.
We expect SG&A expenses to increase in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 due to our ongoing Section 404 Rules efforts discussed above.

Restructuring and Other Costs
We recorded aggregate pre-tax restructuring and other costs of $0.8 million and $21.3 million in the third quarter of fiscal 2005 and 2004, respectively. We recorded pre-tax restructuring and other costs of $4.0 million and $27.1 million in the nine months ended June 30, 2005 and 2004, respectively. We discuss these charges in more detail in “Note 6. Acquisitions, Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Unconsolidated Joint Venture
During the quarter ended June 30, 2005, our Seven Hills joint venture reported a loss of $1.4 million compared to income of $0.3 million for the same quarter last year. During the nine months ended June 30, 2005, our Seven Hills joint venture reported a loss of $1.0 million compared to income of $0.2 million for the same period last year. Seven Hills is structured so that we earn our primary income in fees paid by Seven Hills to our paperboard business, which we record in our Paperboard segment income. The gains and losses that we recognize from Seven Hills are based on how the mill performs versus benchmark performance standards. The loss for the quarter and year reflect our estimate of our share of the cumulative impact of the arbitrator’s ruling on the benchmark price that Seven Hills has charged Lafarge , our joint venture partner, since 2002 as discussed below.
On July 7, 2005, we received an interim award determination from the arbitrator in our arbitration with Lafarge. The interim award determined the methodology for calculating certain price components of gypsum paperboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The interim award also determined the methodology for calculating the amount that we are entitled to recover from Seven Hills for energy and certain services that we rendered to Seven Hills during that period and in the future. The interim award, if implemented without change, will reduce our equity in the income of Seven Hills by approximately $1.5 million, and we recorded a charge for this amount at June 30, 2005. We also expect that, annually in the future, the interim award, if implemented without change, will reduce our pre-tax income by approximately $1 million. We have filed a motion to reconsider the interim award. We can make no assurances that our subsequent efforts, including our motion to reconsider, with respect to the interim award will be successful. We can also make no assurances regarding the outcome of the arbitration proceedings.
Interest Expense
Interest expense for the third quarter of fiscal 2005 increased 53.1% to $9.0 million from $5.9 million for the same quarter last year. We believe the increase in our average outstanding borrowings increased interest expense by approximately $1.7 million. We believe increased interest rates, net of swaps, increased interest expense by $1.5 million.
Interest expense for the nine months ended June 30, 2005 increased 25.9% to $22.3 million from $17.7 million for the same quarter last year. The increase was primarily attributable to increased interest rates, net of swaps, which we believe increased interest expense by approximately $3.9 million. We believe an increase in our average outstanding borrowings increased interest expense by approximately $0.7 million.
Provision for Income Taxes
We recorded an income tax benefit of $2.2 million for the third quarter of fiscal 2005 compared to an income tax benefit of $7.1 million for the same quarter last year. The third quarter of fiscal 2005 included a $5.6 million benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved. In the third quarter of fiscal 2004, we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in an income tax benefit recorded in the quarter of $2.7 million. Approximately $1.5 million of the income tax benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The amendments related to certain income apportionment factors and a correction of an allocation of intercompany charges. The amounts reflected in these amendments were not material to our results of operations for any of fiscal years 2001, 2002 and 2003; therefore, we adjusted our results and are disclosing the change in the current period. The remaining $1.2 million tax benefit related to a reduction in the deferred tax valuation allowance for net operating loss carry-forwards (“NOLs”) that we had previously concluded were not realizable. We continue to anticipate that the restructuring will allow us to realize the benefit of these NOLs in future years. Due to these one-time tax benefits, our effective income tax rates during the third quarter of fiscal 2004 and fiscal 2005 are not comparable.
We recorded income tax benefit of $0.5 million for the nine months ended June 30, 2005 compared to an income tax benefit of $2.5 million for the nine months ended June 30, 2004. Our effective income tax rate for the nine months ended June 30, 2005 is not comparable to the same period last year due to the one-time tax benefits referred to above and because the fiscal 2005 tax provision includes an expense adjustment of $0.6 million related to the Athens corrugator acquisition. We estimate that the annual marginal effective income tax rate as of the quarter ended June 30, 2005, was approximately 38%.
On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (which we refer to as the “Jobs Creation Act”). The Jobs Creation Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Creation Act. As such, we are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $50 million, with the respective tax liability ranging from $0 to $3 million. We expect to be in a position to finalize our assessment by September 1, 2005. Some of the dividends may come from earnings which are currently classified as permanently reinvested and on which no deferred taxes have been booked. Some may come from earnings on which a deferred tax liability has been booked.
Discontinued Operations
In the third quarter of fiscal 2004, we reached agreement with the purchaser of our plastic packaging products business on the final working capital adjustment and, as a result, we recorded an after-tax gain of approximately $0.4 million. Income from discontinued operations, net of tax, was $8.0 million for the nine months ended June 30, 2004, primarily as a result of the gain recorded on the sale of our plastic packaging products business. In the first quarter of fiscal 2004, we completed the sale of our plastic packaging products business and the sale of certain assets and liabilities associated with a small folding carton and label plant in Quebec that we acquired in the acquisition of Cartem Wilco in January 2003. We received cash proceeds of $59.0 million from the plastic packaging products transaction. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the condensed consolidated statements of operations for all periods presented.
Net Income (Loss)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2004	$11.9	$2.9	$(3.7)	$11.1	$6.5	$17.6
(% of Net Sales)	3.2%	0.7%	(0.9)%	1.0%	1.6%	1.1%
2005	$0.5	$0.2	$12.0	$12.7	—
(% of Net Sales)	0.1%	0.1%	2.8%	1.1%	—
Net income (loss) in the third quarter of fiscal 2005 and 2004 included pre-tax restructuring and other costs of $0.8 million and $21.3 million, respectively. The third quarter of fiscal 2004 included income from discontinued operations of $0.4 million. The third quarter of fiscal 2005 included a $5.6 million income tax benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved. Additionally, we recorded a one-time income tax benefit of $2.7 million in the third quarter of fiscal 2004.
Net income in the nine months ended June 30, 2005 and 2004 included pre-tax restructuring and other costs of $4.0 million and $27.1 million, respectively. The nine months ended June 30, 2004 included income from discontinued operations of $8.0 million primarily from the sale of our plastic packaging products business. The nine months of fiscal 2005 included the net $5.0 million income tax benefit discussed above. Additionally, we recorded a one-time income tax benefit of $2.7 million in the third quarter of fiscal 2004.
For a discussion of factors that impacted our restructuring and other costs, see the disclosure included above under the heading “Results of Operations (Consolidated) – Restructuring and Other Costs.” For a discussion of factors that impacted our provision for income taxes, see the disclosure included above under the heading “Results of Operations (Consolidated) – Provision for Income Taxes.”
Earnings Per Common and Common Equivalent Share

	First	Second	Third	Nine Months	Fourth	Fiscal
	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2004	$0.34	$0.08	$(0.11)	$0.31	$0.18	$0.50
2005	$0.01	$0.01	$0.33	$0.35	—
For a discussion of factors that impacted our earnings per common and common equivalent dollars per share, see the disclosure included above under the heading “Results of Operations (Consolidated) – Net Income.”
Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$208.9	$7.0	3.4%
Second Quarter	231.7	10.2	4.4
Third Quarter	231.6	11.8	5.1

Nine Months Ended June 30	672.2	29.0	4.3
Fourth Quarter	235.9	9.0	3.8

Fiscal 2004	$908.1	$38.0	4.2%

First Quarter Fiscal 2005	$221.8	$5.3	2.4%
Second Quarter Fiscal 2005	218.8	5.7	2.6
Third Quarter Fiscal 2005	239.2	10.6	4.5

Nine Months Ended June 30	$679.8	$21.6	3.2%

Net Sales (Packaging Products Segment)
The 3.3% increase in net sales for the Packaging Products segment for the third quarter of fiscal 2005 compared to the prior year quarter was primarily due to additional sales related to the GSPP Acquisition, the anticipated loss of some low margin business and the closure of our St. Paul folding carton plant in January 2005. Net sales in our interior packaging business increased slightly during the third quarter of fiscal 2005 compared to the same period last year.
Net sales for the Packaging Products segment for the nine months ended June 30, 2005 increased 1.1% compared to the prior year period. Folding carton sales decreased 4.2% in the nine month period this year compared to the comparable period last year due to weaker volume. A combination of higher prices and increased volume resulted in a 4.9% increase in interior packaging net sales during the nine months ended June 30, 2005 compared to the same period last year.
Operating Income (Packaging Products Segment)
Operating income of the Packaging Products segment for the quarter ended June 30, 2005 decreased 9.1% compared to the prior year quarter. Operating income for the segment decreased primarily due to lower volume and higher operating costs.
Operating income attributable to the Packaging Products segment for the nine months ended June 30, 2005, decreased 25.3% compared to the prior year period. The decrease in operating income for the segment was primarily due to lower volume and higher operating costs, and a $1.7 million pre-tax operating loss at our St. Paul, Minnesota, folding carton plant we incurred as we prepared to close the facility in January 2005.

Additionally, operating income for the segment was decreased by increased group insurance expense of $1.6 million, increased freight expense of $1.0 million primarily due to increased fuel surcharges. Partially offsetting those costs were a $1.6 million decrease in bad debt expense resulting from lower total exposure to and improvements in the credit quality of several customers, decreased workers’ compensation of $1.4 million, and decreased sales commissions of $1.1 million due to the mix of commissionable sales.
Merchandising Displays and Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$73.5	$5.9	8.1%
Second Quarter	77.5	7.5	9.7
Third Quarter	75.8	6.1	8.0

Nine Months Ended June 30	226.8	19.5	8.6
Fourth Quarter	91.5	9.6	10.4

Fiscal 2004	$318.3	$29.1	9.1%

First Quarter Fiscal 2005	$79.5	$2.7	3.4%
Second Quarter Fiscal 2005	86.1	4.8	5.6
Third Quarter Fiscal 2005	83.5	6.4	7.7

Nine Months Ended June 30	$249.1	$13.9	5.6%

Net Sales (Merchandising Displays and Corrugated Packaging Segment)
The 10.1% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the third quarter of fiscal 2005 compared to the prior year quarter resulted primarily from a 37.5% increase in net sales in our corrugated packaging business primarily due to the acquisition of the Athens corrugator in August 2004, which had net sales of $7.8 million.
The 9.8% increase in net sales for the Merchandising Displays and Corrugated Packaging segment for the nine months ended June 30, 2005 compared to the prior year period resulted primarily from a 42.8% increase in net sales in our corrugated packaging business primarily due to the acquisition of the Athens corrugator, which had net sales of $22.1 million. Net sales of merchandising displays were relatively unchanged.
Operating Income (Merchandising Displays and Corrugated Packaging Segment)
Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the third quarter of fiscal 2005 increased 5.0% compared to the prior year quarter. Operating income at the merchandising displays business increased primarily due to product mix and increased efficiencies in manufacturing. Increased income from merchandising displays was somewhat offset by lower operating income from sales of corrugated packaging.
Operating income attributable to the Merchandising Displays and Corrugated Packaging segment for the nine months ended June 30, 2005, decreased 28.7% compared to the prior year period due to increased material costs (primarily for permanent displays) and a pre-tax loss of $0.9 million at our Athens corrugator. Operating income for the segment was decreased by increased freight expense of $1.6 million, primarily due to increased fuel surcharges.

Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Operating		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped (b)	Shipped (b)	Price (c)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$128.3	$3.1	2.4%	230.7	43.9	n/a	n/a	$422
Second Quarter	136.1	2.4	1.7	248.8	42.9	n/a	n/a	424
Third Quarter	138.6	2.6	1.9	248.0	44.7	n/a	n/a	439

Nine Months Ended 6/30	403.0	8.1	2.0	727.5	131.5	n/a	n/a	429
Fourth Quarter	136.9	7.6	5.6	224.9	46.1	n/a	n/a	455

Fiscal 2004	$539.9	$15.7	2.9%	952.4	177.6	n/a	n/a	$435

First Quarter Fiscal 2005	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467
Second Quarter Fiscal 2005	131.8	3.6	2.8	209.7	45.2	n/a	n/a	472
Third Quarter Fiscal 2005	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491

Nine Months Ended 6/30	$415.5	$15.6	3.8%	631.9	132.7	26.7	6.9	$478

(a)	Recycled paperboard tons shipped and average recycled paperboard price per ton include tons shipped by Seven Hills, our joint venture with Lafarge.

(b)	Bleached paperboard and market pulp tons shipped begin in the third quarter of fiscal 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton now includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.
Net Sales (Paperboard Segment)
Our Paperboard segment net sales in the third quarter of fiscal 2005 increased 11.8% compared to the third quarter of fiscal 2004 primarily due to the GSPP Acquisition. Laminated paperboard product net sales declined $3.4 million primarily due to the actions we took in fiscal 2004 to exit certain laminated paperboard operations that were no longer cash flow positive. In our paperboard business, average recycled paperboard prices increased compared to the same period last year. The effect of the higher sales price during the period was more than offset by a decrease in tons shipped by our clay-coated and specialty paperboard mills. The weak demand that occurred in the first half of fiscal 2005 continued to be present in the third quarter of fiscal 2005. Recycled paperboard tons shipped in the third quarter of fiscal 2005 for the segment decreased to 256,386 tons from 292,745 tons shipped in the same quarter last year, a 12.4% decrease. The decrease was primarily due to the shutdown in January 2005 of our Otsego mill in July 2004 that accounted for 7.6% of the tons in the third quarter of fiscal 2004. Net sales in our recycled fiber business increased 12.0% due to a combination of increased fiber prices and higher volumes.
Our Paperboard segment net sales in the nine months ended June 30, 2005 increased 3.1% compared to the same period last year primarily due to the GSPP Acquisition. Laminated paperboard operation net sales declined $20.1 million primarily due to the actions we took in fiscal 2004 to exit certain of those operations. In our paperboard business, average recycled paperboard prices increased compared to the same period last year. The effect of the higher sales price during the period was more than offset by a decrease in tons shipped by our clay-coated and specialty paperboard mills. Demand was weak in the nine months ended June 30, 2005 compared to the comparable prior year period. Recycled paperboard tons shipped in the nine months ended June 30, 2005 decreased to 764,577 tons from 859,020 tons shipped in the same period last year, an 11.0% decrease. The decrease was primarily due to the shutdown of our Otsego mill that accounted for 8.2% of the tons during the prior year period. Net sales in our recycled fiber business increased 24.7% due to a combination of increased fiber prices and higher volumes.

Operating Income (Paperboard Segment)
Operating income attributable to the Paperboard segment for the third quarter of fiscal 2005 increased 187.9% compared to the prior year quarter despite the decreased net sales discussed above primarily as a result of the acquisition of the Demopolis mill. In our recycled paperboard mills, average paperboard selling prices increased more than the increased aggregate cost of recycled fiber, energy, chemical and freight of $1.7 million or $7 per ton during the same period as the previously announced price increases allowed us to begin recovering cost increases we have been absorbing. Our recycled paperboard mills operated at 93% of capacity, down from 98% in third quarter of fiscal 2004. Operating income in the segment also reflected the elimination of losses at the laminated paperboard products operations and at our Otsego specialty recycled paperboard mill, both of which we closed in fiscal 2004.
Operating income attributable to the Paperboard segment for the nine months ended June 30, 2005 increased 91.9% compared to the prior year period despite the decreased net sales discussed above. In our recycled paperboard mills, average paperboard selling prices increased, which more than offset the increased aggregate cost of recycled fiber, energy, chemical and freight of $16.9 million or $23 per ton. Our recycled paperboard mills operated at 93% of capacity, down from 96% in the first nine months of fiscal 2004. Operating income in the segment also reflected the elimination of losses at the laminated paperboard products operations and at our Otsego specialty recycled paperboard mill, both of which we closed in fiscal 2004. Operating income in the segment was improved by a $1.0 million decrease in bad debt expense resulting from lower total exposure to and improvements in the credit quality of several customers, decreased pension expense of $0.9 million.
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
Cash and cash equivalents and investment in marketable securities were $27.3 million and $0.0 million, respectively, at June 30, 2005, compared with $28.7 million and $28.2 million, respectively, at September 30, 2004, an aggregate decrease of $29.6 million. Our debt balance at June 30, 2005, was $949.2 million compared with $484.1 million on September 30, 2004, an increase of $465.1 million, which reflects the debt incurred to finance the GSPP Acquisition and the change in the hedge adjustments resulting from terminated and existing interest rate derivatives or swaps. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein, which includes the components of debt. We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In May 2005, we paid $4.2 million to terminate $200 million of long-term fixed-to-floating interest rate swaps because we viewed market conditions to be favorable and consistent with our fixed and floating interest rate mix objectives. In June 2005, we entered into $350 million of floating-to-fixed interest rate swaps and designated them as cash flow hedges of the same amount of our floating rate debt. We financed the GSPP Acquisition, including related costs, with financing from the Senior Credit Facility into which we entered contemporaneously with the closing of the acquisition, financing from our existing asset securitization facility and cash on hand. The Senior Credit Facility includes revolving credit and term loan facilities in the aggregate principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. We have aggregate outstanding letters of credit under this facility of approximately $40 million. The Senior Credit Facility includes restrictive covenants. See “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. At June 30, 2005 due to the restrictive covenants on the Senior Credit Facility, maximum available borrowings under this facility were approximately $170 million. We also have a 364-day receivables-backed Asset Securitization Facility under which we have aggregate borrowing capacity of $75.0 million through May 1, 2006. Borrowing availability under this facility is based on the eligible underlying secured assets. At June 30, 2005, this facility was fully drawn. At June 30, 2005, we had $60.5 million outstanding under our Asset Securitization Facility and had no borrowings on our Asset Securitization Facility at September 30, 2004. At June 30, 2005 we had $170.0 million outstanding under our revolving credit facility that is part of our Senior Credit Facility. At September 30, 2004, we had no borrowings on the terminated revolving credit facility. On August 1, 2005 we retired the outstanding balance of $74.0 million with respect to our 2005 Notes that were due August 1, 2005. We satisfied our obligations under the 2005 Notes with $14.0 cash on hand and $60.0 million of borrowings under our Senior Credit Facility. For additional information regarding our outstanding debt and credit facilities, see “Note 11. Debt” of the Notes to Condensed

Consolidated Financial Statements section of the Financial Statements included herein and “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included in the Fiscal 2004 Form 10-K.
On May 11, 2005, Moody’s Investors Service (which we refer to as “Moody’s”) lowered its ratings on our senior unsecured debt from Baa3 to Ba3 and assigned a rating of Ba2 rating on our proposed unsecured senior credit facility. Moody’s indicated that its ratings announcements related to our announcement of the GSPP Acquisition and our related financing plans.
After we announced that we would finance $490 million of the GSPP Acquisition purchase price with debt, Standard & Poor’s Ratings Services (which we refer to as “S&P”) met with our management. On May 18, 2005, S&P affirmed its BB corporate credit rating and lowered its senior unsecured ratings to B+ from BB on our 2005 Notes, our 8.2% Notes due August 11, 2011 and our 5.625% notes due March 15, 2013. S&P indicated that it had lowered the ratings on these notes because S&P considers the notes to be in a disadvantaged position compared to our Senior Credit Facility due to operating subsidiary guarantees on the proposed credit facility. At the same time, based on preliminary terms and conditions, S&P also assigned a BB rating to our Senior Credit Facility. S&P removed all the ratings from a credit watch with negative implication that S&P had imposed on April 28, 2005.
A credit rating represents the current opinion of the rating agency regarding the creditworthiness of an obligor. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.
Net cash provided by operating activities during the nine months ending June 30, 2005 was $98.7 million compared to $56.1 million for the comparable period in the prior year. The net change in operating assets and liabilities, principally accounts receivables, was $38.3 million.
Net cash used for investing activities during the nine months ended June 30, 2005 was $554.7 million, compared to net cash used by investing activities of $3.8 million in the same period last year. In the nine months of fiscal 2005, the net cash used for investing activities consisted primarily of $554.0 million for the purchase of businesses, net of cash received consisting primarily of our GSPP Acquisition, $34.2 million of capital expenditures that were partially offset by net sales of $28.2 million of marketable securities, and proceeds from the sale of property, plant and equipment of $5.3 million, which consisted primarily of $2.8 million for the sale of land adjacent to our Norcross headquarters, and $1.5 million for our previously closed Wright City laminated paperboard converting facility. In the first nine months of fiscal 2004, net cash provided by investing activities consisted primarily of $59.0 million that we received from the sale of the plastic packaging products business, $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities, and $5.4 million of proceeds from the sale of property, plant and equipment, primarily from the sale of our Mundelein, Illinois, merchandising display facility site. These amounts were partially offset by $48.6 million of capital expenditures, and net purchases of $21.1 million of marketable securities.
Net cash provided by financing activities was $454.4 million for the nine months ended June 30, 2005, compared with a use of $36.8 million in the comparable prior-year period. In the nine months of fiscal 2005, net cash provided consisted primarily of net additions to debt to finance the GSPP Acquisition and the issuance of common stock, which were partially offset by debt issuance costs, and cash dividends paid to shareholders. Net cash used in financing activities for the nine months ended June 30, 2004, primarily consisted of debt repayments and cash dividends paid to the shareholders, partially offset by the proceeds from monetizing swap contracts and the issuance of common stock.
We estimate that our capital expenditures will aggregate approximately $55 million in fiscal 2005. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, building expansions and improvements, and maintenance capital. We also estimate that our capital expenditures will aggregate approximately $70 to $75 million in each of fiscal 2006 and fiscal 2007.
We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of the current portion of long term debt for the foreseeable future from cash generated from operations, borrowings under our Senior Credit Facility and receivables-backed Asset Securitization Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.
Contractual Obligations
We summarize in the following table our enforceable and legally binding purchase obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table (in millions).

	Payments Due by Period
		Remaining
		Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009	Thereafter
	(in millions)

Long-term debt, including current portion (a) (e)	$936.4	$74.2	$93.1	$129.3	$639.8
Operating lease obligations (b)	39.2	2.9	18.1	10.6	7.6
Purchase obligations (c) (d)	307.7	59.0	200.8	47.7	0.2

Total	$1,283.3	$136.1	$312.0	$187.6	$647.6

(a)	We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and credit agreements. We further explain these obligations in “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. For information on the interest rates applicable to our various debt instruments see “Note 11. Debt.”

(b)	We enter into operating leases in the normal course of business. For more information, see “Note 9. Leases and Other Agreements” of the Notes to Consolidated Financial Statements section of the Financial Statements included in the Fiscal 2004 Form 10-K.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Under the terms of the joint venture agreement, Lafarge has the option to terminate the joint venture and put to us, at an amount determined by a formula, its interest in Seven Hills at any time on March 29, 2008, and annually thereafter, by delivering two years’ prior notice. If Lafarge were to elect to exercise its right to put to us its ownership interest in Seven Hills effective on March 29th of any year beginning in 2008, the purchase price would be less than 40% of Lafarge’s equity currently invested in the operation. We have included an estimation of this contingent obligation in the table above under the column “Fiscal 2008 & 2009” based on financial information available to us as of June 30, 2005.

(e)	We have not included in the table above an item labeled “other long-term liabilities reflected on our consolidated balance sheet” because none of our other long-term liabilities have a definite pay-out scheme. As discussed in “Note 11. Retirement Plans” of the Notes to Consolidated Financial Statements section of our Fiscal 2004 Form 10-K, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plan and deferred compensation because these amounts are dependent upon when the employee retires or leaves our company, and whether the employee elects lump-sum or annuity payments. In addition, we have not included in the table minimum pension funding requirements because such amounts are not available for all periods presented. We have contributed $7.3 million to our pension and supplemental retirement plans during fiscal 2005. We do not anticipate additional contributions during fiscal 2005. As a result of our voluntary contributions in fiscal 2005, our plans are at an 80% funding level or better.
New Accounting Standards
See “Note 3. New Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Non-GAAP Measures
We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” above certain financial measures that are not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define each non-GAAP financial measure, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
Net Debt
We have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated and existing interest rate derivatives or swaps, the balance of our cash and cash equivalents and certain other investments that we consider to be readily available to satisfy such debt obligations.
Rock-Tenn management uses Net Debt, along with other factors, to evaluate our financial condition. We believe that Net Debt is an appropriate supplemental measure of financial condition because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-Term Debt, Less Current Maturities (in millions):

	June 30,	March 31,
	2005	2005
Total Current Portion of Debt	$135,401	$75,090
Total Long-Term Debt, Less Current Portion	813,797	390,691

	949,198	465,781
Less: Hedge Adjustments Resulting From Terminated Interest Rate Derivatives or Swaps	(12,885)	(18,702)
Less: Hedge Adjustments Resulting From Existing Interest Rate Derivatives or Swaps	99	8,937

	936,412	456,016
Less: Cash and Cash Equivalents	(27,295)	(28,505)
Less: Investment in Marketable Securities	—	(31,230)

Net Debt	$909,117	$396,281

Forward-Looking Statements
     Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the timing of our adoption of accounting standards and the impact of accounting standards on our results of operations, financial condition, and cash flows; the impact of acquisitions, including the estimated fair value of assets acquired and liabilities assumed, the deductibility of goodwill or tax purposes, anticipated synergies and other impacts on our results of operations, financial condition, and cash flows; the impact of changes in assumptions and estimates underlying accounting policies; the impact of operational restructuring activities and restructuring of our corporate and tax structure, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on our results of operations, financial condition, cash flows or income taxes; ongoing litigation or other dispute resolution proceedings, including the timing and outcome of such proceedings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; the costs, potential benefits and other effects of complying with governmental laws and regulations and the timing of such effects, including the Section 404 Rules; income tax rates; capital expenditures, including timing, amount, and intended use; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; year-end inventory levels and costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are currently dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information and Risk Factors” in our Fiscal 2004 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. During the third quarter of fiscal 2005, we terminated interest rate swaps on our long-term bonds and executed new swaps on the debt issued related to the GSPP Acquisition. The new swaps that we entered into during the quarter have a July 1, 2005 effective date. We now have a 75%:25% fixed to floating rate debt ratio target. Based on the amounts and mix of fixed and floating rate debt at July 1, 2005 and September 30, 2004, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our annual interest expense would increase by $2.3 million and $3.1 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rate increase on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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

PART II: OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Seven Hills Arbitration
On July 7, 2005, we received the interim award determination from the arbitrator in our arbitration with Lafarge North America, Inc. (which we refer to as “Lafarge”), our partner in our Seven Hills joint venture. The interim award determined the methodology for calculating certain price components of gypsum paperboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward. The interim award also determined the methodology for calculating the amount that we are entitled to recover from Seven Hills for energy and certain services that we rendered to Seven Hills during that period and in the future. The interim award, if implemented without change, will reduce our equity in the income of Seven Hills by approximately $1.5 million, and we recorded a charge for this amount at June 30, 2005. We also expect that, annually in the future, the interim award, if implemented without change, will reduce our pre-tax income by approximately $1 million. We have filed a motion to reconsider the interim award. We can make no assurances that our subsequent efforts, including our motion to reconsider, with respect to the interim award will be successful. We can also make no assurances regarding the outcome of the arbitration proceedings.
Item 6. EXHIBITS
See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date: August 9, 2005	By:	/s/ Steven C. Voorhees

Steven C. Voorhees
Executive Vice President & Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 2.1	Asset Purchase Agreement dated as of April 27, 2005 among the Registrant, Gulf States Paper Corporation, a Delaware corporation, Rock-Tenn Packaging and Paperboard, LLC, a Georgia limited liability company, GSPC Enterprises, Inc., a Delaware corporation, Gulf States-Texas, L.L.C., a Delaware limited liability company, and Gulf States-Texas, L.P., a Delaware limited partnership (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; however the Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or other attachment to the SEC upon request) (attached hereto). Amendment No. 1 to Asset Purchase Agreement dated as of June 5, 2005 among the parties to the Asset Purchase Agreement (attached hereto).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003)

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2

Exhibit 4.2	Credit Agreement dated as of June 6, 2005, among the Registrant; Rock-Tenn Company of Canada; Wachovia Bank, National Association and Bank of America, N.A., acting through its Canada branch, as the lenders; Wachovia Capital Markets, LLC, SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., and Banc of America Securities, as the joint book runners; Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as the joint lead arrangers; SunTrust Bank, as syndication agent; Bank of America, N.A., as documentation agent; and the following subsidiaries of Rock-Tenn Company, as guarantors: Rock-Tenn Converting Company, Waldorf Corporation, PCPC, Inc., Rock-Tenn Company, Mill Division, LLC, Rock-Tenn Packaging and Paperboard, LLC, Rock-Tenn Mill Company, LLC, Rock-Tenn Shared Services, LLC, Rock-Tenn Services Inc., Alliance Display, LLC, Rock-Tenn Packaging Company, Rock-Tenn Company of Texas, Rock-Tenn Partition Company, Rock-Tenn Real Estate, LLC, Ling Industries Inc., 9124-1232 Quebec Inc., Groupe Cartem Wilco Inc., Wilco Inc., and Ling Quebec Inc. (attached hereto).

Exhibit 10.1*	2005 Shareholder Value Creation Incentive Plan (attached hereto).

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

Additional Exhibits.
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.