Form 10-K
period 2005-09-30
Rock-Tenn CO
filed 2005-12-19
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
      The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $13.30 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $380 million.
      As of December 8, 2005, the registrant had 36,417,342 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS
      Unless the context otherwise requires, “we,” “us,” “our” or “Rock-Tenn” refers to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS” and GSD Packaging, LLC, which we refer to as “GSD.” We own 65% of RTS and conduct our interior packaging business through RTS. We own 60% of GSD and conduct some folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements. All references in the accompanying financial statements and this Annual Report on Form 10-K to aggregated data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill. We exclude that data because the Aurora operation sells only converted products. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora recycled paperboard mill.
General
      We are primarily a manufacturer of packaging, merchandising displays, and paperboard. We operate a total of 93 facilities located in 26 states, Canada, Mexico, Chile and Argentina.
      On June 6, 2005, we acquired from Gulf States Paper Corporation and certain of its related entities (which we refer to collectively as “Gulf States”) substantially all of the assets of Gulf States’ Paperboard and Packaging operations (which we refer to as “GSPP”) and assumed certain of Gulf States’ related liabilities for an aggregate purchase price of $552.2 million, net of cash received of $0.7 million, including expenses. We refer to this acquisition as the “GSPP Acquisition”. Pursuant to the GSPP Acquisition we acquired a bleached paperboard mill in Demopolis, Alabama, which includes a pulp mill and a chip mill (which we refer to collectively as the “bleached paperboard mill”) and 11 folding carton plants.
Products
      We report our results of operations in three segments: (1) the Packaging Products segment, (2) the Merchandising Displays and Corrugated Packaging segment, and (3) the Paperboard segment. For financial information relating to our segments, please see Item 8, “Financial Statements and Supplementary Data.” For financial information related to our non-US operations, see “Note 16. Segment Information” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Packaging Products Segment
      In our Packaging Products segment, we manufacture folding cartons and solid fiber interior packaging.
      Folding Cartons. We believe that we are the second largest producer of folding cartons in North America. Customers use our folding cartons to package frozen, dry and perishable food items for the retail sale and quick-serve markets; beverages; paper goods; automotive products; hardware; health care and nutritional food supplement products; household goods; healthcare and beauty aids; recreational products; textiles; apparel; and other products. We also manufacture express envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled or virgin paperboard, including high strength paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard in accordance with customer specifications. We then ship finished cartons to customers’ plants for assembling, filling and sealing. By employing a broad range of offset, flexographic, gravure, backside printing, and double coating technologies, we are able to meet a broad range of folding carton applications. We support our customers in creating new packaging solutions through our product development, graphic design and packaging systems service groups. Sales of folding cartons to unaffiliated customers accounted for 49.1%, 48.8%, and 46.5% of our net sales in fiscal 2005, 2004, and 2003, respectively.
      We believe that the GSPP Acquisition gives us increased geographic and technical coverage of the North American markets with a more diversified customer base, and the folding carton converting operations have complementary end markets, paper substrates and customers. The GSPP folding carton plants serve primarily the food and food service markets and the pharmaceutical and health and beauty markets. Three of the GSPP plants are part of a joint venture with Dopaco, Inc., in which we have a 60% interest and which manufactures take-out food pail products.
      Interior Packaging. Our subsidiary, RTS, specializes in the design and manufacture of fiber partitions and die-cut paperboard components. We believe that we are the largest manufacturer of solid fiber partitions in North America. We market our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products for various industries. We also manufacture partitioned shipping cases to include stand-alone point-of-purchase display systems. We manufacture solid fiber interior packaging primarily from 100% recycled specialty paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed casing, de-casing and filling lines. We focus on developing high quality, value-added interior packaging products for specific applications to meet customers’ packaging needs. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production that allows for rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates in North America, Mexico, Chile, and Argentina. Sales of interior packaging products to unaffiliated customers accounted for 8.0%, 8.4%, and 9.1% of our net sales in fiscal 2005, 2004, and 2003, respectively.

Merchandising Displays and Corrugated Packaging Segment
      In our Merchandising Displays and Corrugated Packaging segment, we manufacture temporary and permanent point-of-purchase displays, corrugated packaging, and corrugated sheet stock.
      Merchandising Displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. Temporary displays are constructed primarily from corrugated paperboard and generally are not restocked with products. Permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We also provide contract packing services such as multi-product promotional packing, including “buy one, get one free” and complementary or free product promotions. We also manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of our merchandising displays and lithographic laminated packaging to unaffiliated customers accounted for 13.1%, 15.0%, and 15.4% of our net sales in fiscal 2005, 2004, and 2003, respectively.
      Corrugated Packaging. We manufacture corrugated packaging for sale to the industrial products and consumer products markets and corrugated sheet stock for sale to corrugated box manufacturers. These products are manufactured in a range of flute configurations and our packaging includes a wide array of structural designs. We market corrugated packages and corrugated sheet stock products primarily in the southeastern United States. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets in accordance with customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We assist our customers in developing solutions through our structural design and engineering services groups. Sales of our corrugated packaging products to unaffiliated customers accounted for 6.0%, 4.8%, and 4.6% of our net sales in fiscal 2005, 2004, and 2003, respectively.

Paperboard Segment
      In our Paperboard segment, we collect recovered paper and produce paperboard products.
      Paperboard. We believe we are one of the largest U.S. manufacturers of 100% recycled paperboard. We market our coated recycled and specialty paperboard to manufacturers of folding cartons, solid fiber interior packaging, book cover and laminated paperboard furniture components, tube and core products, set-up boxes and other paperboard products. We also manufacture recycled corrugating medium, which we sell to corrugated sheet manufacturers. Through our Seven Hills joint venture with Lafarge North America, Inc. (“Lafarge”), we manufacture gypsum paperboard liner for sale to Lafarge.
      Our bleached paperboard mill manufactures bleached paperboard and southern bleached softwood kraft pulp. Based on a study by Jaakko Pöyry Consulting conducted for us during our due diligence process for the GSPP Acquisition, we believe our bleached paperboard mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, replacement of its recovery boiler and hardwood pulp line in the early 1990s and access to hardwood and softwood fiber.
      We also believe we are a leading U.S. producer of laminated paperboard products for the ready-to-assemble furniture market. We convert specialty paperboard into laminated paperboard products for use in furniture, automotive components, storage, and other industrial products. We also convert specialty paperboard into book covers.
      Sales of pulp, paperboard, recycled medium, and laminated paperboard products to unaffiliated customers accounted for 19.7%, 19.0%, and 20.8% of our net sales in fiscal 2005, 2004, and 2003, respectively.
      Recycled Fiber. Our paper recovery facilities collect primarily waste paper from a number of sources including factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters as well as from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing, or sell it, principally to other U.S. manufacturers. These customers include, among others, manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also operate a fiber marketing and brokerage group that serves large regional and national accounts. Sales of recovered paper to unaffiliated customers accounted for 4.1%, 4.0%, and 3.6% of our net sales in fiscal 2005, 2004, and 2003, respectively.
Raw Materials
      The primary raw materials that our paperboard operations use is recycled fiber at our recycled paperboard mills and virgin fibers from hardwoods and softwoods at our bleached paperboard mill. The average cost of recycled fiber that our recycled paperboard mills used during fiscal 2005, fiscal 2004, and fiscal 2003 was $102 per ton, $98 per ton, and $83 per ton, respectively. During fiscal 2005 recycled fiber prices were relatively stable. During fiscal 2004, recycled fiber prices fluctuated significantly. While virgin fiber prices are generally more stable than recycled fiber prices, they are subject to fluctuation, particularly during prolonged periods of heavy rain. As part of the GSPP Acquisition, we entered into a five year chip supply agreement with Gulf States pursuant to which Gulf States has essentially agreed to continue to make available to our bleached paperboard mill the supply of soft wood chips that it made available to the mill before the acquisition, which represents approximately 75% to 80% of the mill’s historical soft wood chip supply requirements.
      There can be no assurance that we will be able to recoup any future increases in the cost of recycled and virgin fiber through price increases for our products, in part due to competitive factors and contractual limitations. See “Business — Competition” below.

      Recycled and virgin paperboard are the primary raw materials that our paperboard converting operations use. One of the primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. While management believes that it would be able to obtain adequate replacement supplies in the market should either of our current vendors discontinue supplying us coated unbleached kraft, the failure to obtain such supplies or the failure to obtain such supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our internal needs for recycled paperboard and consume approximately 50% of our bleached paperboard production, although we have the capacity to consume it all. Because there are other suppliers that produce the necessary grades of paperboard used in our converting operations, management believes that it would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled or bleached paperboard through internal production. If the cost of paperboard that we use in our converting operations increases, there can be no assurance that we will be able to recoup any such cost increases through price increases for our products.
Energy
      Energy is one of the most significant manufacturing costs of our paperboard operations. We use natural gas, electricity, fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines and primarily electricity for our converting equipment. Our bleached paperboard mill uses wood by-products for most of its energy. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas. The average cost of energy used by our recycled paperboard mills during fiscal 2005 was $73 per ton, compared to $67 per ton during fiscal 2004 and $58 per ton in fiscal 2003. Our bleached paperboard mill’s recovery boiler is able to produce substantially all of the mill’s energy needs.
      In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our recycled paperboard mills, has fluctuated significantly, while increasing significantly. The cost of natural gas can also affect the cost of electricity, which we also use in our manufacturing operations. There can be no assurance that we will be able to recoup any future increases in the cost of natural gas or other energy through price increases for our products, in part due to competitive factors and contractual limitations. See “Business — Competition” below.
      We are a party to a long-term supply contract pursuant to which we purchase steam from a nearby power plant for our St. Paul, Minnesota mills. The supply contract currently expires in June 2007. The steam supplier has advised us that by September 2007 it expects to replace the power plant with a facility that will not have the capability to provide steam to the St. Paul mills. We are currently evaluating replacement energy supply alternatives. We currently anticipate that, subject to necessary regulatory approval, we may incur aggregate capital expenditures of approximately $5 to $15 million during fiscal years 2006 and 2007 to repair and restart an existing on-site power plant, depending upon the scope of the project selected. The power plant could be powered by burning natural gas or fuel oil. We believe that the cost of operating the on-site power plant may be more expensive than the cost of our current steam supply.
Sales and Marketing
      Our top 10 external customers represented approximately 26% of consolidated net sales in fiscal 2005, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. Some of our products are marketed to key customers. The loss of any key customer could have a material adverse effect on the net income attributable to the applicable segment and, depending on the significance of such product line to our operations, our results of operations. We believe that we have good relationships with our key customers.
      In fiscal 2005, we sold:

•	packaging products to approximately 3,200 customers, the top 10 of which represented approximately 18% of the external sales of our Packaging Products segment;

•	merchandising display products and corrugated packaging products to approximately 1,300 customers, the top 10 of which represented approximately 52% of the external sales of our Merchandising Display and Corrugated Packaging segment; and

•	paperboard products to approximately 1,750 customers, the top 10 of which represented approximately 42% of the external sales of our Paperboard segment.
      During fiscal 2005, we sold approximately 33% of our Paperboard segment sales to internal customers, primarily to our Packaging Products segment. During fiscal 2005, we sold approximately 50% of our recycled paperboard to our converting facilities. During fiscal 2006, we expect to sell approximately one-half of our bleached paperboard to our converting operations. Our Paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, Lafarge is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.
      We market each of our product lines, other than our gypsum paperboard liner, through separate sales forces. Each sales force maintains direct sales relationships with our customers. We also market a number of our products through either independent sales representatives or independent distributors, or both. We pay our paperboard products sales personnel a base salary, and we generally pay our packaging products and merchandising displays and corrugated packaging sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis.
Competition
      The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our paperboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and, to a limited extent, manufacturers outside of North America.
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
      The packaging products and recycled paperboard industries have undergone significant consolidation in recent years. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of the customers’ packaging needs. In addition, during recent years, purchasers of paperboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, favor our products depending on our competitive position in specific product lines.
      Packaging products manufactured from paperboard compete with plastic and corrugated packaging, as well as packaging manufactured from other materials. Customer shifts away from paperboard packaging to packaging from such other substrates could adversely affect our results of operations.
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
      We do not believe that future compliance with these environmental laws and regulations will have a material adverse effect on our results of operations, financial condition, or cash flows. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows.
      We estimate that we will spend approximately $4.0 million for capital expenditures during fiscal 2006 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate would be approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs before the end of fiscal 2007.
      We have been identified as a potentially responsible party (“PRP”) at 10 active “superfund” sites pursuant to CERCLA or comparable state statutes (“Superfund legislation”). Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these ten sites:

•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of eight sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we may have some liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of six sites, we determined that it was appropriate to conclude that, while it is not estimable, the potential liability is reasonably likely to be a de minimus amount and immaterial.

•	With respect to each of two sites, we have preliminarily determined that it is appropriate to conclude that the potential liability is best reflected by a range of reasonably possible liabilities all of which we expect to be de minimus and immaterial.
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
Patents and Other Intellectual Property
      We hold a substantial number of patents and pending patent applications in the United States and in certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our various operations, as well as certain process and methods patents and patent applications relating to our paperboard operations. Certain of our patents and other intellectual property are supported by trademarks such as MillMask®, Millennium Board®, AdvantaEdge®, BlueCuda®, BillBoard®, CitruSaver®, Duraframe®, DuraFreezetm, ProduSaver®, WineGuard®, MAX PDQtm, and MAXLite PDQtm. Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.
      One of our patents (U.S. Patent Number 6,430,467) and several pending patent applications relate to centralized packaging of case-ready meat. We previously disclosed that there was a legal proceeding pending pursuant to which, among other things, we were seeking to enjoin certain parties from infringing our U.S. Patent Number 6,430,467 and to recover damages suffered by us as a result of the infringement. On March 30, 2005, the Court granted the defendants’ motion for Summary Judgment of patent invalidity with respect to certain claims of U.S. Patent Number 6,430,467. There are currently pending defendants’ counterclaims of patent unenforceability. In addition, one of the other opposing parties has pending claims of alleged patent unenforceability and tortious interference.
      We can make no assurances concerning any pending legal or administrative proceedings with respect to U.S. Patent Number 6,430,467 and pending patent applications related to centralized packaging of case-ready meat or with respect to any of the proceedings thereto. We do not believe that any such proceedings will have a material adverse effect on our results of operations, financial condition or cash flows.
Employees
      At September 30, 2005, we had approximately 9,600 employees. Of these employees, approximately 7,400 were hourly and approximately 2,200 were salaried. Approximately 3,150 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, laminated paperboard products manufacturing facility during fiscal 2004. Management believes that our relations with our employees are good.

Available Information
      Our Internet address is www.rocktenn.com. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, and our nominating and corporate governance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and senior financial officers. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.
Forward-Looking Information
      We, or our executive officers and directors on our behalf, may from time to time make “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward-looking statements could involve, among other things, statements regarding any of the following: our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, our production capacities, our ability to achieve operating efficiencies, and our ability to fund our capital expenditures, interest payments, stock repurchases, dividends, working capital needs, and repayments of debt; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; amounts and timing of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; our compliance obligations with respect to health and safety laws and environmental laws, the cost of such compliance, the timing of such costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope and timing of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contribution expenses, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, and pension and retirement plan asset investment strategies; the financial condition of our insurers and the impact on our results of operations, financial condition or cash flows in the event of an insurer’s default on their obligations; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting such risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of such standards once implemented; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.
      Any forward-looking statements are based on our current expectations and beliefs at the time of such statements and would be subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in these forward-looking statements. With respect to these statements, we make a number of assumptions regarding, among other things, expected economic, competitive and market conditions generally; expected volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; the expected utilization of real property that is subject to the restructurings due to realizable values from the sale of that property; anticipated earnings that will be available for offset against net operating loss carry-forwards; expected credit availability; raw material and energy costs; replacement energy supply alternatives and related capital expenditures; and expected year-end inventory levels and costs. These assumptions also could be affected by changes in management’s plans, such as delays or changes in anticipated capital expenditures or changes in our operations. We believe that our assumptions are reasonable; however, undue reliance should not be placed on these assumptions, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are dependent on volume due to price levels and our generally high fixed operating costs. Forward-looking statements speak only as of the date they are made, and we, and our executive officers and directors, have no duty under the federal securities laws and undertake no obligation to update any such information as future events unfold.
      Further, our business is subject to a number of general risks that would affect any such forward-looking statements, including the risks discussed under “Item 1A. — Risk Factors.”

Item 1A.	RISK FACTORS

• We May Face Increased Costs and Reduced Supply of Raw Materials
      Historically, the cost of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by virgin paperboard, tissue, newsprint and corrugated packaging manufacturers to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas) have also fluctuated significantly, while increasing significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

• We Face Intense Competition
      Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our paperboard operations compete with integrated and non-integrated national and regional companies operating in North America manufacturing various grades of paperboard and, to a limited extent, manufacturers outside of North America. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations. Further, competitive conditions have prevented us from fully recovering our increased costs and may continue to inhibit our ability to pass on cost increases to our customers. Our paperboard segment’s sales volumes may be directly impacted by changes in demand for our packaging products and our laminated paperboard products. See “Business — Competition.”

• We May be Unable to Complete and Finance Acquisitions
      We have completed several acquisitions in recent years and may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results. This is particularly true in the fiscal quarters immediately following the completion of such acquisitions while we are integrating the operations of the acquired business into our operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures.

• We are Subject to Extensive Environmental and Other Governmental Regulation
      We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances.
      We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to CERCLA or comparable state statutes. See “Business — Governmental Regulation — Environmental Regulation.” There can be no assurance that any liability we may incur in connection with these superfund sites will not be material to our results of operations, financial condition or cash flows.

• We Have Been Dependent on Certain Customers
      Each of our segments has certain key customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

• We May Incur Additional Restructuring Costs
      We have restructured a portion of our operations from time to time in recent years and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty market conditions, the loss of key customers, or the selling prices for our products, we also may not able to predict with certainty when it will be appropriate to undertake such restructuring opportunities. It is also possible, in connection with such restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits of such restructuring efforts.

Item 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable — there are no unresolved staff comments.

Item 2.	PROPERTIES
      We operate at a total of 93 locations. These facilities are located in 26 states (mainly in the Eastern and Midwestern U.S.), Canada, Mexico, Chile and Argentina. We own our principal executive offices in Norcross, Georgia. There are 31 owned and 11 leased facilities used by operations in our Packaging Products segment, 6 owned and 19 leased facilities used by operations in our Merchandising Displays and Corrugated Packaging segment, and 24 owned and 1 leased facility used by operations in our Paperboard segment. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.
      The following table shows information about our paperboard mills. We own all of our mills.

	Production
	Capacity
Location of Mill	(in tons at 9/30/2005)		Paperboard Produced

Demopolis, AL	327,000		Bleached paperboard and
	91,500		southern bleached softwood kraft pulp

St. Paul, MN	180,000		Recycled corrugating medium

St. Paul, MN	160,000		Coated recycled paperboard

Battle Creek, MI	140,000		Coated recycled paperboard

Sheldon Springs, VT (Missisquoi Mill)	108,000		Coated recycled paperboard

Dallas, TX	96,000		Coated recycled paperboard

Stroudsburg, PA	60,000		Coated recycled paperboard

Chattanooga, TN	130,000		Specialty recycled paperboard

Lynchburg, VA	88,000	(1)	Specialty recycled paperboard

Eaton, IN	60,000		Specialty recycled paperboard

Cincinnati, OH	53,000		Specialty recycled paperboard

Aurora, IL	32,000		Specialty recycled paperboard

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

      The following is a list of our significant facilities other than our paperboard mills:

Type of Facility	Locations	Owned or Leased

Merchandising Display Operations	Winston-Salem, NC (also contract packing and sales and design)	Owned

Headquarters	Norcross, GA	Owned

Item 3.	LEGAL PROCEEDINGS
      We agreed with Lafarge, our partner in the Seven Hills joint venture, to enter into arbitration with respect to the price of gypsum plasterboard liner that Seven Hills is entitled to charge Lafarge from November 2002 going forward, as well as our right to recover amounts for certain services that we rendered to Seven Hills. On December 8, 2005, the arbitrator issued a final ruling. Consistent with our previous disclosure, we expect the arbitrator’s final ruling to reduce our future annual pre-tax income from 2004 levels by approximately $0.8 million. We previously disclosed that we had recorded a charge of $1.5 million at June 30, 2005 in connection with the arbitration.
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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable — there were no matters submitted to a vote of security holders in our fourth fiscal quarter.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
      Our Class A common stock, par value $0.01 per share (which we refer to as our “Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of December 8, 2005, there were approximately 379 shareholders of record of our Common Stock.
Price Range of Common Stock

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

First Quarter	$16.60	$14.68	$17.99	$14.50

Second Quarter	$15.40	$13.05	$17.87	$13.35

Third Quarter	$13.60	$9.75	$17.00	$13.65

Fourth Quarter	$16.00	$12.28	$16.98	$13.15
Dividends
      During fiscal 2005, we paid a quarterly dividend on our Common Stock of $0.09 per share ($0.36 per share annually). During fiscal 2004, we paid a quarterly dividend on our Common Stock of $0.085 per share ($0.34 per share annually).
      For additional dividend information, please see “Item 6. Selected Financial Data.”
Securities Authorized for Issuance Under Equity Compensation Plans
      The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006, is incorporated herein by reference.
      For additional information concerning our capitalization, please see “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Item 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2005, 2004, and 2003, and the consolidated balance sheet data as of September 30, 2005 and 2004, from the Consolidated Financial Statements included elsewhere in this report. We also derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2002 and 2001, and the consolidated balance sheet data as of September 30, 2003, 2002, and 2001, from audited Consolidated Financial Statements not included in this report. We reclassified our plastic packaging operations, which we sold in October 2003, as a discontinued operation on the consolidated statements of income for all periods presented. We have also presented the assets and liabilities of our plastic packaging operations as assets and liabilities held for sale for all periods presented on our consolidated balance sheets. The table that follows is consistent with those presentations.
      On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. The acquisition was the primary reason for the fiscal 2005 increases in net sales; income and diluted earnings per common share from continuing operations before the cumulative effect of a change in accounting principle; income and diluted earnings per common share before the cumulative effect of a change in accounting principle; net income and diluted earnings per common share; book value per common share; total assets, total current maturities of debt, total long-term debt, less current maturities, and total debt; shareholders’ equity, net cash provided by operating activities, and cash paid for purchase of businesses, net of cash received. The results of operations shown below may not be indicative of future results.

	Year Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)

Net sales	$1,733,481	$1,581,261	$1,433,346	$1,369,050	$1,364,759

Restructuring and other costs	7,525	32,738	1,494	18,237	16,893

Goodwill amortization (a)	—	—	—	—	8,569

Income from continuing operations before the cumulative effect of a change in accounting principle	17,614	9,651	29,541	29,853	24,623

Income from discontinued operations, net of tax	—	7,997	35	2,617	5,614

Income before the cumulative effect of a change in accounting principle	17,614	17,648	29,576	32,470	30,237

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(5,844)	286

Net income (b)	17,614	17,648	29,576	26,626	30,523

Diluted earnings per common share from continuing operations before the cumulative effect of a change in accounting principle	0.49	0.27	0.85	0.87	0.74

Diluted earnings per common share before the cumulative effect of a change in accounting principle	0.49	0.50	0.85	0.94	0.90

Diluted earnings (loss) per common share from cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.17)	0.01

Diluted earnings per common share	0.49	0.50	0.85	0.77	0.91

Dividends paid per common share	0.36	0.34	0.32	0.30	0.30

Book value per common share	12.57	12.28	12.07	11.80	12.00

Total assets	1,798,434	1,283,813	1,291,395	1,176,198	1,164,413

Total current maturities of debt	62,079	85,760	12,927	62,917	97,152

	Year Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)

Total long-term debt, less current maturities	853,002	398,301	512,967	410,074	397,090

Total debt (c)	915,081	484,061	525,894	472,991	494,242

Shareholders’ equity	456,222	437,601	422,036	405,147	402,760

Net cash provided by operating activities (d)	154,680	91,440	114,795	115,058	146,027

Capital expenditures	54,326	60,823	57,402	72,701	60,635

Cash paid for joint venture investment (e)	120	158	332	1,720	9,627

Cash paid for purchase of businesses, net of cash received	552,291	15,047	81,845	25,351	—

Notes (in thousands):

(a)	Amount not deductible for income tax purposes was $6,189 in fiscal 2001.

(b)	Goodwill amortization, net of tax in fiscal 2001 was $7,802, or $0.23 per diluted share. Pro forma net income after adding back goodwill amortization, net of tax in fiscal 2001 was $38,325, or $1.14 per diluted share.

(c)	Total debt includes fair value aggregate hedge adjustments resulting from terminated and/or existing interest rate derivatives or swaps of $12,255, $18,461, $23,930, $19,751, and $8,603 during fiscal 2005, 2004, 2003, 2002, and 2001, respectively.

(d)	Net cash provided by operating activities for the year ended September 30, 2004 was reduced by approximately $9,869 in cash taxes paid from the gain on the sale of discontinued operations.

(e)	Of the total cash paid for the joint venture investment, contributions for capital expenditures amounted to $120, $158, $332, $383, and $7,667 during fiscal 2005, 2004, 2003, 2002, and 2001, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
      We have prepared our accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (which we refer to as “GAAP”), which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Accounts Receivable
      We have an allowance for doubtful accounts that serves to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowance for doubtful account contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific credit information. Our assessment of this information forms the basis of our allowances. We have not made any material changes in the accounting methodology used to establish the allowance during the past three years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowance. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions. At September 30, 2005, our allowances were $5.1 million; a 5% change in credit worthiness of our customers would change our reserve by approximately $0.3 million.

Inventory
      We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity to markdown excess, obsolete or unsaleable inventory. Judgment and uncertainty exists with respect to this estimate because it requires management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the markdown required for excess, obsolete or unsaleable inventory. We have not made any material changes in the accounting methodology used to markdown inventory during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate inventory markdowns. While these markdowns have historically been within our expectations and the markdowns we established, it is possible that our reserves could be higher or lower in the future if our estimates are inaccurate. At September 30, 2005, our inventory reserves were $1.4 million; a 5% change in credit worthiness of our customers would change our reserve by approximately $0.1 million.

Impairment of Long-Lived Assets and Goodwill
      We account for our goodwill under the goodwill impairment model set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Estimating the fair value of the reporting unit involves uncertainties because it requires management to develop numerous assumptions about the reporting unit including assumptions about the future growth in revenue and costs, capital expenditures, industry economic factors and future business strategy.
      The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occurred in future periods, future operating results could be materially impacted. For example, based on available information as of our most recent review during the fourth quarter of fiscal 2005, if our pre-tax earnings were to have decreased by 10% with respect to the pre-tax earnings we used in our forecasts, the enterprise value of each of our divisions would have continued to exceed their respective net book values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value, except for the paperboard division. Under circumstances where the fair value of a reporting unit was less than its carrying value, we would have completed the second step of the impairment analysis for that reporting unit. We do not believe that such a change in the discount rate was appropriate at the beginning of the fourth quarter of fiscal 2005 and no facts have come to our attention that would require us to perform an interim impairment analysis under SFAS 142. We completed the annual test of the goodwill associated with each of our reporting units during the fourth quarter of fiscal 2005 and we identified no indicators of impairment.
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
      We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment losses that could be material.

Self-Insurance
      We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Our self-insurance liabilities contain uncertainties because the calculation requires management to make assumptions regarding and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred buy not reported as of the balance sheet date. We utilize historical claims lag data provided by our claims administrators to compute the required estimated reserve rate per carrier. We calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing the reserve rates discussed above. During fiscal 2005, the average monthly claims paid fluctuated between $2.7 million and $2.9 million and our average claims lag fluctuated between 1.5 and 1.7 times the average monthly claims paid. Our accrual at September 30, 2005, represents approximately 1.7 times the average monthly claims paid. Health insurance costs have risen in recent years, but our reserves have historically been within our expectations. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insured liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. A 5% change in the average claims lag would change our reserve by approximately $0.2 million.

Workers’ Compensation
      We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors which are applied to total reserves as provided by the insurance companies we do business with. Our workers’ compensation liabilities contain uncertainties because the calculation requires management to make assumptions regarding the injury. We rely on expertise and advice from our third party administrator, and development factors to form the basis of our reserve. We have not made any material changes in the accounting methodology used to establish our workers’ compensation liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our workers’ compensation liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. Although the cost of individual claims may vary over the life of the claim, the population taken as a whole has not changed significantly from our expectations A 5% change in our development factors at September 30, 2005 would have resulted in an additional $0.3 million of expense for the year.

Accounting for Income Taxes
      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowances and deferred income tax expense in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our estimated tax obligations using historical experience in the jurisdictions we do business in, and informed judgments. A 1% increase in our effective tax rate would increase tax expense from continuing operations by approximately $0.2 million for fiscal 2005. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax exposure.

Pension
      We have five defined benefit pension plans (“U.S. Qualified Plans”) with approximately 60% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. The determination of our obligation and expense for pension is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 11. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein, which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise some degree of judgment when selecting these assumptions.

      The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables. Certain significant variables require us to make assumptions that are within our control such as an anticipated discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.
      Our discount rate for each plan used for determining future net periodic benefit cost is based on the Moody’s AA Utility Bond Index. We believe the timing and amount of cash flows related to this bond index is expected to match the estimated defined benefit payment streams of our Plans. In determining the appropriateness of utilizing the Moody’s AA Utility Bond Index, we compared the average age and time to retirement for the participants in our plans and the maturity characteristics of the index. For calculating net periodic pension cost for September 30, 2004 and September 30, 2005 we employed a discount rate of 6.0% and 5.5%, respectively. The 50 basis point reduction in our discount rate was the primary reason for the $20 million reduction in funded status compared to the prior year. In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies. For fiscal 2005, we used an expected return on plan assets of 9.0%. The plan assets were divided among various investment managers. As of September 30, 2005, approximately 66% of plan assets were invested with equity managers, approximately 29% of plan assets were invested with fixed income managers, approximately 3% of plan assets were invested with managers of alternative investments and approximately 2% of the plan assets were held in a cash account. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods. For fiscal 2005, our pension plans had actual returns on assets of $21.4 million as compared with expected returns on assets of $19.0 million, which resulted in a net deferred gain of $2.4 million. At September 30, 2005 we had an unrecognized loss of $121.1 million. In fiscal 2006, we expect to charge to net periodic pension cost approximately $8.1 million of this unrecognized loss. The amount of this unrecognized loss charged to pension cost in future years is dependent upon future interest rates and pension investment results. A 25 basis-point change in the discount rate, expected increase in compensation levels, or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2005 pension expense (in millions):

	25 Basis Point	25 Basis Point
	Increase	Decrease

Discount rate	$(1.2)	$1.4

Expected long-term rate of return on plan assets	$(0.5)	$0.5

Expected increase in compensation levels	$0.1	$(0.1)

      Several factors influence our annual funding requirements. For the U.S. Qualified Plans, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages. Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes. Amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions. The effect on operating results in the future of pension plan funding will depend in part on investment performance, funding decisions and employee demographics.
      For fiscal 2005 and 2004, there was no minimum contribution to the U.S. Qualified Plans required by ERISA. However, at management’s discretion, we made cash contributions to the U.S. Qualified Plans of $7.3 million and $19.6 million during fiscal 2005 and 2004, respectively. During fiscal 2006, we do not have a minimum contribution to make to the U.S. Qualified Plans. Based on current expectations, we anticipate contributing approximately $35 million to the U.S. Qualified Plans over the next two years.

Segment and Market Information
      We report our results in three segments: (1) the Packaging Products segment, (2) the Merchandising Displays and Corrugated Packaging segment, and (3) the Paperboard segment.
      The following table shows certain operating data for our three segments. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses. These items include restructuring and other costs and certain corporate expenses.

	Year Ended September 30,

	2005	2004	2003

	(In millions)

Net sales (aggregate):

Packaging Products	$994.0	$908.1	$801.4

Merchandising Displays and Corrugated Packaging	333.8	318.3	291.2

Paperboard	615.4	539.9	509.9

Total	$1,943.2	$1,766.3	$1,602.5

Net sales (intersegment):

Packaging Products	$3.4	$3.5	$4.6

Merchandising Displays and Corrugated Packaging	4.0	4.7	5.0

Paperboard	202.3	176.8	159.6

Total	$209.7	$185.0	$169.2

Net sales (unaffiliated customers):

Packaging Products	$990.6	$904.6	$796.8

Merchandising Displays and Corrugated Packaging	329.8	313.6	286.2

Paperboard	413.1	363.1	350.3

Total	$1,733.5	$1,581.3	$1,433.3

Segment income:

Packaging Products	$33.4	$38.0	$38.5

Merchandising Displays and Corrugated Packaging	21.1	29.1	28.6

Paperboard	31.6	15.7	21.8

	86.1	82.8	88.9

Restructuring and other costs	(7.5)	(32.7)	(1.5)

Non-allocated expenses	(17.7)	(12.4)	(9.7)

Interest expense	(36.6)	(23.6)	(26.9)

Interest and other income (expense)	0.4	(0.2)	0.1

Minority interest in income of consolidated subsidiary	(4.8)	(3.4)	(3.2)

Income from continuing operations before income taxes	$19.9	$10.5	$47.7

Overview
      Fiscal 2005 was a watershed year for Rock-Tenn as a result of the acquisition on June 6, 2005 of the GSPP folding carton and bleached paperboard operations. Through the acquisition, we greatly improved our business mix with the very low cost bleached paperboard mill and the 11 GSPP folding carton plants. The supply/demand characteristics of the bleached paperboard markets, and hence margins for bleached paperboard, have been superior to recycled paperboard over at least the last business cycle. Also, the addition of bleached paperboard, which is made from virgin fiber and requires less purchased fossil fuels for energy, reduces the percentage of our paperboard operations dependent on those inputs, both of which are characterized by highly volatile prices and have seen significant increases in prevailing prices in the last few years. In addition, the GSPP folding carton plants broaden our already very broad customer base, increasing our geographic and technological capabilities and provide significant opportunities to reduce our unit costs through administrative and operational synergies. The GSPP assets added $176.2 million of net sales in the four months in fiscal 2005 we owned them, on $519.6 million of pro forma annual net sales, and significantly increased our operating income and earnings per share. Our year-end fiscal 2005 net debt, as defined (see “Non-GAAP Measures” below), increased by $467.3 million from September 30, 2004, although we paid $552.2 in cash to fund the acquisition and related expenses. This implied reduction of net debt resulted from increased cash flow from operations, which was $154.7 million in fiscal 2005 and $91.4 million in fiscal 2004. We believe we achieved an annualized run rate of acquisition synergies of $18 million in the fourth fiscal quarter of 2005 and we expect to realize at least $25 million in annualized synergies from the acquisition. For additional information regarding the acquisition see “Note 6. Acquisitions, Restructuring and Other Matters” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.
      Our legacy operations posted mixed results during fiscal 2005. Packaging Products segment operating margins declined from 4.2% of sales to 3.4% as the contribution of the GSPP folding carton plants was offset primarily by delays in board cost pass throughs, higher freight and other costs and the losses incurred in plants in the process of closure. During the year we took steps to address margin issues in two of our poorest performing folding carton plants, closing one and raising prices and cutting costs in the other. We expect that these actions, further recovery of board cost increases, and the contribution of the GSPP assets including synergies will cause packaging segment margins to improve in fiscal 2006.
      Sales of merchandising displays and corrugated packaging increased in fiscal 2005 as a result of the corrugator we acquired in August 2004, however, segment operating margins declined to 6.3% of sales from 9.1%, as we were unable to fully recover higher costs through price increases or volume.
      Paperboard segment operating income increased to $31.6 million in fiscal 2005 from $15.7 million in fiscal 2004 due to the operating income generated from the bleached paperboard mill and higher pricing for recycled paperboard partly recovering much higher energy, chemical and freight costs increases in the past two fiscal years. Our specialty paperboard mills performed very well and benefited from high operating rates due in part to our closure in fiscal 2004 of a specialty paperboard mill. Our coated recycled tons sold decreased in fiscal 2005 as demand weakened early in fiscal 2005. We expect to realize higher prices in fiscal 2006 for recycled paperboard, including corrugated medium. However, much higher winter 2005/2006 energy pricing will adversely affect operating results.
      During fiscal 2005, management engaged in an ongoing process of evaluating and improving the effectiveness of our internal control over financial reporting and to comply with Section 404 of the Sarbanes-Oxley Act (which we refer to as “Sarbanes-Oxley Act”). These efforts required that we commit significant financial and managerial resources. Our third party costs to comply with the Sarbanes-Oxley Act were approximately $3.4 million during fiscal 2005. These costs are included in our non-allocated expenses. In addition, we expect to incur approximately $1 million during the first quarter of fiscal 2006 to complete our first year of compliance with the Sarbanes-Oxley Act. We will incur third party costs during fiscal 2006 to continue our efforts, including our evaluation of the internal control over financial reporting in our GSPP operations; however, we currently expect these costs to be less than the costs we incurred with respect to fiscal 2005.
Results of Operations
      We provide quarterly information in the following tables to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC.

Net Sales (Unaffiliated Customers)
      Net sales for fiscal 2005 increased 9.6% to $1,733.5 million compared to $1,581.3 million in fiscal 2004 due to net sales increases in each of our segments.
      Net sales for fiscal 2004 increased 10.3% to $1,581.3 million compared to $1,433.3 million in fiscal 2003.

Net Sales (Aggregate) — Packaging Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)

2003	$173.7	$196.3	$210.1	$221.3	$801.4

2004	208.9	231.7	231.6	235.9	908.1

2005	221.8	218.8	239.2	314.2	994.0
      The 9.5% increase in Packaging Products segment net sales before intersegment eliminations in fiscal 2005 compared to fiscal 2004 was primarily due to net sales from the acquired GSPP folding carton facilities, which accounted for net sales of $119.6 million. This increase was partially offset by reductions in other folding carton sales, primarily from facilities that we have either closed or are in the process of closing. In the early part of fiscal 2006, we will have the challenge of flowing through board cost increases across our Packaging Products segment. For the most part, we are not limited by contract in our ability to pass through board cost increases, although contracts may impact the timing of our recovery of published board price increases. For much of the rest of our packaging business, market forces will determine the timing and extent of our recovery of board price increases.
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

Net Sales (Aggregate) — Merchandising Displays and Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)

2003	$75.1	$66.1	$71.7	$78.3	$291.2

2004	73.5	77.5	75.8	91.5	318.3

2005	79.5	86.1	83.5	84.7	333.8
      The 4.9% increase in Merchandising Displays and Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2005 compared to fiscal 2004 resulted primarily from our acquisition of the Athens corrugator in August 2004 (which we refer to as “Athens Acquisition”), which had net sales of $30.5 million in fiscal 2005. Net sales of merchandising displays declined for the year primarily due to lower sales in our fourth fiscal quarter. We continue to seek to broaden our permanent and multi-material display capabilities as well as developing theft deterrent solutions for high theft products that are sold by various classes of retailers. We have made significant progress in the marketplace with our MAX PDQtm display. We expect revenues to grow from our brand management group that joined us in fiscal 2005.
      The 9.3% increase in Merchandising Displays and Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2004 compared to fiscal 2003 resulted primarily from an increase in net sales of merchandising displays due to strong demand and sales to new customers as we expanded our presence in the North American display business. Net sales of corrugated packaging and sheets increased 14.6% or $10.3 million due to increased volume and the Athens Acquisition, which contributed $3.7 million in net sales in the fourth fiscal quarter of 2004.

Net Sales (Aggregate) — Paperboard Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

	(In millions)

2003	$121.8	$128.9	$128.8	$130.4	$509.9

2004	128.3	136.1	138.6	136.9	539.9

2005	128.7	131.8	155.0	199.9	615.4

      The 14.0% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2005 compared to fiscal 2004 was primarily due to the combination of bleached paperboard and southern bleached softwood kraft pulp sales from our GSPP Acquisition and higher selling prices for recycled paperboard. The effect of the higher sales price during the period was more than offset by a decrease in tons shipped by our coated recycled and specialty paperboard mills. We expect to see some further price increases in the early part of fiscal 2006 as a result of price increases we previously announced. However, the impact of announced board price increases will be dictated, in part, by market forces that determine the timing and extent of our recovery of the increases in a market that currently is subject to overcapacity. Our announced price increases were necessary primarily due to significantly increasing energy costs. During fiscal 2005, our recycled mills operated at 93% of capacity compared to 96% in fiscal 2004. Recycled paperboard tons shipped in fiscal 2005 for the segment were 1,019,139 tons compared to 1,130,004 tons shipped in fiscal 2004. As a result of the GSPP Acquisition we sold 110,882 tons of bleached paperboard and 30,037 tons of southern bleached softwood kraft pulp, respectively. Laminated paperboard product net sales declined $21.2 million primarily due to the actions we took in fiscal 2004 to exit certain laminated paperboard operations.
      The 5.9% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2004 compared to fiscal 2003 was primarily due to a 2.6% increase in paperboard tons shipped and an $18 per ton increase in our average selling price for all tons shipped. During fiscal 2004, our recycled mills operated at 96% of capacity compared to 94% in fiscal 2003. Total tons shipped in fiscal 2004 for the segment increased to 1,130,004 tons from 1,100,832 tons shipped in fiscal 2003. Net sales of recycled fiber increased primarily due to increased fiber prices and volume. Sales of laminated paperboard products continued to decline as we continued to experience a decrease in demand for our products by customers in the ready-to-assemble furniture and book and binder industries, which during fiscal 2004 continued to be our primary laminated paperboard products markets, as well as continued competitive pricing. Net sales also decreased due to closures of our laminated plant facilities at the end of fiscal 2003 and second quarter of fiscal 2004.

Cost of Goods Sold
      Cost of goods sold increased to $1,459.2 million (84.2% of net sales) in fiscal 2005 from $1,313.9 million (83.1% of net sales) in fiscal 2004 primarily due to the GSPP Acquisition, and fiber, energy, chemical and freight costs at our recycled paperboard mills increased $4.1 million, $6.6 million, $2.2 million and $8.4 million, respectively on a volume adjusted basis. Excluding amounts attributable to the GSPP Acquisition, group insurance expense increased $1.1 million, and workers’ compensation expense and pension expense decreased $2.3 million and $1.3 million, respectively, during fiscal 2005 compared to fiscal 2004. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact of foreign currency transaction risk in fiscal 2005 compared to fiscal 2004 increased costs of goods sold by $0.8 million.
      Cost of goods sold increased to $1,313.9 million (83.1% of net sales) in fiscal 2004 from $1,171.0 million (81.7% of net sales) in fiscal 2003 primarily due to $28.6 million (1.8% of net sales) of increased fiber, energy, chemical and freight costs at our recycled paperboard mills. Fiber, energy, chemical and freight costs at our recycled paperboard mills increased $16.3 million, $9.2 million, $1.3 million and $1.8 million, respectively, on a volume adjusted basis. In fiscal 2003, we covered most of our winter requirements for natural gas purchases at a NYMEX equivalent price of less than $3.50 per MMBtu (million British thermal units). In fiscal 2004, we covered approximately two-thirds of our winter energy purchases at a NYMEX equivalent price of approximately $5.20 per MMBtu that resulted in a small benefit compared to the winter NYMEX contract close prices. Across our businesses we also experienced increased freight costs of $4.4 million, excluding the $1.8 million of recycled paperboard freight costs referred to above, increased group insurance expense of $3.6 million, increased pension expense of $3.3 million (0.2% of net sales), and increased workers’ compensation expense of $2.0 million during fiscal 2004 compared to fiscal 2003. The increase in freight costs was primarily due to increased volumes associated with our increased net sales and, to a lesser degree, increased fuel surcharges. Partially offsetting these higher costs were lower expenses for maintenance and repairs of $0.6 million. We also partially offset the effect of these increased costs by leveraging certain fixed costs at our higher operating rates. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact of foreign currency transaction risk in fiscal 2004 compared to fiscal 2003 reduced costs of goods sold by $0.5 million.
      We value the majority of our U.S. inventories at the lower of cost or market with cost determined on the last-in, first-out, or “LIFO,” inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in, first-out, or “FIFO,” inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.
      The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2005		Fiscal 2004		Fiscal 2003

	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO

			(In millions)

Cost of goods sold	$1,459.2	$1,463.6	$1,313.9	$1,311.8	$1,171.0	$1,170.5

Net income	17.6	14.9	17.6	19.0	29.6	29.9
      Net income is higher in fiscal 2005 under the LIFO method than the FIFO method. Generally accepted accounting principles requires that inventory acquired in an acquisition be valued at selling price less costs to sell, dispose and complete. This value is generally higher than the cost to manufacture inventory. For the GSPP Acquisition, the inventory value computed in this manner was $7.3 million higher than the cost to manufacture. During fiscal 2005, this step-up would have been expensed under the FIFO method. Under our LIFO inventory method, this higher cost remains in inventory until the inventory layer represented by this inventory is consumed. To the extent inventory levels acquired in the GSPP Acquisition are lowered in the future, cost of goods sold could be higher than the normal cost to manufacture.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales to 11.8% in fiscal 2005 from 12.5% in fiscal 2004 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $7.8 million higher than fiscal 2004 primarily as a result of SG&A from the GSPP locations we acquired, the third party costs we incurred to comply with the Sarbanes-Oxley Act, which were approximately $3.4 million, and increased amortization expense of $1.1 million from the GSPP Acquisition. Bad debt expense decreased $2.5 million, and bonus expense and commission expense, excluding the impact of the GSPP Acquisition, decreased $2.9 million and $2.0 million, respectively.
      SG&A expenses decreased as a percentage of net sales to 12.5% in fiscal 2004 from 12.7% in fiscal 2003. SG&A expenses were $14.3 million higher than fiscal 2003 primarily as a result of increases in bad debt expense, pension expense, sales commissions, bonuses and stock compensation expense, and the amortization of certain identifiable intangible assets, which were $3.6 million, $3.5 million, $2.0 million, $1.5 million and $1.2 million, respectively, higher than fiscal 2003. Travel and entertainment expenses were $1.8 million lower than the prior fiscal year. Commission expense increased because of increased sales primarily of folding cartons. Bonuses and stock compensation expense increased due to the attainment of certain performance targets. Amortization of identifiable intangible assets increased primarily due to the fiscal 2003 acquisitions. Travel and entertainment expenses decreased primarily as a result of our continued focus on controlling costs.
      At September 30, 2005, certain group insurance costs related to the indirect plant personnel were reclassified from SG&A to cost of goods sold. The prior year amounts were reclassified as well. In addition, franchise taxes were reclassified from provision for income taxes to SG&A. For additional information, see “Note 17. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Acquisitions
      On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets and operations and assumed certain of Gulf States’ related liabilities. We have included the results of GSPP’s operations in our consolidated financial statements since that date. The aggregate purchase price for the GSPP Acquisition was $552.2 million, net of cash received of $0.7 million, including various expenses. We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $37.2 million and $13.8 million, respectively. We expect all $51.0 million of the goodwill to be deductible for tax purposes.
      In fiscal 2004, cash paid for purchase of businesses was $15.0 million, which consisted primarily of the $13.7 purchase price for the Athens Acquisition, in August 2004. The purchase price did not exceed the fair value of the assets and liabilities acquired; therefore, we recorded no goodwill. We included the results of operations of the Athens operations in our consolidated statements of income from the date of acquisition. Included in the assets acquired were $2.2 million of intangible assets. We are amortizing the customer relationships over 10 years and the non-compete agreement over five years. The pro forma impact of the Athens Acquisition was not material to our consolidated financial results for fiscal 2004.
      For additional information, see “Note 6. Acquisitions, Restructuring and Other Matters” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Restructuring and Other Costs
      We recorded pre-tax restructuring and other costs of $7.5 million, $32.7 million, and $1.5 million for fiscal 2005, 2004, and 2003, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. The pre-tax charges recorded in fiscal 2005 were primarily $2.5 million from the announced closure of our Marshville folding carton plant, $2.8 million from our St. Paul folding carton plant and $1.6 million from our Otsego paperboard mill from previously announced closures, and $1.6 million for our folding division restructuring.
      In fiscal 2004, the pre-tax charges consisted primarily of $16.6 million, $7.9 million, and $3.0 million, respectively, from the announced closure of our Otsego paperboard mill, Wright City laminated paperboard products facility, and St. Paul folding carton facility, $4.2 million from the announced the closure of the laminated paperboard products converting lines at our Aurora facility, and $1.1 million incurred to review our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure.
      In fiscal 2003, we incurred pre-tax charges of $1.5 million for various initiatives.
      For additional information, see “Note 6. Acquisitions, Restructuring and Other Matters” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Segment Operating Income

Operating Income — Packaging Products Segment

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales

	(In millions, except percentages)

First Quarter	$173.7	$4.9	2.8%

Second Quarter	196.3	10.0	5.1

Third Quarter	210.1	10.8	5.1

Fourth Quarter	221.3	12.8	5.8

Fiscal 2003	$801.4	$38.5	4.8%

First Quarter	$208.9	$7.0	3.4%

Second Quarter	231.7	10.2	4.4

Third Quarter	231.6	11.8	5.1

Fourth Quarter	235.9	9.0	3.8

Fiscal 2004	$908.1	$38.0	4.2%

First Quarter	$221.8	$5.3	2.4%

Second Quarter	218.8	5.7	2.6

Third Quarter	239.2	10.6	4.5

Fourth Quarter	314.2	11.8	3.7

Fiscal 2005	$994.0	$33.4	3.4%

      Operating income attributable to the Packaging Products segment decreased to $33.4 million in fiscal 2005 from $38.0 million in fiscal 2004. Our operating margin for fiscal 2005 was 3.4% compared to 4.2% in fiscal 2004. The GSPP folding plants were net contributors to folding operating profit, but, the decrease in operating income for the segment was primarily due to lower folding sales in plants owned for the full year, lower volume, higher operating costs, and operating losses of $3.0 million at plants in the process of being closed. Additionally, excluding amounts attributable to the GSPP Acquisition, freight expense increased $1.3 million primarily due to increased fuel surcharges, and group insurance expense increased $0.7 million. Bad debt expense decreased $1.5 million, workers’ compensation expense decreased $1.3 million, and sales commissions decreased $0.9 million due to the mix of commissionable sales.
      Operating income attributable to the Packaging Products segment for fiscal 2004 was $38.0 million, relatively flat compared to $38.5 million in fiscal 2003. Our operating margin for fiscal 2004 was 4.2% compared to 4.8% in fiscal 2003. The decrease in operating income for the segment was primarily due to competitive pressures, a $1.4 million increase in bad debt expense, increased sales commissions of $1.0 million due to increased net sales, increased workers’ compensation expense of $1.2 million, increased group insurance of $2.8 million, increased freight expense of $3.6 million primarily due to increased volumes associated with our increased net sales and, to a lesser degree, increased fuel surcharges, increased pension expense of $2.6 million, increased intangible asset amortization of $0.9 million due to the amortization associated with the fiscal 2003 acquisitions in our folding carton division.

Operating Income — Merchandising Displays and Corrugated Packaging Segment

	Net Sales	Operating	Return on
	(Aggregate)	Income	Sales

	(In millions, except percentages)

First Quarter	$75.1	$7.2	9.6%

Second Quarter	66.1	5.3	8.0

Third Quarter	71.7	6.8	9.6

Fourth Quarter	78.3	9.3	11.8

Fiscal 2003	$291.2	$28.6	9.8%

First Quarter	$73.5	$5.9	8.1%

Second Quarter	77.5	7.5	9.7

Third Quarter	75.8	6.1	8.0

Fourth Quarter	91.5	9.6	10.4

Fiscal 2004	$318.3	$29.1	9.1%

First Quarter	$79.5	$2.7	3.4%

Second Quarter	86.1	4.8	5.6

Third Quarter	83.5	6.4	7.7

Fourth Quarter	84.7	7.2	8.5

Fiscal 2005	$333.8	$21.1	6.3%

      Operating income attributable to the Merchandising Displays and Corrugated Packaging segment in fiscal 2005 decreased to $21.1 million from $29.1 million in fiscal 2004. Our operating margin for fiscal 2005 decreased to 6.3% from 9.1% in fiscal 2004. The decline in the operating margin was the result of higher material costs, a $1.1 million pre-tax loss at our Athens facility, increased sales of corrugated packaging and sheets which have lower margins than merchandising displays, and weaker than expected sales in the first fiscal quarter. Freight expense increased $1.7 million, primarily due to increased fuel surcharges, sales commissions decreased $1.1 million due to the mix of commissionable sales, and bonus expense decreased $1.9 million.
      Operating income attributable to the Merchandising Displays and Corrugated Packaging segment in fiscal 2004 increased 1.8% to $29.1 million compared to $28.6 million in fiscal 2003. Our operating margin for fiscal 2004 decreased to 9.1% from 9.8% in fiscal 2003. The segment’s increase in gross profit from our 9.3% increase in net sales was almost completely offset by increased bad debt expense of $1.0 million due to a change in the credit quality of several customers. Sales commissions increased $1.2 million due to increased net sales, workers’ compensation expense increased $0.3 million, pension expense increased $1.3 million and selling, general and administrative salaries increased $0.8 million to support our increased sales levels. The $1.2 million we invested in developing theft deterrent solutions in fiscal 2004 also reduced segment operating income.

Operating Income — Paperboard Segment

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	SBSK
	Net Sales	Operating		Tons	Medium Tons	Tons	Pulp Tons	Average
	(Aggregate)	Income	Return	Shipped(a)	Shipped	Shipped(b)	Shipped(b)	Price(c)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)

First Quarter	$121.8	$5.3	4.4%	217.3	40.8	n/a	n/a	$419

Second Quarter	128.9	6.4	5.0	241.9	41.5	n/a	n/a	406

Third Quarter	128.8	6.0	4.7	239.3	40.4	n/a	n/a	423

Fourth Quarter	130.4	4.1	3.1	234.6	45.0	n/a	n/a	421

Fiscal 2003	$509.9	$21.8	4.3%	933.1	167.7	n/a	n/a	$417

First Quarter	$128.3	$3.1	2.4%	230.7	43.9	n/a	n/a	$422

Second Quarter	136.1	2.4	1.7	248.8	42.9	n/a	n/a	424

Third Quarter	138.6	2.6	1.9	248.0	44.7	n/a	n/a	439

Fourth Quarter	136.9	7.6	5.6	224.9	46.1	n/a	n/a	455

Fiscal 2004	$539.9	$15.7	2.9%	952.4	177.6	n/a	n/a	$435

First Quarter	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467

Second Quarter	131.8	3.6	2.8	209.7	45.2	n/a	n/a	472

Third Quarter	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491

Fourth Quarter	199.9	16.0	8.0	209.7	44.8	84.2	23.1	523

Fiscal 2005	$615.4	$31.6	5.1%	841.6	177.5	110.9	30.0	$492

(a)	Recycled Paperboard Tons Shipped and Average Recycled Paperboard Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

(b)	Bleached paperboard and southern bleached softwood kraft (SBSK) pulp tons shipped begin in June 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and southern bleached softwood kraft pulp.
      Operating income attributable to the Paperboard segment for fiscal 2005 increased to $31.6 million compared to $15.7 million in fiscal 2004 due to the GSPP Acquisition and higher selling prices for recycled paperboard. Our operating margin for fiscal 2005 increased to 5.1% from 2.9% in fiscal 2004 as a result of higher margin sales from the GSPP Acquisition and increased selling prices. In our recycled mills, sales price increases were significantly offset by the aggregate increase of $21 per ton in fiber, energy, chemical and freight costs compared to the prior fiscal year. Operating income also benefited from the elimination of $3.8 million of fiscal year 2004 losses at a portion of our laminated paperboard products operations and $2.7 million from our Otsego paperboard mill, both of which we closed in fiscal 2004. In our recycled paperboard mills, fiber costs increased $4.1 million, energy costs increased $6.6 million, chemical costs increased $2.2 million, and freight costs increased $8.4 million on a volume adjusted basis. Additionally, adjusted for the GSPP Acquisition, bad debt expense decreased $0.9 million, and bonus expense increased $0.8 million.
      Operating income attributable to the Paperboard segment for fiscal 2004 decreased 27.6% to $15.7 million compared to $21.8 million in fiscal 2003 despite the increase in paperboard tons shipped and average selling price. Our operating margin for fiscal 2004 decreased to 2.9% from 4.3% in fiscal 2003. Operating income in our recycled fiber division increased 143.4% as a result of higher fiber prices and increased volume. The operating loss generated by our laminated paperboard products operations increased $0.7 million due to lower sales, continued pricing pressure, and rising material costs. In our recycled paperboard mills, on a volume adjusted basis, fiber costs increased $16.3 million, energy costs increased $9.2 million, chemical costs increased $1.3 million, and freight costs increased $1.8 million, which more than offset the increased sales of $19.6 million attributable to increased average selling prices. The net impact of the increased average selling price and the increased fiber, energy, chemical and freight costs was a reduction in segment income of $8.9 million. Other Paperboard segment freight costs increased $0.3 million. Additionally, group insurance expense increased $0.9 million, pension expense increased $1.9 million, inventory write-downs related to closed plants increased $0.8 million, bad debt expense increased $1.3 million due to the change in credit quality of several customers, and workers’ compensation expense increased $0.5 million.

Interest Expense
      Interest expense for fiscal 2005 increased 55.5%, or $13.1 million, to $36.6 million from $23.6 million for fiscal 2004. The increase was primarily attributable to our increased debt to finance the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $7.6 million. An increase in our effective interest rates, net of swaps, resulted in increased interest expense of approximately $5.5 million.
      Interest expense for fiscal 2004 decreased 12.3%, or $3.3 million, to $23.6 million from $26.9 million for fiscal 2003. The decrease in our effective interest rates, net of swaps, resulted in decreased interest expense of approximately $2.9 million. The decrease in our average outstanding borrowings decreased interest expense by approximately $0.4 million.

Minority Interest
      Minority interest in income of our consolidated subsidiary for fiscal 2005 increased 41.3% to $4.8 million from $3.4 million in 2004. The increase was primarily due our acquisition of our 60% ownership share in GSD as part of the GSPP Acquisition.
      Minority interest in income of our consolidated subsidiary for fiscal 2004 increased 5.3% to $3.4 million from $3.2 million in 2003. The increase was primarily due to higher volumes.

Provision for Income Taxes
      We recorded a provision for income taxes of $2.2 million for fiscal 2005 compared to a provision of $0.9 million for fiscal 2004. Fiscal 2005 included a $4.1 million benefit resulting from the resolution of historical federal and state tax deductions that we had previously reserved. Other adjustments to the statutory federal tax rate are more fully described in Note 10 to the consolidated financial statements. We estimate our marginal effective income tax rate for fiscal 2005 to be approximately 39%.
      In fiscal 2004, we reviewed our corporate structure and reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes we implemented as a result of this review resulted in a one-time income tax benefit of $3.2 million. Approximately $1.2 million of the benefit related to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The changes related to certain income apportionment factors and a correction of an allocation of intercompany charges. The impact of these changes was not material to our net income for any of the fiscal years in question; therefore, we recorded the cumulative impact in the current period. The remaining $2.0 million tax benefit relates to a reduction in the deferred tax valuation allowance for net operating loss carry-forwards (which we refer to as “NOLs”) and credits that we had previously concluded were not realizable. We anticipate that the restructuring will allow us to realize the benefit of these NOLs in future years. Due to these one-time tax benefits, our fiscal 2005 and fiscal 2004 effective income tax rates of 11.3% and 24.4%, respectively are not comparable.
      The American Jobs Creation Act of 2004 creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. We plan to repatriate $30.9 million in extraordinary dividends, as defined in the Jobs Creation Act, during the quarter ending December 31, 2005. Accordingly, we recorded a tax liability of $0.8 million as of September 30, 2005.

      Provision for income taxes for fiscal 2004 decreased to $0.9 million from $18.1 million for fiscal 2003. The $0.9 million provision for income taxes in fiscal 2004 does not include $4.8 million for taxes related to our discontinued operations in fiscal 2004. Our effective tax rate for fiscal 2004 decreased to 24.4% from 38.1% for fiscal 2003. These rates are not comparable due to the reorganization of our corporate subsidiaries in fiscal 2004, as discussed above.

Discontinued Operations
      Income from discontinued operations, net of tax, was $8.0 million in fiscal 2004 compared to $0.04 million for fiscal 2003.
      In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of certain assets and liabilities that we acquired in the January 2003 acquisition of Groupe Cartem Wilco Inc. (which we refer to as “Cartem Wilco”) that were associated with a folding carton plant in Quebec. We received cash proceeds of approximately $59.0 million from the sale of the plastic packaging division and we recorded an after-tax gain of approximately $7.3 million. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements of income for all periods presented.
      Income from discontinued operations in fiscal 2003 was $0.04 million due to declining sales prices of case ready meat packaging, higher raw material costs, primarily resin, and a shift toward lower margin extruded roll stock sales.

Net Income
      Net income for fiscal 2005 was $17.6 million and included pre-tax expenses of $7.5 million for restructuring and other costs, and a one-time income tax benefit of $6.7 million. Net income for fiscal 2004 was $17.6 million and included income from discontinued operations of $8.0 million, pre-tax expenses of $32.7 million for restructuring and other costs, and a one-time income tax benefit of $3.2 million. Net income as a percentage of net sales was 1.0% for fiscal 2005 compared to 1.1% for fiscal 2004. Net income for fiscal 2003 was $29.6 million and included income from discontinued operations of $0.04 million and pre-tax expense of $1.5 million for restructuring and other costs. Net income as a percentage of net sales was 2.1% for fiscal 2003.
Liquidity and Capital Resources

Working Capital and Capital Expenditures
      We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities; borrowings under term notes, our receivables-backed financing facility and bank credit facilities; proceeds from the sale of our discontinued and closed operations, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.
      The sum of cash and cash equivalents and investment in marketable securities was $26.8 million at September 30, 2005, compared to $56.9 million at September 30, 2004, an aggregate decrease of $30.1 million. Our debt balance at September 30, 2005, was $915.1 million compared with $484.1 million on September 30, 2004, an increase of $431.0 million, which primarily reflects the debt incurred to finance the GSPP Acquisition. Our debt exposes us to changes in interest rates. We use swap instruments to manage the interest rate characteristics of our outstanding debt. In May 2005, we paid $4.2 million to terminate $200 million of long-term fixed-to-floating interest rate swaps. In June and September 2005, we entered into $350 million notional amount and $75 million notional amount of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of forecasted interest payments for a like amount of our floating rate debt. The start date of the $75 million is effective September 1, 2006. We financed the GSPP Acquisition of $552.2 million, including related costs, with $420.0 million in financing from a new secured credit facility (which we refer to as the “Senior Credit Facility”) that we entered into contemporaneously with the closing of the GSPP Acquisition, $70.1 million in financing from our existing $75.0 million receivables-backed financing facility and cash on hand. We have established a goal to reduce our debt by $180 million by September 2007. For this goal, we assumed our debt would equal our March 31, 2005, net debt (as defined) of $396.3 million plus the purchase price of $552.2 million and that we would reduce our net debt to $768.5 million by September 2007. Our actual net debt at the end of September 30, 2005 was $876.0 million, implying that we reduced pro forma net debt by $72.5 million. We are ahead of our expectations for debt reduction after the GSPP Acquisition. The Senior Credit Facility includes revolving credit, swing, and term loan facilities in the aggregate principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010, and includes certain restrictive covenants. We had $250.0 million outstanding under the term loan facility at September 30, 2005. We have aggregate outstanding letters of credit under this facility of approximately $41 million. At September 30, 2005, due to the covenants in the Senior Credit Facility, maximum available borrowings under this facility were approximately $126 million. We also had a 364-day receivables-backed financing facility under which we had aggregate borrowing capacity of $75.0 million through May 1, 2006. Borrowing availability under this facility is based on the eligible underlying secured assets. At September 30, 2005, this facility was fully drawn. On October 26, 2005, the facility was increased to $100.0 million and is scheduled to expire on October 25, 2006. At September 30, 2005 and September 30, 2004, we had $55.0 million and no borrowings, respectively outstanding under our receivables-backed financing facility. At September 30, 2005, we had $216.0 million outstanding under our revolving credit facility that is part of our Senior Credit Facility. At September 30, 2004, we had no borrowings on the terminated revolving credit facility. On August 1, 2005, we retired the outstanding balance of $74.0 million of our $100.0 million in aggregate principal amount of our 7.25% notes (which we refer to as the “2005 Notes”). We retired the 2005 Notes with $14.0 million cash on hand and $60.0 million of borrowings under our Senior Credit Facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 8. Debt” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.
      Net cash provided by operating activities for fiscal 2005 was $154.7 million and $91.4 million in fiscal 2004. The increase was primarily due to higher income from continuing operations, increased depreciation and amortization, and net decreases in working capital. The net decreases in working capital were primarily due to a reduction in accounts receivable and inventories. Net cash provided by operating activities for fiscal 2004 was $91.4 million compared to $114.8 million for fiscal 2003. Net cash provided by operating activities for fiscal 2004 was reduced by $9.9 million of cash taxes paid on the sale of our plastic packaging division, which we are required to record as a reduction of net cash provided by operating activities. The remaining decrease is primarily the result of working capital changes to support our increased sales levels and decreased earnings from continuing operations.
      Net cash used for investing activities was $572.4 million in fiscal 2005 compared to $36.3 million in fiscal 2004. Net cash used for investing activities consisted primarily of the $552.2 million purchase price of the GSPP Acquisition, $54.3 million of capital expenditures that were partially offset by net sales of $28.2 million of marketable securities, and proceeds from the sale of property, plant and equipment of $6.1 million, primarily from previously idled facilities and equipment. Fiscal 2004 consisted primarily of capital expenditures of $60.8 million, and net purchases of $28.2 million of marketable securities, and our Athens Acquisition for which the purchase price was $13.7 million, and were largely offset by the $59.0 million that we received from the sale of the plastic packaging division and $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities. Net cash used for investing activities for fiscal 2003 was $156.7 million, consisting primarily of capital expenditures of $57.4 million, $65.3 million paid for the January 2003 purchase of Cartem Wilco, $15.4 million paid for the August 2003 purchase of Pacific Coast Packaging, and the buyout of our synthetic lease for $21.9 million. Partially offsetting these cash outflows were $6.8 million of proceeds from the sale of property, plant and equipment, primarily from closed facilities, and $1.5 million that we received for the sale of our Montreal, Quebec, recycled fiber collection facility.
      Net cash provided by financing activities was $415.1 million in fiscal 2005 and net cash used for financing activities was $41.1 million in fiscal 2004. In fiscal 2005, net cash provided consisted primarily of net additions to debt to finance the GSPP Acquisition and the issuance of Common Stock, which were partially offset by cash dividends paid to shareholders, distributions to minority interest partners, payment on termination of swap contracts, and debt issuance costs. Fiscal 2004 consisted primarily of net repayments of debt, cash dividend payments to shareholders, and distributions to the minority interest partner in our RTS joint venture that were partially offset by proceeds from monetizing swap contracts and the issuance of Common Stock. Net cash provided by financing activities aggregated $50.4 million for fiscal 2003 and consisted primarily of proceeds from the issuance of $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 which we used to pay down the balances on our revolving credit facility, our receivables-backed financing facility and the debt that we incurred as part of the acquisition of Cartem Wilco; additions to debt; the issuance of Common Stock; and proceeds from monetizing swap contracts. Partially offsetting these sources of cash were repayments of debt, cash dividends paid to shareholders, and distributions to the minority interest partner in our RTS joint venture, debt issuance costs, and the repurchase of Common Stock.
      Our capital expenditures aggregated $54.3 million in fiscal 2005. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $70 million in fiscal 2006 and we are obligated to purchase $14.4 million of fixed assets at September 30, 2005. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2006 could be higher than currently anticipated.
      As a result of the step up in basis related to the acquisition of the Gulf States fixed assets and the future tax depreciation from these assets, we do not anticipate paying any Federal income taxes over the next two fiscal years.
      We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of current portion of long term debt for the foreseeable future from cash generated from operations, borrowings under our Senior Credit Facility and receivables-backed financing facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.
      In November 2005, our board of directors approved a resolution to pay our quarterly dividend of $0.09 per share, indicating an annualized dividend of $0.36 per year, on our Common Stock.

Contractual Obligations
      We summarize in the following table our enforceable and legally binding contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period

		Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2006	2007 & 2008	2009 & 2010	Thereafter

	(In millions)

Long-term debt, including current portion (a)(e)	$903.4	$62.1	$63.6	$403.6	$374.1

Operating lease obligations (b)	38.1	10.2	15.4	7.5	5.0

Purchase obligations (c)(d)	276.0	137.0	120.9	17.9	0.2

Total	$1,217.5	$209.3	$199.9	$429.0	$379.3

(a)	We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and credit agreements. For purposes of this table, we assume that all of our long- term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate hedge adjustments resulting from terminated interest rate derivatives or swaps of $12.3 million and excluded unamortized bond discounts of $0.6 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments see “Note 8. Debt.” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

(b)	For more information, see “Note 9. Leases and Other Agreements” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Under the terms of the joint venture agreement, Lafarge has the option to terminate the joint venture and require us to purchase its interest in Seven Hills on March 29, 2008, and annually thereafter at a formula price that would result in a purchase price of less than 40% of Lafarge’s net equity investment. We have included an estimate of this contingent obligation in the table. We have included approximately $8.0 million in the table under the column “Fiscal 2007 & 2008”.

(e)	We have not included in the table above an item labeled “other long-term liabilities reflected on our consolidated balance sheet” because none of our other long-term liabilities have a definite pay-out scheme. As discussed in “Note 11. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our company, and whether the employee elects lump-sum or annuity payments. In addition, we have not included in the table minimum pension funding requirements because such amounts are not available for all periods presented. We estimate we will contribute approximately $35 million to our pension and supplemental retirement plans in the next two fiscal years. During fiscal 2005, we contributed approximately $7.3 million to our five defined benefit pension plans.
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

Unconsolidated Joint Venture
      We own 49% of the Seven Hills joint venture with Lafarge, and account for it under the equity method. During fiscal 2005 and 2003 our share of operating losses incurred at Seven Hills amounted to $1.0 million and $0.4 million, respectively. During fiscal 2004, our share of operating income at Seven Hills was $0.1 million. The loss in fiscal 2005 included approximately $1.5 million that we recorded in our third fiscal quarter due to arbitration with Lafarge. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income, was $0.7 million, $2.8 million, and $1.3 million for fiscal 2005, 2004, and 2003, respectively.
      For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Stock Repurchase Program
      Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2005, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. Pursuant to our repurchase plan, during fiscal 2005 and fiscal 2004, we did not repurchase any shares of Common Stock. During fiscal 2003, we repurchased 0.1 million shares of Common Stock.
Expenditures for Environmental Compliance
      For a discussion of our expenditures for environmental compliance, please see Item 1, “Business — Governmental Regulation — Environmental Regulation.”
New Accounting Standards
      See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Non-GAAP Measures
      We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” above a financial measure that is not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measure, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

Net Debt (as defined)
      We have defined the non-GAAP measure net debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated and existing interest rate derivatives or swaps, the balance of our cash and cash equivalents and certain other investments that we consider to be readily available to satisfy such debt obligations.
      Our management uses net debt, along with other factors, to evaluate our financial condition. We believe that net debt is an appropriate supplemental measure of financial condition because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Set forth below is a reconciliation of net debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-term Debt, Less Current Portion, in thousands:

	September 30,	March 31,	September 30,
	2005	2005	2004

Total Current Portion of Debt	$62,079	$75,090	$85,760

Total Long-term Debt, Less Current Portion	853,002	390,691	398,301

	915,081	465,781	484,061

Less: Hedge Adjustments Resulting From Terminated Interest Rate Derivatives or Swaps	(12,255)	(18,702)	(21,235)

Less: Hedge Adjustments Resulting From Existing Interest Rate Derivatives or Swaps	—	8,937	2,774

	902,826	456,016	465,600

Less: Cash and Cash Equivalents	(26,839)	(28,505)	(28,661)

Less: Investment in Marketable Securities	—	(31,230)	(28,230)

Net Debt	$875,987	$396,281	$408,709

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movement in commodity pricing, and underlying accounting and business implications. To implement these strategies, we periodically enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any such risks in the future or that any such efforts will be successful.
Derivative Instruments
      We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. We use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs.
      We account for derivative instruments and transactions based on whether the derivative instrument is designated as a fair value hedge or a cash flow hedge as more fully described in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.
      In fiscal 2005, we paid $4.2 million to terminate $200 million notional amount of long-term fixed-to-floating interest rate swaps. During fiscal 2004, we realized cash proceeds of $4.4 million by terminating interest rate swaps that were designated as fair value hedges of our fixed rate debt and entering into comparable replacement interest rate swaps at then-current market levels. We do not expect any material impact on net income or change in interest rate risk from these transactions relative to our position before we entered into these transactions.

Interest Rates
      We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2005 and September 30, 2004, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would have increased by $2.0 million and $3.1 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
Market Risks Impacting Pension Plans
      Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2005 and 2004, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.3 million and $1.2 million, respectively.
Foreign Currency
      We are exposed to changes in foreign currency rates with respect to our foreign currency denominated operating revenues and expenses. Our principal foreign exchange exposure is the Canadian dollar. The Canadian dollar is the functional currency of our Canadian operations.
      We have transaction gains or losses that result from changes in our operating units’ non-functional currency. For example, we have non-functional currency exposure at our Canadian operations because they have purchases and sales denominated in U.S. dollars. We record these gains or losses in foreign exchange gains and losses in the income statement. From time to time, we enter into currency forward or option contracts to mitigate a portion of our foreign currency transaction exposure. We recorded losses of $0.7 million and $0.5 million in fiscal 2005 and fiscal 2003, respectively, and a gain of $0.01 million in fiscal 2004. To mitigate potential foreign currency transaction losses, we may use offsetting internal exposures or forward contracts.
      We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. As a result of the Canadian dollar strengthening in relation to the U.S. dollar, our translated, before tax earnings from our Canadian operations were increased. Translated earnings were also $0.6 million higher in fiscal 2005 than if we translated the same earnings using fiscal 2004 exchange rates. Translated earnings were $0.8 million higher in fiscal 2004 than if we translated the same earnings using fiscal 2003 exchange rates.
Commodities
      The principal raw material we use in the production of recycled paperboard and corrugating medium is recycled fiber. Our purchases of old corrugated containers and double-lined kraft clippings account for our largest fiber costs and approximately 54% of our fiscal year 2005 fiber purchases. The remaining 46% of our fiber purchases consists of a number of other grades of recycled paper.
      From time to time we make use of financial swap agreements to limit our exposure to changes in OCC prices. With the effect of our OCC swaps, a hypothetical 10% increase in total fiber prices would have increased our costs by $10 million in fiscal 2005 and 2004, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Coated Unbleached Kraft
      We purchase Coated Unbleached Kraft (which we refer to as “CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices would have increased our costs by approximately $6 million during fiscal 2005 and by approximately $5 million during fiscal 2004. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/ Corrugating Medium
      We have the capacity to produce approximately 180,000 tons per year of corrugating medium at our St. Paul, Minnesota operation. From time to time, we make use of swap agreements to limit our exposure to falling corrugating medium prices at our St. Paul operation. We estimate market risk as a hypothetical 10% decrease in selling price. With the effect of our medium swaps, such a decrease would have resulted in lower sales of approximately $6 million during both fiscal 2005 and fiscal 2004.
      We convert approximately 86,000 tons per year of corrugating medium and linerboard in our corrugated box converting operations. A hypothetical 10% increase in linerboard and corrugating medium pricing would have resulted in increased costs of approximately $4 million during both fiscal 2005 and fiscal 2004. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.
Energy
      Energy is one of the most significant manufacturing costs of our paperboard operations. We use natural gas, electricity, fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines and primarily electricity for our converting equipment. Our bleached paperboard mill uses wood by-products for most of its energy. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas.
      We spent approximately $87 million on all energy sources in fiscal 2005. Natural gas accounted for approximately 53% (5.0 million MMBtu) of our total purchases in fiscal 2005. Without the effect of fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy would have increased our cost of energy by $8.7 million.
      We spent approximately $86 million on energy in fiscal 2004. Natural gas accounted for approximately 50% (5.7 million MMBtu) of our total energy purchases in fiscal 2004. Without the effect of fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy would have increased our cost of energy by $8.6 million during fiscal 2004.
      We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so. We periodically evaluate alternative scenarios to manage these risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Description

Consolidated Statements of Income	Page 41

Consolidated Balance Sheets	Page 42

Consolidated Statements of Shareholders’ Equity	Page 43

Consolidated Statements of Cash Flows	Page 44

Notes to Consolidated Financial Statements	Page 46

Report of Independent Registered Public Accounting Firm	Page 90

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	Page 91

Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control over Financial Reporting	Page 93
      For supplemental quarterly financial information, please see “Note 17. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except per share data)

Net sales	$1,733,481	$1,581,261	$1,433,346

Cost of goods sold	1,459,217	1,313,931	1,170,990

Gross profit	274,264	267,330	262,356

Selling, general and administrative expenses	204,918	197,078	182,729

Restructuring and other costs	7,525	32,738	1,494

Operating profit	61,821	37,514	78,133

Interest expense	(36,640)	(23,566)	(26,871)

Interest and other income (expense)	465	(143)	73

Income (loss) from unconsolidated joint venture	(958)	119	(399)

Minority interest in income of consolidated subsidiary	(4,832)	(3,419)	(3,248)

Income from continuing operations before income taxes	19,856	10,505	47,688

Provision for income taxes	2,242	854	18,147

Income from continuing operations	17,614	9,651	29,541

Income from discontinued operations (net of $0, $4,844 and $22 income taxes)	—	7,997	35

Net income	$17,614	$17,648	$29,576

Basic earnings per share:

Income from continuing operations	$0.50	$0.28	$0.86

Net income	$0.50	$0.51	$0.86

Diluted earnings per share:

Income from continuing operations	$0.49	$0.27	$0.85

Net income	$0.49	$0.50	$0.85

See accompanying notes.

ROCK-TENN COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except
	share
	and per share data)

ASSETS

Current Assets:

Cash and cash equivalents	$26,839	$28,661

Investment in marketable securities	—	28,230

Accounts receivable (net of allowances of $5,063 and $6,431)	199,493	177,378

Inventories	201,965	127,359

Other current assets	30,484	22,286

Assets held for sale	3,435	1,526

Total current assets	462,216	385,440

Property, plant and equipment at cost:

Land and buildings	267,212	221,338

Machinery and equipment	1,287,505	955,315

Transportation equipment	10,473	9,034

Leasehold improvements	5,623	6,043

	1,570,813	1,191,730

Less accumulated depreciation and amortization	(685,808)	(638,927)

Net property, plant and equipment	885,005	552,803

Goodwill	350,941	297,060

Intangibles, net	67,992	19,014

Other assets	32,280	29,496

	$1,798,434	$1,283,813

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of debt	$62,079	$83,906

Hedge adjustments resulting from terminated interest rate derivatives or swaps	—	2,148

Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(294)

Total current portion of debt	62,079	85,760

Accounts payable	116,423	94,483

Accrued compensation and benefits	50,887	48,751

Other current liabilities	49,821	40,522

Total current liabilities	279,210	269,516

Long-term debt due after one year	840,747	381,694

Hedge adjustments resulting from terminated interest rate derivatives or swaps	12,255	19,087

Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(2,480)

Total long-term debt, less current maturities	853,002	398,301

Accrued pension	106,767	79,264

Deferred income taxes	82,974	84,947

Other long-term liabilities	3,655	6,732
Commitments and contingencies (Notes 9 and 15)

Minority interest	16,604	7,452

Shareholders’ equity:

Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—

Class A common stock, $0.01 par value; 175,000,000 shares authorized; 36,280,164 and 35,640,784 shares outstanding at September 30, 2005 and September 30, 2004, respectively	363	356

Capital in excess of par value	166,423	159,012

Deferred compensation	(4,015)	(3,795)

Retained earnings	326,041	321,557

Accumulated other comprehensive loss	(32,590)	(39,529)

Total shareholders’ equity	456,222	437,601

	$1,798,434	$1,283,813

See accompanying notes.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Capital in			Accumulated
	Common Stock		Excess of			Other
			Par	Deferred	Retained	Comprehensive
	Shares	Amount	Value	Compensation	Earnings	(Loss)	Total

	(In thousands, except share and per share data)

Balance at October 1, 2002	34,346,467	$343	$141,235	$(2,267)	$298,279	$(32,443)	$405,147

Comprehensive income:

Net income	—	—	—	—	29,576	—	29,576

Foreign currency translation adjustments	—	—	—	—	—	16,902	16,902

Net unrealized loss on derivative instruments (net of $171 tax)	—	—	—	—	—	(276)	(276)

Minimum pension liability (net of $15,806 tax)	—	—	—	—	—	(25,019)	(25,019)

Comprehensive income	—	—	—	—	—	—	21,183

Income tax benefit from exercise of stock options	—	—	955	—	—	—	955

Shares granted under restricted stock plan	120,500	2	1,687	(1,689)	—	—	—

Compensation expense under restricted stock plan	—	—	—	851	—	—	851

Cash dividends — $0.32 per share	—	—	—	—	(11,064)	—	(11,064)

Issuance of Class A common stock	600,274	6	6,271	—	—	—	6,277

Purchases of Class A common stock	(105,200)	(1)	(426)	—	(886)	—	(1,313)

Balance at September 30, 2003	34,962,041	350	149,722	(3,105)	315,905	(40,836)	422,036

Comprehensive income:

Net income	—	—	—	—	17,648	—	17,648

Foreign currency translation adjustments	—	—	—	—	—	10,439	10,439

Net unrealized loss on derivative instruments (net of $128 tax)	—	—	—	—	—	(425)	(425)

Minimum pension liability (net of $5,018 tax)	—	—	—	—	—	(8,707)	(8,707)

Comprehensive income	—	—	—	—	—	—	18,955

Income tax benefit from exercise of stock options	—	—	401	—	—	—	401

Shares granted under restricted stock plan	144,000	1	2,220	(2,221)	—	—	—

Compensation expense under restricted stock plan	—	—	—	1,531	—	—	1,531

Cash dividends — $0.34 per share	—	—	—	—	(11,996)	—	(11,996)

Issuance of Class A common stock	534,743	5	6,669	—	—	—	6,674

Balance at September 30, 2004	35,640,784	356	159,012	(3,795)	321,557	(39,529)	437,601

Comprehensive income:

Net income	—	—	—	—	17,614	—	17,614

Foreign currency translation adjustments	—	—	—	—	—	13,789	13,789

Net unrealized gain on derivative instruments (net of $(2,376) tax)	—	—	—	—	—	3,645	3,645

Minimum pension liability (net of $8,175 tax)	—	—	—	—	—	(10,495)	(10,495)

Comprehensive income	—	—	—	—	—	—	24,553

Income tax benefit from exercise of stock options	—	—	212	—	—	—	212

Shares granted under restricted stock plan	200,000	2	2,262	(2,264)	—	—	—

Compensation expense under restricted stock plan	—	—	—	1,683	—	—	1,683

Restricted Stock grant cancelled	(24,333)	—	(361)	361	—	—	—

Cash dividends — $0.36 per share	—	—	—	—	(12,949)	—	(12,949)

Issuance of Class A common stock net of stock received for tax withholdings	463,713	5	5,298	—	(181)	—	5,122

Balance at September 30, 2005	36,280,164	$363	$166,423	$(4,015)	$326,041	$(32,590)	$456,222

See accompanying notes.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2005	2004	2003

	(In thousands)

Operating activities:

Income from continuing operations	$17,614	$9,651	$29,541

Items in income not affecting cash:

Depreciation and amortization	84,040	74,189	72,683

Deferred income taxes	3,963	(4,678)	11,689

Income tax benefit of employee stock options	212	401	955

Loss on bond purchase	—	948	—

Deferred compensation expense	1,683	1,531	851

Gain on disposal of plant and equipment and other, net	(1,820)	(2,121)	(766)

Minority interest in income of consolidated subsidiary	4,832	3,419	3,248

(Income) loss from unconsolidated joint venture	958	(119)	399

Pension funding (more) less than expense	8,717	(2,996)	(11,554)

Impairment loss and other non-cash charges	2,893	28,598	1,635

Change in operating assets and liabilities, net of acquisitions:

Accounts receivable	23,393	(11,417)	(710)

Inventories	9,506	(7,287)	2,096

Other assets	(5,182)	(6,360)	(4,667)

Accounts payable	3,143	6,922	2,946

Accrued liabilities	728	386	1,865

Cash provided by operating activities from continuing operations	154,680	91,067	110,211

Cash provided by operating activities from discontinued operations	—	373	4,584

Net cash provided by operating activities	154,680	91,440	114,795

Investing activities:

Capital expenditures	(54,326)	(60,823)	(57,402)

Purchases of marketable securities	(195,250)	(318,900)	—

Maturities and sales of marketable securities	223,480	290,670	—

Cash paid for purchase of assets under synthetic lease	—	—	(21,885)

Cash paid for purchase of businesses, net of cash received	(552,291)	(15,047)	(81,845)

Cash contributed to joint venture	(120)	(158)	(332)

Proceeds from sale of property, plant and equipment	6,071	6,061	8,316

Cash used for investing activities from continuing operations	(572,436)	(98,197)	(153,148)

Cash provided by (used for) investing activities by discontinued operations	—	61,916	(3,598)

Net cash used for investing activities	(572,436)	(36,281)	(156,746)

Financing activities:

Proceeds from issuance of public debt	—	—	99,748

Net additions (repayments) to revolving credit facilities	216,000	(3,500)	1,103

Additions to debt	320,800	146	53,645

Repayments of debt	(100,545)	(34,177)	(106,226)

Proceeds from monetizing swap contracts	—	4,385	9,390

Payment on termination of swap contracts	(4,245)	—	—

Industrial revenue bond proceeds	—	—	3,649

Debt issuance costs	(4,047)	(29)	(1,016)

Issuances of common stock	5,122	6,674	6,277

Purchases of common stock	—	—	(1,313)

Cash dividends paid to shareholders	(12,949)	(11,996)	(11,064)

Distribution to minority interest	(5,075)	(2,625)	(3,780)

Cash provided by (used for) financing activities	415,061	(41,122)	50,413

Effect of exchange rate changes on cash	873	451	(849)

Increase (decrease) in cash and cash equivalents	(1,822)	14,488	7,613

Cash and cash equivalents at beginning of year	28,661	14,173	6,560

Cash and cash equivalents at end of year	$26,839	$28,661	$14,173

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Supplemental disclosure of cash flow information:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)

Cash paid during the period for:

Income taxes, net of refunds	$4,219	$15,032	$11,168

Interest, net of amounts capitalized	38,445	27,379	29,516
Supplemental schedule of non-cash investing and financing activities:
      On June 6, 2005, we acquired from Gulf States Paper Corporation and certain of its related entities substantially all of the assets of Gulf States’ Pulp and Paperboard and Paperboard Packaging operations and assumed certain of Gulf States’ related liabilities. We paid an aggregate purchase price of $552.2 million, which included an estimated $51.0 million of goodwill. We expect all $51.0 million of the goodwill to be deductible for tax purposes. The purchase price of the transaction is subject to adjustment based on the amount of working capital acquired.
      In fiscal 2004, cash paid for the purchase of businesses was $15.0 million. In August 2004, we acquired a corrugator for $13.7 million in cash which did not exceed the fair value of the assets and liabilities acquired; therefore, we recorded no goodwill. In conjunction with the acquisitions, liabilities were assumed as follows:

	September 30,

	2005	2004

	(In thousands)

Fair value of assets acquired including goodwill	$586,589	$16,729

Cash paid	552,291	15,047

Liabilities assumed	$34,298	$1,682

See accompanying notes.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
      Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS” and GSD Packaging, LLC , which we refer to as “GSD.” We own 65% of RTS and conduct our interior packaging business through RTS. We own 60% of GSD and conduct some folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements.
      We are primarily a manufacturer of packaging, merchandising displays, and paperboard. In October 2003, we sold our plastic packaging operations.

Consolidation
      The consolidated financial statements include our accounts and all of our majority-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions.

Unconsolidated Joint Venture
      We formed the Seven Hills joint venture with Lafarge. Lafarge owns 51% and we own 49% of the joint venture. Seven Hills commenced operations on March 29, 2001. Our partner has the option to sell us its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. We estimate this contingent obligation to be approximately $8.0 million at September 30, 2005. We have determined that Seven Hills is a variable interest entity, but we are not its primary beneficiary. Accordingly, we use the equity method to account for our investment in Seven Hills. The partners of the joint venture guaranteed funding of Seven Hills’ net losses in relation to their proportionate share of ownership. However, there is no third party debt at Seven Hills. We have invested a total of $23.1 million in Seven Hills as of September 30, 2005. Our share of cumulative losses by Seven Hills that we have recognized as of September 30, 2005 and 2004 were $2.2 million and $1.6 million, respectively. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income was $0.7 million, $2.8 million and $1.3 million, for fiscal 2005, 2004, and 2003, respectively. We contributed cash of $0.1 million, $0.2 million, and $0.3 million for fiscal 2005, 2004, and 2003, respectively. Of the total cash we contributed to the joint venture, our contributions for capital expenditures amounted to $0.1 million, $0.2 million, and $0.3 million during fiscal 2005, 2004, and 2003, respectively.
      During fiscal 2005 and 2003 our share of operating losses incurred at Seven Hills amounted to $1.0 million and $0.4 million, respectively. During fiscal 2004, our share of operating income at Seven Hills was $0.1 million. The loss in fiscal 2005 included approximately $1.5 million that we recorded in our third fiscal quarter in connection with the arbitration to determine price components and fees for services rendered by us to Seven Hills. In addition, we expect that the arbitrator’s ruling will reduce our future pre-tax income by approximately $0.8 million annually.

Use of Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and the differences could be material.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Revenue Recognition
      We recognize revenue when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.
      Items that we net against our gross revenue include provisions for discounts, returns, allowances, customer rebates and other adjustments. We account for such provisions during the same period in which we record the related revenues, except for changes in the fair value of derivatives, which we recognize as described below, and expense for cash discounts, which we record as earned when we receive payments from our customers. We classify as revenue amounts billed to a customer in a sales transaction related to shipping and handling.

Shipping and Handling Costs
      We classify shipping and handling costs as a component of cost of goods sold.

Derivatives
      We enter into a variety of derivative transactions. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. We from time to time use forward contracts to limit our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. We manage exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.
      For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk in current earnings during the period of the changes in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the gain or loss on the derivative instrument as a component of accumulated other comprehensive income or loss and reclassify that portion into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the ineffective portion of the hedge, if any, in current earnings during the period of change. The amount that is reclassified into earnings and the ineffective portion of a hedge are reported on the same line item as the hedged item. Adjustments to the carrying value of debt arising from fair value hedges are recognized as an adjustment to interest expense of the related debt instrument over the remaining term of the related debt instrument. For derivative instruments not designated as hedging instruments, we recognize the gain or loss in current earnings during the period of change. We include the fair value of cash flow hedges in other long-term liabilities and other assets on the balance sheet. We base the fair value of our derivative instruments on market quotes. Fair value represents the net amount required for us to terminate the position,

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taking into consideration market rates and counterparty credit risk. We report derivative contracts that are an asset from our perspective as other assets. We record contracts that are liabilities from our perspective as other liabilities.

Cash Equivalents
      We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents in large banks, which limits the amount of our credit exposure.

Marketable Securities
      We classify our marketable securities as available-for-sale. We carry these securities at fair market value based on current market quotes and report any unrealized gains and losses in shareholders’ equity as a component of other comprehensive income. We base gains or losses on securities sold on the specific identification method. Our policy is to only invest in high-grade bonds issued by corporations, government agencies and municipalities. We review our investment portfolio as we deem necessary and, where appropriate, adjust individual securities for other-than-temporary impairments. We recognized no material unrealized gain or loss at September 30, 2004 or 2005. We do not hold these securities for speculative or trading purposes.
      Beginning in the first quarter of fiscal 2004, we acquired auction rate securities and classified them as cash and cash equivalents in our balance sheet. At September 30, 2004, we included $28.2 million of these securities in cash and cash equivalents. During the second quarter of fiscal 2005, we reclassified all of our auction rate securities as marketable securities. These investments generally have long-term maturities of up to 30 years, but have certain characteristics of short-term investments due to an interest rate setting mechanism and the ability to liquidate them through an auction process that occurs on intervals of approximately 30 days. Our intent in holding these securities is to have the cash available for current operations. Therefore, we classify these investments as short-term and as available-for-sale due to management’s intent. This reclassification did not affect our net income or results of operations. The reclassification of the securities as marketable securities as well as the purchase and sale of the securities does not impact cash provided by operating activities.
      The reclassification of our auction rate securities on our September 30, 2004 consolidated balance sheet reduced cash and cash equivalents from $56.9 million to $28.7 million, and investment in marketable securities increased from zero to $28.2 million. Net cash used for investing activities on our fiscal 2004 consolidated statements of cash flows increased from $8.1 million to $36.3 million. At September 30, 2005, we had no auction rate securities.

Accounts Receivable
      We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.
      We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts. We do not discount accounts receivable because we generally collect accounts receivable over a very short time. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectable. In fiscal 2005 and 2004, we recorded bad debt expense of $0.5 million and $3.0 million, respectively. In fiscal 2003, we recorded income of $0.6 million resulting from a reduction in an allowance.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. We value all other inventories at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (FIFO) basis. These other inventories represent approximately 27.5% and 28.4% of FIFO cost of all inventory at September 30, 2005 and 2004, respectively.
      Our operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. One of our divisions uses a standard cost system. Another division divides the actual cost of goods manufactured by the tons produced and multiplies this amount by the tons of inventory on hand. Other divisions calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items are, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage) to determine the amount of current period charges. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Property, Plant and Equipment
      We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2005, 2004, and 2003, we capitalized interest of approximately $0.5 million, $0.3 million, and $0.3 million, respectively. For financial reporting purposes, we provide depreciation and amortization on both the declining balance and straight-line methods over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years

Machinery and equipment	3-20 years

Transportation equipment	3-8 years
      Leasehold improvements are depreciated over the shorter of the asset life or the lease term. Depreciation expense for fiscal 2005, 2004, and 2003 was approximately $79.0 million, $70.1 million, $69.3 million, respectively.

Impairment of Long-Lived Assets and Goodwill
      We account for our goodwill under SFAS 142. We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.
      Reporting units are businesses one level below segments for which discrete financial information is available and segment management regularly reviews the operating results. The amount of goodwill allocated to a reporting unit is the excess of the fair value of the acquired business (or portion thereof) to be included in the reporting unit over the fair value assigned to the individual assets acquired and liabilities assumed that are assigned to the reporting unit.
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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2005 and we identified no indicators of impairment.
      We follow SFAS 144 in determining whether the carrying value of any of our long-lived assets, including intangibles, is impaired. The SFAS 144 test is a 3-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This model requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. The test is similar for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or fair value less anticipated cost to sell.
      Other intangible assets are amortized based on the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging from 1 to 40 years and have an average of approximately 18.5 years. We identify the weighted average lives of our intangible assets by category in “Note 7. Other Intangible Assets.”
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

Self-Insurance
      We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group insurance reserve based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate per carrier. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ Compensation
      We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors which are applied to total reserves as provided by the insurance companies we do business with.

Accounting for Income Taxes
      We account for income taxes under the liability method, which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized. Historically, we have elected to treat all earnings of our Cartem Wilco, RTS Empaques, S. De R.L. CV, and RTS Embalajes De Chile Limitada operations from the date we acquired the operations as subject to repatriation and we provide for taxes accordingly. We consider all other earnings of our foreign operations indefinitely reinvested in the respective operations other than those we intend to repatriate under the American Jobs Creation Act of 2004 as extraordinary dividends. Other than the extraordinary dividends, we have not provided for any taxes that would be due upon repatriation of those earnings into the United States. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

Repair and Maintenance Costs
      We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the life provided or until replaced by the next major maintenance activity. Our bleached paperboard mill is the only facility that currently conducts annual planned major maintenance activities. This maintenance is generally done in our first fiscal quarter and has a material impact on our results of operations in that period.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency
      We generally translate the assets and liabilities of our foreign operations from the functional currency at the rate of exchange in effect as of the balance sheet date. We generally translate the revenues and expenses of our foreign operations at a daily average rate prevailing during the year. We reflect the resulting translation adjustments in shareholders’ equity. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded losses of $0.7 million and $0.5 million in fiscal 2005 and fiscal 2003, respectively, and a gain of $0.01 million in fiscal 2004.

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

New Accounting Standards
      EITF Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” issued in September 2005 provides that inventory purchase and sale transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” and that exchanges of inventory should be recognized at carryover basis except for exchanges of finished goods for either raw materials or work-in-process, which would be recognized at fair value. EITF 04-13 is to be applied to new arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006, and applies to previous arrangements that are modified or renegotiated after the effective date. We currently have several “swap” arrangements with other manufacturers of paperboard. Our accounting for modifications or renegotiations of existing arrangements after April 1, 2006, and our accounting for new arrangements entered into after April 1, 2006, may be different than our accounting for swap arrangements currently in effect.
      Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” issued in June 2005 will require entities that voluntarily make a change in accounting principle apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” issued in December 2004 (which we refer to as “SFAS 123(R)”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. After the effective date, pro forma disclosure will no longer be an alternative.
      In April 2005 Rule 4-01(a) of Regulation S-X was amended to provide that registrants that are not small business issuers may adopt SFAS 123(Revised) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, and we will do so.
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
      We currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for share-based payments. Our adoption of SFAS 123(R)’s fair value method will likely have a significant impact on our results of operations. If we had adopted SFAS 123(R) in prior periods, the impact would have approximated the amounts disclosed in “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements. The pro forma stock-based employee compensation expense was $3.9 million, $2.8 million, and $2.8 million, net of taxes, in fiscal 2005, 2004, and 2003, respectively. SFAS 123(R) will also require us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows we recognized in prior periods for such excess tax deductions were $0.2 million, $0.4 million, and $1.0 million in fiscal 2005, 2004, and 2003, respectively.
      Statement of Financial Accounting Standards No, 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” issued in November 2004 (which we refer to as “SFAS 151”) requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and to base our allocation of fixed production overheads to the costs of conversion on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect our adoption of SFAS 151 to have a material effect on our consolidated financial statements.

Reclassifications
      We have made certain reclassifications to prior year amounts to conform to the current year presentation. Certain group insurance costs related to the indirect plant personnel were reclassified from SG&A to cost of goods sold. The prior year amounts were reclassified as well. In addition, franchise taxes were reclassified from provision for income taxes to SG&A. Note 17 provides the impact of these reclassifications by quarter for fiscal 2003, 2004, and 2005.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Basic and Diluted Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands except for earnings per share information):

	Year Ended September 30,

	2005	2004	2003

Numerator:

Income from continuing operations	$17,614	$9,651	$29,541

Income from discontinued operations, net of tax	—	7,997	35

Net income	$17,614	$17,648	$29,576

Denominator:

Denominator for basic earnings per share — weighted average shares	35,492	34,922	34,320

Effect of dilutive stock options and restricted stock awards	605	556	423

Denominator for diluted earnings per share — weighted average shares and assumed conversions	36,097	35,478	34,743

Basic earnings per share:

Income from continuing operations	$0.50	$0.28	$0.86

Income from discontinued operations, net of tax	—	0.23	—

Net income per share — basic	$0.50	$0.51	$0.86

Diluted earnings per share:

Income from continuing operations	$0.49	$0.27	$0.85

Income from discontinued operations, net of tax	—	0.23	—

Net income per share — diluted	$0.49	$0.50	$0.85

Note 3.	Accumulated Other Comprehensive Loss
      Accumulated other comprehensive income (loss) is comprised of the following, net of taxes, where applicable (in thousands):

	September 30,

	2005	2004

Foreign currency translation	$32,209	$18,420

Net unrealized gain (loss) on derivative instruments, net of tax	3,095	(550)

Minimum pension liability, net of tax	(67,894)	(57,399)

Total accumulated other comprehensive loss	$(32,590)	$(39,529)

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories
      Inventories at September 30, 2005 and 2004 are as follows (in thousands):

	September 30,

	2005	2004

Finished goods and work in process	$134,144	$97,139

Raw materials	59,905	42,953

Supplies and spare parts	30,735	14,460

Inventories at FIFO cost	224,784	154,552

LIFO reserve	(22,819)	(27,193)

Net inventories	$201,965	$127,359

      It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2005, 2004, and 2003, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. In fiscal 2005, we reduced inventory quantities in a pool where current costs had declined; the effect of which was an aggregate increase in cost of goods sold of $0.1 million. In fiscal 2004 and 2003, the reduced inventory quantities decreased cost of goods sold by approximately $0.9 million and $0.4 million, respectively.

Note 5.	Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations
      In the first quarter of fiscal 2004, we sold our plastic packaging division and received approximately $59.0 million in cash and recorded an after-tax gain of approximately $7.3 million; and we sold certain assets and liabilities that we acquired in the January 2003 Cartem Wilco Acquisition and received approximately $2.9 million in cash and recorded no gain or loss from the asset sale. We have classified the results of operations for these assets as income from discontinued operations, net of tax, on the consolidated statements of income for all periods presented.
      Revenue from discontinued operations was $7.4 million and $72.6 million and pre-tax profit from discontinued operations was $0.9 million and $0.1 million for fiscal 2004 and 2003, respectively, excluding the gain on sale recorded in fiscal 2004.

Assets and Liabilities Held for Sale
      The assets we recorded as held for sale at September 30, 2005 and September 30, 2004, consisted of property, plant and equipment from a variety of plant closures and are as follows (in thousands):

	September 30,

	2005	2004

Property, plant and equipment	$3,435	$1,526

Note 6.	Acquisitions, Restructuring and Other Matters

Acquisitions
      On June 6, 2005, we acquired from Gulf States Paper Corporation and certain of its related entities (which we refer to collectively as “Gulf States”) substantially all of the assets of Gulf States’ Paperboard and

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Packaging operations (which we refer to as “GSPP”) and assumed certain of Gulf States’ related liabilities. We refer to this acquisition as the “GSPP Acquisition”. We have included the results of GSPP’s operations in our consolidated financial statements since that date. We made the acquisition in order to acquire the bleached paperboard mill and 11 folding carton plants owned by Gulf States, which serve primarily food packaging, food service and pharmaceutical and health and beauty markets.
      The aggregate purchase price for the GSPP Acquisition was $552.2 million, net of cash received of $0.7 million, including expenses. The purchase price, and final allocation, is subject to adjustment based on the amount of working capital acquired. Any adjustment will be immaterial.
      Included in the GSPP assets is a 60% interest in a joint venture, GSD, that was formed in 1998 to manufacture and sell food pail products. It is a variable interest entity as defined in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.” We are the primary beneficiary and we have consolidated the assets and liabilities of the joint venture based on their fair values on the date we acquired the interest from Gulf States and recorded minority interest based its fair value.
      Included in the GSPP assets and the related liabilities we assumed from Gulf States is a capital lease obligation totaling $280 million for certain assets at the Demopolis, Alabama bleached paperboard mill. The lease is with the Industrial Development Board of the City of Demopolis, Alabama which financed the acquisition and construction of substantially all of the assets at the Demopolis mill by issuing a series of industrial development revenue bonds which were purchased by Gulf States. Included in the assets acquired from Gulf States are these bonds. We also assumed Gulf States’ obligations under these bonds as part of the GSPP Acquisition. The bonds indicate that principal and interest due on the bonds can only be satisfied by payments received from the lessee. There is no recourse to the lessee by the bondholder. Accordingly, we included the leased assets in property, plant and equipment on our balance sheet and offset the capital lease obligation and bonds on our balance sheet.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the GSPP Acquisition. At June 6, 2005 (in thousands):

Current assets, net of cash received	$127,626

Property, plant, and equipment	357,093

Goodwill	50,990

Intangible assets — customer relationships (22.3 year weighted-average useful life)	50,679

Other long-term assets	340

Total assets acquired	586,728

Current liabilities	24,628

Minority interest	9,395

Other long-term liabilities	489

Total liabilities assumed	34,512

Net assets acquired	$552,216

      We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $37.2 million and $13.8 million, respectively. We expect all $51.0 million of the goodwill to be deductible for income tax purposes.
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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2004 nor is it necessarily indicative of future results.

	Year Ended September 30,

	2005	2004

	(In thousands, except per
	share data)

Net sales	$2,075,188	$2,041,366

Net income	$30,074	$21,917

Diluted earnings per common share	$0.83	$0.61

      In fiscal 2004, cash paid for purchase of businesses was $15.0 million, which consisted primarily of $13.7 million for the August 2004 Athens Acquisition. The purchase price did not exceed the fair value of the assets and liabilities acquired; therefore, under the purchase method of accounting, we recorded no goodwill. We included the results of operations of the Athens operations in our consolidated statements of income, from the date of acquisition. Included in the assets acquired were $2.2 million of intangible assets. We are amortizing the customer relationships over 10 years and the non-compete agreement over five years. The pro forma impact of the Athens Acquisition was not material. In fiscal 2005, we finalized the appraisal of the intangibles acquired in the corrugator acquisition. We reduced the initially recorded value of the customer list and non-compete agreements by $0.6 million and $0.2 million, respectively, and reallocated that amount to property, plant and equipment. In fiscal 2004, we completed our third party appraisals of Pacific Coast Packaging, which we acquired in fiscal 2003. We reclassified $1.5 million to goodwill, of which $1.8 million was a reduction in the customer list intangible, $0.4 million was an increase in property, plant and equipment, and $0.1 million was a decrease in inventory. In fiscal 2004, we also completed the final adjustments to our fiscal 2003 Cartem Wilco Acquisition and recorded $0.6 million of additional goodwill. We recorded $3.3 million in goodwill in fiscal 2004, approximately $2.5 million of which is deductible for U.S. income tax purposes.

Restructuring and Other Costs
      We recorded pre-tax restructuring and other costs of $7.5 million, $32.7 million, and $1.5 million for fiscal 2005, 2004, and 2003, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

Summary of Restructuring and Other Initiatives
      On October 4, 2005, we announced our decision to close our Marshville, North Carolina folding carton plant. We will transfer the majority of the facility’s current production to our other folding carton facilities. We incurred pre-tax restructuring and other costs of approximately $2.5 million for the quarter ended September 30, 2005 for equipment impairment and expect to record $1.1 million during fiscal 2006 primarily for severance and other employee related costs.
      In the fourth quarter of fiscal 2005, we announced the closure of our Waco, Texas folding carton facility that we acquired as part of the GSPP Acquisition. We have ceased manufacturing operations at the facility and continue to ship product from the facility. We anticipate closing the facility during the first quarter of fiscal 2006. We have shifted a majority of the production to our other folding carton facilities. We have classified the land and building as held for sale and recorded a liability for $1.5 million primarily for severance and other employee related costs as part of the purchase.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the third quarter of fiscal 2005, we acquired certain GSPP assets and assumed certain of Gulf States’ related liabilities. We have expensed as incurred various incremental transition costs to integrate the operations into our mill and folding carton operations. We also restructured our folding carton division.
      In April 2005, we sold 9.4 acres of real estate adjacent to our Norcross, Georgia headquarters and received proceeds of $2.8 million and recognized a gain of $1.9 million.
      In the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota folding carton facility. We closed the facility in January 2005. We shifted a majority of the production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value less cost to sell. We have other operations at this complex. We will retain the land and building; and they will remain available for use by those operations.
      In the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan paperboard mill. We shifted approximately one third of the capacity of this facility to our remaining recycled paperboard facilities. We recognized an impairment charge to reduce the carrying value of certain equipment and the facility to its estimated fair value.
      In fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We substantially completed the reorganization process in the fiscal 2005.
      In the third quarter of fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois facility. We recognized an impairment charge to reduce the carrying value of the equipment to its estimated fair value less cost to sell and classified it as held for sale.
      In the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri laminated paperboard products facility effective March 31, 2004. We recognized an impairment charge to reduce the carrying value of certain equipment and the facility to its estimated fair value less cost to sell and we classified the property, plant and equipment as held for sale. We sold the facility in the first quarter of fiscal 2005.
      In the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas laminated paperboard products facility. We recognized an impairment charge to reduce the carrying value of certain equipment from this facility to its estimated fair value less cost to sell and we have classified the facility as held for sale.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in thousands):

Summary of Restructuring and Other Charges

			Severance
			and Other
		Net Property,	Employee	Equipment and	Facility
		Plant and	Related	Inventory	Carrying	Corp.
Initiative and Segment	Period	Equipment(a)	Costs	Relocation	Costs	Reorg.	Other	Total

Dallas,	Fiscal 2005	$(73)	$(3)	$—	$134	$—	$2	$60
Paperboard	Cumulative	105	165	59	196	—	10	535
	Expected	105	165	59	246	—	10	585

Wright City,	Fiscal 2005	(677)	(29)	—	31	—	(92)	(767)
Paperboard	Cumulative	5,875	607	181	187	—	273	7,123
	Expected	5,875	607	181	187	—	273	7,123

Aurora,	Fiscal 2005	(319)	33	—	—	—	5	(281)
Paperboard	Cumulative	3,142	730	1	—	—	12	3,885
	Expected	3,142	730	1	—	—	12	3,885

Otsego,	Fiscal 2005	28	264	595	610	—	82	1,579
Paperboard	Cumulative	14,549	1,948	735	768	—	136	18,136
	Expected	14,549	1,948	835	1,068	—	136	18,536

St. Paul,	Fiscal 2005	30	2,409	206	—	—	104	2,749
Packaging	Cumulative	2,333	3,038	236	—	—	104	5,711
Products	Expected	2,333	3,063	236	—	—	104	5,736

Restructuring,	Fiscal 2005	—	1,610	—	—	—	—	1,610
Folding	Cumulative	—	1,610	—	—	—	—	1,610
	Expected	—	1,610	—	—	—	—	1,610

Corporate	Fiscal 2005	—	—	—	—	192	—	192
Reorganization,	Cumulative	—	—	—	—	1,330	—	1,330
Corporate	Expected	—	—	—	—	1,330	—	1,330

Norcross Real	Fiscal 2005	—	—	—	—	—	(1,873)	(1,873)

Estate Sale,	Cumulative	—	—	—	—	—	(1,873)	(1,873)
Corporate	Expected	—	—	—	—	—	(1,873)	(1,873)

Waco,	Fiscal 2005	—	229	291	—	—	—	520
Folding	Cumulative	—	229	291	—	—	—	520
	Expected	—	229	441	150	—	100	920

Marshville,	Fiscal 2005	2,488	—	—	—	—	—	2,488
Folding	Cumulative	2,488	—	—	—	—	—	2,488
	Expected	2,488	625	75	200	—	225	3,613

Other	Fiscal 2005	(112)	(43)	8	15	—	1,380	1,248

Totals	Fiscal Year	$1,365	$4,470	$1,100	$790	$192	$(392)	$7,525

	Cumulative	$28,492	$8,327	$1,503	$1,151	$1,330	$(1,338)	$39,465

	Expected	$28,492	$8,977	$1,828	$1,851	$1,330	$(1,013)	$41,465

(a)	For purposes of the tables in this Note 6, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005
      We recorded aggregate pre-tax restructuring and other costs of $7.5 million in fiscal 2005. We incurred $2.7 million related to the closure of our St. Paul folding carton facility. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process requires one-on-one training for a specific period of time per position. As a result, we have included in the severance and other employee costs $1.2 million of duplicate mill labor. We recorded a charge of $2.5 million related to the closure of the Marshville folding carton plant to reduce the carrying value of certain equipment. We incurred pre-tax charges of $1.6 million for severance and other employee costs related to our folding carton division restructuring. We incurred pre-tax charges of $1.6 million in connection with the closure of our Otsego, Michigan paperboard mill consisting primarily of facility carrying costs and equipment relocation expenses. We recorded a charge of $0.6 million to expense previously capitalized patent defense costs. We incurred pre-tax charges of $0.7 million for GSPP Acquisition transition costs, and $0.5 million of charges primarily to relocate equipment and inventory relocation expenses from our Waco folding carton facility. During fiscal 2005, we recorded a gain from the sale of our Wright City laminated paperboard converting facility of $0.8 million and recognized a pre-tax gain of approximately $1.9 million from the sale of real estate adjacent to our Norcross headquarters. See the table above under the heading “Summary of Restructuring and Other Charges.”
      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $7.4 million to our Packaging Products segment, $0.5 million to the Paperboard segment, and recorded a gain of $0.4 million to our corporate operations. Of these costs, $2.0 million were non-cash. Facilities that we closed or announced that we planned to close during fiscal 2005 had combined revenues of $41.6 million, $73.7 million and $68.1 million for fiscal years 2005, 2004 and 2003, respectively, and combined pre-tax operating losses of $2.2 million, $1.0 million and $2.9 million for fiscal years 2005, 2004 and 2003, respectively.
      The following table represents a summary of the restructuring accrual and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our consolidated statements of income for fiscal 2005 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	September 30,
	2004	Charges	Payments	to Accrual	2005

Severance and other employee costs	$1,029	$2,720	$(2,179)	$(4)	$1,566

Other	123	—	(15)	(31)	77

Total restructuring	$1,152	$2,720	$(2,194)	$(35)	$1,643

Adjustment to accrual (see table above)		(35)

Severance and other employee costs		1,754

Net property, plant and equipment		1,365

Equipment relocation		1,100

Facility carrying costs		790

Corporate reorganization project		192

Other		(361)

Total restructuring and other costs		$7,525

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2004
      In the second quarter of fiscal 2004, we announced the closure of our Wright City, Missouri laminated paperboard products facility effective March 31, 2004. During fiscal 2004, we recorded a pre-tax charge of $7.9 million. The charge consisted of an asset impairment charge of $6.7 million to record the equipment and facility at their estimated fair value less cost to sell, severance and other employee costs of $0.6 million, a goodwill impairment charge of $0.2 million, and other costs of $0.4 million.
      In the third quarter of fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois facility. During fiscal 2004, we recorded a pre-tax charge of $4.2 million. The charge consisted of a net asset impairment charge of $3.5 million to record the equipment at its estimated fair value less cost to sell, and severance and other employee costs of $0.7 million.
      In the third quarter of fiscal 2004, we consolidated our laminated paperboard products division and mill division under common management and reduced the size of the combined divisional staffs. We renamed the combined division as the paperboard division. During fiscal 2004, we recorded a pre-tax charge of $0.5 million for severance and other employee costs in connection with this reorganization.
      In the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan paperboard mill. During fiscal 2004, we recorded a pre-tax charge of $16.6 million that consisted of an asset impairment charge of $13.9 million to write down the equipment and facility to fair value, severance and other employee costs of $1.7 million, $0.7 million for property, plant and equipment related parts and supplies, and other costs of $0.3 million.
      In connection with the shutdown of the laminated paperboard products converting lines at our Aurora, Illinois facility and our decision to close our Otsego, Michigan paperboard mill, we completed step 1 of the impairment test for the paperboard division as required under SFAS 142, and determined the goodwill of the paperboard division was not impaired.
      In the fourth quarter of fiscal 2004, we announced the closure of our St. Paul, Minnesota folding carton facility. During fiscal 2004, we recorded a pre-tax charge of $3.0 million that consisted of an asset impairment charge of $1.6 million to write down the equipment to estimated fair value less cost to sell, $0.7 million for property, plant and equipment related parts and supplies, severance and other employee costs of $0.6 million, and other costs of $0.1 million.
      In fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We recorded expenses of $1.1 million in connection with this project. We also sold our previously closed Mundelein, Illinois merchandising displays facility site for a pre-tax gain of $1.8 million. In addition, we recorded a variety of charges primarily from previously announced facility closures totaling $1.2 million. The charges consisted primarily of $0.9 million for machinery and equipment impairments, $0.2 million for equipment relocation, and $0.1 million of other costs.
      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $3.3 million to our Packaging Products segment, $29.9 million to the Paperboard segment, and $1.1 million to our corporate operations and recorded a gain of $1.6 million for our Merchandising Displays and Corrugated Packaging segment. Of these costs, $26.8 million were non-cash. Facilities that we closed or announced that we planned to close during fiscal 2004 had combined revenues of $69.2 million and $81.9 million fiscal years 2004 and 2003, respectively, including the laminated paperboard product converting lines at our Aurora facility. We cannot separately identify operating losses at our Aurora facility because the facility manufactures other items and utilizes shared services. However, we can reasonably estimate pre-tax operating losses of the laminated paperboard products converting lines. Facilities that we closed or announced that we planned to close during fiscal 2004 had

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
combined pre-tax operating losses of $8.9 million and $9.4 million for fiscal years 2004 and 2003, respectively, including the laminated paperboard products converting lines at our Aurora facility.
      The following table represents a summary of the restructuring accrual as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs” on our consolidated statements of income for fiscal 2004 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	September 30,
	2003	Charges	Payments	to Accrual	2004

Severance and other employee costs	$160	$3,033	$(2,403)	$239	$1,029

Other	10	125	(7)	(5)	123

Total restructuring	$170	$3,158	$(2,410)	$234	$1,152

Adjustment to accrual (see table above)		234

Property, plant and equipment impairment loss		26,518

Gain on sale of property, plant and equipment		(2,046)

Property, plant and equipment related parts and supplies		1,447

Corporate reorganization project		1,138

Pension curtailment		850

Equipment relocation		476

Facility carrying costs		456

Goodwill impairment		244

Other		263

Total restructuring and other costs		$32,738

Fiscal 2003
      In the second quarter of fiscal 2003, we announced the closure of our Hunt Valley, Maryland and Mundelein, Illinois merchandising displays facilities. We recorded a pre-tax charge $0.5 million, which consisted of $0.3 million for equipment removal and relocation costs and other costs of $0.2 million.
      In the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas laminated paperboard products facility. In connection with this closing during fiscal 2003, we recorded a pre-tax charge of $0.4 million that consisted of an asset impairment charge of $0.2 million to write down the equipment to fair value less cost to sell, and severance and other employee costs of $0.2 million.
      In addition, we had accrual adjustments totaling $1.1 million of income resulting primarily from the reversal of certain accruals for severance and other costs at our closed laminated paperboard products plant in Vineland, New Jersey and the earlier than planned sales of property at Vineland and our closed folding carton plant in Augusta, Georgia. Expenses recognized as incurred from previously announced facility closings totaling $1.2 million were attributable to equipment relocation costs of $1.4 million primarily from Vineland and a closed folding carton plant in El Paso, Texas, $0.3 million due to changes in estimated workers’ compensation claims, a net gain on sale of property and equipment of $0.8 million primarily due to the sale of the Vineland and El Paso facilities, and $0.3 million in other miscellaneous items. Expenses recognized as incurred of $0.5 million were attributable to our decision to remove from service certain equipment in the folding carton and paperboard divisions.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have charged $0.6 million to our Packaging Products segment, $0.5 million to our Merchandising Displays and Corrugated Packaging segment, and $0.4 million to the Paperboard segment. Of these costs, $0.2 million income was non-cash. Facilities that we closed during fiscal 2003 had combined revenues of $13.1 million and combined operating losses of $2.6 million during fiscal 2003.

Note 7.	Other Intangible Assets
      The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in thousands):

		September 30,

		2005		2004

	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Avg. Life	Amount	Amortization	Amount	Amortization

Customer relationships	20.0	$65,618	$(6,099)	$14,680	$(2,783)

Non-compete agreements	8.8	6,474	(5,337)	8,327	(6,182)

Financing costs	8.2	7,955	(1,845)	5,850	(2,854)

Patents	5.5	1,038	(210)	2,120	(617)

Trademark	20.0	800	(577)	759	(523)

License Costs	5.0	309	(134)	309	(72)

Total	18.5	$82,194	$(14,202)	$32,045	$(13,031)

      During fiscal 2005, our net intangible balance increased $49.0 million primarily due to customer relationship intangibles acquired in the GSPP Acquisition. Our allocation of the purchase price of the GSPP Acquisition is preliminary and subject to refinement. We preliminarily estimate the intangibles we acquired to be approximately $50.7 million. The lives vary by segment acquired, and we are amortizing them on a straight-line basis over a weighted average life of 22.3 years. We incurred financing costs of $4.0 million in fiscal 2005. We finalized the appraisal of the intangibles acquired in the Athens Acquisition in fiscal 2004 and reduced their initially recorded value by $0.8 million and reallocated that amount to property, plant and equipment. We recorded a charge of $0.6 million to expense previously capitalized patent defense costs that were not included in the sale of our plastic packaging division. Intangibles at our foreign locations, primarily our Canadian customer lists, increased $0.6 million due to currency translation.
      We are amortizing all of our intangibles and none of our intangibles have significant residual values. During fiscal 2005, 2004, and 2003, amortization expense was $5.1 million, $4.0 million, and $3.4 million, respectively. Estimated amortization expense for the succeeding five fiscal years is as follows (in thousands):

2006	$7,546

2007	7,103

2008	6,848

2009	6,349

2010	4,396

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Debt
      The following were individual components of debt (in thousands):

	September 30,

	2005	2004

Face value of 5.625% notes due March 2013, net of unamortized discount of $188 and $213	$99,812	$99,787

Hedge adjustments resulting from terminated interest rate derivatives or swaps	2,374	4,263

Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(1,357)

	102,186	102,693

Face value of 8.20% notes due August 2011, net of unamortized discount of $399 and $467	249,601	249,533

Hedge adjustments resulting from terminated interest rate derivatives or swaps	9,881	14,824

Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(1,123)

	259,482	263,234

Face value of 7.25% notes due August 2005, net of unamortized discount of $0 and $9 (a)	—	83,491

Hedge adjustments resulting from terminated interest rate derivatives or swaps	—	2,148

Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(294)

	—	85,345

Term debt (b)	250,000	—

Revolving credit facility (b)(c)	216,000	—

Receivables-backed financing facility (d)	55,000	—

Industrial development revenue bonds, bearing interest at variable rates (4.30% at September 30, 2005, and 2.90% at September 30, 2004), due through October 2036 (e)	30,120	30,120

Other notes	2,293	2,669

	915,081	484,061

Less total current portion of debt	62,079	85,760

Long-term debt due after one year	$853,002	$398,301

The following were the aggregate components of debt (in thousands):

Face value of debt instruments, net of unamortized discounts	$902,826	$465,600

Hedge adjustments resulting from terminated interest rate derivatives or swaps	12,255	21,235

Hedge adjustments resulting from existing interest rate derivatives or swaps	—	(2,774)

	$915,081	$484,061

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	During the first quarter of fiscal 2005, we purchased $6.0 million of our Notes due August 2005 at an average price of 103.1% of par value, or $0.18 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.6% of par value, or $0.1 million over par value. During the second quarter of fiscal 2005, we purchased $3.5 million of our Notes due August 2005 at an average price of 101.75% of par value, or $0.06 million over par value, excluding the favorable impact of unamortized realized interest rate swap gains. The average price including the favorable impact of unamortized realized interest rate swap gains was 101.05% of par value, or $0.04 million over par value. On August 1, 2005, we retired the remaining $74.0 million of our Notes due August 2005 with $14.0 million of cash and $60.0 million of borrowings under our Senior Credit Facility.

(b)	On June 6, 2005, we entered into the Senior Credit Facility. The Senior Credit Facility includes revolving credit, swing, and term loan facilities in the aggregate principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. We have aggregate outstanding letters of credit under this facility of approximately $41 million. At September 30, 2005, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $126 million. Borrowings in the United States under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (which we refer to as “LIBOR Loans”) or (2) the alternative base rate plus an applicable margin (which we refer to as “Base Rate Loans”). The applicable margin for determining the interest rate applicable to LIBOR Loans ranges from 0.875% to 1.750% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to an EBITDA measure calculated based on earnings before interest, taxes, depreciation and amortization less special items (which we refer to as “Credit Agreement EBITDA”). The applicable margin for determining the interest rate applicable to Base Rate Loans ranges from 0.000% to 0.750% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. The applicable percentage for determining the facility commitment fee ranges from 0.175% to 0.400% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. At September 30, 2005, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.50% and 0.50%, respectively. The facility commitment fee at September 30, 2005 was 0.325% of the unused amount. Interest on the revolving credit facility and term loan facility are payable in arrears on each applicable payment date. At our election, we can choose Base Rate Loans, LIBOR Loans, or a combination thereof. If we chose LIBOR Loans, the interest rate reset options are 30, 60, 90 or 180 days. The Senior Credit Facility is secured by the real and personal property of the GSPP business that we acquired in the GSPP Acquisition and the following property of the Company and its wholly-owned subsidiaries: inventory and general intangibles, including, without limitation, specified patents, patent licenses, trademarks, trademark licenses, copyrights and copyright licenses. The agreement documenting the Senior Credit Facility includes restrictive covenants regarding the maintenance of financial ratios, the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. We are in compliance with these restrictions.

(c)	Until June 6, 2005, we maintained a $75 million revolving credit facility. As of June 6, 2005 and September 30, 2004, there were no amounts outstanding under this facility. On June 6, 2005, contemporaneously with the execution and delivery of the Senior Credit Facility (as defined below), we terminated this facility.

(d)	We maintained a $75.0 million receivables-backed financing facility (which we refer to as the “Receivables Facility”). A bank provided a back-up liquidity facility. The borrowing rate, which

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisted of a daily commercial paper rate plus a fee for the used portion of the facility, was 4.10% as of September 30, 2005. The borrowing rate at September 30, 2004 was 2.17%. Both the Receivables Facility and the back-up liquidity facility have 364-day terms. At September 30, 2005, this facility was fully drawn. On October 26, 2005, we increased the facility to $100 million. The new facility is scheduled to expire on October 25, 2006.

(e)	The industrial development revenue bonds are issued by various municipalities in which we maintain operations or other facilities. The bonds are fully secured by a pledge of payments to the municipality by us under a financing agreement. Each series of bonds are also secured by and payable through a letter of credit issued in favor of the Trustee to the bonds. We are required to maintain these letters of credit under the terms of the bond indenture. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Senior Credit Facility. A remarketing agent offers the bonds for initial sale and uses its best efforts to remarket the bonds until they mature or are otherwise fully redeemed. The remarketing agent also periodically determines the interest rates on the bonds based on prevailing market conditions. The remarketing agent is paid a fee for this service. Our industrial development revenue bonds are remarketed on a periodic basis upon demand of the bondholders. If the remarketing agent is unable to successfully remarket the bonds, the remarketing agent will repurchase the bonds by drawing on the letters of credit. If this were to occur, we would immediately reimburse the issuing lender with the proceeds of a revolving loan obtained under the Senior Credit Facility. Accordingly, we have classified the industrial development revenue bonds as non-current.
      Interest on our 8.20% notes due August 2011 are payable in arrears each February and August. Interest on our 5.625% notes due March 2013 is payable in arrears each September and March. Our August 2011 and March 2013 notes are unsecured facilities. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Three of our Canadian subsidiaries have revolving credit facilities with Canadian banks. The facilities provide borrowing availability of up to $10.0 million Canadian and can be renewed on an annual basis. As of September 30, 2005 and September 30, 2004, there were no amounts outstanding under these facilities.

Interest Rate Swaps
      We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In May 2005, we paid $4.2 million to terminate $200 million of fixed-to-floating interest rate swaps designated as fair value hedges of our existing fixed rate debt. In June and September 2005, we entered into $350 million notional amount and $75 million notional amount of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. The start date of the $75 million is effective September 1, 2006. We recorded no ineffectiveness for the twelve month periods ended September 30, 2005 and 2004. The fair value of the swaps was a deferred gain of $5.4 million at September 30, 2005.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, the aggregate maturities of long-term debt for the succeeding five fiscal years are as follows (in thousands):

2006	$62,079

2007	25,590

2008	38,019

2009	91,355

2010	312,250

Thereafter	374,120

Unamortized fair value adjustments from terminated interest rate swap agreements	12,255

Unamortized bond discount	(587)

Total long-term debt	$915,081

Note 9.	Leases and Other Agreements
      We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.
      As of September 30, 2005, future minimum lease payments under all noncancelable leases, including certain maintenance charges on transportation equipment, are as follows (in thousands):

2006	$10,186

2007	8,610

2008	6,813

2009	4,612

2010	2,874

Thereafter	5,029

Total future minimum lease payments	$38,124

      Rental expense for the years ended September 30, 2005, 2004, and 2003 was approximately $18.0 million, $16.5 million and $16.4 million, respectively, including lease payments under cancelable leases.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes
      The provisions for income taxes consist of the following components (in thousands):

	Year Ended September 30,

	2005	2004	2003

Current income taxes:

Federal	$(3,483)	$9,073	$2,048

State	538	(1,186)	1,271

Foreign	1,224	3,290	2,765

Total current	(1,721)	11,177	6,084

Deferred income taxes:

Federal	2,908	(596)	10,908

State	(178)	(4,581)	885

Foreign	1,233	(302)	292

Total deferred	3,963	(5,479)	12,085

Provision for income taxes	$2,242	$5,698	$18,169

      The components of deferred tax expense are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Other accruals and allowances	$(177)	$(622)	$2,498

Employee related accruals and allowances	(827)	(1,533)	179

Federal net operating loss carryforward	—	—	7,270

State net operating loss carryforwards	(2,652)	(1,816)	—

State credit carryforwards, net of federal benefit	271	(970)	—

Valuation allowance	160	1,333	—

Property, plant and equipment	15,864	(12,541)	5,675

Deductible intangibles	1,353	2,398	1,052

Pension	(3,949)	7,447	(4,070)

Inventory	(2,256)	1,443	(626)

Other deferred tax assets	287	(894)	(159)

Other deferred tax liabilities	(4,111)	276	266

Deferred income tax expense	$3,963	$(5,479)	$12,085

Income tax expense is included in our consolidated statements of income as follows:

Continuing operations	$2,242	$854	$18,147

Discontinued operations	—	4,844	22

Provisions for income taxes	$2,242	$5,698	$18,169

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,

	2005	2004	2003

Statutory federal tax rate	35.0%	35.0%	35.0%

Meals and entertainment expense	2.5	2.0	1.2

Permanent provision to return adjustments	(1.8)	(1.1)	(0.3)

Adjustment of deferred taxes for changes in state and foreign tax rates	6.9	(1.8)	0.7

Other adjustments to deferred taxes	(8.4)	3.6	(0.1)

Reduction in tax contingency reserve	(20.8)	(2.2)	(2.1)

U.S. residual tax on foreign earnings	(0.4)	1.8	0.6

State taxes, net of federal benefit	(3.5)	1.2	4.3

Adjustment of prior years taxes, net of federal benefit — restructuring	1.4	(9.0)	—

Valuation allowance decrease — restructuring	—	(5.3)	—

Other, net	0.4	0.2	(1.2)

Effective tax rate	11.3%	24.4%	38.1%

      The reduction in the tax contingency reserve results from the resolution of historical federal and state tax deductions that we had previously reserved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our tax reserves totaling $2.3 million at September 30, 2005 reflect the probable outcome of known contingencies. Other adjustments to deferred taxes relates to adjustments to temporary differences that will not reverse in future periods. The state tax benefit recorded in 2005 relates primarily to additional state tax refunds not anticipated at September 30, 2004. In fiscal 2004, we reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure. The changes implemented resulted in a one-time income tax benefit of $3.2 million. Approximately $1.2 million of the benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The restructuring also allowed us to reduce the valuation allowance for certain state net operating loss and tax credit carryforwards that we had previously concluded were not likely to be realized.
      At September 30, 2005, we reclassified franchise tax expense to SG&A. As such, state taxes presented above for the years ended September 30, 2004 and September 30, 2003, reflect the reclassification of approximately $0.7 million and $0.6 million of state franchise tax expense.
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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in thousands):

	September 30,

	2005	2004

Deferred income tax assets:

Accruals and allowances	$3,125	$2,944

Employee related accruals and allowances	6,561	5,734

Minimum pension liability	43,411	35,031

State net operating loss carryforwards	4,468	1,816

State credit carryforwards, net of federal benefit	856	1,127

Other	4,581	5,218

Valuation allowance	(1,651)	(1,491)

Total	61,351	50,379

Deferred income tax liabilities:

Property, plant and equipment	108,180	90,820

Deductible intangibles	11,394	9,679

Pension	10,174	14,123

Inventory	1,983	4,240

Other	7,515	11,960

Total	139,246	130,822

Net deferred income tax liability	$77,895	$80,443

      Deferred taxes are recorded as follows in the consolidated balance sheet:

	September 30,

	2005	2004

Current deferred tax asset	$5,079	$4,504

Long-term deferred tax liability	82,974	84,947

Net deferred income tax liability	$77,895	$80,443

      At September 30, 2005 and September 30, 2004, state net operating losses were available for carryforward in the amounts of approximately $94 million and $42 million, respectively. These NOL carryforwards are subject to valuation allowances and generally expire within 5-20 years. At September 30, 2005, approximately $1.1 million of state credits were available for carryforward. The valuation allowance against deferred tax assets increased $0.2 million in fiscal 2005. The valuation allowance decreased $1.9 million in fiscal 2004 primarily as a result of the corporate reorganization discussed above. The valuation allowance increased $0.3 million in fiscal 2003.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of income before income taxes are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

United States continuing operations	$12,973	$(156)	$37,014

Discontinued operations	—	12,541	57

	12,973	12,385	37,071

Foreign continuing operations	6,883	10,661	10,674

Foreign discontinued operations	—	300	—

	6,883	10,961	10,674

Income before income taxes	$19,856	$23,346	$47,745

      The American Jobs Creation Act of 2004 creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. We plan to repatriate $30.9 million in extraordinary dividends, as defined in the Jobs Creation Act, from our Cartem Wilco operations and our Ling Industries, Inc. operations during the quarter ending December 31, 2005. Accordingly we recorded a tax liability of $0.8 million as of September 30, 2005.
      Other than the earnings we intend to repatriate under the Act, we intend to continue to consider all foreign earnings other than those generated by our Cartem Wilco, RTS Empaques, S. De R.L. CV, and RTS Embalajes De Chile Limitada operations as being indefinitely reinvested. As of September 30, 2005 we estimate those earnings to be approximately $24 million. We have not provided for any taxes that would be due upon repatriation of those earnings into the United States. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Note 11.	Retirement Plans
      We have five defined benefit pension plans with approximately 60% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. Approximately 33% of our employees are covered by collective bargaining agreements. Approximately 7% of our employees are covered by collective bargaining agreements that have expired and another 7% are covered by collective bargaining agreements that expire within one year.

Defined Benefit Pension Plans
      The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit level, depending upon the plan. We allocate our pension plans’ assets to several investment management firms across a variety of investment styles. Our Defined Benefit Investment Committee meets at least quarterly with an investment advisor to review each manager’s performance and

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
monitor their compliance with their stated goals, our investment policy and ERISA standards. Our pension plans’ asset allocations at September 30, by asset category, were as follows:

	2005	2004

Equity managers	66%	71%

Fixed income managers	29%	17%

Cash and cash equivalents	2%	8%

Alternative investment managers	3%	4%

Total	100%	100%

      The objective of our investment policy is to assure the management of our retirement plans in accordance with the provisions of the Employment Retirement Income Security Act of 1974 and the regulations pertaining thereto. Our investment policy focuses on a long-term view in managing the pension plans’ assets by following investment theory that assumes that over long periods of time there is a direct relationship between the level of risk assumed in an investment program and the level of return that should be expected. The formation of judgments and the actions to be taken on those judgments will be aimed at matching the long-term needs of the pension plans with the expected, long-term performance patterns of the various investment markets.
      We understand that investment returns are volatile. We believe that, by using multiple investment managers and alternative asset classes, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with actuaries and investment advisors, we adopted the following target allocations to produce desired performance.

Target Allocations

	2005	2004

Equity managers	50- 80%	58- 91%

Fixed Income Managers	15- 45%	15- 25%

Alternative investments, cash and cash equivalents	0- 35%	0- 09%
      These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges. We revised our target allocations based on a review of our asset allocation with our investment advisor in fiscal 2005. Our alternative investments consist of investments in the Hedge Fund of Funds and a venture capital fund. In fiscal 2004, we undertook a retirement plan services request for proposal (which we refer to as “RFP”) and held our fiscal 2004 contribution to the pension plans in cash and cash equivalents pending a shift in investment managers resulting from the search. On September 30, 2004, our actual asset allocation was not consistent with the policy above because we were completing the RFP, which we anticipated would likely entail shifting assets among investment managers. In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria primarily based on historical returns by asset class, and included long-term return expectations by asset class. We currently expect to contribute approximately $35 million to our pension plans over the next two fiscal years. We use a September 30 measurement date.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our projected benefit obligation, fair value of assets and net periodic pension cost include the following components (in thousands):

	Year Ended September 30,

	2005	2004

Projected benefit obligation at beginning of year	$300,081	$260,303

Service cost	9,411	9,013

Interest cost on projected benefit obligations	17,728	17,335

Amendments	—	326

Curtailment (gain) loss	(7,355)	180

Actuarial loss	29,082	23,468

Benefits paid	(10,885)	(10,544)

Projected benefit obligation at end of year	338,062	300,081

Fair value of assets at beginning of year	208,847	181,244

Actual gain on plan assets	21,416	18,514

Employer contribution	7,384	19,633

Benefits paid	(10,885)	(10,544)

Fair value of assets at end of year	226,762	208,847

Funded status	(111,300)	(91,234)

Net unrecognized loss	121,081	108,809

Unrecognized prior service cost	2,035	1,713

Net amount recognized	$11,816	$19,288

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$11,816	$19,288

Additional minimum liability	(114,393)	(96,271)

Intangible asset	3,144	3,692

Accumulated other comprehensive loss	111,249	92,579

Net amount recognized	$11,816	$19,288

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts we are required to recognize in the consolidated statements of income are as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Service cost	$9,411	$9,013	$7,258

Interest cost on projected benefit obligations	17,728	17,335	16,123

Expected return on plan assets	(19,046)	(16,320)	(15,507)

Net amortization of actuarial loss	7,084	6,563	2,813

Net amortization of prior service cost	108	49	50

Curtailment loss (gain)	(429)	679	—

Total company defined benefit plan expense	14,856	17,319	10,737

Multi-employer plans for collective bargaining employees	512	450	340

Net periodic pension cost	$15,368	$17,769	$11,077

	2005	2004	2003

Weighted-average assumptions as of September 30:

Discount rate	5.50%	6.00%	6.50%

Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
      Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2005, was 2.75% for the next five years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2004 and 2003 was 3% in each year. We typically review our expected long-term rate of return on plan assets every 3 to 5 years through an asset allocation study with either our actuary or investment advisor. Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. Finally, our discount rate is reviewed annually to reflect the published yield of the Moody’s AA Utility Bond Index on September 15, rounded up to the nearest .25%. The accumulated benefit obligation for all defined benefit pension plans was $329.3 million and $285.3 million at September 30, 2005, and 2004, respectively.
      The estimated benefit payments, which reflect expected future service, as appropriate, that we project are as follows (in thousands):

2006	$12,123

2007	12,981

2008	13,930

2009	14,883

2010	15,808

Years 2011 – 2015	96,450
      The retirement plans review committee of our board of directors reviewed management’s recommendations with respect to certain modifications of our retirement benefits and requested that such recommendations be submitted to the board of directors for approval. On October 29, 2004, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees (which we refer to as our “pension plan”). We have summarized these changes below. The changes were effective January 1, 2005 and March 1, 2005, based on an employee’s status on December 31, 2004. The changes

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulted in curtailment income of $0.4 million, which we recognized when we adopted the pension plan changes.
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

401(k) Plans
      We have 401(k) plans that cover our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”). During fiscal 2005, 2004, and 2003, we recorded matching expense, net of forfeitures, of $5.3 million, $4.5 million, and $4.6 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans
      We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified unfunded deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant elects the amount of eligible base salary and eligible bonus to be deferred. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The benchmark investment alternatives available under the Supplemental Plan are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available under our 401(k) plans. We recorded matching expense of $0.1 million, $0.1 million, and $0.02 million in fiscal 2005, 2004, and 2003, respectively.
      We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain executives of the Company. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. We recorded expense relating to the SERP of $0.8 million, $0.6 million, and $0.4 million for the years ended September 30, 2005, 2004, and 2003, respectively. Amounts we accrued as of September 30, 2005 and 2004 related to the SERP were $2.9 million and $2.2 million, respectively. The SERP benefit is paid in an annuity form for participants whose employment terminated before November 11, 2005 and a lump sum for participants whose employment terminates on or after November 11, 2005.

Note 12.	Financial Instruments

Long-Term Notes
      On August 1, 2005, we retired our 2005 Notes. At September 30, 2004, the fair market value of the 2005 Notes was approximately $86.7 million, respectively, based on quoted market prices. At September 30, 2005 and 2004, the fair market value of the 2011 Notes was approximately $258.8 million and $296.5 million, respectively, based on quoted market prices. At September 30, 2005 and 2004, the fair market value of the 2013 Notes, was approximately $90.8 million and $103.1 million, respectively, based on quoted market prices. The carrying amount for variable rate long-term debt approximates fair market value since the interest rates on these instruments are reset periodically.

Derivatives
      The following is a summary of the net fair value of our derivative instruments outstanding as of September 30 (in thousands):

	2005	2004

Interest rate swaps (fair value hedges)	$—	$(2,773)

Interest rate swaps (cash flow hedges)	5,404	—

Commodity swaps	8	(844)

Net fair value of derivative contracts	$5,412	$(3,617)

      The fair value of our derivative instruments is based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The net pre-tax loss and related tax benefit from cash flow hedges reclassified from other comprehensive income into earnings during fiscal 2005 was approximately $0.9 million and $0.4 million, respectively. We expect to reclassify approximately $1.3 million of pre-tax income from cash flow hedges from other comprehensive income into earnings during fiscal 2006.

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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Plan
      Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2005, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. Pursuant to our repurchase plan, during fiscal 2005 and fiscal 2004, we did not repurchase any shares of Common Stock. During fiscal 2003, we repurchased 0.1 million shares of Common Stock.

Stock Option Plans
      Our 2004 Incentive Stock Plan, approved by our shareholders in January 2005, allows for the granting of options to certain key employees for the purchase of a maximum of 2,000,000 shares of Common Stock plus the number of shares which would remain available for issuance under each preexisting plan if shares were issued on the effective date of this plan sufficient to satisfy grants then outstanding, plus the number of shares of Stock subject to grants under any preexisting plan which are outstanding on the effective date of this plan and which are forfeited or expire on or after such effective date. Our 2000 Incentive Stock Plan, approved in January 2001, allowed for the granting of options through January 2005 to certain key employees for the purchase of a maximum of 2,200,000 shares of Common Stock. Our 1993 Stock Option Plan allowed for the granting of options through November 2003 to certain key employees for the purchase of a maximum of 3,700,000 shares of Common Stock. Options that we granted under these plans vest in increments over a period of up to three years and have ten-year terms.
      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires that the information be determined as if we had accounted for our employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. We estimated the fair values for the options granted subsequent to September 30, 1995, at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected Term in Years	7	7	8

Expected Volatility	44.1%	43.8%	45.8%

Risk-Free Interest Rate	4.1%	4.1%	3.1%

Dividend Yield	2.6%	2.2%	2.3%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair values of our employee stock options. The estimated weighted average fair value of options granted during fiscal 2005, 2004 and 2003 with option prices equal to the market price on the date of grant was $4.47, $6.35 and $5.72 per share, respectively.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, we amortize the estimated fair value of our options to expense over the options’ vesting periods. Our pro forma information is as follows (in thousands except for earnings per share information):

	2005	2004	2003

Net income, as reported	$17,614	$17,648	$29,576

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,027	949	525

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,932)	(3,776)	(3,282)

Pro forma net income	$13,709	$14,821	$26,819

Earnings per share: Basic — as reported	$0.50	$0.51	$0.86

Basic — pro forma	$0.39	$0.42	$0.78

Diluted — as reported	$0.49	$0.50	$0.85

Diluted — pro forma	$0.38	$0.42	$0.77

      For the pro forma information regarding net income and earnings per share we recognize compensation cost over the explicit service period (up to the date of actual retirement). Upon adoption of SFAS 123(R), we will be required to recognize compensation cost over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123(R). Awards outstanding prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit service period. Had we followed the nonsubstantive vesting provisions of Statement 123(R), the impact on pro forma net income and pro forma diluted earnings per share would have been de minimus.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below summarizes the changes in all stock options during the periods indicated:

	Class A Common

			Weighted
			Average
			Exercise
	Shares	Price Range	Price

Options outstanding at October 1, 2002	3,399,328	$7.42-20.31	$13.90

Exercised	(276,098)	$7.42-15.45	$9.99

Expired	(69,474)	$8.94-20.31	$17.73

Forfeited	(46,415)	$8.94-18.19	$13.91

Granted	693,500	$14.01-14.60	$14.02

Options outstanding at September 30, 2003	3,700,841	$8.00-20.31	$14.17

Exercised	(248,540)	$8.00-16.51	$12.00

Expired	(158,535)	$11.13-20.31	$15.94

Forfeited	(36,232)	$11.25-18.19	$15.40

Granted	451,000	$15.40-16.15	$15.46

Options outstanding at September 30, 2004	3,708,534	$8.00-20.31	$14.39

Exercised	(141,331)	$8.94-15.45	$11.30

Expired	(221,099)	$8.94-20.31	$16.21

Forfeited	(22,001)	$14.01-15.40	$14.22

Granted	662,000	$11.23-13.70	$11.38

Options outstanding at September 30, 2005	3,986,103	$8.00-20.31	$13.90

Options exercisable at September 30, 2005	3,739,104	$8.00-20.31	$13.88

Options available for future grant at September 30, 2005	1,580,499	—	—

      The following table summarizes information concerning options outstanding and exercisable at September 30, 2005:

Class A Common

		Weighted		Weighted	Weighted
		Average		Average	Average
Range of	Number	Exercise	Number	Exercise	Remaining
Exercise Prices	Outstanding	Price	Exercisable	Price	Contractual Life

$8.00-8.94	319,635	$8.89	319,635	$8.89	4.7

$10.25-11.81	1,261,601	11.20	1,261,601	11.20	7.0

$12.98-14.60	952,734	14.11	729,729	14.15	6.2

$15.19-16.59	648,500	15.41	624,506	15.38	6.6

$18.19-20.31	803,633	18.65	803,633	18.65	4.3

	3,986,103	$13.90	3,739,104	$13.88	6.0

      Pursuant to our 2004 Incentive Stock Plan, we can award up to 1,000,000 shares of restricted Common Stock to employees or our board of directors. Sale of the stock awarded is generally restricted for three to five years from the date of grant, depending on vesting. Vesting of the stock granted to employees occurs in annual increments of one-third beginning on the third anniversary of the date of grant. Accelerated vesting of a portion of the grant may occur based on our performance.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2005, 2004, and 2003, respectively, we awarded 200,000, 144,000, and 120,500 shares of restricted Common Stock, which had a fair value at the date of grant of $2.3 million, $2.2 million, and $1.7 million, respectively. The 4,500 shares awarded to the board of directors in both fiscal 2005 and fiscal 2004 vested immediately. We charge compensation under the plan to earnings over each increment’s individual restriction period, which amounted to $1.7 million, $1.5 million, and $0.9 million during fiscal 2005, 2004, and 2003, respectively. Unless vested (pursuant to net income performance criteria) or forfeited (e.g., by termination of employment) at an earlier date, the awards of restricted Common Stock will vest in one-third annual increments beginning on the third year from the date of grant and may not be transferred before they are vested. The restricted stock awards granted to employees in fiscal 2005 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on March 31, 2006, for net income growth as compared to the base period (the 12 months ended March 31, 2005) of at least 20% during the 12 months ending March 31, 2006 (including excess amounts from subsequent periods); (2) another one-third on March 31, 2007, for net income growth as compared to the base period of at least 32% during the 12 months ending on March 31, 2007 (including excess amounts from prior or subsequent periods); and (3) the final one-third on March 31, 2008, for net income growth as compared to the base period of at least 45.2% during the 12 months ending on March 31, 2008 (including excess amounts from prior periods). The restricted stock awards granted to employees in fiscal 2004 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on March 31, 2005, for net income growth as compared to the base period (the 12 months ended March 31, 2004) of at least 10% during the 12 months ending March 31, 2005 (including excess amounts from subsequent periods); (2) another one-third on March 31, 2006, for net income growth as compared to the base period of at least 21% during the 12 months ending on March 31, 2006 (including excess amounts from prior or subsequent periods); and (3) the final one-third on March 31, 2007, for net income growth as compared to the base period of at least 33.1% during the 12 months ending on March 31, 2007 (including excess amounts from prior periods). The restricted stock awards granted to employees in fiscal 2003 and 2002 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on the first March 31 after the award date for net income growth as compared to the base period (12 months ended March 31 of the fiscal year including the award date) in excess of 15% during 12 months ending on the first March 31 after the award date (including excess amounts from subsequent periods); (2) another one-third on the second March 31 after the award date for net income growth as compared to the base period in excess of 32.5% during 12 months ending on the second March 31 after the award date (including excess amounts from prior or subsequent periods); and (3) the final one-third on the third March 31 after the award date for net income growth as compared to the base period in excess of 52% during 12 months ending on the third March 31 after the award date (including excess amounts from prior periods). During fiscal 2002, accelerated vesting of one-third of the fiscal 2001 grant occurred due to achievement of performance targets. The measurement date for the fiscal periods that follow is March 31. The early vesting provisions related to fiscal 2003 for the restricted stock awards granted in fiscal 2002 and 2001 have not yet been satisfied. The early vesting provisions related to fiscal 2004 for the restricted stock awards granted in fiscal 2003, 2002 and 2001 have not yet been satisfied. The early vesting provisions related to fiscal 2005 for the restricted stock awards granted in fiscal 2004 and 2003 have not yet been satisfied.

Employee Stock Purchase Plan
      Under the Amended and Restated 1993 Employee Stock Purchase Plan (which we refer to as the “ESPP”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. In January 2004, our board of directors amended the ESPP to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 3,320,000 shares of Common Stock. In fiscal 2005, 2004, and 2003, employees purchased approximately 347,000, 289,000, and 311,000 shares, respectively, under this plan. As of September 30, 2005, 574,361 shares of Common Stock were available for purchase.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Related Party Transactions
      J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., the insurance agency that brokers a portion of the insurance for our company. During fiscal 2005, 2004, and 2003, we paid Brown & Brown, Inc. approximately $0.3 million, $0.4 million, and $0.5 million, respectively, for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million, $0.2 million, and $0.2 million, respectively, for commissions on premiums for insurance purchased by us. For the fiscal years ending September 30, 2005, 2004, and 2003, such payments to Brown & Brown, Inc., inclusive of fees for services and commissions paid, totaled approximately $0.5 million, $0.6 million, and $0.7 million, respectively. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $4.8 million, $4.6 million, and $4.9 million, in fiscal 2005, 2004, and 2003, respectively.
      John W. Spiegel, a director of our company, was vice chairman and chief financial officer of SunTrust Banks, Inc. until August 2004. Mr. Spiegel continued to serve as a non-executive Vice Chairman of SunTrust Bank Holding Company, a subsidiary of SunTrust Banks, Inc. (a non-executive position) through March 31, 2005. We made payments to, and had other transactions with, SunTrust Banks, Inc. and its subsidiaries during fiscal 2004.

•	During fiscal 2004, we maintained a revolving credit facility (in which SunTrust Banks, Inc. has a 22.92% share) under which SunTrust Bank, Atlanta, a wholly owned subsidiary of SunTrust Banks, Inc., served as agent. We had aggregate borrowing availability thereunder of $75.0 million through June 2006. As of September 30, 2004, we had no borrowings outstanding thereunder.

•	During fiscal 2003 and 2004, we entered into derivative transactions with SunTrust Capital Markets. At the end of fiscal 2004, we had no derivative transactions in place with SunTrust Capital Markets. At the end of fiscal 2003, we had notional amounts outstanding on interest rate swaps of $50.0 million and foreign exchange forward contracts of approximately $2.5 million.

•	At September 30, 2004, we were a party with SunTrust Banks, Inc. to a letter of credit agreement relating to industrial development revenue bonds issued on our behalf and relating to aspects of our business.

•	SunTrust Banks, Inc., through one of its subsidiaries, Trusco Capital Management, Inc., managed some of the assets in our defined benefit plan, which totaled approximately $65.0 million as of September 30, 2004.

•	Until May 2003, we maintained a $24.8 million synthetic lease facility with an entity affiliated with SunTrust Bank, Atlanta. On May 30, 2003, we exercised our option to purchase the land, buildings and improvements under this facility for approximately $24.5 million, which represented the lessor’s original costs for such assets, plus related costs and expenses.

•	SunTrust Banks, Inc. and its subsidiaries have performed other banking and financial consulting services for us in fiscal 2004 and 2003. Our aggregate payments to SunTrust Banks, Inc. and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2004 and 2003,or 1% of SunTrust Banks’ gross revenues during its fiscal years ended December 31, 2003 and 2002.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Commitments and Contingencies

Capital Additions
      Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2005, total approximately $14.4 million. These items are included in our purchase obligations in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

Environmental and Other Matters
      We are subject to various federal, state, local and foreign environmental laws and regulations, including, among others, CERCLA, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the US EPA. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.
      We believe that future compliance with these environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows. However, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows. See “Business — Forward-Looking Information and Risk Factors.”
      We estimate that we will spend approximately $4.0 million for capital expenditures during fiscal 2006 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate would be approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs before the end of fiscal 2007.
      We have been identified as a potentially responsible party at 10 active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these ten sites:

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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Except as stated above, we can make no assessment of any potential for our liability with respect to any such site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any such site and that such remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, any amounts paid pursuant to such indemnification rights will be sufficient to cover all costs and expenses.

Guarantees
      We have made the following guarantees to unconsolidated third parties as of September 30, 2005:

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
      Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various customary representations and warranties relating to the assets sold as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of the agreements that were issued or modified after December 31, 2002, our specified maximum aggregate potential liability on an undiscounted basis is approximately $6.0 million, other than with respect to certain specified liabilities, including liabilities relating to environmental matters, with respect to which there is no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.

Insurance Placed with Kemper
      During fiscal years 1985 through 2002, Kemper Insurance Companies/ Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. If Kemper is ultimately unable to pay such liabilities. We believe the range of our liability is between approximately $0 and $4 million and we are unable to estimate the liability because of

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the factors described above. There can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.

Note 16.	Segment Information
      We report three business segments. The Packaging Products segment consists of facilities that produce folding cartons and interior packaging. The Merchandising Displays and Corrugated Packaging segment consists of facilities that produce displays and corrugated packaging and sheet stock. The Paperboard segment consists of facilities that manufacture paperboard, corrugating medium, laminated paperboard products, and facilities that collect recovered paper.
      Certain operations included in the Packaging Products segment are located in Canada, Mexico, Chile and Argentina. The Paperboard segment sold its only foreign operation, a small recycled fiber collection facility in Canada, in fiscal 2003. Our foreign operations had segment income of $7.5 million, $10.8 million, and $11.9 million for fiscal years ended September 30, 2005, 2004, and 2003, respectively. For fiscal 2005, foreign operations represented approximately 9.8%, 8.7% and 11.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2004, foreign operations represented approximately 10.0%, 13.1% and 15.2% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2003, foreign operations represented approximately 9.1%, 13.4% and 12.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. As of September 30, 2005, 2004, and 2003, we had foreign long-lived assets of $84.6 million, $83.3 million, and $72.5 million, respectively.
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
      Following is a tabulation of business segment information for each of the past three fiscal years (in thousands):

	Years Ended September 30,

	2005	2004	2003

Net sales (aggregate):

Packaging Products	$993,977	$908,085	$801,402

Merchandising Displays and Corrugated Packaging	333,812	318,274	291,238

Paperboard	615,443	539,882	509,941

Total	$1,943,232	$1,766,241	$1,602,581

Less net sales (intersegment):

Packaging Products	$3,444	$3,485	$4,576

Merchandising Displays and Corrugated Packaging	4,033	4,678	5,070

Paperboard	202,274	176,817	159,589

Total	$209,751	$184,980	$169,235

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,

	2005	2004	2003

Net sales (unaffiliated customers):

Packaging Products	$990,533	$904,600	$796,826

Merchandising Displays and Corrugated Packaging	329,779	313,596	286,168

Paperboard	413,169	363,065	350,352

Total	$1,733,481	$1,581,261	$1,433,346

Segment income:

Packaging Products	$33,417	$37,997	$38,560

Merchandising Displays and Corrugated Packaging	21,096	29,075	28,569

Paperboard	31,597	15,751	21,764

	86,110	82,823	88,893

Restructuring and other costs	(7,525)	(32,738)	(1,494)

Other non-allocated expenses	(17,722)	(12,452)	(9,665)

Interest expense	(36,640)	(23,566)	(26,871)

Interest and other income (expense)	465	(143)	73

Minority interest in consolidated subsidiary	(4,832)	(3,419)	(3,248)

Income from continuing operations before income taxes	$19,856	$10,505	$47,688

Identifiable assets:

Packaging Products	$674,536	$518,648	$488,898

Merchandising Displays and Corrugated Packaging	175,324	194,365	176,734

Paperboard	901,031	498,917	539,557

Assets held for sale	3,435	1,526	52,703

Corporate	44,108	70,357	33,503

Total	$1,798,434	$1,283,813	$1,291,395

Goodwill

Packaging Products	$81,187	$64,554	$59,178

Merchandising Displays and Corrugated Packaging	28,800	28,792	28,663

Paperboard	240,954	203,714	203,958

Total	$350,941	$297,060	$291,799

Depreciation and amortization:

Packaging Products	$37,580	$33,120	$29,263

Merchandising Displays and Corrugated Packaging	10,987	9,662	10,665

Paperboard	32,273	28,079	28,849

Corporate	3,200	3,328	3,906

Total	$84,040	$74,189	$72,683

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,

	2005	2004	2003

Capital expenditures:

Packaging Products	$26,264	$36,760	$25,148

Merchandising Displays and Corrugated Packaging	6,739	6,492	14,524

Paperboard	19,362	16,647	16,093

Corporate	1,961	924	1,637

Total	$54,326	$60,823	$57,402

      The changes in the carrying amount of goodwill for the year ended September 30, 2005 are as follows (in thousands):

		Merch. Displays
	Packaging	and Corr. Pkg	Paperboard	Total

Balance as of October 1, 2004	$64,554	$28,792	$203,714	$297,060

Goodwill acquired	13,750	—	37,240	50,990

Translation adjustment	2,883	8	—	2,891

Balance as of September 30, 2005	$81,187	$28,800	$240,954	$350,941

      On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. The acquisition was the primary reason for the increase in identifiable assets, goodwill, and depreciation and amortization.

Note 17.	Financial Results by Quarter (Unaudited)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Net sales	$385,817	$394,338	$424,679	$528,647

Gross profit	55,001	58,372	71,895	88,996

Restructuring and other costs	476	2,724	777	3,548

Income from continuing operations before income taxes	1,730	430	9,592	8,104

Net income (a)	482	240	11,982	4,910

Basic earnings per share from continuing operations	0.01	0.01	0.34	0.14

Diluted earnings per share from continuing operations	0.01	0.01	0.33	0.14

Basic earnings per share	0.01	0.01	0.34	0.14

Diluted earnings per share	0.01	0.01	0.33	0.14

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Net sales	$366,110	$400,000	$397,281	$417,870

Gross profit	61,095	67,695	64,969	73,571

Restructuring and other costs	105	5,643	21,317	5,673

Income (loss) from continuing operations before income taxes	6,695	4,675	(11,337)	10,472

Net income (loss) (b)	11,879	2,910	(3,726)	6,585

Basic earnings (loss) per share from continuing operations	0.12	0.09	(0.12)	0.19

Diluted earnings (loss) per share from continuing operations	0.12	0.09	(0.12)	0.18

Basic earnings (loss) per share	0.34	0.08	(0.11)	0.19

Diluted earnings (loss) per share	0.34	0.08	(0.11)	0.18

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Net sales	$329,849	$350,234	$368,232	$385,031

Gross profit	61,209	62,344	67,958	70,845

Restructuring and other costs	(519)	782	648	583

Income from continuing operations before income taxes	8,128	11,509	12,738	15,313

Net income	5,070	7,330	7,212	9,964

Basic earnings per share from continuing operations	0.14	0.21	0.23	0.28

Diluted earnings per share from continuing operations	0.14	0.21	0.23	0.27

Basic earnings per share	0.15	0.21	0.21	0.29

Diluted earnings per share	0.15	0.21	0.21	0.28

(a)	In the first quarter of fiscal 2005, we recorded additional tax expense of $0.6 million related to our acquisition of the Athens corrugated sheet stock manufacturing facility. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004. In the third quarter of fiscal 2005 we recorded a $4.6 million benefit resulting from the resolution of historical federal and state tax deductions that we had previously reserved. In the fourth quarter of fiscal 2005, we recorded a $1.4 million tax benefit that resulted from adjustments to temporary differences that will not reverse in future periods.

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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million, and $0.6 million for fiscal 2001, fiscal 2002, and fiscal 2003, respectively. We recorded the benefit in the third quarter of fiscal 2004.
      Certain group insurance costs related to the indirect plant personnel were reclassified from SG&A to cost of goods sold. The prior year amounts were reclassified as well. In addition, franchise taxes were reclassified from provision for income taxes to SG&A. The table below provides a comparison of the amounts we previously reported and the reclassified amounts reflected herein for cost of goods sold, selling, general and administrative expenses and provision for income taxes (in thousands):

	First	Second	Third
2005	Quarter	Quarter	Quarter

Cost of goods sold

as reported	$329,993	$335,159	$351,927

as revised	330,816	335,966	352,784

Selling, general and administrative expenses

as reported	46,458	48,509	50,605

as revised	45,801	47,868	49,914

Provision for income taxes

as reported	1,414	356	(2,224)

as revised	1,248	190	(2,390)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

Cost of goods sold

as reported	$304,259	$331,791	$331,403	$343,471

as revised	305,015	332,305	332,312	344,299
Selling, general and administrative expenses

as reported	48,101	51,296	48,583	51,375

as revised	47,528	50,964	47,856	50,730
Provision for income taxes

as reported	2,712	1,848	(7,079)	4,103

as revised	2,529	1,666	(7,261)	3,920

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Cost of goods sold

as reported	$267,830	$287,126	$299,771	$313,453

as revised	268,640	287,890	300,274	314,186
Selling, general and administrative expenses

as reported	47,112	43,089	46,558	48,183

as revised	46,451	42,475	46,203	47,600
Provision for income taxes

as reported	3,332	4,528	5,033	5,851

as revised	3,183	4,378	4,885	5,701
      We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share. We had a net loss from continuing operations

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the third quarter of fiscal 2004. In applying the treasury stock method for that period, we have not included the effect of stock options and awards in the denominator because the effect would be antidilutive. We excluded 542,000 shares of stock options and awards from the denominator for the third quarter of fiscal 2004.

Note 18.	Subsequent Events (unaudited)

Announced Plant Closure
      On October 4, 2005, we announced our decision to close our Marshville, North Carolina folding carton plant in the second quarter of fiscal 2006. In connection with the closing we incurred pre-tax restructuring and other costs of approximately $2.5 million for the quarter ended September 30, 2005, and expect to incur $0.8 million during the first quarter of fiscal 2006 and approximately $0.3 million in subsequent quarters. The restructuring costs include charges of approximately $2.5 million for equipment impairment. We also expect to incur operating costs of $0.5 million during the first quarter of fiscal 2006 and approximately $0.2 million in subsequent quarters, all of which are associated primarily with business interruption and inventory write-off. We estimate that approximately $2.7 million will be non-cash charges.

Increase in Receivables Facility
      On October 26, 2005, the Company increased the size of its receivables-backed financing facility from $75 to $100 million in large part due to the increase in receivables contributed by the GSPP Acquisition. The facility is scheduled to expire on October 25, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Rock-Tenn Company
      We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Rock-Tenn Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rock-Tenn Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
Rock-Tenn Company
      We have audited management’s assessment, included in Internal Control Over Financial Reporting Section of the accompanying Report of Management on Internal Control Over Financial Reporting, that Rock-Tenn Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Rock-Tenn Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the Internal Control over Financial Reporting section of the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of assets and liabilities of Gulf States’ Paperboard and Packaging operations (“Gulf States”) acquired on June 6, 2005, which is included in the 2005 consolidated financial statements of Rock-Tenn Company and constituted $573 million of total assets as of September 30, 2005, and $176 million of revenues for the year then ended. Our audit of internal control over financial reporting of Rock-Tenn Company also did not include an evaluation of the internal control over financial reporting of Gulf States.

      In our opinion, management’s assessment that Rock-Tenn Company and subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005, and our report dated December 14, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Atlanta, Georgia
December 14, 2005

ROCK-TENN COMPANY
REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
MAINTAINING ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING
Managements Responsibility for the Financial Statements
      The management of Rock-Tenn Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.
Internal Control Over Financial Reporting
      Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our company’s Board of Directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a Code of Business Conduct and Ethics for the Board of Directors that is applicable to all company Directors.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Rock-Tenn Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The scope of our efforts to comply with the Section 404 Rules with respect to fiscal 2005 included all of our operations other than those that we acquired in the June 6, 2005 acquisition of certain assets and liabilities of Gulf States Paper Corporation and certain of its related entities, substantially all of the assets of Gulf States Paperboard and Packaging operations (which we refer to as the “GSPP Acquisition”). In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with the Section 404 Rules with respect to fiscal 2005. Total assets as of September 30, 2005 and total revenues for the period ending September 30, 2005 were $573 million and $176 million, respectively. SEC rules require that we complete our assessment of the internal control over financial reporting of the GSPP operations within one year after the date of the GSPP Acquisition. Based on our assessment, excluding the operations discussed above, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2005.
      The Company’s independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. Ernst & Young LLP have audited and reported on the Consolidated Financial Statements of Rock-Tenn Company and subsidiaries, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report.

Audit Committee Responsibility
      The Audit Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders in January 2006.

james a. rubright,
Chairman and Chief Executive Officer

steven c. voorhees,
Executive Vice President and
Chief Financial Officer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable — there were no changes in and disagreements with accountants on accounting and financial disclosure.

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
      We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.
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
Internal Control Over Financial Reporting
      The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.
      The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.
      Management of the Company has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2005. In connection with such evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
      There have been no changes to our internal control over financial reporting that occurred since October 1, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications
      Our CEO and CFO have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K. In addition, on February 28, 2005, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 28, 2005. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION
      Not applicable.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The sections under the heading “Election of Directors” entitled “Nominees for Election — Term Expiring 2009,” “Incumbent Directors — Term Expiring 2007,” “Incumbent Directors — Term Expiring 2008,” “Committees of the Board of Directors — Audit Committee,” and “Codes of Business Conduct and Ethics — Code of Ethical Conduct for CEO and Senior Financial Officers,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 2006 are incorporated herein by reference for information on the directors of the Registrant. The section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006 is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
      The section under the heading “Election of Directors” entitled “Compensation of Directors” and the sections under the heading “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Aggregated Options Table,” and “Retirement Benefit Plans” and the information under the headings “Report on Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006 are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information under the heading “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2006 is incorporated herein by reference.

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

Dated: December 14, 2005

By:	/s/ JAMES A. RUBRIGHT

James A. Rubright
Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 14, 2005

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2005

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	December 14, 2005

/s/ J. HYATT BROWN J. Hyatt Brown	Director	December 14, 2005

/s/ ROBERT B. CURREY Robert B. Currey	Director	December 14, 2005

/s/ RUSSELL M. CURREY Russell M. Currey	Director	December 14, 2005

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	December 14, 2005

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	December 14, 2005

/s/ JOHN D. HOPKINS John D. Hopkins	Director	December 14, 2005

/s/ JAMES W. JOHNSON James W. Johnson	Director	December 14, 2005

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	December 14, 2005

/s/ JAMES E. YOUNG James E. Young	Director	December 14, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibits

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.3	—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

4.1	—	Credit Agreement dated as of June 6, 2005, among the Registrant; Rock-Tenn Company of Canada; Wachovia Bank, National Association and Bank of America, N.A., acting through its Canada branch, as the lenders; Wachovia Capital Markets, LLC, SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., and Banc of America Securities, as the joint book runners; Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as the joint lead arrangers; SunTrust Bank, as syndication agent; Bank of America, N.A., as documentation agent; and the following subsidiaries of Rock-Tenn Company, as guarantors: Rock-Tenn Converting Company, Waldorf Corporation, PCPC, Inc., Rock-Tenn Company, Mill Division, LLC, Rock-Tenn Packaging and Paperboard, LLC, Rock-Tenn Mill Company, LLC, Rock-Tenn Shared Services, LLC, Rock-Tenn Services Inc., Alliance Display, LLC, Rock-Tenn Packaging Company, Rock-Tenn Company of Texas, Rock-Tenn Partition Company, Rock-Tenn Real Estate, LLC, Ling Industries Inc., 9124-1232 Quebec Inc., Groupe Cartem Wilco Inc., Wilco Inc., and Ling Quebec Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).

*10.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).

*10.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

*10.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).

Exhibit
Number		Description of Exhibits

*10.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

*10.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

*10.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

*10.8	—	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 3, 2005).

*10.9	—	2005 Shareholder Value Creation Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.
Additional Exhibits.
      In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II
ROCK-TENN COMPANY
September 30, 2005

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses(1)	Other	Deductions	Period

	(In thousands)

Year ended September 30, 2005:

Allowance for Doubtful Accounts, Returns	$6,431	$18,610	$867	$(20,845)	$5,063

Reserve for Facility Closures and Consolidation	1,152	2,685	—	(2,194)	1,643

Year ended September 30, 2004:

Allowance for Doubtful Accounts, Returns	5,475	19,460	—	(18,504)	6,431

Reserve for Facility Closures and Consolidation	170	3,392	—	(2,410)	1,152

Year ended September 30, 2003:

Allowance for Doubtful Accounts, Returns	6,847	12,674	432	(14,478)	5,475

Reserve for Facility Closures and Consolidation	3,935	(853)	—	(2,912)	170

(1)	We recorded the reserves in this column in connection with plant closings and employee terminations, net of reversals of $35, $0, and $1,109 in fiscal 2005, 2004, and 2003, respectively.