Form 10-Q
period 2005-12-31
Rock-Tenn CO
filed 2006-02-09
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 5, 2006

Class A Common Stock, $0.01 par value	36,445,675

ROCK-TENN COMPANY
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004	1

Condensed Consolidated Balance Sheets at December 31, 2005 and September 30, 2005	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 6. Exhibits	24

Index to Exhibits	26
EX-10.1 AMENDED AND RESTATED CREDIT AND SECURITY AGREEMENT
EX-10.2 AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT
EX-10.3 AMENDMENT NO. 2 TO SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT
EX-10.4 AMENDED AND RESTATED SUPPLEMENTAL RETIREMENT SAVINGS PLAN
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I: FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net sales	$490,448	$385,817
Cost of goods sold	430,840	330,816

Gross profit	59,608	55,001
Selling, general and administrative expenses	57,178	45,801
Restructuring and other costs, net	970	476

Operating profit	1,460	8,724
Interest expense	(13,860)	(6,448)
Interest and other income	52	176
Income from unconsolidated joint venture	1,552	143
Minority interest in income of consolidated subsidiaries	(1,298)	(865)

Income (loss) before income taxes	(12,094)	1,730
Provision (benefit) for income taxes	(3,118)	1,248

Net income (loss)	$(8,976)	$482

Weighted average number of common and common equivalent shares outstanding	35,831	35,881

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.25)	$0.01

Cash dividends per common share	$0.09	$0.09

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Per Share Data)

	December 31,	September 30,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$16,495	$26,839
Accounts receivable (net of allowances of $5,766 and $5,063)	192,751	199,493
Inventories	196,650	201,965
Other current assets	42,107	30,484
Assets held for sale	5,082	3,435

Total current assets	453,085	462,216

Property, plant and equipment at cost:
Land and buildings	265,622	267,212
Machinery and equipment	1,292,525	1,287,505
Transportation equipment	10,524	10,473
Leasehold improvements	5,653	5,623

	1,574,324	1,570,813
Less accumulated depreciation and amortization	(701,706)	(685,808)

Net property, plant and equipment	872,618	885,005
Goodwill	349,187	350,941
Intangibles, net	66,338	67,992
Other assets	40,088	32,280

	$1,781,316	$1,798,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$96,720	$62,079
Accounts payable	114,274	116,423
Accrued compensation and benefits	44,096	50,887
Other current liabilities	54,442	49,821

Total current liabilities	309,532	279,210
Long-term debt due after one year	794,420	840,747
Hedge adjustments resulting from terminated interest rate derivatives or swaps	11,813	12,255

Total long-term debt, less current maturities	806,233	853,002
Accrued pension	110,931	106,767
Deferred income taxes	86,184	82,974
Other long-term liabilities	3,613	3,655
Commitments and contingencies (Note 12)
Minority Interest	17,455	16,604

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 36,417,342 and 36,280,164 shares outstanding at December 31, 2005 and September 30, 2005, respectively	364	363
Capital in excess of par value	164,678	162,408
Retained earnings	313,788	326,041
Accumulated other comprehensive loss	(31,462)	(32,590)

Total shareholders’ equity	447,368	456,222

	$1,781,316	$1,798,434

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	December 31,	December 31,
	2005	2004
Operating activities:
Net income (loss)	$(8,976)	$482
Items in income not affecting cash:
Depreciation and amortization	25,786	18,451
Deferred income taxes	3,935	1,177
Income tax benefit of employee stock options	—	125
Share-based compensation expense	723	400
Loss on disposal of plant and equipment and other, net	58	65
Minority interest in income of consolidated subsidiaries	1,298	865
Income from unconsolidated joint venture	(1,552)	(143)
Pension funding less than expense	4,301	3,349
Impairment adjustments and other non-cash items	—	(857)
(Gain) loss on foreign currency transactions	(66)	383
Change in operating assets and liabilities:
Accounts receivable	6,797	23,576
Inventories	5,351	(5,292)
Other assets	(6,307)	(3,469)
Accounts payable	(2,163)	(11,929)
Income taxes payable	(9,396)	(3,555)
Accrued liabilities	(2,484)	(1,239)

Net cash provided by operating activities	17,305	22,389

Investing activities:
Capital expenditures	(13,512)	(10,174)
Purchases of marketable securities	—	(89,560)
Maturities and sales of marketable securities	—	84,560
Cash paid for purchase of businesses, net of cash received	(18)	(75)
Proceeds from sale of property, plant and equipment	292	2,043

Net cash used for investing activities	(13,238)	(13,206)

Financing activities:
Additions to revolving credit facilities	58,243	—
Repayments to revolving credit facilities	(91,900)	—
Additions to debt	26,000	—
Repayments of debt	(3,934)	(6,104)
Debt issuance costs	(242)	(64)
Issuances of common stock	1,591	1,824
Excess tax benefits from share-based compensation	58	—
Cash dividends paid to shareholders	(3,277)	(3,222)
Distribution to minority interest	(525)	(525)

Cash used for financing activities	(13,986)	(8,091)
Effect of exchange rate changes on cash	(425)	205

Increase (decrease) in cash and cash equivalents	(10,344)	1,297
Cash and cash equivalents at beginning of period	26,839	28,661

Cash and cash equivalents at end of period	$16,495	$29,958

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2,418	$2,001
Interest, net of amounts capitalized	7,344	313
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2005
(Unaudited)
Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS” and GSD Packaging, LLC , which we refer to as “GSD.” We own 65% of RTS and conduct our interior packaging products business through RTS. We own 60% of GSD and conduct some of our folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to aggregated data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill. We exclude that data because the Aurora operation sells only converted products. All other references herein to other operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora recycled paperboard mill.
Note 1. Interim Financial Statements
Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2005 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2005 and 2004, our financial position at December 31, 2005 and September 30, 2005, and our cash flows for the three months ended December 31, 2005 and 2004.
We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Fiscal 2005 Form 10-K”).
The results for the three months ended December 31, 2005 are not necessarily indicative of results that may be expected for the full year.
We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.
Note 2. Summary of Significant Accounting Policies
For a discussion of our significant accounting policies, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of our Fiscal 2005 Form 10-K. As of the date hereof, there have been no significant developments with respect to significant accounting policies since September 30, 2005.
Note 3. New Accounting Standards
Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” issued in November 2004 was adopted by us on October 1, 2005 (“SFAS 151”). SFAS 151 requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and to base our allocation of fixed production overheads to the costs of conversion on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material effect on our condensed consolidated financial statements.
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on October 1, 2005, see “Note 8. Share-Based Compensation” below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net income (loss)	$(8,976)	$482
Foreign currency translation adjustment	(521)	8,131
Unrealized gain on derivative instruments, net of tax	1,649	236

Total other comprehensive income	1,128	8,367

Comprehensive income (loss)	$(7,848)	$8,849

The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates and the repatriation of a portion of the capital invested in our Canadian operations in the first quarter of fiscal 2006 at an exchange rate of 1.174. The numbers that follow are the Canadian dollar equivalent of one U.S. dollar. The first quarter of fiscal 2006 was impacted as the exchange rate moved to 1.1628 at December 31, 2005 from 1.1624 at September 30, 2005. The first quarter of fiscal 2005 was impacted as the exchange rate moved to 1.1995 at December 31, 2004 from 1.2614 at September 30, 2004.
Note 5. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Numerator:
Net income (loss)	$(8,976)	$482

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	35,831	35,318
Effect of dilutive stock options and restricted stock awards	—	563

Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions	35,831	35,881

Basic earnings (loss) per share:
Net income (loss) per share – basic	$(0.25)	$0.01

Diluted earnings (loss) per share:
Net income (loss) per share – diluted	$(0.25)	$0.01

Due to the net loss for the three months ended December 31, 2005, the assumed net exercise of stock options and restricted stock awards was excluded, as the effect would have been anti-dilutive. Options and restricted stock awards for 3.9 million and 0.5 million shares of common stock, respectively, were excluded because their effect was anti-dilutive. If we did not have a loss in the period, approximately 0.6 million shares of dilutive stock options and restricted stock awards would have been included in the denominator for the three months ended December 31, 2005.
Note 6. Acquisitions, Restructuring and Other Costs
Summary of Acquisitions
On June 6, 2005, we acquired from Gulf States Paper Corporation and certain of its related entities (“Gulf States”), substantially all of the assets of Gulf States’ Pulp and Paperboard and Paperboard Packaging (“GSPP”) operations and assumed certain of Gulf States’ related liabilities. We refer to this transaction collectively as the “GSPP Acquisition”. We have included the results of GSPP’s operations in our condensed consolidated financial statements since that date.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following unaudited pro forma information reflects our consolidated results of operations as if the GSPP Acquisition had taken place on October 1, 2004. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2005 nor is it necessarily indicative of future results. Pro forma information in the table below is for the three months ended December 31, 2004.

(In thousands, except per share data)
Net sales	$508,081

Net income	$1,765

Diluted earnings per common share	$0.05

Summary of Restructuring and Other Initiatives
On October 4, 2005, we announced the closure of our Marshville, North Carolina folding carton plant. We transferred the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of the equipment retired from service to its estimated fair value less cost to sell and have classified the facility and equipment as held for sale.
In the fourth quarter of fiscal 2005, we announced the closure of our Waco, Texas folding carton plant that we acquired as part of the GSPP Acquisition. We transferred the majority of the facility’s production to other plants. We classified the land and building as held for sale and we recorded a liability for $1.5 million primarily for severance and other employee related costs as part of the purchase.
In the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan paperboard mill. We transferred approximately one third of the production of this facility to our remaining mills and recognized an impairment charge to reduce the carrying value of the facility and certain equipment to its estimated fair value.
During the fourth quarter of fiscal 2003, we announced the closure of our Dallas, Texas, laminated paperboard products facility. We consolidated the operations of this plant into other existing facilities. We recognized an impairment charge to reduce the carrying value of the equipment retired from service to its estimated fair value less cost to sell. We have disposed of substantially all of this equipment and the facility is classified as held for sale.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the current quarter, the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in thousands):
Summary of Restructuring and Other Charges

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Other	Total
Dallas,	Current Qtr.	$—	$(1)	$—	$35	$—	$34
Paperboard	Fiscal 2006	—	(1)	—	35	—	34
	Cumulative	105	164	59	231	10	569
	Expected	105	164	59	281	10	619

Otsego,	Current Qtr.	—	(5)	53	53	(57)	44
Paperboard	Fiscal 2006	—	(5)	53	53	(57)	44
	Cumulative	14,549	1,943	788	821	78	18,179
	Expected	14,549	1,943	888	1,121	78	18,579

Waco,	Current Qtr.	(11)	—	123	—	—	112
Packaging	Fiscal 2006	(11)	—	123	—	—	112
Products	Cumulative	(11)	229	415	—	—	633
	Expected	(11)	229	440	150	100	908

Marshville,	Current Qtr.	—	471	5	—	—	476
Packaging	Fiscal 2006	—	471	5	—	—	476
Products	Cumulative	2,488	471	5	—	—	2,964
	Expected	2,488	546	30	200	225	3,489

Other	Current Qtr.	(22)	25	17	—	284	304
	Fiscal 2006	(22)	25	17	—	284	304
	Cumulative	(23)	26	16	—	285	304
	Expected	(23)	26	16	—	485	504

Totals	Current Qtr.	$(33)	$490	$198	$88	$227	$970

	Fiscal 2006	(33)	490	198	88	227	970

	Cumulative	17,108	2,833	1,283	1,052	373	22,649

	Expected	17,108	2,908	1,433	1,752	898	24,099

(a)	For purposes of the tables in this Note 6, we have defined “Net property plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.
Fiscal 2006
We recorded aggregate pre-tax restructuring and other costs of $1.0 million for the first quarter of fiscal 2006. We incurred pre-tax charges of $0.5 million at our Marshville facility primarily for severance and other employee costs. We recorded additional pre-tax charges aggregating $0.5 million primarily for GSPP transition costs and additional costs related to our Waco facility closure.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table represents a summary of the restructuring accrual and a reconciliation of the accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of operations for the three months ended December 31, 2005 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	December 31,
	2005	Charges	Payments	to Accrual	2005
Severance and other employee costs	$1,566	$449	$(391)	$(16)	$1,608
Other	77	—	—	(57)	20

Total restructuring	$1,643	$449	$(391)	$(73)	$1,628

Adjustment to accrual (see table above)		(73)
Severance and other employee costs		57
Facility carrying costs		88
Net property, plant and equipment		(33)
Equipment and inventory relocation		198
Other		284

Total restructuring and other costs		$970

The following table represents a summary of the restructuring accrual related to the costs to exit an activity of an acquired company. The reserve is for the Waco plant that was acquired as part of the GSPP Acquisition, as of December 31, 2005 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	December 31,
	2005	Charges	Payments	to Accrual	2005
Severance and other employee costs	$1,504	$—	$(1,149)	$—	$355

Fiscal 2005
We recorded aggregate pre-tax restructuring and other costs of $0.5 million for the first quarter of fiscal 2005. We incurred pre-tax charges of $0.9 million at our St. Paul facility primarily for severance and other employee costs, pre-tax charges of $0.4 million for closure costs at our Otsego facility, and a $0.7 million gain from the sale of our Wright City laminated paperboard plant.
The following table represents a summary of the restructuring accrual and a reconciliation of the accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of operations for the three months ended December 31, 2004 (in thousands):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	December 31,
	2004	Charges	Payments	to Accrual	2004
Severance and other employee costs	$1,029	$785	$(590)	$(93)	$1,131
Other	123	—	—	(80)	43

Total restructuring	$1,152	$785	$(590)	$(173)	$1,174

Adjustment to accrual (see table above)		(173)
Net property, plant and equipment		(878)
Severance and other employee costs		268
Equipment and inventory relocation		181
Facility carrying costs		197
Tax restructuring project		59
Other		37

Total restructuring and other costs		$476

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7. Tax Provision
The first quarter of fiscal 2006 includes deferred income tax expense of $1.4 million from a tax law change in Quebec. The first quarter of fiscal 2005 tax provision is higher then normal due to an adjustment of $0.6 million related to the acquisition of the Athens corrugator. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004.
Note 8. Share-Based Compensation
We maintain a share-based compensation plan which allows for the issuance of nonqualified stock options and restricted shares. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a discounted price. Prior to fiscal year 2006, we accounted for the plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the income statement under APB 25. Effective October 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. We chose the modified prospective method of adoption in which we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period that has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of FASB Statement No. 123”, for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. Also during the current quarter, in accordance with the modified prospective transition method, we eliminated its balance of Deferred Compensation, which represented unrecognized compensation cost for restricted stock awards. Financial statements for prior periods have been restated.
FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The only share-based compensation that was recognized in our financial statements prior to adoption of FAS 123(R) was related to grants of restricted stock. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of FAS 123(R) related to the restricted shares was not material.
For the pro forma information regarding net income and earnings per share we recognize compensation cost over the explicit service period (up to the date of actual retirement). Upon adoption of SFAS 123(R), we are required to recognize compensation cost over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123(R). Awards outstanding prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit service period. Had we followed the nonsubstantive vesting provisions of Statement 123(R), the impact on pro forma net income and pro forma diluted earnings per share would have been de minimis.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following disclosure shows what our net income (loss) and earnings per share would have been using the fair value compensation model under SFAS 123(R):

Three Months
Ended
December 31, 2004
Net income, as reported	$482
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	248
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(882)

Pro forma net loss	$(152)

Earnings per share:
Basic – as reported	$0.01

Basic – pro forma	$0.00

Diluted – as reported	$0.01

Diluted – pro forma	$0.00

We estimate, at the date of grant, the fair values for the options we granted using a Black-Scholes option pricing model. During the three months ended December 31, 2005 and 2004, there were no new grants of stock options.
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
The table below summarizes the changes in all stock options during the three months ended December 31, 2005:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at September 30, 2005	3,986,103	$13.90
Granted	—	—
Exercised	(52,000)	11.14
Expired	(22,767)	16.71
Forfeited	(2,000)	14.01

Outstanding at December 31, 2005	3,909,336	$13.92	5.8 years	$54,401

Exercisable at December 31, 2005	3,664,337	$13.90	5.7 years	$50,925

Our results of operations in the first quarter of fiscal 2006, includes $0.1 million (net of $0.1 million in income taxes) of compensation expense for stock options. The aggregate intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $0.1 million and $0.3 million, respectively. As of December 31, 2005, there was $0.2 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a period of 2.25 years.
SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of approximately $0.1 million were included in cash provided by financing activities for the quarter ended December 31, 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
There were no grants, forfeitures, or vesting of restricted stock awards during the first quarter of fiscal 2006. As of December 31, 2005, we had 508,831 unvested restricted shares outstanding with a weighted average fair value of $13.55. There was approximately $3.3 million of unrecognized compensation cost related to these unvested restricted shares that will be recognized over a weighted average remaining contractual life of 8.15 years. Unless vested (pursuant to net income performance criteria) or forfeited (e.g., by termination of employment) at an earlier date, the awards of restricted common stock will vest in one-third annual increments beginning on the third year from the date of grant and may not be transferred before they are vested. The restricted stock awards granted to employees in fiscal 2005 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on March 31, 2006, for net income growth as compared to the base period (the 12 months ended March 31, 2005) of at least 20% during the 12 months ending March 31, 2006 (including excess amounts from subsequent periods); (2) another one-third on March 31, 2007, for net income growth as compared to the base period of at least 32% during the 12 months ending on March 31, 2007 (including excess amounts from prior or subsequent periods); and (3) the final one-third on March 31, 2008, for net income growth as compared to the base period of at least 45.2% during the 12 months ending on March 31, 2008 (including excess amounts from prior periods). The restricted stock awards granted to employees in fiscal 2004 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on March 31, 2005, for net income growth as compared to the base period (the 12 months ended March 31, 2004) of at least 10% during the 12 months ending March 31, 2005 (including excess amounts from subsequent periods); (2) another one-third on March 31, 2006, for net income growth as compared to the base period of at least 21% during the 12 months ending on March 31, 2006 (including excess amounts from prior or subsequent periods); and (3) the final one-third on March 31, 2007, for net income growth as compared to the base period of at least 33.1% during the 12 months ending on March 31, 2007 (including excess amounts from prior periods). The restricted stock awards granted to employees in fiscal 2003 and 2002 are also subject to earlier vesting upon satisfaction of specified performance criteria. The shares subject to these restricted stock awards will vest early as follows: (1) one-third on the first March 31 after the award date for net income growth as compared to the base period (12 months ended March 31 of the fiscal year including the award date) in excess of 15% during 12 months ending on the first March 31 after the award date (including excess amounts from subsequent periods); (2) another one-third on the second March 31 after the award date for net income growth as compared to the base period in excess of 32.5% during 12 months ending on the second March 31 after the award date (including excess amounts from prior or subsequent periods); and (3) the final one-third on the third March 31 after the award date for net income growth as compared to the base period in excess of 52% during 12 months ending on the third March 31 after the award date (including excess amounts from prior periods). The measurement date for the fiscal periods that follow is March 31. The early vesting provisions related to fiscal 2003 for the restricted stock a wards granted in fiscal 2002 and 2001 have not yet been satisfied. The early vesting provisions related to fiscal 2004 for the restricted stock awards granted in fiscal 2003, 2002 and 2001 have not yet been satisfied. The early vesting provisions related to fiscal 2005 for the restricted stock awards granted in fiscal 2004 and 2003 have not yet been satisfied.
Employee Stock Purchase Plan
Under the Amended and Restated 1993 Employee Stock Purchase Plan (the “Plan”), shares of common stock are reserved for purchase by substantially all of our qualifying employees. In January 2004, our board of directors amended the Plan to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 3,320,000 shares of common stock. During the three months ended December 31, 2005, employees purchased approximately 85,000 shares under the Plan. We recognized $0.2 million in expense relating to the plan. As of December 31, 2005, 489,000 shares of common stock were available for purchase under this plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9. Inventories
We state substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at the lower of cost or market and determine cost using methods that approximate cost computed on a first-in, first-out (“FIFO”) basis. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs.
Inventories were as follows (in thousands):

	December 31,	September 30,
	2005	2005
Finished goods and work in process	$125,135	$134,144
Raw materials	65,401	59,905
Supplies and spare parts	31,676	30,735

Inventories at FIFO cost	222,212	224,784
LIFO reserve	(25,562)	(22,819)

Net inventories	$196,650	$201,965

Note 10. Debt
The following were individual components of debt (in thousands):

	December 31,	September 30,
	2005	2005
Face value of 5.625% notes due March 2013, net of unamortized discount of $182 and $188	$99,818	$99,812
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2,305	2,374

	102,123	102,186

Face value of 8.20% notes due August 2011, net of unamortized discount of $382 and $399	249,618	249,601
Hedge adjustments resulting from terminated interest rate derivatives or swaps	9,508	9,881

	259,126	259,482

Term debt (a)	250,000	250,000

Revolving credit facility (a)	182,344	216,000

Receivables-backed financing facility (b)	77,200	55,000
Industrial development revenue bonds, bearing interest at variable rates (5.35% at December 31, 2005, and 4.30% at September 30, 2005), due through October 2036	30,120	30,120
Other notes	2,040	2,293

	902,953	915,081

Less total current portion of debt	96,720	62,079

Long-term debt due after one year	$806,233	$853,002

The following were the aggregate components of debt (in thousands):

Face value of debt instruments, net of unamortized discounts	$891,140	$902,826
Hedge adjustments resulting from terminated interest rate derivatives or swaps	11,813	12,255

	$902,953	$915,081

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
For a discussion of certain of our debt characteristics see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2005 Form 10-K. Other than the items noted below, there have been no significant developments.

(a)	The Senior Credit Facility includes revolving credit, swing, and term loan facilities in the aggregate principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. At December 31, 2005, we had aggregate outstanding letters of credit under this facility of approximately $44 million. At December 31, 2005, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $68 million. The applicable margin for determining the interest rate applicable to Base Rate Loans ranges from 0.000% to 0.750% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. The applicable percentage for determining the facility commitment fee ranges from 0.175% to 0.400% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. At December 31, 2005, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.75% and 0.75%, respectively. At September 30, 2005, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.50% and 0.50%, respectively. The facility commitment fee at December 31, 2005 and September 30, 2005 was 0.40% and 0.325% of the unused amount, respectively.

(b)	On October 26, 2005, we increased the receivables-backed financing facility (“Receivables Facility”) from $75.0 to $100.0 million. The new facility is scheduled to expire on October 25, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At December 31, 2005, we had drawn the maximum available under this facility. The borrowing rate, which consisted of a daily commercial paper rate plus a fee for the used portion of the facility, was 4.63% as of December 31, 2005. The borrowing rate at September 30, 2005 was 4.10%.
Interest on our 8.20% notes due August 2011 is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 is payable in arrears each September and March. Our August 2011 and March 2013 notes are unsecured facilities. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Three of our Canadian subsidiaries had revolving credit facilities with Canadian banks. The facilities provided borrowing availability of up to $10.0 million Canadian. At September 30, 2005, and at the time we terminated these facilities in December 2005, there were no amounts outstanding under these facilities.
Interest Rate Swaps
We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In June and September 2005, we entered into $350.0 million notional amount and $75.0 million notional amount of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. The amount of ineffectiveness recorded in the results of operations for the three month periods ended December 31, 2005 and 2004 was minimal. The fair value of the swaps was a deferred gain of $7.5 million at December 31, 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 11. Retirement Plans
The following table represents a summary of the components of net pension cost (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Service cost	$2,326	$2,055
Interest cost	4,550	4,264
Expected return on plan assets	(4,966)	(4,668)
Amortization of prior service cost	29	(188)
Amortization of net loss	1,964	1,822
Pension curtailment income	—	(58)

Company defined benefit plan expense	3,903	3,227
Multi-employer plans for collective bargaining employees	133	124

Net pension cost	$4,036	$3,351

During the three months ended December 31, 2005 and 2004, we made no voluntary contributions to our five defined benefit pension plans. We have no required minimum contributions for fiscal 2006. We currently expect to contribute approximately $35 million to our pension plans over the next two fiscal years.
The Supplemental Executive Retirement Plan (“SERP”) is designed to supplement a participant’s benefit under our pension plan for a relatively small number of participants. In November 2005 the plan was amended to provide that the benefit will be paid as a lump sum for participants whose employment terminates on or after November 11, 2005.
The Supplemental Retirement Savings Plan was modified in the first quarter of fiscal 2006 to include a subplan covering certain highly compensated employees who have their contributions to their 401K plan restricted due to the nondiscrimination testing results. Eligible subplan participants can contribute up to a designated unmatched dollar amount on a pre-tax basis.
Note 12. Commitments and Contingencies
Environmental and Other Matters
We are subject to various federal, state, local and foreign environmental laws and regulations, including, among others, CERCLA, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the US Environmental Protection Agency. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.
We believe that future compliance with these environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows. However, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any such impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows. See “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2005 Form 10-K.
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
We have been identified as a potentially responsible party (“PRP”) at 10 active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these ten sites:
•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of eight sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:
•	With respect to each of six sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

•	With respect to each of two sites, we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.
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
We have made the following guarantees to unconsolidated third parties as of December 31, 2005:
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
Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002, the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of the agreements that were issued or modified after December 31, 2002, our specified maximum aggregate potential liability on an undiscounted basis is approximately $6.0 million, other than with respect to certain specified liabilities, including liabilities relating to environmental matters, with respect to which there is no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
Insurance Placed with Kemper
During fiscal years 1985 through 2002, Kemper Insurance Companies/Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. If Kemper is ultimately unable to pay such liabilities, we believe the range of our liability is between approximately $0 and $4 million and we are unable to estimate the liability more specifically because of the factors described above. There can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.
Note 13. Segment Information
The following table shows certain operating data for our three segments (in thousands). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses. These items include restructuring and other costs and certain corporate expenses.

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net sales (aggregate):
Packaging Products	$301,086	$221,764
Merchandising Displays	75,396	79,510
Paperboard	187,666	128,703

Total	$564,148	$429,977

Less net sales (intersegment):
Packaging Products	$(430)	$(811)
Merchandising Displays	(1,339)	(1,169)
Paperboard	(71,931)	(42,180)

Total	$(73,700)	$(44,160)

Net sales (unaffiliated customers):
Packaging Products	$300,656	$220,953
Merchandising Displays	74,057	78,341
Paperboard	115,735	86,523

Total	$490,448	$385,817

Segment income:
Packaging Products	$6,817	$5,274
Merchandising Displays	3,188	2,688
Paperboard	(992)	4,354

Total segment income	9,013	12,316

Restructuring and other costs, net	(970)	(476)
Other non-allocated expenses	(5,031)	(2,973)
Interest expense	(13,860)	(6,448)
Interest and other income	52	176
Minority interest in income of consolidated subsidiary	(1,298)	(865)

Income (loss) before income taxes	$(12,094)	$1,730

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2005 Form 10-K, which we filed with the SEC on December 19, 2005. The table in “Note 13. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our three segments.
Overview
We expected the first quarter of fiscal 2006 results to be materially lower than the first quarter of last year. The decline in earnings per share was primarily due to the increase in natural gas prices following Hurricane Katrina. Higher energy costs, primarily in our paperboard mills, reduced operating income by $10.7 million or $0.18 per diluted shared. Our annual maintenance shutdown at our bleached paperboard mill during the quarter reduced our quarterly earnings and has the effect of amplifying the seasonal weakness of our first quarter. Operating income was reduced by our Waco, Texas and Marshville, North Carolina folding carton facilities losses that were incurred while they were in the process of closure, and by increased Sarbanes-Oxley compliance costs and audit fees. Losses in the quarter also include deferred income tax expense of $1.4 million due to a tax law change in Quebec. Partially offsetting these items were lower fiber prices and improved performance in our businesses, including the synergies we continue to capture from the GSPP Acquisition.
In the first quarter of fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Our results of operations in the first quarter of fiscal 2006 include $0.3 million of compensation expense for stock options and our employee stock purchase plan. We expect the expense for these items in fiscal 2006 to be approximately $1.0 million.
Our Net Debt (is hereinafter defined) was $874.6 million and we are ahead of our expectations for debt reduction after the GSPP Acquisition.
First Quarter Operations
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2005	$385.8	$394.4	$424.6	$528.7	$1,733.5
2006	$490.4
% Change	27.1%
Net sales in the first quarter of fiscal 2006 increased 27.1% to $490.4 million compared to $385.8 million in the first quarter of fiscal 2005 primarily due to the GSPP Acquisition. Excluding the $116.7 million of net sales from the acquired assets, our sales declined by 3.1%, primarily due to lower display sales.
Cost of Goods Sold

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2005	$330.8	$336.0	$352.8	$439.6	$1,459.2
(% of Net Sales)	85.7%	85.2%	83.1%	83.2%	84.2%
2006	$430.8
(% of Net Sales)	87.8%

Cost of goods sold increased to $430.8 million in the first quarter of fiscal 2006 from $330.8 in the prior year first quarter primarily due to the GSPP Acquisition and higher energy costs. The increase in energy costs, adjusted for volume was $10.7 million. These costs were partially offset by lower fiber costs of $3.4 million. Excluding amounts attributable to the GSPP Acquisition, freight costs increased $2.2 million, workers’ compensation expense and pension expense increased $0.6 million each, and group insurance expense decreased $0.8 million during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. We have foreign currency transaction risk primarily due to our operations in Canada. The impact of foreign currency transaction risk in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 decreased costs of goods sold by $0.4 million.
Selling, General and Administrative Expenses

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2005	$45.8	$47.9	$49.9	$61.3	$204.9
(% of Net Sales)	11.9%	12.1%	11.8%	11.6%	11.8%
2006	$57.2
(% of Net Sales)	11.7%
Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales to 11.7% in the first quarter of fiscal 2006 from 11.9% in first quarter of fiscal 2005 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $11.4 million higher than in the prior year first quarter primarily as a result of SG&A from the GSPP locations we acquired, the third party costs we incurred to comply with Sarbanes-Oxley compliance including increased audit fees, which were approximately $1.4 million, increased bonus expense of $1.1 million, and increased amortization expense of $0.9 million from the GSPP Acquisition.
Restructuring and Other Costs
We recorded aggregate pre-tax restructuring and other costs of $1.0 million and $0.5 million in the first quarter of fiscal 2006 and 2005, respectively. We discuss these charges in more detail in “Note 6. Acquisitions, Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Unconsolidated Joint Venture
During the quarter ended December 31, 2005, our Seven Hills joint venture reported income of $1.6 million compared to income of $0.1 million for the same quarter last year. The increase in the first quarter of fiscal 2006 represents a one-time adjustment of $1.2 million to record the impact of the arbitrator’s final ruling with respect to certain services that we rendered to Seven Hills. These items were reserved by us at September 30, 2005; therefore the net impact to our condensed consolidated statement of operations was income of $0.1 million.
Interest Expense
Interest expense for the first quarter of fiscal 2006 increased $7.4 million to $13.9 million from $6.4 million for the same quarter last year due primarily to our increased debt levels following the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $6.7 million and higher interest rates, net of swaps, increased interest expense by approximately $0.7 million.
Minority Interest
Minority interest in income of our consolidated subsidiary for the first quarter of fiscal 2006 increased 50.1% to $1.3 million from $0.9 million in the first quarter of fiscal 2005. The increase was primarily due to the acquisition of our 60% ownership share in GSD as part of the GSPP Acquisition.
Provision for Income Taxes
We recorded an income tax benefit of $3.1 million for the first quarter of fiscal 2006 compared to income tax expense of $1.2 million for the same quarter last year. The benefit we recorded in the current year quarter was primarily due to the loss we recorded in the period. The first quarter of fiscal 2006 benefit was partially offset by deferred income tax expense of $1.4 million from a tax law change in Quebec. The first quarter of fiscal 2005 tax provision is higher than normal due to an adjustment of $0.6 million related to the acquisition of the Athens corrugator. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004. We estimate that the annual marginal effective income tax rate as of the quarter ended December 31, 2005, was approximately 38%.
Net Income (Loss)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2005	$0.5	$0.2	$12.0	$4.9	$17.6
(% of Net Sales)	0.1%	0.1%	2.8%	0.9%	1.0%
2006	$(9.0)
(% of Net Sales)	(1.8)%
Net income (loss) in the first quarter of fiscal 2006 and 2005 included pre-tax restructuring and other costs of $1.0 million and $0.5 million, respectively. The first quarter of fiscal 2006 and 2005 included additional income tax expense of $1.4 million and $0.6 million, respectively.
Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$221.8	$5.3	2.4%
Second Quarter	218.8	5.7	2.6
Third Quarter	239.2	10.6	4.5
Fourth Quarter	314.2	11.8	3.7

Fiscal 2005	$994.0	$33.4	3.4%

First Quarter Fiscal 2006	$301.1	$6.8	2.3%

Net Sales (Packaging Products Segment)
The 35.8% increase in net sales for the Packaging Products segment for the first quarter of fiscal 2006 compared to the prior year first quarter was primarily due to additional sales related to the GSPP Acquisition. Excluding the GSPP sales, net sales for the packaging products segment were down due primarily to the loss of a portion of the sales from folding carton facilities we have closed in the past year.
Operating Income (Packaging Products Segment)
Operating income of the Packaging Products segment for the quarter ended December 31, 2005 increased 29.3% compared to the prior year first quarter primarily due to the earnings from the Gulf States plants we acquired in the GSPP Acquisition. The integration of the GSPP plants with our folding operations has proceeded well and we are just beginning to benefit from operating synergies. Return on sales was relatively unchanged despite increased freight costs of $1.1 million and increased material costs. Operating income was also reduced by pre-tax operating losses of $1.1 million at our Waco and Marshville folding carton facilities that were closed in the first quarter of fiscal 2006.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$79.5	$2.7	3.4%
Second Quarter	86.1	4.8	5.6
Third Quarter	83.5	6.4	7.7
Fourth Quarter	84.7	7.2	8.5

Fiscal 2005	$333.8	$21.1	6.3%

First Quarter Fiscal 2006	$75.4	$3.2	4.2%

Net Sales (Merchandising Displays Segment)
The 5.2% decrease in net sales for the Merchandising Displays segment for the first quarter of fiscal 2006 compared to the prior year first quarter was primarily from lower display sales due to decreased promotional orders from some of our largest customers.
Operating Income (Merchandising Displays Segment)
Operating income attributable to the Merchandising Displays segment for the first quarter of fiscal 2006 increased 18.6% compared to the prior year first quarter despite lower sales due to margin improvement and a favorable sales mix. The benefit from margin improvement and sales mix exceeded the increased cost of higher energy, freight and bad debt.
Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	SBSK Pulp
	Net Sales	Operating		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped (b)	Shipped (b)	Price (c)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467
Second Quarter	131.8	3.6	2.8	209.7	45.2	n/a	n/a	472
Third Quarter	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491
Fourth Quarter	199.9	16.0	8.0	209.7	44.8	84.2	23.1	523

Fiscal 2005	$615.4	$31.6	5.1%	841.6	177.5	110.9	30.0	$492

First Quarter Fiscal 2006	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$522

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills, our joint venture with Lafarge.

(b)	Bleached paperboard and southern bleached softwood kraft (“SBSK”) pulp tons shipped begin in June 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and southern bleached softwood kraft pulp.
Net Sales (Paperboard Segment)
Our Paperboard segment net sales in the first quarter of fiscal 2006 increased 45.8% compared to the first quarter of fiscal 2005 due to the GSPP Acquisition. In our paperboard business, average recycled paperboard prices and recycled paperboard tons shipped were relatively unchanged compared to the same period last year.

Operating Income (Paperboard Segment)
Operating income attributable to the Paperboard segment for the first quarter of fiscal 2006 decreased $5.3 million to a loss of $1.0 million in the first quarter of fiscal 2006 compared to income of $4.4 million in the prior year first quarter despite the increased net sales discussed above. We expected the first quarter of fiscal 2006 results to be materially lower than the first quarter of last year primarily due to the spike in natural gas prices following Hurricane Katrina. Higher energy costs in the segment reduced operating income by approximately $9.9 million, including energy at our bleached paperboard mill. Our bleached paperboard mill we acquired in the GSPP Acquisition had its annual maintenance shutdown during the quarter which kept the mill from contributing in a significant manner. In our recycled paperboard mills, the cost of recycled fiber, chemicals and freight aggregated to reduce costs by $2.7 million from the same period last year. Our recycled paperboard mills operated at 91% of capacity, down from 92% in first quarter of fiscal 2005.
Liquidity and Capital Resources
Working Capital and Capital Expenditures
We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities; borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.
Cash and cash equivalents was $16.5 million at December 31, 2005, compared to $26.8 million at September 30, 2005, an aggregate decrease of $10.3 million. Our debt balance at December 31, 2005 was $903.0 million compared to $915.1 million on September 30, 2005, a decrease of $12.1 million. Our debt exposes us to changes in interest rates. We use swap instruments to manage the interest rate characteristics of our outstanding debt. In June and September 2005, we entered into $350.0 million and $75.0 million of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. We financed the GSPP Acquisition primarily with debt. We have established a goal to reduce our Net Debt by $180.0 million by September 2007. For this goal, we assumed our debt would equal our March 31, 2005, Net Debt of $396.3 million plus the purchase price of $552.2 million and that we would reduce our Net Debt to $768.5 million by September 2007. Our actual Net Debt at December 31, 2005 was $874.6 million, implying that we reduced pro forma Net Debt by $73.9 million. We are ahead of our expectations for debt reduction after the GSPP Acquisition.
We have a Senior Credit Facility that includes revolving credit and term loan facilities in the aggregate principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010, and includes certain restrictive covenants. We had $250.0 million outstanding under our term loan facility at both December 31, 2005 and September 30, 2005. At December 31, 2005, we had aggregate outstanding letters of credit under this facility of approximately $44 million. At December 31, 2005, due to the covenants in the Senior Credit Facility, maximum available borrowings under this facility were approximately $68 million. In October 2005, we increased our 364-day receivables-backed financing facility from $75.0 million to $100.0 million. It is scheduled to expire on October 25, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At December 31, 2005, we had drawn the maximum available under this facility. At December 31, 2005 and September 30, 2005, we had $77.2 million and $55.0 million, respectively, outstanding under our receivables-backed financing facility. At December 31, 2005 and September 30, 2005, we had $182.3 million and $216.0 million, respectively, outstanding under our revolving credit facility that is part of our Senior Credit Facility.
Net cash provided by operating activities for the first quarter of fiscal 2006 was $17.3 million and $22.4 million in the first quarter of fiscal 2005. The decrease was primarily due to the net loss recorded in the first quarter of fiscal 2006 as well as the creation of tax receivables.
Net cash used for investing activities was $13.2 million in the first quarter fiscal 2006 compared to $13.2 million in the first quarter of fiscal 2005. Net cash used for investing activities in fiscal 2006 consisted primarily of the $13.5 million of capital expenditures. Net cash used for investing activities in fiscal 2005 consisted primarily of $10.2 million of capital expenditures, net purchases of marketable securities of $5.0 million, which were partially offset by proceeds from the sale of property, plant and equipment of $2.0 million, primarily from previously idled facilities and equipment.
Net cash used for financing activities was $14.0 million in first quarter of fiscal 2006 and $8.1 million in the first quarter of fiscal 2005. In fiscal 2006 and 2005, net cash used for financing activities consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of common stock.
Our capital expenditures aggregated $13.5 million in the first quarter of fiscal 2006. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $65 million in fiscal 2006. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital.
As a result of the step-up in the tax basis of the Gulf States fixed assets and the future tax depreciation from these assets, we do not anticipate paying any U.S. federal income taxes in fiscal 2006.
We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of current portion of long term debt for the foreseeable future from cash generated from operations, borrowings under our Senior Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.
In October 2005 and January 2006, our board of directors approved a resolution to pay our quarterly dividend of $0.09 per share, indicating an annualized dividend of $0.36 per year, on our common stock.
Contractual Obligations
For a discussion of contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” section in our Fiscal 2005 Form 10-K. There have been no material developments with respect to contractual obligations.
New Accounting Standards
See “Note 3. New Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Non-GAAP Measures
We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above a financial measure that was not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measure, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
Net Debt
We have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated and existing interest rate derivatives or swaps, the balance of our cash and cash equivalents and certain other investments that we consider to be readily available to satisfy such debt obligations.

Our management uses Net Debt, along with other factors, to evaluate our financial condition. We believe that Net Debt is an appropriate supplemental measure of financial condition because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-Term Debt, Less Current Maturities (in thousands):

	December 31,	September 30,	March 31,
	2005	2005	2005
Total Current Portion of Debt	$96,720	$62,079	$75,090
Total Long-Term Debt, Less Current Maturities	806,233	853,002	390,691

	902,953	915,081	465,781
Less: Hedge Adjustments Resulting From
Terminated Interest Rate Derivatives or Swaps	(11,813)	(12,255)	(18,702)
Less: Hedge Adjustments Resulting From
Existing Interest Rate Derivatives or Swaps	—	—	8,937

	891,140	902,826	456,016
Less: Cash and Cash Equivalents	(16,495)	(26,839)	(28,505)
Less: Investment in Marketable Securities	—	—	(31,230)

Net Debt	$874,645	$875,987	$396,281

Forward-Looking Statements
Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2006; the cost and other effects of complying with governmental laws and regulations and the timing of such costs, including those required under the Sarbanes-Oxley Act of 2002; income tax rates; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our acquisition of the GSPP business and our ability to realize expected synergies from the GSPP Acquisition; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2005 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2005 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II: OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
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

ROCK-TENN COMPANY
(Registrant)

Date: February 9, 2006	By:	/s/ Steven C. Voorhees

Steven C. Voorhees
Executive Vice President & Chief Financial Officer
(Principal Financial Officer, Chief Accounting
Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 2.1	Asset Purchase Agreement dated as of April 28, 2005 among the Registrant, Gulf States Paper Corporation, a Delaware corporation, Rock-Tenn Packaging and Paperboard, LLC, a Georgia limited liability company, GSPC Enterprises, Inc., a Delaware corporation, Gulf States-Texas, L.L.C., a Delaware limited liability company, and Gulf States-Texas, L.P., a Delaware limited partnership (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; however the Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or other attachment to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). Amendment No. 1 to Asset Purchase Agreement dated as of June 5, 2005 among the parties to the Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003)

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2

Exhibit 10.1	Amended and Restated Credit and Security Agreement dated as of October 26, 2005 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Liquidity Banks from time to time party hereto, SunTrust Capital Markets, Inc., as TPF Agent and a Co-Agent and Wachovia Bank, National Association, as Blue Ridge Agent, a Co-Agent and Administrative Agent.

Exhibit 10.2	Amended and Restated Receivables Sale Agreement dated as of October 26, 2005 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, as Originators, and Rock-Tenn Financial, Inc., as Buyer.

Exhibit 10.3*	Amendment to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005.

Exhibit 10.4*	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

Additional Exhibits.
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.