Form 10-Q
period 2006-03-31
Rock-Tenn CO
filed 2006-05-09
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2006

Class A Common Stock, $0.01 par value	36,594,293

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$529.7	$394.4	$1,020.1	$780.2
Cost of goods sold	440.5	336.0	871.3	666.8

Gross profit	89.2	58.4	148.8	113.4
Selling, general and administrative expenses	62.0	47.9	119.1	93.7
Restructuring and other costs, net	3.5	2.7	4.5	3.2

Operating profit	23.7	7.8	25.2	16.5
Interest expense	(13.9)	(6.8)	(27.8)	(13.2)
Interest and other income (loss)	0.6	(0.1)	0.6	0.1
Income (loss) from unconsolidated joint venture	(0.2)	0.2	1.4	0.3
Minority interest in income of consolidated subsidiaries	(1.8)	(0.7)	(3.1)	(1.6)

Income (loss) before income taxes	8.4	0.4	(3.7)	2.1
Provision for income taxes	3.2	0.2	0.1	1.4

Net income (loss)	$5.2	$0.2	$(3.8)	$0.7

Weighted average number of common and common equivalent shares outstanding	36.7	35.9	35.9	35.9

Basic earnings (loss) per share:
Net income (loss)	$0.15	$0.01	$(0.10)	$0.02

Diluted earnings (loss) per share:
Net income (loss)	$0.14	$0.01	$(0.10)	$0.02

Cash dividends per common share	$0.09	$0.09	$0.18	$0.18

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	March 31,	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$8.1	$26.8
Accounts receivable (net of allowances of $5.1 and $5.1)	203.6	199.5
Inventories	208.5	202.0
Other current assets	42.2	30.5
Assets held for sale	5.0	3.4

Total current assets	467.4	462.2

Property, plant and equipment at cost:
Land and buildings	265.9	267.2
Machinery and equipment	1,291.7	1,287.5
Transportation equipment	10.8	10.5
Leasehold improvements	5.6	5.6

	1,574.0	1,570.8
Less accumulated depreciation and amortization	(712.6)	(685.8)

Net property, plant and equipment	861.4	885.0
Goodwill	352.8	350.9
Intangibles, net	64.9	68.0
Other assets	36.5	32.3

	$1,783.0	$1,798.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$92.8	$62.1
Accounts payable	142.4	116.4
Accrued compensation and benefits	53.8	50.9
Other current liabilities	49.1	49.8

Total current liabilities	338.1	279.2
Long-term debt due after one year	761.9	840.7
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	11.4	12.3

Total long-term debt, less current maturities	773.3	853.0
Accrued pension	106.2	106.8
Deferred income taxes	90.8	83.0
Other long-term liabilities	3.7	3.6
Commitments and contingencies (Note 12) Minority interest	18.9	16.6

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 36,548,626 and 36,280,164 shares outstanding at March 31, 2006 and September 30, 2005, respectively	0.4	0.4
Capital in excess of par value	166.7	162.4
Retained earnings	315.7	326.0
Accumulated other comprehensive loss	(30.8)	(32.6)

Total shareholders’ equity	452.0	456.2

	$1,783.0	$1,798.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2006	2005
Operating activities:
Net income (loss)	$(3.8)	$0.7
Items reconciling net income (loss) to cash provided by operating activities:
Depreciation and amortization	51.7	37.0
Deferred income taxes	7.3	(0.4)
Income tax benefit of employee stock options	—	0.1
Share-based compensation expense	1.5	0.7
Loss on disposal of plant and equipment and other, net	0.1	0.1
Minority interest in income of consolidated subsidiaries	3.1	1.6
Income from unconsolidated joint venture	(1.4)	(0.3)
Proceeds from termination of interest rate swaps	9.9	—
Pension funding (more) less than expense	(0.3)	7.6
Impairment adjustments and other non-cash items	1.8	(0.1)
(Gain) loss on foreign currency transactions	(0.1)	0.4
Change in operating assets and liabilities:
Accounts receivable	(5.6)	17.0
Inventories	(4.9)	(0.4)
Other assets	(7.2)	(4.3)
Accounts payable	26.0	(10.4)
Income taxes payable	(11.0)	(2.2)
Accrued liabilities	1.3	(10.5)

Net cash provided by operating activities	68.4	36.6

Investing activities:
Capital expenditures	(27.1)	(22.4)
Purchases of marketable securities	—	(175.3)
Maturities and sales of marketable securities	—	172.3
Cash paid for purchase of businesses, net of cash received	(7.8)	(0.1)
Proceeds from sale of property, plant and equipment	0.8	2.5

Net cash used for investing activities	(34.1)	(23.0)

Financing activities:
Additions to revolving credit facilities	60.5	—
Repayments to revolving credit facilities	(126.4)	—
Additions to debt	31.4	—
Repayments of debt	(13.4)	(9.7)
Debt issuance costs	(0.3)	(0.1)
Issuances of common stock	2.9	2.8
Excess tax benefits from share-based compensation	0.1	—
Capital contributed to consolidated subsidiary from minority interest	2.1	—
Cash dividends paid to shareholders	(6.6)	(6.5)
Distribution to minority interest	(2.9)	(0.5)

Net cash used for financing activities	(52.6)	(14.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2

Decrease in cash and cash equivalents	(18.7)	(0.2)
Cash and cash equivalents at beginning of period	26.8	28.7

Cash and cash equivalents at end of period	$8.1	$28.5

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4.0	$4.7
Interest, net of amounts capitalized	29.2	14.8
See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:
In the second quarter of fiscal 2006, we funded two packaging segment acquisitions and recorded certain adjustments related to our GSPP Acquisition (as hereinafter defined) in fiscal 2005. Cash paid for the two fiscal 2006 acquisitions aggregated $7.7 million, which included an estimated $3.3 million of goodwill. The amounts in the table below for the six months ended March 31, 2005 include working capital settlement and final appraisal adjustments for our fiscal 2004 Athens Corrugator acquisition.
In conjunction with these acquisitions, we assumed the following liabilities (in millions):

	Six Months Ended
	March 31,
	2006	2005
Fair value of assets acquired, including goodwill	$7.9	$(0.2)
Cash paid	7.8	0.1

Liabilities assumed	$0.1	$(0.3)

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2006
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
Note 1. Interim Financial Statements
Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2005 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2006 and 2005, our financial position at March 31, 2006 and September 30, 2005, and our cash flows for the six months ended March 31, 2006 and 2005.
We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Fiscal 2005 Form 10-K”).
The results for the three and six months ended March 31, 2006 are not necessarily indicative of results that may be expected for the full year.
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
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on October 1, 2005, see “Note 8. Share-Based Compensation”.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Comprehensive Income (Loss)
The following are the components of comprehensive income (loss) (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$5.2	$0.2	$(3.8)	$0.7

Foreign currency translation adjustment	(0.7)	(1.5)	(1.2)	6.6
Unrealized gain on derivative instruments, net of tax	1.4	0.1	3.0	0.3

Total other comprehensive income	0.7	(1.4)	1.8	6.9

Comprehensive income (loss)	$5.9	$(1.2)	$(2.0)	$7.6

The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates and the repatriation of a portion of the capital invested in our Canadian operations in the first quarter of fiscal 2006 at an exchange rate of 1.174. The numbers that follow are the Canadian dollar equivalent of one U.S. dollar. The second quarter of fiscal 2006 was impacted as the exchange rate moved to 1.1681 at March 31, 2006 from 1.1628 at December 31, 2005. The second quarter of fiscal 2005 was impacted as the exchange rate moved to 1.2099 at March 31, 2005 from 1.1995 at December 31, 2004.
The six months ended March 31, 2006 was impacted as the exchange rate moved to 1.1681 at March 31, 2006 from 1.1624 at September 30, 2005. The six months ended March 31, 2005 was impacted as the exchange rate moved to 1.2099 at March 31, 2005 from 1.2614 at September 30, 2004.
Note 5. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$5.2	$0.2	$(3.8)	$0.7

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	35.9	35.4	35.9	35.4
Effect of dilutive stock options and restricted stock awards	0.8	0.5	—	0.5

Denominator for diluted earnings (loss) per share — weighted average shares and assumed conversions	36.7	35.9	35.9	35.9

Basic earnings (loss) per share:
Net income (loss) per share — basic	$0.15	$0.01	$(0.10)	$0.02

Diluted earnings (loss) per share:
Net income (loss) per share — diluted	$0.14	$0.01	$(0.10)	$0.02

Due to the net loss for the six months ended March 31, 2006, the assumed net exercise of stock options and restricted stock awards was excluded, as the effect would have been anti-dilutive. Options and restricted stock awards for 3.9 million and 0.5 million shares of common stock, respectively, were excluded because their effect was anti-dilutive. If we did not have a loss in the period, approximately 0.7 million shares of dilutive stock options and restricted stock awards would have been included in the denominator for the six months ended March 31, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 6. Acquisitions, Restructuring and Other Costs
Summary of Acquisitions
On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. The acquisition was funded by contributions from us and our minority interest partner in proportion to our respective investments and was accounted for as a purchase of a business. We have included these operations in our condensed consolidated financial statements since that date. We made the acquisition in order to gain entrance into the specialty partition market which manufactures high quality die cut partitions. The acquisition included $2.4 million of goodwill. We expect the goodwill to be deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.
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
The following unaudited pro forma information reflects our consolidated results of operations as if the GSPP Acquisition had taken place on October 1, 2004. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2005 nor is it necessarily indicative of future results. Pro forma information in the table below is for the three and six months ended March 31, 2005.

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
(In millions, except per share data)	2005	2005
Net sales	$523.1	$1,031.2

Net income	$6.1	$7.9

Diluted earnings per common share	$0.17	$0.22

Summary of Restructuring and Other Initiatives
On March 17, 2006, we announced the closure of our Kerman, California folding carton plant. We expect to transfer the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value.
On October 4, 2005, we announced the closure of our Marshville, North Carolina folding carton plant. We transferred the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge in fiscal 2005 to reduce the carrying value of the equipment retired from service to its estimated fair value less cost to sell and have classified the facility and equipment as held for sale.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the current quarter, the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in millions):
Summary of Restructuring and Other Charges

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment(a)	Costs	Relocation	Costs	Other	Total
Dallas,	Current Qtr.	$—	$—	$—	$—	$—	$—
Paperboard	Fiscal 2006	—	—	—	0.1	—	0.1
	Cumulative	0.1	0.2	0.1	0.3	—	0.7
	Expected	0.1	0.2	0.1	0.3	—	0.7

Otsego,	Current Qtr.	—	—	—	0.1	—	0.1
Paperboard	Fiscal 2006	—	—	0.1	0.1	(0.1)	0.1
	Cumulative	14.5	1.9	0.8	0.9	0.1	18.2
	Expected	14.5	1.9	0.9	1.1	0.1	18.5

Waco,	Current Qtr.	—	—	0.1	0.1	—	0.2
Packaging	Fiscal 2006	—	—	0.2	0.1	—	0.3
Products	Cumulative	—	0.2	0.5	0.1	—	0.8
	Expected	—	0.2	0.5	0.6	0.1	1.4

Marshville,	Current Qtr.	—	0.1	0.1	—	—	0.2
Packaging	Fiscal 2006	—	0.6	0.1	—	—	0.7
Products	Cumulative	2.5	0.6	0.1	—	—	3.2
	Expected	2.5	0.6	0.2	0.2	0.2	3.7

Kerman,	Current Qtr.	1.8	0.9	—	—	0.2	2.9
Packaging	Fiscal 2006	1.8	0.9	—	—	0.2	2.9
Products	Cumulative	1.8	0.9	—	—	0.2	2.9
	Expected	1.8	1.2	0.3	0.9	0.4	4.6

Other	Current Qtr.	—	—	—	—	0.1	0.1
	Fiscal 2006	—	—	—	—	0.4	0.4
	Cumulative	—	0.1	—	—	0.5	0.6
	Expected	—	0.1	—	—	0.7	0.8

Totals	Current Qtr.	$1.8	$1.0	$0.2	$0.2	$0.3	$3.5

	Fiscal 2006	1.8	1.5	0.4	0.3	0.5	4.5

	Cumulative	18.9	3.9	1.5	1.3	0.8	26.4

	Expected	18.9	4.2	2.0	3.1	1.5	29.7

(a)	For purposes of the tables in this Note 6, we have defined “Net property plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.
Fiscal 2006
We recorded aggregate pre-tax restructuring and other costs of $3.5 million for the second quarter of fiscal 2006. We incurred pre-tax charges of $2.9 million at our Kerman facility primarily for equipment impairment and severance and other employee costs. We recorded additional pre-tax charges aggregating $0.6 million primarily for additional costs related to our Waco and Marshville facility closures.
We recorded aggregate pre-tax restructuring and other costs of $4.5 million for the six months ended March 31, 2006. We incurred pre-tax charges of $2.9 million at our Kerman facility primarily for equipment impairment and severance and other employee costs. We incurred pre-tax charges of $0.7 million at our Marshville facility primarily

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
for severance and other employee costs. We recorded additional pre-tax charges aggregating $0.9 million primarily for additional costs related to our Waco facility closure and GSPP transition costs.
The following table represents a summary of the restructuring accrual and a reconciliation of the accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of operations for the six months ended March 31, 2006 (in millions):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	March 31,
	2005	Charges	Payments	to Accrual	2006
Severance and other employee costs	$1.6	$1.3	$(0.8)	$—	$2.1
Other	0.1	0.2	—	(0.1)	0.2

Total restructuring	$1.7	$1.5	$(0.8)	$(0.1)	$2.3

Adjustment to accrual (see table above)		(0.1)
Net property, plant and equipment		1.8
Severance and other employee costs		0.2
Equipment and inventory relocation		0.4
Facility carrying costs		0.3
Other		0.4

Total restructuring and other costs, net		$4.5

The following table represents a summary of the restructuring accrual related to the costs to exit an activity of an acquired company. The reserves are for the Waco plant consolidation acquired as part of the GSPP Acquisition (in millions):

	Reserve at			Reserve at
	September 30,	Restructuring		March 31,
	2005	Additions	Payments	2006
Severance and other employee costs	$1.5	$—	$(1.3)	$0.2

Fiscal 2005
We recorded aggregate pre-tax restructuring and other costs of $2.7 million for the second quarter of fiscal 2005. We incurred pre-tax charges of $1.3 million for the closure of our St. Paul, Minnesota, folding carton facility. The St. Paul charges consisted primarily of severance and other employee costs of $1.0 million, equipment removal and relocation of $0.2 million, and other costs of $0.1 million. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process requires 1-on-1 training for a specific period of time per position. As a result, we have included in the severance and other employee costs $0.7 million of duplicate mill labor. At our Otsego, Michigan, specialty recycled paperboard mill, we incurred pre-tax charges of $0.7 million in connection with the closure. The charges consisted of facility carrying costs of $0.3 million, equipment removal and relocation costs of $0.2 million, and other costs of $0.2 million. During the quarter we recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products division. This patent was not included in the sale of that division. In addition, we recorded a variety of charges on previously announced closings aggregating $0.1 million in the period.
During the six months ended March 31, 2005, we recorded aggregate pre-tax restructuring and other costs of $3.2 million. We incurred pre-tax charges of $2.2 million for the previously announced closure of our St. Paul, Minnesota, folding carton facility. The St. Paul charges consisted of severance and other employee costs of $1.9 million, equipment removal and relocation of $0.2 million, and other costs of $0.1 million. Included in the severance and other employee costs was $0.8 million of duplicate mill labor, as discussed above. At our Otsego, Michigan, specialty recycled paperboard mill we incurred pre-tax charges of $1.1 million in connection with the closure. The charges consisted of facility carrying costs of $0.5 million, equipment removal and relocation costs of $0.4 million, and other costs of $0.2 million. During the six month period we recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products division. During the first quarter of fiscal 2005, we received proceeds of $1.5 million from the sale of our Wright

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
City, Missouri, laminated paperboard converting facility and reduced the previously recorded impairment charge by $0.7 million to record the property at fair value less cost to sell.
The following table represents a summary of the restructuring accrual and a reconciliation of the accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of operations for the six months ended March 31, 2005 (in millions):

	Reserve at				Reserve at
	September 30,	Restructuring		Adjustment	March 31,
	2004	Charges	Payments	to Accrual	2005
Severance and other employee costs	$1.0	$1.0	$(1.7)	$(0.2)	$0.1
Other	0.1	—	—	—	0.1

Total restructuring	$1.1	$1.0	$(1.7)	$(0.2)	$0.2

Adjustment to accrual (see table above)		(0.2)
Severance and other employee costs		1.1
Facility carrying costs		0.6
Equipment and inventory relocation		0.6
Net property, plant and equipment		(0.7)
Other		0.8

Total restructuring and other costs, net		$3.2

Note 7. Tax Provision
The tax provision for the six months ended March 31, 2006 includes deferred income tax expense of $1.4 million from a tax law change in Quebec that we recorded in the first quarter of fiscal 2006. The tax provision for the six months ended March 31, 2005 is higher than normal due to an adjustment of $0.6 million that we recorded in the first quarter of fiscal 2005 related to the acquisition of the Athens corrugator. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004.
Note 8. Share-Based Compensation
We maintain a share-based compensation plan which allows for the issuance of nonqualified stock options and restricted shares. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a discounted price. Prior to fiscal 2006, we accounted for the plans under APB 25. Because all stock options granted had an exercise price equal to the market value of the stock on the date of the grant, no expense was recognized. The employee stock purchase plan was considered noncompensatory and no expense related to this plan was recognized. Expense related to the grant of restricted stock was recognized. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R). We chose the modified prospective method of adoption in which we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148, for pro forma disclosures. Compensation expense in fiscal 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. In accordance with the modified prospective transition method, we eliminated the balance of Deferred Compensation displayed as a component of shareholders’ equity against additional paid-in capital for all periods presented. This item represented unrecognized compensation cost for restricted stock awards.
SFAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The only share-based compensation that was recognized in our financial statements prior to adoption of SFAS 123(R) was for grants of restricted stock. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) related to the restricted shares was not material.
For the pro forma information we recognize compensation cost over the explicit service period (for retirement eligible employees, this included the period up to the date of actual retirement). Upon adoption of SFAS 123(R), we recognize compensation cost over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123(R). Awards outstanding prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit service period. If we followed the nonsubstantive vesting provisions

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of SFAS 123(R) for retirement eligible employees, the impact on pro forma net income and pro forma diluted earnings per share would have been de minimis.
The following disclosure shows what our net income (loss) and earnings per share would have been using the fair value compensation model under SFAS 123(R) (in millions, except per share data):

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2005	2005
Net income, as reported	$0.2	$0.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(1.7)

Pro forma net loss	$(0.4)	$(0.5)

Earnings (loss) per share:
Basic — as reported	$0.01	$0.02

Basic — pro forma	$(0.01)	$(0.02)

Diluted — as reported	$0.01	$0.02

Diluted — pro forma	$(0.01)	$(0.02)

We estimate, at the date of grant, the fair values for the options we granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is calculated based on our historic annual dividend payments.
There were no stock options granted during the three and six months ended March 31, 2006 or for the first quarter of fiscal 2005. We applied the following weighted average assumptions to grants made during the three months ended March 31, 2005: expected term in years – 7 years, expected volatility – 43.4%, risk-free interest rate – 3.9% and dividend yield – 2.4%.
Stock Option Plans
Our 2004 Incentive Stock Plan allows for the granting of options to certain key employees for the purchase of a maximum of 2,000,000 shares of common stock plus the number of shares which would remain available for issuance under each preexisting plan if shares were issued on the effective date of this plan sufficient to satisfy grants then outstanding, plus the number of shares of common stock subject to grants under any preexisting plan which are outstanding on the effective date of this plan and which are forfeited or expire on or after such effective date. Our 2000 Incentive Stock Plan, approved in January 2001, allowed for the granting of options through January 2005 to certain key employees for the purchase of a maximum of 2,200,000 shares of common stock. Our 1993 Stock Option Plan allowed for the granting of options through November 2003 to certain key employees for the purchase of a maximum of 3,700,000 shares of common stock. Options that we granted under these plans vest in increments over a period of up to three years and have ten-year contractual terms.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The table below summarizes the changes in all stock options during the six months ended March 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2005	3,986,103	$13.90
Granted	—	—
Exercised	(78,333)	11.14
Expired	(33,867)	16.68
Forfeited	(2,000)	14.01

Outstanding at March 31, 2006	3,871,903	$13.93	5.5 years	$7.3

Exercisable at March 31, 2006	3,656,243	$13.92	5.4 years	$7.0

Our results of operations for the three and six months ended March 31, 2006 includes $0.06 million and $0.1 million of compensation expense for stock options (net of approximately $0.04 million and $0.1 million of income taxes), respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.1 million and $0.005 million, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $0.2 million and $0.3 million, respectively.
A summary of the status of our nonvested options as of March 31, 2006, and changes during the six months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Nonvested at September 30, 2005	246,999	$5.75
Granted	—	—
Vested	(29,339)	5.97
Forfeited	(2,000)	5.71

Nonvested at March 31, 2006	215,660	$5.72

As of March 31, 2006, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a period of 2 years. We amortize these costs using the accelerated attribution method.
SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of approximately $0.1 million were included in cash provided by financing activities for the six months ended March 31, 2006.
A summary of our unvested restricted stock awards as of September 30, 2005 and changes during the six months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Unvested at September 30, 2005	508,831	$13.55
Granted	18,000	13.95
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2006	526,831	$13.56

During the second quarter of fiscal 2006, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors. We will recognize a total of $0.3 million in compensation expense ($0.2 million and $0.1 million in fiscal 2006 and 2007, respectively) in connection with these shares. There was approximately $3.3 million of total unrecognized compensation cost related to unvested restricted shares as of March 31, 2006 that will be recognized over a weighted average remaining vesting period of 1.97 years. We have restricted shares outstanding granted in fiscal 2001, 2002, 2003, 2004, and 2005, each of which vests upon completion of required service in one third increments on the third, fourth and fifth anniversary of the grant date. The grants are subject to earlier vesting upon satisfaction of certain earnings improvement criteria specific to each award in one third increments on the first, second and third anniversary of the grant date. The measurement date for early vesting of all

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
of these grants is March 31 of the respective year. None of the early vesting periods for fiscal 2003, 2004, or 2005 grants have been satisfied.
Employee Stock Purchase Plan
Under the Amended and Restated 1993 Employee Stock Purchase Plan (the “Plan”), shares of common stock are reserved for purchase by substantially all of our qualifying employees. In January 2004, our board of directors amended the Plan to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 3,320,000 shares of common stock. During the three and six months ended March 31, 2006, employees purchased approximately 87,000 and 172,000 shares under the Plan, respectively. We recognized $0.2 million and $0.3 million in expense relating to the Plan for the three and six months ended March 31, 2006, respectively. As of March 31, 2006, approximately 402,000 shares of common stock were available for purchase under the Plan.
Note 9. Inventories
We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at the lower of cost or market and determine cost using methods that approximate cost computed on a first-in, first-out (“FIFO”) basis. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. Inventories were as follows (in millions):

	March 31,	September 30,
	2006	2005
Finished goods and work in process	$129.7	$134.2
Raw materials	70.1	59.9
Supplies and spare parts	33.8	30.7

Inventories at FIFO cost	233.6	224.8
LIFO reserve	(25.1)	(22.8)

Net inventories	$208.5	$202.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10. Debt
The following were individual components of debt (in millions):

	March 31,	September 30,
	2006	2005
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.2 and $0.2	$99.8	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.3	2.4

	102.1	102.2

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.4 and $0.4	249.6	249.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	9.1	9.9

	258.7	259.5

Term debt (a)	250.0	250.0

Revolving credit facility (a)	150.0	216.0

Receivables-backed financing facility (b)	73.2	55.0
Industrial development revenue bonds, bearing interest at variable rates (4.98% at March 31, 2006, and 4.30% at September 30, 2005), due through October 2036	30.1	30.1
Other notes	2.0	2.3

	866.1	915.1
Less total current portion of debt	92.8	62.1

Long-term debt due after one year	$773.3	$853.0

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$854.7	$902.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	11.4	12.3

	$866.1	$915.1

For a discussion of certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2005 Form 10-K. Other than the items noted below, there have been no significant developments.

(a)	The Senior Credit Facility includes revolving credit, swing, and term loan facilities in the aggregate principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. At March 31, 2006, we had aggregate outstanding letters of credit under this facility of approximately $44 million. At March 31, 2006, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $94 million. The applicable margin for determining the interest rate applicable to Base Rate Loans ranges from 0.000% to 0.750% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to EBITDA as defined in the credit agreement (“Credit Agreement EBITDA”). The applicable percentage for determining the facility commitment fee ranges from 0.175% to 0.400% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. At March 31, 2006, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.75% and 0.75%, respectively. At September 30, 2005, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.50% and 0.50%, respectively. The facility commitment fee at March 31, 2006 and September 30, 2005 was 0.40% and 0.325% of the unused amount, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(b) On October 26, 2005, we increased the receivables-backed financing facility (“Receivables Facility”) from $75.0 to $100.0 million. The new facility is scheduled to expire on October 25, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At March 31, 2006, maximum available borrowings under this facility were approximately $75.8 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.01% as of March 31, 2006. The borrowing rate at September 30, 2005 was 4.10%.
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
Interest Rate Swaps
We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In June and September 2005, we entered into $350.0 million notional amount and $75.0 million notional amount of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. These swaps were terminated in February 2006. We realized net proceeds of $9.9 million upon termination. New swaps for identical notional amounts were entered into concurrently with the termination. Cash flows from terminated interest rate swaps are classified in the same category as the cash flows from the items being hedged. The amount of ineffectiveness recorded in the results of operations for the three and six month periods ended March 31, 2006 and 2005 was minimal. The fair value of our swaps was a deferred gain of $1.7 million at March 31, 2006.
Note 11. Retirement Plans
The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$2.4	$2.6	$4.7	$4.7
Interest cost	4.5	4.6	9.1	8.8
Expected return on plan assets	(4.9)	(4.9)	(9.9)	(9.6)
Amortization of prior service cost	0.1	0.2	0.1	0.1
Amortization of net loss	1.9	1.7	3.9	3.5
Pension curtailment income	—	(0.4)	—	(0.4)

Company defined benefit plan expense	4.0	3.8	7.9	7.1
Multi-employer plans for collective bargaining employees	0.2	0.1	0.3	0.2

Net pension cost	$4.2	$3.9	$8.2	$7.3

We have no required minimum contributions for fiscal 2006. During the second quarter of fiscal 2006 we contributed $9.0 million to our pension plans. We currently expect to contribute an aggregate of approximately $30 to $35 million to our pension plans in fiscal 2006 and 2007, including our second quarter contribution and approximately $10 to $11 million we expect to contribute in our third quarter of fiscal 2006. During the six months ended March 31, 2005, we made no voluntary contributions to our five defined benefit pension plans.
The Supplemental Executive Retirement Plan (“SERP”) is designed to supplement a participant’s benefit under our pension plan for a relatively small number of participants. In November 2005, the plan was amended to provide that the benefit would be paid as a lump sum for participants whose employment terminates on or after November 11, 2005.
The Supplemental Retirement Savings Plan was modified in the first quarter of fiscal 2006 to include a subplan covering certain highly compensated employees who have their contributions to their 401K plan restricted due to the nondiscrimination testing results. Eligible subplan participants can contribute up to a designated unmatched dollar amount on a pre-tax basis.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
We have been identified as a potentially responsible party (“PRP”) at 11 active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these eleven sites:
•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of nine sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:
•	With respect to each of six sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

•	With respect to each of two sites, we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.

•	With respect to one of the sites, we have preliminarily determined that it is probable that we have incurred a liability with respect to this site. To date, we have no indication that an estimate has been prepared of the aggregate cost to remediate the site. Therefore, the status of the site is unknown.
In addition to the above mentioned sites, four of our current or former locations are being investigated under various State regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant.
•	Contamination was discovered at the time of the GSPP Acquisition at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition and we believe that we have strong defenses under applicable laws with respect to any pre-closing environmental contamination.

•	One of these sites is one of our former locations that is involved in a clean-up under the State hazardous waste sites program. Investigations of a few areas of concern are continuing.

•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. An indemnification was provided by the previous owner in the sale contact and we are pursuing this matter.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Except as stated above, we can make no assessment of our potential liability, if any, with respect to any such site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any such site and that such remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. There can be no assurance that we will be successful with respect to any claim regarding such indemnification rights or that, if we are successful, any amounts paid pursuant to such indemnification rights will be sufficient to cover all costs and expenses.
Guarantees
We have made the following guarantees to unconsolidated third parties as of March 31, 2006:
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
Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Because of the lapse of time, or the fact that the parties have resolved certain issues, we are not aware of any outstanding indemnities issued or modified before December 31, 2002; the potential exposure for which we estimate would have a material impact on our results of operations, financial condition or cash flows. Under the terms of the agreements that were issued or modified after December 31, 2002, our specified maximum aggregate potential liability on an undiscounted basis is approximately $6.2 million, other than with respect to certain specified liabilities, including liabilities relating to environmental matters, with respect to which there is no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
Insurance Placed with Kemper
During fiscal 1985 through 2002, Kemper Insurance Companies/Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. If Kemper is ultimately unable to pay such liabilities, we believe the range of our liability is between approximately $0 and $3 million and we are unable to estimate the liability more specifically because of the factors described above. There can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.
Note Receivable
We have a note receivable from an obligor who has filed for chapter eleven bankruptcy protection. Based on the terms of the note, we believe it is unlikely that we will suffer a loss. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 13. Segment Information
The following table shows certain operating data for our three segments (in millions). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses. These items include restructuring and other costs and certain corporate expenses.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales (aggregate):
Packaging Products	$319.7	$218.8	$620.8	$440.6
Merchandising Displays	85.4	86.1	160.8	165.6
Paperboard	205.7	131.8	393.4	260.5

Total	$610.8	$436.7	$1,175.0	$866.7

Less net sales (intersegment):
Packaging Products	$0.7	$0.7	$1.2	$1.5
Merchandising Displays	1.7	0.9	3.1	2.1
Paperboard	78.7	40.7	150.6	82.9

Total	$81.1	$42.3	$154.9	$86.5

Net sales (unaffiliated customers):
Packaging Products	$319.0	$218.1	$619.6	$439.1
Merchandising Displays	83.7	85.2	157.7	163.5
Paperboard	127.0	91.1	242.8	177.6

Total	$529.7	$394.4	$1,020.1	$780.2

Segment income:
Packaging Products	$13.4	$5.7	$20.2	$11.0
Merchandising Displays	4.2	4.8	7.4	7.5
Paperboard	15.8	3.6	14.8	8.0

Total segment income	33.4	14.1	42.4	26.5

Restructuring and other costs, net	(3.5)	(2.7)	(4.5)	(3.2)
Other non-allocated expenses	(6.4)	(3.4)	(11.3)	(6.5)
Interest expense	(13.9)	(6.8)	(27.8)	(13.2)
Interest and other income	0.6	(0.1)	0.6	0.1
Minority interest in income of consolidated subsidiary	(1.8)	(0.7)	(3.1)	(1.6)

Income (loss) before income taxes	$8.4	$0.4	$(3.7)	$2.1

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2005 Form 10-K, which we filed with the SEC on December 19, 2005. The table in “Note 13. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our three segments.
Overview
Operating profit increased $15.9 million based on strong performance in our two largest business segments. Good demand and pricing improvements for recycled paperboard and the acquisition of our bleached board mill resulted in much higher earnings in our paperboard mills. Sales growth in our core folding carton business and the contributions from the folding carton plants acquired in fiscal 2005 increased Packaging Products segment income 135.1% over the prior year.
Operating profit was reduced by higher energy costs, losses incurred at our previously closed folding carton facilities and the Kerman, California folding carton facility that will be closed in the third quarter of fiscal 2006 due to losses while they are in the process of closure and by increased Sarbanes-Oxley compliance costs and audit fees. Partially offsetting these items were lower fiber prices and the synergies we continue to capture from the GSPP Acquisition.
Our Net Debt (as hereinafter defined) was $846.6 million at March 31, 2006 compared to $876.0 at September 30, 2005. Net debt has been reduced by $29.4 million in the six months ended March 31, 2006. During the second quarter of fiscal 2006 we paid $7.8 million for the purchase of businesses and contributed $9.0 million to our pension plans.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2005	$385.8	$394.4	$780.2	$424.6	$528.7	$1,733.5
2006	$490.4	$529.7	$1,020.1
% Change	27.1%	34.3%	30.7%
Net sales in the second quarter of fiscal 2006 increased compared to the second quarter of fiscal 2005 primarily due to the GSPP Acquisition. Excluding the $126.5 million of net sales from the acquired assets, our sales increased by 2.2%.
Net sales in the six months ended March 31, 2006 were higher than the six months ended March 31, 2005 primarily due to the GSPP Acquisition. Excluding the $243.2 million of net sales from the acquired assets, our sales declined by 0.4%.
Cost of Goods Sold

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2005	$330.8	$336.0	$666.8	$352.7	$439.7	$1,459.2
(% of Net Sales)	85.7%	85.2%	85.5%	83.1%	83.2%	84.2%
2006	$430.8	$440.5	$871.3
(% of Net Sales)	87.8%	83.2%	85.4%
Cost of goods sold increased in the second quarter of fiscal 2006 compared to the prior year second quarter primarily due to the GSPP Acquisition and higher energy costs, which were partially offset by lower fiber prices. Excluding amounts attributable to the GSPP Acquisition, freight costs increased $2.6 million and group insurance expense decreased $1.9 million during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.
Cost of goods sold increased in the six months ended March 31, 2006 compared to the prior year period primarily due to the GSPP Acquisition and higher energy costs, which were partially offset by lower fiber prices. Excluding amounts attributable to the GSPP Acquisition, freight costs increased $4.7 million, workers’ compensation expense increased $1.3 million, pension expense increased $0.8 million, and group insurance expense decreased $2.6 million during the first half of fiscal 2006 compared to the first half of fiscal 2005.
Selling, General and Administrative Expenses

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2005	$45.8	$47.9	$93.7	$49.9	$61.4	$205.0
(% of Net Sales)	11.9%	12.1%	12.0%	11.8%	11.6%	11.8%
2006	$57.1	$62.0	$119.1
(% of Net Sales)	11.6%	11.7%	11.7%
Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $14.1 million higher than in the prior year second quarter primarily as a result of SG&A expenses from the GSPP locations we acquired, increased bonus expense of $2.9 million, and increased amortization expense of $0.9 million from the GSPP Acquisition.
SG&A expenses decreased as a percentage of net sales in the six months ended March 31, 2006, compared to the same period last year primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $25.4 million higher than in the prior year six months primarily as a result of SG&A expenses from the GSPP locations we acquired, the third party costs we incurred to comply with Sarbanes-Oxley compliance including increased audit fees, which were approximately $2.1 million, increased bonus expense of $3.9 million, and increased amortization expense of $1.7 million from the GSPP Acquisition.
Restructuring and Other Costs
We recorded aggregate pre-tax restructuring and other costs of $3.5 million and $2.7 million in the second quarter of fiscal 2006 and 2005, respectively. We recorded pre-tax restructuring and other costs of $4.5 million and $3.2 million in the six months ended March 31, 2006 and 2005, respectively. We discuss these charges in more detail in “Note 6. Acquisitions, Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Unconsolidated Joint Venture
During the quarter ended March 31, 2006, our Seven Hills joint venture reported a loss of $0.2 million compared to income of $0.2 million for the same quarter last year. During the six months ended March 31, 2006, our Seven Hills joint venture reported income of $1.4 million compared to income of $0.3 million for the same period last year. The increase in the six months of fiscal 2006 is due to an adjustment of $1.2 million to record the allocation of the arbitrator’s final ruling with respect to certain services that we rendered to Seven Hills. The adjustment was offset by charges to cost of goods sold. The net impact to our condensed consolidated statement of operations in fiscal 2006 was income of $0.1 million.
Interest Expense
Interest expense for the second quarter of fiscal 2006 increased $7.1 million to $13.9 million from $6.8 million for the same quarter last year due primarily to our increased debt levels following the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $6.7 million and higher interest rates, net of swaps, increased interest expense by approximately $0.4 million.
Interest expense for the six months ended March 31, 2006 increased $14.6 million to $27.8 million from $13.2 million for the same period last year due primarily to our increased debt levels following the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $13.5 million and higher interest rates, net of swaps, increased interest expense by approximately $1.1 million.
Minority Interest
Minority interest in income of our consolidated subsidiaries for the second quarter of fiscal 2006 increased 157.1% to $1.8 million from $0.7 million in the second quarter of fiscal 2005. Minority interest in income of our consolidated subsidiaries for the six months ended March 31, 2006 increased 93.8% to $3.1 million from $1.6 million for the same period last year. The increases were primarily due to the acquisition of our 60% ownership share in GSD as part of the GSPP Acquisition.
Provision for Income Taxes
We recorded a provision for income taxes of $3.2 million for the second quarter of fiscal 2006 compared to $0.2 million for the same quarter last year. The increase in provision was due to higher pre-tax income in the current year quarter.
We recorded a provision for income taxes of $0.1 million for the six months ended March 31, 2006 compared to $1.4 million for the same period last year. The tax provision for the six months ended March 31, 2006 includes deferred income tax expense of $1.4 million from a tax law change in Quebec that was recorded in the first quarter of fiscal 2006. The tax provision for the six months ended March 31, 2005 is higher than normal due to an adjustment of $0.6 million that we recorded in the first quarter of fiscal 2005 related to the acquisition of the Athens corrugator. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004. We estimate that the annual marginal effective income tax rate as of March 31, 2006, was approximately 38%.
Net Income (Loss)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2005	$0.5	$0.2	$0.7	$12.0	$4.9	$17.6
(% of Net Sales)	0.1%	0.1%	0.1%	2.8%	0.9%	1.0%
2006	$(9.0)	$5.2	$(3.8)
(% of Net Sales)	(1.8)%	1.0%	(0.4)%
Net income in the second quarter of fiscal 2006 and 2005 included pre-tax restructuring and other costs of $3.5 million and $2.7 million, respectively.
Net income in the six months ended March 31, 2006 and 2005 included pre-tax restructuring and other costs of $4.5 million and $3.2 million, respectively. The six months ended March 31, 2006 and 2005 included additional income tax expense of $1.4 million and $0.6 million, respectively.

Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$221.8	$5.3	2.4%
Second Quarter	218.8	5.7	2.6

Six Months Ended 3/31	440.6	11.0	2.5
Third Quarter	239.2	10.6	4.4
Fourth Quarter	314.2	11.8	3.8

Fiscal 2005	$994.0	$33.4	3.4%

First Quarter Fiscal 2006	$301.1	$6.8	2.3%
Second Quarter Fiscal 2006	319.7	13.4	4.2

Six Months Ended 3/31	$620.8	$20.2	3.3%

Net Sales (Packaging Products Segment)
The 46.1% increase in net sales for the Packaging Products segment for the second quarter of fiscal 2006 compared to the prior year second quarter was primarily due to additional sales related to the GSPP Acquisition. Excluding the GSPP sales, net sales for the packaging products segment increased 5.6% primarily due to strong demand for consumer packaging that more than offset the loss of a portion of the sales from folding carton facilities we have closed in the past year.
The 40.9% increase in net sales for the Packaging Products segment for the six months ended March 31, 2006 compared to the prior year period was primarily due to additional sales related to the GSPP Acquisition. Excluding the GSPP sales, net sales for the packaging products segment increased 1.8% primarily due to strong demand for consumer packaging that more than offset the loss of a portion of the sales from folding carton facilities we have closed in the past year.
Operating Income (Packaging Products Segment)
Operating income of the Packaging Products segment for the quarter ended March 31, 2006 increased 135.1% compared to the prior year second quarter primarily due to the earnings from the Gulf States plants we acquired in the GSPP Acquisition. Return on sales increased despite increased freight costs of $1.6 million and increased material costs. Operating income was also reduced by pre-tax operating losses of $0.9 million at our previously closed folding carton facilities and the Kerman, California folding carton facility that will be closed in the third quarter of fiscal 2006 due to losses that were incurred while they are in the process of closure. Additionally, operating income for the segment was decreased by increased bonus expense of $1.9 million; partially offsetting those costs was a decrease in group insurance expense of $0.9 million.
Operating income of the Packaging Products segment for the six months ended March 31, 2006 increased 83.6% compared to the prior year period primarily due to the earnings from the Gulf States plants we acquired in the GSPP Acquisition. Return on sales increased despite increased freight costs of $2.7 million and increased material costs. Operating income was also reduced by pre-tax operating losses of $2.7 million at our previously closed folding carton facilities and the Kerman, California folding carton facility that will be closed in the third quarter of fiscal 2006. Additionally, operating income for the segment was decreased by increased bonus expense of $2.4 million and increased amortization expense of $1.1 million from the GSPP Acquisition; partially offsetting those costs was a decrease in group insurance expense of $1.4 million.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$79.5	$2.7	3.4%
Second Quarter	86.1	4.8	5.6

Six Months Ended 3/31	165.6	7.5	4.5
Third Quarter	83.5	6.4	7.7
Fourth Quarter	84.7	7.2	8.5

Fiscal 2005	$333.8	$21.1	6.3%

First Quarter Fiscal 2006	$75.4	$3.2	4.2%
Second Quarter Fiscal 2006	85.4	4.2	4.9

Six Months Ended 3/31	$160.8	$7.4	4.6%

Net Sales (Merchandising Displays Segment)
Net sales for the Merchandising Displays segment decreased $0.7 million in the second quarter of fiscal 2006 compared to the prior year second quarter. The decrease was primarily from lower display sales due to decreased promotional orders from some of our largest customers.
The 2.9% decline in net sales for the Merchandising Displays segment for the six months ended March 31, 2006 compared to the prior year period was primarily from lower display sales due to decreased promotional orders from some of our largest customers.
Operating Income (Merchandising Displays Segment)
Operating income attributable to the Merchandising Displays segment for the second quarter of fiscal 2006 decreased 12.5% compared to the prior year second quarter. The benefit from margin improvement and sales mix were partially offset by increased cost of higher energy and freight. SG&A salaries increased $0.9 million primarily to support other product offerings.
Operating income attributable to the Merchandising Displays segment for the six months ended March 31, 2006 was relatively flat compared to the prior year period despite lower sales due to margin improvement and a favorable sales mix. The benefit from margin improvement and sales mix exceeded the increased cost of higher energy and freight. SG&A salaries increased $1.2 million primarily to support other product offerings.

Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Operating		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped (b)	Shipped (b)	Price (c)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467
Second Quarter	131.8	3.6	2.7	209.7	45.2	n/a	n/a	472

Six Months Ended 3/31	260.5	8.0	3.1	420.3	87.9	n/a	n/a	470
Third Quarter	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491
Fourth Quarter	199.9	16.0	8.0	209.7	44.8	84.2	23.1	523

Fiscal 2005	$615.4	$31.6	5.1%	841.6	177.5	110.9	30.0	$492

First Quarter Fiscal 2006	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter Fiscal 2006	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526

Six Months Ended 3/31	$393.4	$14.8	3.8%	431.8	90.4	159.9	42.9	$525

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills, our unconsolidated joint venture with Lafarge.

(b)	Bleached paperboard and market pulp tons shipped begin in June 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.
Net Sales (Paperboard Segment)
Our Paperboard segment net sales in the second quarter of fiscal 2006 increased 56.1% compared to the second quarter of fiscal 2005 due to the GSPP Acquisition, strong demand for recycled paperboard and higher pricing. Recycled paperboard tons shipped increased 5.5% compared to the same period last year.
Our Paperboard segment net sales in the six months ended March 31, 2006 increased 51.0% compared to the same period last year due to the GSPP Acquisition and strong second quarter demand for recycled paperboard. Recycled paperboard tons shipped increased 2.8% compared to the same period last year.
Operating Income (Paperboard Segment)
Operating income attributable to the Paperboard segment for the second quarter of fiscal 2006 increased $12.2 million in the second quarter of fiscal 2006 compared the prior year second quarter due to good demand and pricing improvements for recycled paperboard and the acquisition of our bleached board mill. Our recycled paperboard mills operated at 98% of capacity in the second quarter compared to 93% in the prior year quarter. Lower fiber costs of $6.8 million more than offset increases in energy, chemicals and freight of $5.6 million at our recycled paperboard mills. Additionally, operating income for the segment was improved by lower group insurance expense of $1.1 million.
Operating income attributable to the Paperboard segment for the six months ended March 31, 2006 increased $6.8 million compared to the same period last year. Operating income was reduced by the sharp increase in natural gas prices following Hurricane Katrina, the annual maintenance shutdown in October and November 2005 of our bleached paperboard mill that we acquired in the GSPP Acquisition, and increased by the higher operating rates in our recycled paperboard mills and income contributed from our bleached paperboard mill. Increased energy and freight costs of $13.3 million at our recycled paperboard mills more than offset decreases in fiber and chemical costs of $11.1 million and lower group insurance expense of $1.5 million.

Liquidity and Capital Resources
Working Capital and Capital Expenditures
We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.
Cash and cash equivalents was $8.1 million at March 31, 2006, compared to $26.8 million at September 30, 2005, an aggregate decrease of $18.7 million. Our debt balance at March 31, 2006 was $866.1 million compared to $915.1 million on September 30, 2005, a decrease of $49.0 million. Our debt exposes us to changes in interest rates. We use swap instruments to manage the interest rate characteristics of our outstanding debt. In June and September 2005, we entered into $350.0 million and $75.0 million of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. In February 2006 we terminated these swaps and received proceeds of $9.9 million. In February 2006 we entered into $425.0 million of floating-to-fixed interest rate swaps and designated them as cash flow hedges of a like amount of our floating rate debt. We financed the GSPP Acquisition primarily with debt in June 2005. We have established a goal to reduce our Net Debt by $180.0 million by September 2007. For this goal, we assumed our debt would equal our March 31, 2005, Net Debt of $396.3 million plus the purchase price of $552.4 million and that we would reduce our Net Debt to $768.7 million by September 2007. Our actual Net Debt at March 31, 2006 was $846.6 million, implying that we reduced Net Debt by $102.1 million.
We have a Senior Credit Facility that includes revolving credit and term loan facilities in the aggregate principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010, and includes certain restrictive covenants. We had $250.0 million outstanding under our term loan facility at both March 31, 2006 and September 30, 2005. At March 31, 2006, we had aggregate outstanding letters of credit under this facility of approximately $44 million. At March 31, 2006, due to the covenants in the Senior Credit Facility, maximum additional available borrowings under this facility were approximately $94 million. In October 2005, we increased our 364-day receivables-backed financing facility from $75.0 million to $100.0 million. It is scheduled to expire on October 25, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At March 31, 2006, maximum available borrowings under this facility were approximately $75.8 million. At March 31, 2006 and September 30, 2005, we had $73.2 million and $55.0 million, respectively, outstanding under our receivables-backed financing facility. At March 31, 2006 and September 30, 2005, we had $150.0 million and $216.0 million, respectively, outstanding under our revolving credit facility that is part of our Senior Credit Facility.
Net cash provided by operating activities during the six months ended March 31, 2006 and 2005 was $68.4 million and $36.6 million, respectively. The increase was primarily due to the proceeds from the termination of interest rate swap contracts, reduced working capital requirements primarily reflecting the creation of tax receivables, higher inventories and accounts receivable offset by higher payables resulting from a change in timing of vendor payments, and increased depreciation and amortization resulting from the GSPP Acquisition.
Net cash used for investing activities was $34.1 million during the six months ended March 31, 2006 compared to $23.0 million for the comparable period of the prior year. Net cash used for investing activities in fiscal 2006 consisted primarily of the $27.1 million of capital expenditures. Additionally, cash paid for the purchase of businesses was $7.8 million primarily for two Packaging Products segment acquisitions. Net cash used for investing activities in the fiscal 2005 period consisted primarily of $22.4 million of capital expenditures and net purchases of marketable securities of $3.0 million, which were partially offset by proceeds from the sale of property, plant and equipment of $2.5 million, primarily from previously idled facilities and equipment.
Net cash used for financing activities was $52.6 million during the six months ended March 31, 2006 and $14.0 million in the same period last year. In fiscal 2006 and 2005, net cash used for financing activities consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of common stock.
Our capital expenditures aggregated $27.1 million during the six months ended March 31, 2006. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will be in the range of $60 to $65 million in fiscal 2006. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital.

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
In December 2005 and February 2006, we paid our quarterly dividends of $0.09 per share, indicating an annualized dividend of $0.36 per year, on our common stock.
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
Net Debt
We have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated and existing fair value interest rate derivatives or swaps, the balance of our cash and cash equivalents and certain other investments that we consider to be readily available to satisfy such debt obligations.
Our management uses Net Debt, along with other factors, to evaluate our financial condition. We believe that Net Debt is an appropriate supplemental measure of financial condition because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Net Debt is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-Term Debt, Less Current Maturities (in millions):

	March 31,	September 30,	March 31,
	2006	2005	2005
Total Current Portion of Debt	$92.8	$62.1	$75.1
Total Long-Term Debt, Less Current Maturities	773.3	853.0	390.7

	866.1	915.1	465.8
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(11.4)	(12.3)	(18.7)
Less: Hedge Adjustments Resulting From Existing Fair Value Interest Rate Derivatives or Swaps	—	—	8.9

	854.7	902.8	456.0
Less: Cash and Cash Equivalents	(8.1)	(26.8)	(28.5)
Less: Investment in Marketable Securities	—	—	(31.2)

Net Debt	$846.6	$876.0	$396.3

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of shareholders on January 27, 2006 at which we submitted matters to a vote of our shareholders:
Election of Directors
Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2009 were as follows:

	For	Withheld
John D. Hopkins	32,822,123	855,755
James W. Johnson	32,822,502	855,376
James A. Rubright	32,768,081	909,797
James E. Young	32,516,446	1,161,432
Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2007	Term expiring in 2008
Stephen G. Anderson	J. Hyatt Brown
Robert B. Currey	Russell M. Currey
L. L. Gellerstedt, III	G. Stephen Felker
John W. Spiegel

Item 6. EXHIBITS
See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)
Date: May 9, 2006	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President & Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312)

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003)

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2

Exhibit 10.1*	Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of February 6, 2006.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.
Additional Exhibits.
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.