Form 10-Q
period 2006-06-30
Rock-Tenn CO
filed 2006-08-04
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2006

Class A Common Stock, $0.01 par value	36,791,446

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$548.3	$424.6	$1,568.4	$1,204.8
Cost of goods sold	456.3	352.7	1,327.6	1,019.5

Gross profit	92.0	71.9	240.8	185.3
Selling, general and administrative expenses	62.0	49.9	181.1	143.6
Restructuring and other costs, net	2.7	0.8	7.2	4.0

Operating profit	27.3	21.2	52.5	37.7
Interest expense	(14.3)	(9.1)	(42.1)	(22.3)
Interest and other income	0.6	0.3	1.2	0.4
Income (loss) from unconsolidated joint venture	—	(1.3)	1.4	(1.0)
Minority interest in income of consolidated subsidiaries	(1.6)	(1.4)	(4.7)	(3.0)

Income before income taxes	12.0	9.7	8.3	11.8
Income tax (expense) benefit	(1.0)	2.3	(1.1)	0.9

Net income	$11.0	$12.0	$7.2	$12.7

Weighted average diluted shares outstanding	36.9	35.9	36.6	35.9

Basic earnings per share:
Net income	$0.30	$0.34	$0.20	$0.36

Diluted earnings per share:
Net income	$0.30	$0.33	$0.20	$0.35

Cash dividends per common share	$0.09	$0.09	$0.27	$0.27

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	June 30,	September 30,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$8.0	$26.8
Accounts receivable (net of allowances of $5.5 and $5.1)	222.3	199.5
Inventories	218.3	202.0
Other current assets	36.5	30.5
Assets held for sale	4.1	3.4

Total current assets	489.2	462.2

Property, plant and equipment at cost:
Land and buildings	266.5	267.2
Machinery and equipment	1,301.9	1,287.5
Transportation equipment	10.7	10.5
Leasehold improvements	6.1	5.6

	1,585.2	1,570.8
Less accumulated depreciation and amortization	(727.2)	(685.8)

Net property, plant and equipment	858.0	885.0

Goodwill	355.1	350.9
Intangibles, net	62.5	68.0
Other assets	32.5	32.3

	$1,797.3	$1,798.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$111.3	$62.1
Accounts payable	159.0	116.4
Accrued compensation and benefits	58.8	50.9
Other current liabilities	58.5	49.8

Total current liabilities	387.6	279.2

Long-term debt due after one year	726.7	840.7
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	10.9	12.3

Total long-term debt	737.6	853.0

Accrued pension	98.1	106.8
Deferred income taxes	82.3	83.0
Other long-term liabilities	4.5	3.6
Commitments and contingencies (Note 11)
Minority interest	18.6	16.6

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 36,755,946 and 36,280,164 shares outstanding at June 30, 2006 and September 30, 2005, respectively	0.4	0.4
Capital in excess of par value	170.8	162.4
Retained earnings	323.1	326.0
Accumulated other comprehensive loss	(25.7)	(32.6)

Total shareholders’ equity	468.6	456.2

	$1,797.3	$1,798.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$7.2	$12.7
Items reconciling net income to cash provided by operating activities:
Depreciation and amortization	77.8	57.5
Deferred income tax (benefit) expense	(1.8)	2.0
Income tax benefit of employee stock options	—	0.1
Share-based compensation expense	2.5	1.3
Gain on disposal of plant and equipment and other, net	(1.2)	(1.7)
Minority interest in income of consolidated subsidiaries	4.7	3.0
(Income) loss from unconsolidated joint venture	(1.4)	1.0
Proceeds from termination of cash flow interest rate hedges	14.5	—
Pension funding (more) less than expense	(8.2)	4.5
Impairment adjustments and other non-cash items	2.6	(0.1)
Loss on foreign currency transactions	0.2	0.3
Change in operating assets and liabilities:
Accounts receivable	(23.5)	20.3
Inventories	(13.5)	0.9
Other assets	(9.3)	(3.8)
Accounts payable	42.3	(2.2)
Income taxes payable	(2.3)	(5.7)
Accrued liabilities	14.8	8.6

Net cash provided by operating activities	105.4	98.7

Investing activities:
Capital expenditures	(46.2)	(34.2)
Purchases of marketable securities	—	(195.3)
Maturities and sales of marketable securities	—	223.5
Cash paid for purchase of businesses, net of cash received	(7.8)	(554.0)
Proceeds from sale of property, plant and equipment	4.4	5.3

Net cash used for investing activities	(49.6)	(554.7)

Financing activities:
Additions to revolving credit facilities	64.5	170.0
Repayments of revolving credit facilities	(161.5)	—
Additions to debt	47.2	310.5
Repayments of debt	(17.1)	(9.8)
Payments on termination of fair value interest rate hedges	—	(4.3)
Debt issuance costs	(0.3)	(3.9)
Issuances of common stock	5.6	3.5
Excess tax benefits from share-based compensation	0.2	—
Capital contributed to consolidated subsidiary from minority interest	2.1	—
Cash dividends paid to shareholders	(9.9)	(9.7)
Cash distributions to minority interest	(4.8)	(1.9)

Net cash provided by (used for) financing activities	(74.0)	454.4

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2

Decrease in cash and cash equivalents	(18.8)	(1.4)
Cash and cash equivalents at beginning of period	26.8	28.7

Cash and cash equivalents at end of period	$8.0	$27.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$5.4	$4.1
Interest, net of amounts capitalized	38.3	14.9
See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:
The nine months ended June 30, 2006 includes two packaging segment acquisitions we funded and certain adjustments related to our GSPP Acquisition (as hereinafter defined) in fiscal 2005. Cash paid for the two fiscal 2006 acquisitions aggregated $7.7 million, which included an estimated $3.3 million of goodwill.
On June 6, 2005 we acquired from Gulf States Paper Corporation and certain of its related entities ( “Gulf States”) substantially all of the assets of Gulf States’ Pulp and Paperboard and Paperboard Packaging ( “GSPP”) operations and assumed certain of Gulf States’ related liabilities. We refer to this transaction collectively as the “GSPP Acquisition.” In the third quarter of fiscal 2005, we paid an aggregate purchase price of $553.9 million, which included an estimated $57.1 million of goodwill. The purchase price of the transaction was subject to adjustment based on the amount of working capital delivered to us as agreed with Gulf States. The amounts in the table below for the nine months ended June 30, 2005 also include working capital settlement and final appraisal adjustments for our Athens Corrugator acquisition in fiscal 2004.
In conjunction with these acquisitions, we assumed the following liabilities (in millions):

	Nine Months Ended
	June 30,
	2006	2005
Fair value of assets acquired, including goodwill	$7.8	$(588.9)
Cash paid	7.8	554.0

Liabilities assumed	$—	$34.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2006
(Unaudited)
Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC, which we refer to as “RTS” and GSD Packaging, LLC , which we refer to as “GSD.” We own 65% of RTS and conduct our interior packaging products business through RTS. We own 60% of GSD and conduct some of our folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC, which we refer to as “Seven Hills.” We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate for purposes of our financial statements. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to aggregated data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill. We exclude that data because the Aurora operation sells only converted products. All other references herein to other operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, include operating data from our Aurora recycled paperboard mill.
Note 1. Interim Financial Statements
Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2005 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2006 and 2005, our financial position at June 30, 2006 and September 30, 2005, and our cash flows for the nine months ended June 30, 2006 and 2005.
We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Fiscal 2005 Form 10-K”).
The results for the three and nine months ended June 30, 2006 are not necessarily indicative of results that may be expected for the full year.
We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.
During the third quarter of fiscal 2006 we recorded $1.8 million of pretax charges for items that related to prior periods. Most of the charges were due to losses at our merchandising display operations in Mexico. The charges were not material to any prior period.
Note 2. New Accounting Standards
Recently Adopted Standards
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
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on October 1, 2005 (“SFAS 123(R)”), see “Note 7. Share-Based Compensation.”

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Recently Issued Standards
In July 2006, the Financial Accounting Standards Board released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (October 1, 2007 for Rock-Tenn). Management is currently evaluating the impact that FIN 48 will have on our financial position and results of operations upon adoption.
Note 3. Comprehensive Income
The following are the components of comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$11.0	$12.0	$7.2	$12.7
Foreign currency translation adjustment	4.6	(1.8)	3.4	4.8
Unrealized gain on derivative instruments, net of tax	0.6	—	3.6	0.3

Comprehensive income	$16.2	$10.2	$14.2	$17.8

The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.
Note 4. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$11.0	$12.0	$7.2	$12.7

Denominator:
Denominator for basic earnings per share — weighted average shares	36.2	35.5	36.0	35.4
Effect of dilutive stock options and restricted stock awards	0.7	0.4	0.6	0.5

Denominator for diluted earnings per share — weighted average shares and assumed conversions	36.9	35.9	36.6	35.9

Basic earnings per share:
Net income per share — basic	$0.30	$0.34	$0.20	$0.36

Diluted earnings per share:
Net income per share — diluted	$0.30	$0.33	$0.20	$0.35

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5. Acquisitions, Restructuring and Other Costs
Summary of Acquisitions
On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. This acquisition by RTS was funded by capital contributions to RTS by us and our minority interest partner in proportion to our respective investments in RTS and was accounted for as a purchase of a business. We have included these operations in our condensed consolidated financial statements since that date. RTS made the acquisition in order to gain entrance into the specialty partition market which manufactures high quality die cut partitions. The acquisition included $2.4 million of goodwill. We expect the goodwill to be deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results. The final allocation of the purchase price is subject to adjustment for the valuation of intangibles. Any adjustment will be immaterial.
On June 6, 2005, we acquired from Gulf States, substantially all of the assets of GSPP’s operations and assumed certain of Gulf States’ related liabilities. We have included the results of GSPP’s operations in our condensed consolidated financial statements since that date. The aggregate purchase price for the GSPP Acquisition was $552.4 million, net of cash received of $0.7 million, including expenses. The acquisition included $50.4 million of goodwill that we expect to be deductible for income tax purposes.
The following unaudited pro forma information reflects our consolidated results of operations as if the GSPP Acquisition had taken place on October 1, 2004. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2005 nor is it necessarily indicative of future results. Pro forma information in the table below is for the three and nine months ended June 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
(In millions, except per share data)	2005	2005
Net sales	$515.8	$1,546.5

Net income	$17.9	$25.2

Diluted earnings per common share	$0.50	$0.70

Summary of Restructuring and Other Initiatives
On March 17, 2006, we announced the closure of our Kerman, California folding carton plant. We transferred a substantial portion of the facility’s assets and production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value, recorded a charge for severance and other employee related costs, recorded a liability for future lease payments when we ceased operations at the facility, and recorded a charge for the impairment of the customer relationship intangible asset.
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
In the fourth quarter of fiscal 2005, we announced the closure of our Waco, Texas folding carton plant that we acquired as part of the GSPP Acquisition. We transferred the majority of the facility’s production to other plants. We classified the land and building as held for sale and we recorded a liability of $1.5 million primarily for severance and other employee related costs as part of the purchase.
In the fourth quarter of fiscal 2004, we announced the closure of our Otsego, Michigan paperboard mill. We transferred approximately one third of the production of this facility to our remaining mills and recognized an impairment charge to reduce the carrying value of the facility and certain equipment to its estimated fair value.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Fiscal 2006
We recorded aggregate pre-tax restructuring and other costs of $2.7 million for the third quarter of fiscal 2006. We incurred pre-tax charges of $2.0 million at our Kerman facility primarily to record a $1.0 million liability for future lease payments when we ceased operations at the facility, and $0.7 million to record a charge for the impairment of the customer relationship intangible asset. These two charges are reflected in the “Other” column in the table that follows under the heading “Summary of Restructuring and Other Charges.”
We recorded aggregate pre-tax restructuring and other costs of $7.2 million for the nine months ended June 30, 2006. We incurred pre-tax charges of $4.9 million at our Kerman facility primarily for equipment impairment, a charge for future lease payments when we ceased operations at the facility, a charge for the impairment of the customer relationship intangible asset, and severance and other employee costs. We incurred pre-tax charges of $0.7 million at our Marshville facility primarily for severance and other employee costs. We recorded additional pre-tax charges aggregating $1.6 million primarily for additional costs related to our Waco facility closure and GSPP transition costs.
The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the current quarter, the current fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in millions):
Summary of Restructuring and Other Charges

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Other	Total
Otsego, Paperboard	Current Qtr.	$—	$—	$—	$0.1	$—	$0.1
	Fiscal 2006	—	—	0.1	0.2	(0.1)	0.2
	Cumulative	14.5	2.0	0.8	0.9	0.1	18.3
	Expected Total	14.5	2.0	0.9	1.1	0.1	18.6
Waco, Packaging Products	Current Qtr.	(0.1)	—	0.1	0.2	—	0.2
	Fiscal 2006	(0.1)	—	0.3	0.3	—	0.5
	Cumulative	(0.1)	0.2	0.6	0.3	—	1.0
	Expected Total	(0.1)	0.2	0.6	0.6	0.1	1.4
Marshville, Packaging Products	Current Qtr.	—	—	—	—	—	—
	Fiscal 2006	—	0.6	0.1	—	—	0.7
	Cumulative	2.5	0.6	0.1	0.1	—	3.3
	Expected Total	2.5	0.6	0.2	0.2	0.2	3.7
Kerman, Packaging Products	Current Qtr.	0.1	—	0.1	—	1.8	2.0
	Fiscal 2006	1.9	0.9	0.1	—	2.0	4.9
	Cumulative	1.9	0.9	0.1	—	2.0	4.9
	Expected Total	1.9	1.1	0.3	0.4	2.1	5.8
Other	Current Qtr.	—	0.1	—	—	0.3	0.4
	Fiscal 2006	—	0.1	—	0.1	0.7	0.9
	Cumulative	—	0.1	—	0.1	0.7	0.9
	Expected Total	—	0.1	—	0.2	0.8	1.1

Totals	Current Qtr.	$—	$0.1	$0.2	$0.3	$2.1	$2.7

	Fiscal 2006	$1.8	$1.6	$0.6	$0.6	$2.6	$7.2

	Cumulative	$18.8	$3.8	$1.6	$1.4	$2.8	$28.4

	Expected Total	$18.8	$4.0	$2.0	$2.5	$3.3	$30.6

(a)	For purposes of the tables in this Note 6, we have defined “Net property plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The following table represents a summary of the restructuring accrual and a reconciliation of the accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of operations for the nine months ended June 30, 2006 (in millions):

	Accrual at				Accrual at
	September 30,	Additional		Adjustment	June 30,
	2005	Accruals	Payments	to Accruals	2006
Severance and other employee costs	$1.6	$1.3	$(1.5)	$(0.1)	$1.3
Other	0.1	1.2	—	—	1.3

Total restructuring	$1.7	$2.5	$(1.5)	$(0.1)	$2.6

Reconciliation of accruals and charges to Restructuring and Other Costs, net:

Additional accruals and adjustments to accruals (see table above)		$2.4
Net property, plant and equipment		1.8
Severance and other employee costs		0.4
Equipment and inventory relocation		0.6
Facility carrying costs		0.6
Other		1.4

Total restructuring and other costs, net		$7.2

The following table represents a summary of incremental restructuring accruals related to the costs to exit an activity of an acquired company that were established in accounting for the acquisition. The reserves are for the Waco plant consolidation acquired as part of the GSPP Acquisition for the nine months ended June 30, 2006 (in millions):

	Accrual at				Accrual at
	September 30,	Additional		Adjustment	June 30,
	2005	Accruals	Payments	to Accruals	2006
Severance and other employee costs	$1.5	$—	$(1.4)	$(0.1)	$—

Fiscal 2005
We recorded aggregate pre-tax restructuring and other costs of $0.8 million for the third quarter of fiscal 2005. We incurred pre-tax charges of $1.6 million for severance and other employee costs related to our folding carton division restructuring. The GSPP Acquisition included 11 folding carton facilities and we believe the restructuring of the division allowed us to more effectively manage the collective folding assets going forward. In April 2005, we sold 9.4 acres of real estate adjacent to our Norcross headquarters. We received proceeds of $2.8 million and recognized a pre-tax gain of approximately $1.9 million on the transaction. We recorded $1.1 million additional pre-tax charges primarily due to GSPP transition costs of $0.4 million, $0.3 million at our Otsego specialty recycled paperboard mill primarily for facility carrying costs, and $0.3 million for employee costs as discussed below for our St. Paul folding carton facility closure.
We recorded aggregate pre-tax restructuring and other costs of $4.0 million for the nine months ended June 30, 2005. We incurred pre-tax charges of $2.5 million for expenses related to the closure of our St. Paul folding carton facility. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process requires 1-on-1 training for a specific period of time per position. As a result, we incurred $2.2 million of severance and other employee costs that include $1.0 million of duplicate mill labor. We incurred pre-tax charges of $1.6 million for severance and other employee costs related to our folding division restructuring discussed above. At our Otsego specialty recycled paperboard mill we incurred pre-tax charges of $1.4 million in connection with the closure consisting primarily of $0.6 million of facility carrying costs and $0.5 million of equipment relocation costs. We recorded a charge of $0.6 million to expense previously capitalized patent defense costs associated with a patent from our former plastic packaging products business during the second quarter of 2005. This patent was not included in the sale of that business. During the first quarter of fiscal 2005, we received proceeds of $1.5 million from the sale of our Wright City laminated paperboard converting facility and reduced the previously recorded impairment charge by $0.7 million to record the property at fair value

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
less cost to sell. During the third quarter of fiscal 2005, we recognized a pre-tax gain of approximately $1.9 million for the sale of real estate adjacent to our Norcross headquarters. We recorded additional pre-tax charges aggregating $0.5 million primarily for GSPP transition costs and additional costs related to other plant closures.
The following table represents a summary of the restructuring accrual and a reconciliation of the accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of operations for the nine months ended June 30, 2005 (in millions):

	Accrual at				Accruals at
	September 30,	Additional		Adjustment	June 30,
	2004	Accruals	Payments	to Accruals	2005
Severance and other employee costs	$1.0	$2.5	$(1.9)	$(0.2)	$1.4
Other	0.1	—	—	—	0.1

Total restructuring	$1.1	$2.5	$(1.9)	$(0.2)	$1.5

Reconciliation of accruals and charges to Restructuring and Other Costs, net:

Additional accruals and adjustment to accruals (see table above)		$2.3
Severance and other employee costs		1.5
Facility carrying costs		0.8
Equipment and inventory relocation		0.7
Net property, plant and equipment		(0.7)
Other		(0.6)

Total restructuring and other costs, net		$4.0

Note 6. Tax Provision
The tax provision for the third quarter of fiscal 2006 includes tax benefits of $3.3 million primarily due to $1.2 million of research and development (“R&D”) tax credits for fiscal 2002 through 2005, and a $1.1 million tax benefit for a reduction in deferred tax liabilities due to recently enacted lower income tax rates in Canada. For the third quarter of fiscal 2005, we recorded a $5.6 million benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved.
The tax provision for the nine months ended June 30, 2006 includes net tax benefits of $1.8 million primarily due to $1.2 million of R&D tax credits for fiscal 2002 through 2005 and changes in tax reserves offset by net expense of $0.4 million resulting from the Quebec and Canadian tax law changes that we recorded in the first and third quarters of fiscal 2006, respectively, The tax provision for the nine months ended June 30, 2005 is lower than normal due to a $5.6 million benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved and an adjustment of $0.6 million that we recorded in the first quarter of fiscal 2005 related to the acquisition of the Athens corrugator. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004.
Note 7. Share-Based Compensation
We maintain a share-based compensation plan which allows for the issuance of nonqualified stock options and restricted shares. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a discounted price. Prior to fiscal 2006, we accounted for the plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because all stock options granted had an exercise price equal to the market value of the stock on the date of the grant, no expense was recognized. In addition, the employee stock purchase plan was considered noncompensatory and no expense related to this plan was recognized prior to fiscal 2006 and expense related to the grant of restricted stock was recognized.
Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R). The adoption of SFAS 123(R) did not have a material effect on our condensed consolidated financial statements. We chose the modified prospective method of adoption in which we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service has not yet been rendered based on the grant-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, for pro forma disclosures. Compensation expense in fiscal 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. In accordance with the modified prospective transition method, we netted the balance of Deferred Compensation previously displayed as a component of shareholders’ equity against additional paid-in capital for all periods presented. The balance of deferred compensation represented unrecognized compensation cost for restricted stock awards.
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
For the prior year pro forma information we recognized compensation cost over the explicit service period (for retirement eligible employees, this included the period up to the date of actual retirement). Upon adoption of SFAS 123(R), we recognize compensation cost over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123(R). Awards outstanding prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit service period. If we followed the nonsubstantive vesting provisions of SFAS 123(R) for retirement eligible employees, the impact on pro forma net income and pro forma diluted earnings per share would have been de minimis.
The following disclosure shows what our net income and earnings per share would have been using the fair value measurement model under SFAS 123(R) (in millions, except per share data):

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$12.0	$12.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.4)	(3.1)

Pro forma net income	$10.9	$10.4

Earnings per share:
Basic — as reported	$0.34	$0.36

Basic — pro forma	$0.31	$0.29

Diluted — as reported	$0.33	$0.35

Diluted — pro forma	$0.30	$0.29

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
We applied the following weighted average assumptions to grants made in the following periods:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Expected Term in Years	7	7	7	7
Expected Volatility	42.9%	44.2%	42.9%	44.1%
Risk-Free Interest Rate	5.1%	4.1%	5.1%	4.1%
Dividend Yield	2.6%	2.6%	2.6%	2.6%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
The table below summarizes the changes in all stock options during the nine months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2005	3,986,103	$13.90
Granted	50,000	16.46
Exercised	(240,267)	12.40
Expired	(63,367)	17.59
Forfeited	(2,000)	14.01

Outstanding at June 30, 2006	3,730,469	$13.96	5.5 years	$9.5

Exercisable at June 30, 2006	3,644,478	$13.92	5.4 years	$9.4

Our results of operations for the three and nine months ended June 30, 2006 include $0.06 million and $0.2 million of compensation expense for stock options (net of approximately $0.04 million and $0.1 million of income taxes), respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 was $0.4 million. There were no options exercised during the three months ended June 30, 2005. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 was $0.7 million and $0.3 million, respectively.
A summary of the status of our nonvested options as of June 30, 2006, and changes during the nine months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Nonvested at September 30, 2005	246,999	$5.75
Granted	50,000	6.50
Vested	(209,008)	5.75
Forfeited	(2,000)	5.71

Nonvested at June 30, 2006	85,991	$6.19

As of June 30, 2006, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a period of 3.0 years. We amortize these costs using the accelerated attribution method.
SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of approximately $0.2 million were included in cash used for financing activities for the nine months ended June 30, 2006.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Restricted Stock
A summary of our unvested restricted stock awards as of September 30, 2005 and changes during the nine months ended June 30, 2006 is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Unvested at September 30, 2005	508,831	$13.55
Granted	609,500	13.56
Vested	(92,501)	14.24
Forfeited	—	—

Unvested at June 30, 2006	1,025,830	$13.49

Our results of operations for the three and nine months ended June 30, 2006 includes $0.8 million and $1.7 million of compensation expense for restricted stock, respectively. Our results of operations for the three and nine months ended June 30, 2005 includes $0.4 million and $1.1 million of compensation expense for restricted stock, respectively. During the second quarter of fiscal 2006, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors. We will recognize a total of $0.3 million in compensation expense ($0.2 million and $0.1 million in fiscal 2006 and 2007, respectively) in connection with these shares. In the third quarter of fiscal 2006, 591,500 shares of restricted stock were granted to employees. One-third of the shares have a performance condition and service condition and two-thirds of the shares have a market condition and service condition. The shares are not issued and do not have dividend or voting rights until the respective performance and market conditions are reached. The shares will vest when both the service and respective performance or market conditions are achieved. The service condition is met upon completion of required service in one third increments on the third, fourth and fifth anniversary of the grant date. Expense is recognized on the shares granted with a performance condition and service condition over the explicit service period because it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition over the requisite service period which is based on the longer of the derived service period or explicit service period. The May 2006 grants that contained a market condition and service condition were valued using a binomial model. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 2.57%, a risk free rate of 4.95%, and forfeitures of 7.62%. We will recognize a total of $8.0 million in compensation expense ($0.9 million in fiscal 2006, $2.1 million in each of fiscal 2007 and 2008, $1.7 million in fiscal 2009, $0.9 million in fiscal 2010, and $0.3 million in fiscal 2011) in connection with these shares.
There was approximately $10.6 million of total unrecognized compensation cost related to unvested restricted shares as of June 30, 2006 that will be recognized over a weighted average remaining vesting period of 3.12 years. We have restricted shares outstanding granted in fiscal 2002, 2003, 2004, and 2005, each of which vests upon completion of required service in one third increments on the third, fourth and fifth anniversary of the grant date. The grants are subject to earlier vesting upon satisfaction of certain earnings improvement criteria specific to each award in one third increments on the first, second and third anniversary of the grant date. The measurement date for early vesting of all of these grants is March 31 of the respective year. None of the early vesting periods for fiscal 2003, 2004, or 2005 grants have been satisfied.
Employee Stock Purchase Plan
Under the Amended and Restated 1993 Employee Stock Purchase Plan (the “Plan”), shares of common stock are reserved for purchase by substantially all of our qualifying employees. In January 2004, our board of directors amended the Plan to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 3,320,000 shares of common stock. During the three and nine months ended June 30, 2006, employees purchased approximately 76,000 and 248,000 shares under the Plan, respectively. We recognized $0.2 million and $0.5 million in expense relating to the Plan for the three and nine months ended June 30, 2006, respectively. As of June 30, 2006, approximately 326,000 shares of common stock remained available for purchase under the Plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 8. Inventories
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

	June 30,	September 30,
	2006	2005
Finished goods and work in process	$136.3	$134.2
Raw materials	71.8	59.9
Supplies and spare parts	35.0	30.7

Inventories at FIFO cost	243.1	224.8
LIFO reserve	(24.8)	(22.8)

Net inventories	$218.3	$202.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9. Debt
The following were individual components of debt (in millions):

	June 30,	September 30,
	2006	2005
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.2 and $0.2	$99.8	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.2	2.4

	102.0	102.2

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.3 and $0.4	249.7	249.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	8.7	9.9

	258.4	259.5

Term debt (a)	250.0	250.0

Revolving credit facility (a)	121.1	216.0

Receivables-backed financing facility (b)	85.4	55.0
Industrial development revenue bonds, bearing interest at variable rates (5.79% at June 30, 2006, and 4.30% at September 30, 2005), due through October 2036	30.1	30.1
Other notes	1.9	2.3

	848.9	915.1
Less total current portion of debt	111.3	62.1

Long-term debt due after one year	$737.6	$853.0

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$838.0	$902.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	10.9	12.3

	$848.9	$915.1

A portion of the debt classified as long term may be paid down earlier than scheduled at our discretion without penalty if our cash balances and expected future cash flows support such action.
For a discussion of certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2005 Form 10-K. Other than the items noted below, there have been no significant developments.

(a)	The Senior Credit Facility includes revolving credit, swing and term loan facilities in the aggregate principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. At June 30, 2006, we had aggregate outstanding letters of credit under this facility of approximately $44 million. At June 30, 2006, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $85 million. The applicable margin for determining the interest rate applicable to Base Rate Loans ranges from 0.000% to 0.750% and LIBOR Loans from .875% to 1.75% based on the ratio of our consolidated funded debt to EBITDA as defined in the credit agreement (“Credit Agreement EBITDA”). The applicable percentage for determining the facility commitment fee ranges from 0.175% to 0.400% of the aggregate borrowing availability based on the ratio of our consolidated funded debt to Credit Agreement EBITDA. At June 30, 2006, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to Base Rate Loans were 1.75% and 0.75%, respectively. At September 30, 2005, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to Base Rate Loans were 1.50% and 0.50%, respectively. The facility commitment fee at June 30, 2006 and September 30, 2005 was 0.40% and 0.325% of the unused amount, respectively.

(b)	On October 26, 2005, we increased the receivables-backed financing facility (“Receivables Facility”) from $75.0 to $100.0 million. The new facility is scheduled to expire on October 25, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At June 30, 2006, maximum available borrowings under this facility were approximately $85.4 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.52% as of June 30, 2006. The borrowing rate at September 30, 2005 was 4.10%.
Interest on our 8.20% notes due August 2011 (“August 2011 notes”) is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 notes”) is payable in arrears each September and March. Our August 2011 and March 2013 notes are unsecured facilities. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions.
Interest Rate Swaps
We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In June and September 2005, we entered into $350.0 million notional amount and $75.0 million notional amount of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. These swaps were terminated in February 2006. We realized net proceeds of $9.9 million upon termination. New swaps for identical notional amounts were entered into concurrently with the termination. These swaps were terminated in June 2006. We realized net proceeds of $4.6 million upon termination. We entered into new swaps for $390.0 million notional amount concurrently with the termination. Cash flows from terminated interest rate swaps are classified in the same category as the cash flows from the items being hedged. Unrecognized amounts related to terminated swaps are amortized to earnings over the remaining term of the hedged item. The amount of ineffectiveness recorded in the results of operations for the three and nine month periods ended June 30, 2006 and 2005 was minimal. The fair value of our swaps was a liability of $0.2 million at June 30, 2006.
Note 10. Retirement Plans
The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$2.5	$2.5	$7.2	$7.1
Interest cost	4.4	4.4	13.5	13.3
Expected return on plan assets	(5.5)	(4.8)	(15.4)	(14.4)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of net loss	1.9	1.8	5.8	5.3
Pension curtailment income	—	—	—	(0.4)

Company defined benefit plan expense	3.3	3.9	11.2	11.0
Multi-employer plans for collective bargaining employees	0.1	0.1	0.4	0.4

Net pension cost	$3.4	$4.0	$11.6	$11.4

We had no required minimum contributions for fiscal 2006. During the three and nine month periods ended June 30, 2006, we contributed $11.6 million and $20.6 million to our pension plans, respectively. We do not plan on making additional contributions to the pension plans this fiscal year. We will update our actuarial funding studies for fiscal 2007. We expect that if the published yield of the Moody’s AA Utility Bond Index remains at its current level, we will contribute approximately $12 to $15 million to our pension plans in fiscal 2007. During the nine months ended June 30, 2005, we made a voluntary contribution of $7.3 million to our five defined benefit pension plans.
The Supplemental Executive Retirement Plan (“SERP”) is designed to supplement a participant’s benefit under our pension plan for a relatively small number of participants. In November 2005, the SERP was amended to provide that the benefit would be paid as a lump sum for participants whose employment terminates on or after November 11, 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
The Supplemental Retirement Savings Plan was modified in the first quarter of fiscal 2006 to include a subplan covering certain highly compensated employees who have their contributions to their 401(k) plan restricted due to the nondiscrimination testing results. Eligible subplan participants can contribute up to a designated unmatched dollar amount on a pre-tax basis.
Note 11. Commitments and Contingencies
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
We have been identified as a potentially responsible party (“PRP”) at 11 active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these eleven sites:
•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of nine sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:
•	With respect to each of six sites, we determined that it was appropriate to conclude that, while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

•	With respect to each of two sites, we have preliminarily determined that it was appropriate to conclude that the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.

•	With respect to one of the sites, we have preliminarily determined that it is probable that we have incurred a liability with respect to this site. The status of the site is unknown, pending further investigation.
In addition to the above mentioned sites, four of our current or former locations are being investigated under various State regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant. Additional information on the four sites follows:
•	Contamination was discovered at the time of the GSPP Acquisition at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition and we believe that we have strong defenses under applicable laws with respect to any pre-closing environmental contamination.

•	One of these sites is one of our former locations that is involved in a clean-up under the state hazardous waste sites program. Investigations of a few areas of concern are continuing.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by it.
Except as stated above, we can make no assessment of our potential liability, if any, with respect to any site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any of these sites and that the remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. There can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all costs and expenses.
Guarantees
We have made the following guarantees to unconsolidated third parties as of June 30, 2006:
•	We have a 49% ownership interest in Seven Hills. The partners guarantee funding of net losses in proportion to their share of ownership.

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.
Over the past several years, we have disposed of assets and subsidiaries and have assigned liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Our specified maximum aggregate potential liability on an undiscounted basis is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and environmental matters, with respect to which there may be no limitation. We estimate our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
Insurance Placed with Kemper
During fiscal 1985 through 2002, Kemper Insurance Companies/Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. If Kemper is ultimately unable to pay such liabilities, we believe the range of our liability is between approximately $0 and $3 million, and we are unable to estimate the liability more specifically because of the factors described above. There can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.
Note Receivable
We have a note receivable from an obligor who has filed for chapter eleven bankruptcy protection. Based on the terms of the note, we believe that it is more likely than not that no loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales (aggregate):
Packaging Products	$326.2	$239.2	$947.0	$679.8
Merchandising Displays	93.4	83.5	254.2	249.1
Paperboard	204.1	155.0	597.5	415.5

Total	$623.7	$477.7	$1,798.7	$1,344.4

Less net sales (intersegment):
Packaging Products	$0.8	$1.0	$2.0	$2.5
Merchandising Displays	1.9	1.0	5.0	3.1
Paperboard	72.7	51.1	223.3	134.0

Total	$75.4	$53.1	$230.3	$139.6

Net sales (unaffiliated customers):
Packaging Products	$325.4	$238.2	$945.0	$677.3
Merchandising Displays	91.5	82.5	249.2	246.0
Paperboard	131.4	103.9	374.2	281.5

Total	$548.3	$424.6	$1,568.4	$1,204.8

Segment income:
Packaging Products	$13.2	$10.6	$33.4	$21.6
Merchandising Displays	2.6	6.4	10.0	13.9
Paperboard	18.9	7.6	33.7	15.6

Total segment income	34.7	24.6	77.1	51.1

Restructuring and other costs, net	(2.7)	(0.8)	(7.2)	(4.0)
Other non-allocated expenses	(4.7)	(3.9)	(16.0)	(10.4)
Interest expense	(14.3)	(9.1)	(42.1)	(22.3)
Interest and other income	0.6	0.3	1.2	0.4
Minority interest in income of consolidated subsidiaries	(1.6)	(1.4)	(4.7)	(3.0)

Income before income taxes	$12.0	$9.7	$8.3	$11.8

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2005 Form 10-K, which we filed with the SEC on December 19, 2005. The table in “Note 12. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our three segments.
Overview
Operating profit increased $6.1 million in the third quarter of fiscal 2006 based on the performance in our two largest business segments. Good demand and pricing improvements for recycled paperboard and the acquisition of our bleached board mill resulted in much higher earnings in our paperboard mills and increased Paperboard segment income 148.7% over the prior year. Sales growth in our core folding carton business and the contributions from the folding carton plants acquired in the third quarter of fiscal 2005 increased Packaging Products segment income 24.5% over the prior year.
Operating profit was improved by synergies we continue to realize from the GSPP Acquisition and lower fiber prices. Partially offsetting these improvements were increased energy costs, a mechanical failure of the white liquor clarifier at our bleached board mill, losses incurred at Kerman, California folding carton facility that was closed in the third quarter of fiscal 2006 and at our Mexico display facility, which we are in the process of exiting.
Our Net Debt (as hereinafter defined) was $830.0 million at June 30, 2006 compared to $876.0 at September 30, 2005. Net debt has been reduced by $46.0 million in the nine months ended June 30, 2006. During the nine months ended June 30, 2006 we paid $7.8 million for the purchase of businesses and contributed $20.6 million to our pension plans.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30,	Quarter	Year
2005	$385.8	$394.4	$424.6	$1,204.8	$528.7	$1,733.5
2006	$490.4	$529.7	$548.3	$1,568.4
% Change	27.1%	34.3%	29.1%	30.2%
Net sales in the third quarter of fiscal 2006 increased compared to the third quarter of fiscal 2005 primarily due to the June 2005 GSPP Acquisition. Excluding the net increase of $87.0 million of net sales from the acquired assets, our sales increased by 9.5%.
Net sales in the nine months ended June 30, 2006 were higher than the nine months ended June 30, 2005 primarily due to the GSPP Acquisition. Excluding the net increase of $330.2 million of net sales from the acquired assets, our sales increased by 2.9%.
Cost of Goods Sold

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30,	Quarter	Year
2005	$330.8	$336.0	$352.7	$1,019.5	$439.7	$1,459.2
(% of Net Sales)	85.7%	85.2%	83.1%	84.6%	83.2%	84.2%
2006	$430.8	$440.5	$456.3	$1,327.6
(% of Net Sales)	87.8%	83.2%	83.2%	84.6%

Cost of goods sold increased in the third quarter of fiscal 2006 compared to the prior year third quarter primarily due to the GSPP Acquisition, higher raw material prices and higher energy prices, that were partially offset by lower fiber prices. Excluding amounts attributable to the GSPP Acquisition, freight costs increased $3.2 million during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.
Cost of goods sold increased in the nine months ended June 30, 2006 compared to the prior year period primarily due to the GSPP Acquisition, higher raw material prices and higher energy costs, which were partially offset by lower fiber prices. Excluding amounts attributable to the GSPP Acquisition, freight costs increased $7.9 million, workers’ compensation expense increased $2.1 million, and group insurance expense decreased $3.4 million during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.
Selling, General and Administrative Expenses

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended June 30,	Quarter	Year
2005	$45.8	$47.9	$49.9	$143.6	$61.4	$205.0
(% of Net Sales)	11.9%	12.1%	11.8%	11.9%	11.6%	11.8%
2006	$57.1	$62.0	$62.0	$181.1
(% of Net Sales)	11.6%	11.7%	11.3%	11.5%
Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $12.1 million higher than in the prior year third quarter primarily as a result of SG&A expenses from the GSPP locations we acquired. Additionally, excluding amounts attributable to the GSPP Acquisition, bonus expense increased $1.7 million; SG&A salaries increased $1.2 million primarily to support other product offerings; and bad debt expense increased $2.6 million compared to the prior year quarter resulting from increased total exposure to and decrease in the credit quality of several customers.
SG&A expenses decreased as a percentage of net sales in the nine months ended June 30, 2006, compared to the same period last year primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $37.5 million higher than in the prior year nine months primarily as a result of SG&A expenses from the GSPP locations we acquired. Additionally, excluding amounts attributable to the GSPP Acquisition, bonus expense increased $5.6 million, professional fees and services increased $3.9 million primarily due to third party costs we incurred to comply with the Sarbanes-Oxley Act, including increased audit fees, SG&A salaries increased $3.3 million primarily to support other product offerings, bad debt expense increased $2.8 million, travel and entertainment expense increased $1.3 million, and stock based compensation expense increased $1.1 million. Amortization expense increased $2.3 million due to intangible assets acquired in the GSPP Acquisition.
Restructuring and Other Costs
We recorded aggregate pre-tax restructuring and other costs of $2.7 million and $0.8 million in the third quarter of fiscal 2006 and 2005, respectively. We recorded pre-tax restructuring and other costs of $7.2 million and $4.0 million in the nine months ended June 30, 2006 and 2005, respectively. We discuss these charges in more detail in “Note 5. Acquisitions, Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Unconsolidated Joint Venture
During the quarter ended June 30, 2006, our share of the results of the Seven Hills joint venture was breakeven, as compared to a loss of $1.3 million for the same quarter last year. During the nine months ended June 30, 2006, our share of the joint venture’s reported income was $1.4 million, as compared to a loss of $1.0 million for the same period last year. The loss for the prior year quarter, and for the nine months ended June 30, 2005, reflect our estimate of our share of the adverse impact of a preliminary settlement of arbitration between us and our joint venture partner, which was recorded in the third quarter of 2005. This arbitration centered on the price we had previously charged, and could in the future charge Seven Hills for certain energy costs and other services, as well as the price Seven Hills had previously charged, and could in the future charge our joint venture partner for product sold to our joint venture partner. The final settlement notice was received in December 2005. At that time, we determined that a portion of the adverse impact previously recorded no longer was required and the excess amount of $1.2 million was released to income in the first quarter of 2006.
Interest Expense
Interest expense for the third quarter of fiscal 2006 increased $5.2 million to $14.3 million from $9.1 million for the same quarter last year due primarily to our increased debt levels following the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $4.6 million and higher interest rates, net of swaps, increased interest expense by approximately $0.6 million.
Interest expense for the nine months ended June 30, 2006 increased $19.8 million to $42.1 million from $22.3 million for the same period last year due primarily to our increased debt levels following the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $18.2 million and higher interest rates, net of swaps, increased interest expense by approximately $1.6 million.
Interest and Other Income
Interest and other income for the third quarter of fiscal 2006 was $0.6 million compared to $0.3 million in the same quarter last year. We sold our Fort Worth Recycle facility and received proceeds of $2.1 million and recorded a gain on sale of $0.8 million in the third quarter of fiscal 2006.
Interest and other income for the nine months ended June 30, 2006 was $1.2 million compared to $0.4 million in the same period last year. In the second fiscal quarter of 2006 we sold our Dallas Recycle equipment and the majority of the customers from that facility and received proceeds of $0.9 million and recorded a gain on sale of $0.6 million. The Fort Worth Recycle facility was sold in our third fiscal quarter as discussed above. These facilities were immaterial for restatement as discontinued operations for all periods presented.
Minority Interest
Minority interest in income of our consolidated subsidiaries for the third quarter of fiscal 2006 increased 14.3% to $1.6 million from $1.4 million in the third quarter of fiscal 2005. Minority interest in income of our consolidated subsidiaries for the nine months ended June 30, 2006 increased 56.7% to $4.7 million from $3.0 million for the same period last year. The increases were primarily due to the acquisition of our 60% ownership share in GSD as part of the GSPP Acquisition.
Provision for Income Taxes
The tax provision for the third quarter of fiscal 2006 includes tax benefits of $3.3 million primarily due to $1.2 million of R&D tax credits for fiscal 2002 through 2005, and a $1.1 million tax benefit for a reduction in deferred tax liabilities due to recently enacted lower income tax rates in Canada. For the third quarter of fiscal 2005, we recorded a $5.6 million benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved.
The tax provision for the nine months ended June 30, 2006 includes net tax benefits of $1.8 million primarily due to $1.2 million of R&D tax credits for fiscal 2002 through 2005 and changes in tax reserves offset by net expense of $0.4 million resulting from the Quebec and Canadian tax law changes that we recorded in the first and third quarters of fiscal 2006, respectively, The tax provision for the nine months ended June 30, 2005 is lower than normal due to a $5.6 million benefit resulting primarily from the resolution of historical federal and state tax deductions that we had previously reserved and an adjustment of $0.6 million that we recorded in the first quarter of fiscal 2005 related to the acquisition of the Athens corrugator. We originally recorded this adjustment as a reduction of tax expense in the year ended September 30, 2004. We estimate that the annual marginal effective income tax rate as of June 30, 2006 was approximately 38%.

Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$221.8	$5.3	2.4%
Second Quarter	218.8	5.7	2.6
Third Quarter	239.2	10.6	4.4

Nine Months Ended June 30, 2005	679.8	21.6	3.2
Fourth Quarter	314.2	11.8	3.8

Fiscal 2005	$994.0	$33.4	3.4%

First Quarter	$301.1	$6.8	2.3%
Second Quarter	319.7	13.4	4.2
Third Quarter	326.2	13.2	4.0

Nine Months Ended June 30, 2006	$947.0	$33.4	3.5%

Net Sales (Packaging Products Segment)
The 36.4% increase in net sales for the Packaging Products segment for the third quarter of fiscal 2006 compared to the prior year third quarter was primarily due to sales to the customers acquired in the GSPP Acquisition. Excluding the GSPP sales, net sales for the Packaging Products segment increased 8.4% primarily due to demand for consumer packaging that more than offset the loss of a portion of the sales from folding carton facilities we have closed in the past year.
The 39.3% increase in net sales for the Packaging Products segment for the nine months ended June 30, 2006 compared to the prior year period was primarily due to sales to customers acquired in the GSPP Acquisition. Excluding the GSPP sales, net sales for the Packaging Products segment increased 3.6% primarily due to demand for consumer packaging.
Operating Income (Packaging Products Segment)
Operating income of the Packaging Products segment for the quarter ended June 30, 2006 increased 24.5% compared to the prior year third quarter primarily due to the earnings from the plants we acquired in the GSPP Acquisition. Return on sales decreased due to increased material costs. Operating income was reduced by increased freight costs of $2.4 million and pre-tax operating losses of $1.0 million at our Kerman, California folding carton facility that was closed in the third quarter of fiscal 2006. Excluding amounts attributable to the GSPP Acquisition, bad debt expense increased $1.0 million.
Operating income of the Packaging Products segment for the nine months ended June 30, 2006 increased 54.6% compared to the prior year period primarily due to the earnings from the Gulf States plants we acquired in the GSPP Acquisition. Return on sales increased despite increased material costs. Operating income in the nine months ended June 30, 2006 was also reduced by pre-tax operating losses of $3.8 million at our previously closed folding carton facilities and the Kerman, California folding carton facility that was closed in the third quarter of fiscal 2006. Excluding amounts attributable to the GSPP Acquisition, operating income for the segment was decreased by increased bonus expense of $3.0 million, higher freight costs of $5.1 million and increased bad debt expense of $1.0 million; partially offsetting those costs was a decrease in group insurance expense of $2.1 million. Amortization expense increased $1.5 million due to intangible assets acquired in the GSPP Acquisition.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Operating	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$79.5	$2.7	3.4%
Second Quarter	86.1	4.8	5.6
Third Quarter	83.5	6.4	7.7

Nine Months Ended June 30, 2005	249.1	13.9	5.6
Fourth Quarter	84.7	7.2	8.5

Fiscal 2005	$333.8	$21.1	6.3%

First Quarter	$75.4	$3.2	4.2%
Second Quarter	85.4	4.2	4.9
Third Quarter	93.4	2.6	2.8

Nine Months Ended June 30, 2006	$254.2	$10.0	3.9%

Net Sales (Merchandising Displays Segment)
Net sales for the Merchandising Displays segment increased $9.9 million in the third quarter of fiscal 2006 compared to the prior year third quarter. The increase was primarily due to increased corrugated sheet sales.
The 2.0% increase in net sales for the Merchandising Displays segment for the nine months ended June 30, 2006 compared to the prior year period was primarily due to increased corrugated sheet sales that were partially offset by lower display sales due to decreased promotional orders from some of our largest customers.
Operating Income (Merchandising Displays Segment)
Operating income attributable to the Merchandising Displays segment for the third quarter of fiscal 2006 decreased primarily due to the $1.7 million of operating losses reported at our Mexico display operations, which we are in the process of exiting. An unfavorable sales mix, increased raw material prices and increased freight expense also reduced operating income. SG&A salaries increased $0.8 million primarily to support other product offerings.
Operating income attributable to the Merchandising Displays segment for the nine months ended June 30, 2006 decreased from the prior year due to lower display sales due to decreased promotional orders. Increased raw material prices and increased freight expense of $0.8 million reduced operating income. SG&A salaries increased $2.0 million primarily to support other product offerings and bad debt expense increased $1.0 million.

Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Operating		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped (b)	Shipped (b)	Price (c)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467
Second Quarter	131.8	3.6	2.7	209.7	45.2	n/a	n/a	472
Third Quarter	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491

Nine Months Ended June 30, 2005	415.5	15.6	3.8	631.9	132.7	26.7	6.9	477
Fourth Quarter	199.9	16.0	8.0	209.7	44.8	84.2	23.1	523

Fiscal 2005	$615.4	$31.6	5.1%	841.6	177.5	110.9	30.0	$492

First Quarter	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526
Third Quarter	204.1	18.9	9.3	220.6	44.2	76.6	23.7	539

Nine Months Ended June 30, 2006	$597.5	$33.7	5.6%	652.4	134.6	236.5	66.6	$530

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b)	Bleached paperboard and market pulp tons shipped begin in June 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.
Net Sales (Paperboard Segment)
Our Paperboard segment net sales in the third quarter of fiscal 2006 increased 31.7% compared to the third quarter of fiscal 2005 due to the GSPP Acquisition, demand for recycled paperboard and higher pricing. Recycled paperboard tons shipped increased 3.3% compared to the same period last year.
Our Paperboard segment net sales in the nine months ended June 30, 2006 increased 43.8% compared to the same period last year due to the GSPP Acquisition and strong second quarter demand for recycled paperboard and higher pricing. Recycled paperboard tons shipped increased 2.9% compared to the same period last year.
Operating Income (Paperboard Segment)
Operating income attributable to the Paperboard segment for the third quarter of fiscal 2006 increased $11.3 million compared to the prior year third quarter due to good demand and pricing improvements for recycled paperboard and the acquisition of our bleached board mill. Operating income in the segment was reduced by approximately $4.5 million for a mechanical failure of the white liquor clarifier at our bleached board mill. Our recycled paperboard mills operated at 96% of capacity in the third quarter compared to 93% in the prior year quarter. Lower fiber costs amounting to $3.4 million more than offset increases in energy, chemical and freight costs of $2.0 million at our recycled paperboard mills.
Operating income attributable to the Paperboard segment for the nine months ended June 30, 2006 increased $18.1 million compared to the same period last year due to increased demand and pricing improvements for recycled paperboard and the acquisition of our bleached board mill. Operating income was reduced by the sharp increase in natural gas prices following Hurricane Katrina, the annual maintenance shutdown in October and November 2005 of our bleached paperboard mill that we acquired in the GSPP Acquisition, a mechanical failure of the white liquor clarifier at our bleached board mill, and increased by the higher operating rates in our recycled paperboard mills and income contributed from our bleached paperboard mill. Our recycled paperboard mills operated at 95% of capacity in the nine months ended June 30, 2006 compared to 92% in the same period last year. Increased energy, chemical, and freight costs amounting to $15.2 million at our recycled paperboard mills more than offset decreases in fiber costs of $14.5 million. Additionally, group insurance expense decreased by $1.9 million and amortization expense increased $0.9 million due to the GSPP Acquisition.
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
Cash and cash equivalents was $8.0 million at June 30, 2006, compared to $26.8 million at September 30, 2005, an aggregate decrease of $18.8 million. Our debt balance at June 30, 2006 was $848.9 million compared to $915.1 million on September 30, 2005, a decrease of $66.2 million. Our debt exposes us to changes in interest rates. We use swap instruments to manage the interest rate characteristics of our outstanding debt. In June and September 2005, we entered into $350.0 million and $75.0 million of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. In February 2006 we terminated these swaps and received proceeds of $9.9 million. In February 2006 we entered into $425.0 million of floating-to-fixed interest rate swaps and designated them as cash flow hedges of a like amount of our floating rate debt. These swaps were terminated in June 2006. We realized net proceeds of $4.6 million upon termination. New swaps for $390.0 million notional amount were entered into concurrently with the termination. We financed the GSPP Acquisition primarily with debt in June 2005. We have established a goal to reduce our Net Debt (as hereinafter defined) by $180.0 million by September 2007. For this goal, we assumed our debt would equal our March 31, 2005 Net Debt of $396.3 million plus the purchase price of $552.4 million and that we would reduce our Net Debt by $180.0 million to $768.7 million by September 2007. Our actual Net Debt at June 30, 2006 was $830.0 million. As such, we have reduced debt for the purpose of this goal by $118.7 million.
We have a Senior Credit Facility that includes revolving credit and term loan facilities in the aggregate principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010, and includes certain restrictive covenants. We had $250.0 million outstanding under our term loan facility at both June 30, 2006 and September 30, 2005. At June 30, 2006, we had aggregate outstanding letters of credit under this facility of approximately $44 million. At June 30, 2006, due to the covenants in the Senior Credit Facility, maximum additional available borrowings under this facility were approximately $85 million. In October 2005, we increased our 364-day receivables-backed financing facility from $75.0 million to $100.0 million. It is scheduled to expire on October 25, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At June 30, 2006, maximum available borrowings under this facility were approximately $85.4 million. At June 30, 2006 and September 30, 2005, we had $85.4 million and $55.0 million, respectively, outstanding under our receivables-backed financing facility. At June 30, 2006 and September 30, 2005, we had $121.1 million and $216.0 million, respectively, outstanding under our revolving credit facility that is part of our Senior Credit Facility.
Net cash provided by operating activities during the nine months ended June 30, 2006 and 2005 was $105.4 million and $98.7 million, respectively. The increase was primarily due to the proceeds from the termination of interest rate swap contracts and higher earnings before depreciation and amortization resulting from the GSPP Acquisition. Working capital decreased $8.5 million for the nine months ended June 30, 2006 compared to $18.1 million in the prior year period primarily due to higher inventories and accounts receivable offset by higher accounts payables resulting from a change in timing of vendor payments.
Net cash used for investing activities was $49.6 million during the nine months ended June 30, 2006 compared to $554.7 million for the comparable period of the prior year. Net cash used for investing activities in fiscal 2006 consisted primarily of $46.2 million of capital expenditures. Additionally, cash paid for the purchase of businesses was $7.8 million primarily for two Packaging Products segment acquisitions. Net cash used for investing activities in the fiscal 2005 period consisted primarily of $554.0 million for the purchase of GSPP, and $34.2 million of capital expenditures that were partially offset by net sales of $28.2 million of marketable securities, and proceeds from the sale of property, plant and equipment of $5.3 million, which consisted primarily of $2.8 million for the sale of land adjacent to our Norcross headquarters, and $1.5 million for our previously closed Wright City laminated paperboard converting facility.

Net cash used for financing activities was $74.0 million during the nine months ended June 30, 2006 and cash provided by financing activities was $454.4 million in the same period last year. In fiscal 2006 net cash used consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of common stock. In fiscal 2005 net cash provided by financing activities consisted primarily of net additions to debt to finance the GSPP Acquisition and the issuance of common stock, which were partially offset by debt issuance costs, cash dividends paid to shareholders, payment on termination of swaps, and distribution to minority shareholders.
Our capital expenditures aggregated $46.2 million during the nine months ended June 30, 2006. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will be in the range of $60 to $65 million in fiscal 2006. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital.
Primarily as a result of the step-up in the tax basis of the Gulf States fixed assets and the future tax depreciation from these assets, we do not anticipate paying any U.S. federal income taxes in fiscal 2006.
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
In December 2005, February 2006 and May 2006, we paid quarterly dividends of $0.09 per share, indicating an annualized dividend of $0.36 per year, on our common stock.
Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R). The adoption of SFAS 123(R) did not have a material effect on our condensed consolidated financial statements. In May 2006, 591,500 shares of restricted stock were granted to employees. One-third of the shares have a performance condition and service condition and two-thirds of the shares have a market condition and service condition. See “Note 7. Share-Based Compensation – Restricted Stock” of the Notes to the Condensed Consolidated Financial Statements included herein for a full description of our stock grants. In prior years we had issued a combination of stock options and restricted stock. The restricted stock issued in prior years has a performance condition and service condition. The May 2006 grants that contained a market condition and service condition were valued using a binomial model.
Contractual Obligations
For a discussion of contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” section in our Fiscal 2005 Form 10-K. There have been no material developments with respect to contractual obligations.
New Accounting Standards
See “Note 2. New Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
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
Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-Term Debt (in millions):

	June 30,	September 30,	March 31,
	2006	2005	2005
Total Current Portion of Debt	$111.3	$62.1	$75.1
Total Long-Term Debt	737.6	853.0	390.7

	848.9	915.1	465.8
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(10.9)	(12.3)	(18.7)
Less: Hedge Adjustments Resulting From Existing Fair Value Interest Rate Derivatives or Swaps	—	—	8.9

	838.0	902.8	456.0
Less: Cash and Cash Equivalents	(8.0)	(26.8)	(28.5)
Less: Investment in Marketable Securities	—	—	(31.2)

Net Debt	$830.0	$876.0	$396.3

Forward-Looking Statements
Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2006; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our acquisition of the GSPP business and our ability to realize expected synergies from the GSPP Acquisition; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2005 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.
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

ROCK-TENN COMPANY
(Registrant)

Date: August 4, 2006	By: /s/ Steven C. Voorhees
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
Additional Exhibits
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