Form 10-K
period 2006-09-30
Rock-Tenn CO
filed 2006-11-22
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $14.99 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $474 million.

As of November 10, 2006, the registrant had 37,874,156 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we,” “us,” “our” or “Rock-Tenn” refers to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and GSD Packaging, LLC, (“GSD.”) We own 65% of RTS and conduct our interior packaging business through RTS. We own 60% of GSD and conduct some of our folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills.”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate. All references in the accompanying financial statements and this Annual Report to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products which would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora mill.

General

We are primarily a manufacturer of packaging products, paperboard and merchandising displays. We operate a total of 92 facilities located in 26 states, Canada, Mexico, Chile and Argentina.

Products

We report our results of operations in four segments: (1) Packaging Products, (2) Paperboard, (3) Merchandising Displays, and (4) Corrugated. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.” For non-US financial information operations, see “Note 19. Segment Information” of the Notes to Consolidated Financial Statements.

Packaging Products Segment

In our Packaging Products segment, we manufacture folding cartons and solid fiber interior packaging.

Folding Cartons.  We believe we are one of the largest manufacturers of folding cartons in North America measured by net sales. Customers use our folding cartons to package dry, frozen and perishable foods for the retail sale and quick-serve markets; beverages; paper goods; automotive products; hardware; health care and nutritional food supplement products; household goods; healthcare and beauty aids; recreational products; apparel; and other products. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard to customer specifications. We ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, and double coating technologies. We support our customers with new product development, graphic design and packaging systems services. Three of our plants are part of the GSD joint venture that manufactures take-out food products. Sales of folding cartons to external customers accounted for 51.9%, 49.1%, and 48.8% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Interior Packaging.  Our subsidiary, RTS, designs and manufactures fiber partitions and die-cut paperboard components. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. We sell our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products. We manufacture solid fiber interior packaging primarily from recycled paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed-casing, de-casing and filling lines. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production and rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates in United States, Canada, Mexico, Chile, and

Argentina. Sales of interior packaging products to external customers accounted for 7.3%, 8.0%, and 8.4% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Paperboard Segment

In our Paperboard segment, we produce virgin and recycled paperboard, corrugated medium, and market pulp, and buy and sell recycled fiber.

Paperboard.  We believe we are one of the largest U.S. manufacturers of 100% recycled paperboard measured by tons produced. We sell our coated and specialty recycled paperboard to manufacturers of folding cartons, solid fiber interior packaging, tubes and cores, and other paperboard products. We manufacture bleached paperboard and market pulp. We believe our bleached paperboard mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We also manufacture recycled corrugated medium, which we sell to corrugated sheet manufacturers. Through our Seven Hills joint venture we manufacture gypsum paperboard liner for sale to our joint venture partner. We also convert specialty paperboard into book cover and laminated paperboard products for use in furniture, automotive components, storage, and other industrial products. Sales of pulp, paperboard, recycled corrugated medium, book covers, and laminated paperboard products to external customers accounted for 21.5%, 19.7%, and 19.0% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Recycled Fiber.  Our paper recovery facilities collect primarily waste paper from factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters, and from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also operate a fiber marketing and brokerage group that serves large regional and national accounts. Sales of recovered paper to external customers accounted for 2.8%, 4.1%, and 4.0% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Merchandising Displays Segment

We manufacture temporary and permanent point-of-purchase displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays. permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of our merchandising displays, lithographic laminated packaging and contract packaging services to external customers accounted for 10.9%, 13.1%, and 15.0% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Corrugated Segment

We manufacture corrugated packaging for sale to industrial and consumer products manufacturers and corrugated sheet stock for sale to corrugated box manufacturers located primarily in the southeastern United States. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We provide structural design and engineering services. Sales of corrugated packaging and sheet stock to external customers accounted for 5.6%, 6.0%, and 4.8% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Raw Materials

The primary raw materials that our paperboard operations use are recycled fiber at our recycled paperboard mills and virgin fibers from hardwoods and softwoods at our bleached paperboard mill. The average cost per ton of recycled fiber that our recycled paperboard mills used during fiscal 2006, 2005, and 2004 was $88, $102, and $98, respectively. Recycled fiber prices can fluctuate significantly. While virgin fiber prices are generally more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain. Pursuant to a five year agreement entered into in June 2005, Gulf States Paper Corporation (“Gulf States”, currently known as the Westervelt Company) has essentially agreed to continue to sell to our bleached paperboard mill the supply of soft wood chips that it made available to the mill before our acquisition of Gulf States in June 2005 (the “GSPP Acquisition”), which represents approximately 75% to 80% of the mill’s historical soft wood chip supply requirements and 30% of the mill’s total wood fiber supply requirement.

Recycled and virgin paperboard are the primary raw materials that our paperboard converting operations use. One of the primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. While we believe that we would be able to obtain adequate replacement supplies in the market should either of our current vendors discontinue supplying us coated unbleached kraft, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our needs for recycled paperboard from our own mills and consume approximately 50% of our bleached paperboard production, although we have the capacity to consume it all. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard used in our converting operations, management believes that it would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled or bleached paperboard through internal production.

Energy

Energy is one of the most significant manufacturing costs of our paperboard operations. We use natural gas, electricity, fuel oil and coal to operate our mills and to generate steam to make paper. We use primarily electricity for our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into agreements to purchase natural gas at fixed prices. In recent years, the cost of natural gas, oil and electricity has fluctuated significantly. The average cost of energy used by our recycled paperboard mills to produce a ton of paperboard during fiscal 2006 was $86 per ton, compared to $73 per ton during fiscal 2005 and $67 per ton in fiscal 2004. Our bleached paperboard mill uses wood by products and pulp process wastes to supply a substantial portion of the mill’s energy needs.

We are a party to a supply contract ending June 2007 pursuant to which we purchase steam from a nearby power plant for our St. Paul, Minnesota mills. The steam supplier has advised us that by September 2007 it will no longer provide steam to the St. Paul mills. In such event, we intend, subject to obtaining final regulatory permits, to use our existing on-site steam generation plant to generate energy for our St. Paul mills after the existing energy supply contract expires. We expect to spend approximately $3.5 million during fiscal 2007 to utilize our existing on-site steam generation plant. The steam generation plant will be powered by burning natural gas and/or fuel oil, which we believe will cost more than the cost of our current steam supply.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from suppliers, mode of transportation (rail, truck, intermodal) and freight rates which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 25% of consolidated net sales in fiscal 2006, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers.

In fiscal 2006, we sold:

•	packaging products to approximately 3,100 customers, the top 10 of which represented approximately 32% of the external sales of our Packaging Products segment;

•	paperboard products to approximately 1,400 customers, the top 10 of which represented approximately 35% of the external sales of our Paperboard segment.

•	merchandising display products to approximately 500 customers, the top 10 of which represented approximately 76% of the external sales of our Merchandising Display segment.

•	corrugated packaging products to approximately 600 customers, the top 10 of which represented approximately 50% of the external sales of our Corrugated segment.

During fiscal 2006, we sold approximately 36% of our Paperboard segment sales to internal customers, primarily to our Packaging Products segment. Our Paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

We market our products, other than our gypsum paperboard liner, primarily through our own sales force. We also market a number of our products through either independent sales representatives or independent distributors, or both. We pay our paperboard products sales personnel a base salary, and we generally pay our packaging products, merchandising displays and corrugated packaging sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis.

Competition

The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller non-integrated companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our paperboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and, to a limited extent, manufacturers outside of North America.

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

Our ability to pass through cost increases can be limited based on competitive market conditions for our products and by the actions of our competitors. In addition, we sell a significant portion of our paperboard and paperboard-based converted products pursuant to term contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or delay our ability to recover announced price increases for our paperboard and paperboard-based converted products.

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

Our paperboard packaging products compete with plastic and corrugated packaging and packaging made from other materials. Customer shifts away from paperboard packaging to packaging from other materials could adversely affect our results of operations.

Governmental Regulation

Health and Safety Regulations

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act (“OSHA”) and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or we have conducted training of our employees to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Regulation

We are subject to various federal, state, local and foreign environmental laws and regulations, including, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the US Environmental Protection Agency. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

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

We estimate that we will spend approximately $3.0 million for capital expenditures during fiscal 2007 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, which we estimate would cost approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs during fiscal 2007 and 2008.

For additional information concerning environmental regulation, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and in certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our various products, as well as certain process and method patents and patent applications relating to our manufacturing operations. Certain of our products are also protected by trademarks such as MillMask®, Millennium Board®, AdvantaEdge®, BlueCuda®, BillBoard®, CitruSaver®, Duraframe®, DuraFreezetm, ProduSaver®, WineGuard®, MAXPDQtm, and MAXLitePDQtm.  Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

Employees

At September 30, 2006, we had approximately 9,500 employees. Of these employees, approximately 7,300 were hourly and approximately 2,200 were salaried. Approximately 3,300 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, paperboard facility during fiscal 2004. Management believes that our relations with our employees are good.

Available Information

Our Internet address is www.rocktenn.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, and our nominating and corporate governance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and senior financial officers. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

We, or our executive officers and directors on our behalf, may from time to time make “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward-looking statements could involve, among other things, statements regarding any of the following: our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, our production capacities, our ability to achieve operating efficiencies, and our ability to fund our capital expenditures, interest payments, estimated tax payments, stock repurchases, dividends, working capital needs, and repayments of debt; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; amounts and timing of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; our compliance obligations with respect to health and safety laws and environmental laws, the cost of such compliance, the timing of such costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope and timing of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; and pension and retirement plan asset investment strategies; the financial condition of our insurers and the impact on our results of operations, financial condition or cash flows in the event of an insurer’s default on their obligations; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

Any forward-looking statements are based on our current expectations and beliefs at the time of the statements and would be subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in these forward-looking statements. With respect to these statements, we make a number of assumptions regarding, among other things, expected economic, competitive and market conditions generally; expected volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; the expected utilization of real property that is subject to the restructurings due to realizable values from the sale of that property; anticipated earnings that will be available for offset against net operating loss carry-forwards; expected credit availability; raw material and energy costs; replacement energy supply alternatives and related capital expenditures; and expected year-end inventory levels and costs. These assumptions also could be affected by changes in management’s plans, such as delays or changes in anticipated capital expenditures or changes in our operations. We believe that our assumptions are reasonable; however, undue reliance should not be placed on these assumptions, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are dependent on volume due to price levels and our generally high fixed operating costs. Forward-looking statements speak only as of the date they are made, and we, and our executive officers and directors, have no duty under the federal securities laws and undertake no obligation to update any such information as future events unfold.

Further, our business is subject to a number of general risks that would affect any forward-looking statements, including the risks discussed under “Item 1A. — Risk Factors.”

Item 1A.	RISK FACTORS

•	We May Face Increased Costs and Reduced Supply of Raw Materials

Historically, the cost of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by virgin paperboard, tissue, newsprint and corrugated packaging manufacturers to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas) have also fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America. Competition from foreign manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may continue to inhibit our ability to pass on cost increases to our customers. Our paperboard segment’s sales volumes may be directly impacted by changes in demand for our packaging products and our laminated paperboard products. See “Business — Competition.”

•	We Have Been Dependent on Certain Customers

Each of our segments has certain large customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

•	We May Incur Business Disruptions

The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems could cause operational disruptions or short term rises in raw material or energy costs that could materially adversely affect our earnings. Any losses due to these events may not be covered by our existing insurance policies or be subject to certain deductibles.

•	We May be Unable to Complete and Finance Acquisitions

We have completed several acquisitions in recent years and may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete and finance acquisitions, integrate acquired operations into our existing operations or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results. Acquired operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures.

•	We are Subject to Extensive Environmental and Other Governmental Regulation

We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances, as well as other financial and non-financial regulations.

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to CERCLA or comparable state statutes. See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements. There can be no assurance that any liability we may incur in connection with these superfund sites or other governmental regulation will not be material to our results of operations, financial condition or cash flows.

•	We May Incur Additional Restructuring Costs

We have restructured portions of our operations from time to time in recent years and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

•	We May Incur Increased Transportation Costs

We distribute our products primarily by truck and rail. Reduced availability of truck or rail carriers could negatively impact our ability to ship our products in a timely manner. There can be no assurance that we will be able to recoup any past or future increases in transportation rates or fuel surcharges through price increases for our products.

•	We May Incur Increased Employee Benefit Costs

Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Our pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, changes in our discount rate or expected compensation levels could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may be subject to changes in legislation.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable — there are no unresolved staff comments.

Item 2.	PROPERTIES

We operate at a total of 92 locations. These facilities are located in 26 states (mainly in the Eastern and Midwestern U.S.), Canada, Mexico, Chile and Argentina. We own our principal executive offices in Norcross, Georgia. There are 30 owned and 12 leased facilities used by operations in our Packaging Products segment, 23 owned and 1 leased facility used by operations in our Paperboard segment, 1 owned and 17 leased facilities used by operations in our Merchandising Displays segment, and 5 owned and 2 leased facilities used by operations in our Corrugated segment. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.

The following table shows information about our paperboard mills. We own all of our mills.

	Annual Production
	Capacity
Location of Mill	(in tons at 9/30/2006)		Paperboard Produced

Demopolis, AL	327,000		Bleached paperboard and
	97,500		Market pulp
St. Paul, MN	180,000		Recycled corrugated medium
St. Paul, MN	160,000		Coated recycled paperboard
Battle Creek, MI	144,000		Coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	108,000		Coated recycled paperboard
Dallas, TX	96,000		Coated recycled paperboard
Stroudsburg, PA	67,000		Coated recycled paperboard
Chattanooga, TN	130,000		Specialty recycled paperboard
Lynchburg, VA	88,000	(1)	Specialty recycled paperboard
Eaton, IN	60,000		Specialty recycled paperboard
Cincinnati, OH	53,000		Specialty recycled paperboard
Aurora, IL	32,000		Specialty recycled paperboard

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

The following is a list of our significant facilities other than our paperboard mills:

Type of Facility	Locations	Owned or Leased

Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)	Owned
Headquarters	Norcross, GA	Owned

Item 3.	LEGAL PROCEEDINGS

We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows. For additional information regarding litigation to which we are a party, which is incorporated by reference into this item, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable — there were no matters submitted to a vote of security holders in our fourth fiscal quarter.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of November 2, 2006, there were approximately 366 shareholders of record of our Common Stock.

Price Range of Common Stock

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$15.12	$11.70	$16.60	$14.68
Second Quarter	$15.19	$12.54	$15.40	$13.05
Third Quarter	$16.74	$13.88	$13.60	$9.75
Fourth Quarter	$20.75	$15.37	$16.00	$12.28

Dividends

During fiscal 2006 and 2005, we paid a quarterly dividend on our Common Stock of $0.09 per share ($0.36 per share annually).

For additional dividend information, see Item 6, “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, which will be filed with the SEC on or before December 31, 2006, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2006, 2005, and 2004, and the consolidated balance sheet data as of September 30, 2006 and 2005, from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2003 and 2002, and the consolidated balance sheet data as of September 30, 2004, 2003, and 2002, from audited Consolidated Financial Statements not included in this report. We reclassified our plastic packaging operations, which we sold in October 2003, as a discontinued operation on the consolidated statements of income for all periods presented. We have also presented the assets and liabilities of our plastic packaging operations as assets and liabilities held for sale for all periods presented on our consolidated balance sheets. The table that follows is consistent with those presentations.

On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. The GSPP Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2005. The results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In millions, except per share amounts)

Net sales	$2,138.1	$1,733.5	$1,581.3	$1,433.3	$1,369.0
Restructuring and other costs, net	7.8	7.5	32.7	1.5	18.2
Income from continuing operations before the cumulative effect of a change in accounting principle	28.7	17.6	9.6	29.5	29.9
Income from discontinued operations, net of tax	—	—	8.0	0.1	2.6
Income before the cumulative effect of a change in accounting principle	28.7	17.6	17.6	29.6	32.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(5.9)

Net income (a)	28.7	17.6	17.6	29.6	26.6
Diluted earnings per common share from continuing operations before the cumulative effect of a change in accounting principle	0.77	0.49	0.27	0.85	0.87
Diluted earnings per common share before the cumulative effect of a change in accounting principle	0.77	0.49	0.50	0.85	0.94
Diluted earnings (loss) per common share from cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(0.17)
Diluted earnings per common share	0.77	0.49	0.50	0.85	0.77
Dividends paid per common share	0.36	0.36	0.34	0.32	0.30
Book value per common share	13.49	12.57	12.28	12.07	11.80
Total assets	1,784.0	1,798.4	1,283.8	1,291.4	1,176.2
Current portion of debt	40.8	7.1	85.8	12.9	62.9
Total long-term debt	765.3	908.0	398.3	513.0	410.1
Total debt (b)	806.1	915.1	484.1	525.9	473.0
Shareholders’ equity	508.6	456.2	437.6	422.0	405.1
Net cash provided by operating activities (c)	153.5	153.3	93.5	112.5	113.7
Capital expenditures	64.6	54.3	60.8	57.4	72.7
Cash paid for joint venture investment (d)	0.2	0.1	0.2	0.3	1.7
Cash paid for purchase of businesses, net of cash received	7.8	552.3	15.0	81.8	25.4

Notes (in millions):

(a)	Net income includes expense of $5.9 million, net of tax, or $0.17 per diluted share, for the cumulative effect of a change in accounting principle from a goodwill write-off due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

(b)	Total debt includes fair value aggregate hedge adjustments resulting from terminated and/or existing fair value interest rate derivatives or swaps of $10.4, $12.3, $18.5, $23.9, and $19.8 during fiscal 2006, 2005, 2004, 2003, and 2002, respectively.

(c)	Net cash provided by operating activities for the year ended September 30, 2004 was reduced by approximately $9.9 in cash taxes paid from the gain on the sale of discontinued operations.

(d)	Of the total cash paid for the joint venture investment, contributions for capital expenditures amounted to $0.2, $0.1, $0.2, $0.3, and $0.4 during fiscal 2006, 2005, 2004, 2003, and 2002, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment and Market Information

At the end of fiscal 2006 we revised our segment disclosures to separately present a Corrugated segment previously included in the Merchandising Display segment. The Corrugated segment includes our corrugated packaging operations that primarily consist of our corrugators and sheet plants. Our St. Paul recycled corrugated medium mill remains in our Paperboard segment. The financial statements presented have been reclassified to reflect this revision.

We report our results in four segments: (1) Packaging Products, (2) Paperboard, (3) Merchandising Displays, and (4) Corrugated.

The following table shows certain operating data for our four segments. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses or in other line items in the table below after Total Segment Income.

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Net sales (aggregate):
Packaging Products	$1,267.8	$994.0	$908.1
Paperboard	819.7	615.4	539.9
Merchandising Displays	233.2	226.3	237.8
Corrugated	135.7	118.5	89.9

Total	$2,456.4	$1,954.2	$1,775.7

Net sales (intersegment):
Packaging Products	$2.9	$3.4	$3.5
Paperboard	298.9	202.3	176.8
Merchandising Displays	0.1	0.2	0.4
Corrugated	16.4	14.8	13.7

Total	$318.3	$220.7	$194.4

Net sales (unaffiliated customers):
Packaging Products	$1,264.9	$990.6	$904.6
Paperboard	520.8	413.1	363.1
Merchandising Displays	233.1	226.1	237.4
Corrugated	119.3	103.7	76.2

Total	$2,138.1	$1,733.5	$1,581.3

Segment income:
Packaging Products	$45.0	$33.4	$38.0
Paperboard	62.2	31.6	15.7
Merchandising Displays	16.4	17.6	24.0
Corrugated	4.0	3.5	5.1

Total Segment Income	127.6	86.1	82.8
Restructuring and other costs, net	(7.8)	(7.5)	(32.7)
Non-allocated expenses	(20.8)	(17.8)	(12.5)
Interest expense	(55.6)	(36.6)	(23.6)

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Interest and other income (expense)	1.6	0.5	(0.1)
Minority interest in income of consolidated subsidiaries	(6.4)	(4.8)	(3.4)

Income from continuing operations before income taxes	38.6	19.9	10.5
Income tax expense	(9.9)	(2.3)	(0.9)

Income from continuing operations	28.7	17.6	9.6
Income from discontinued operations	—	—	8.0

Net income	$28.7	$17.6	$17.6

Overview

Segment income increased $41.5 million in fiscal 2006 based on the performance in our two largest business segments, synergies we continue to realize from the GSPP Acquisition and lower fiber prices. Good demand and pricing improvements for recycled paperboard, and the full year impact of the acquisition of our bleached paperboard mill, resulted in much higher earnings in our paperboard mills and increased Paperboard segment income approximately 96.8% over the prior year. Sales growth in our core folding carton business and the contributions from the folding carton plants acquired in June 2005 as part of the GSPP Acquisition increased Packaging Products segment income 34.7% over the prior year. Partially offsetting these improvements were increased energy costs, a mechanical failure of the white liquor clarifier at our bleached paperboard mill and operating losses at our Mexico display facility that we sold in October 2006.

Due to capacity closures of competing coated recycled paperboard mills in fiscal 2006 we began to see improved operating rates at our coated recycled paperboard mills. We expect this trend to continue in the near future. We expect to realize higher prices in fiscal 2007 for recycled paperboard and corrugated medium.

Our Net Debt (as hereinafter defined, see “Non-GAAP Measure” below) was $788.8 million at September 30, 2006 compared to $876.0 at September 30, 2005. We reduced Net Debt by $87.2 million in fiscal 2006. During fiscal 2006 we paid $7.8 million for the purchase of businesses and contributed $20.6 million to our pension plans.

On October 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, and thereby recognized combined employee stock purchase plan expense and stock option expense of $0.6 million (net of $0.4 million income taxes) or $0.02 per share during fiscal 2006. See “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Results of Operations

We provide below quarterly information to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC and “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2006 increased 23.3% to $2,138.1 million compared to $1,733.5 million in fiscal 2005 primarily due to the June 2005 GSPP Acquisition. Excluding the net increase of $324.5 million of net sales from the acquired assets, our sales increased by 5.1%.

Net sales for fiscal 2005 increased 9.6% to $1,733.5 million compared to $1,581.3 million in fiscal 2004 primarily due to the June 2005 GSPP Acquisition. Excluding the net increase of $176.2 million of net sales from the acquired assets, our sales decreased by 1.5%.

Net Sales (Aggregate) — Packaging Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2004	$208.9	$231.7	$231.6	$235.9	$908.1
2005	221.8	218.8	239.2	314.2	994.0
2006	301.1	319.7	326.2	320.8	1,267.8

The 27.5% increase in net sales before intersegment eliminations for the Packaging Products segment in fiscal 2006 compared to fiscal 2005 was primarily due to sales resulting from the GSPP Acquisition, the partition business we acquired and higher demand for consumer packaging.

The 9.5% increase in Packaging Products segment net sales before intersegment eliminations in fiscal 2005 compared to fiscal 2004 was primarily due to net sales resulting from the GSPP Acquisition, which accounted for net sales of $119.6 million.

Net Sales (Aggregate) — Paperboard Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2004	$128.3	$136.1	$138.6	$136.9	$539.9
2005	128.7	131.8	155.0	199.9	615.4
2006	187.7	205.7	204.1	222.2	819.7

The 33.2% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2006 compared to fiscal 2005 was primarily due to bleached paperboard and market pulp net sales from our GSPP Acquisition, strong demand for recycled paperboard in part due to capacity closures of competing coated recycled mills and higher pricing. Recycled paperboard tons shipped increased 4.3% compared to the same period last year. We expect to see some further price increases in the early part of fiscal 2007 as a result of price increases we previously announced. However, the impact of announced board price increases will be dictated, in part, by market forces that determine the timing and extent of our recovery of the increases. During fiscal 2006, our recycled mills operated at 96% of capacity compared to 92% in fiscal 2005. Recycled paperboard tons shipped in fiscal 2006 for the segment were 1,063,115 tons compared to 1,019,139 tons shipped in fiscal 2005. We sold 320,249 tons of bleached paperboard and 86,569 tons of market pulp in fiscal 2006, compared to 110,882 tons of bleached paperboard and 30,037 tons of market pulp in the four months we owned the contributing assets in fiscal 2005.

The 14.0% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2005 compared to fiscal 2004 was primarily due to net sales from the GSPP Acquisition and higher selling prices for recycled paperboard. The effect of the higher sales prices during the period was more than offset by a decrease in tons shipped by our coated recycled and specialty paperboard mills. During fiscal 2005, our recycled mills operated at 92% of capacity compared to 96% in fiscal 2004. Recycled paperboard tons shipped in fiscal 2005 for the segment were 1,019,139 tons compared to 1,130,004 tons shipped in fiscal 2004. As a result of the GSPP Acquisition we sold 110,882 tons of bleached paperboard and 30,037 tons of market pulp, respectively.

Net Sales (Aggregate) — Merchandising Displays Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2004	$55.7	$58.2	$56.6	$67.3	$237.8
2005	52.7	59.0	57.0	57.6	226.3
2006	49.2	55.8	58.8	69.4	233.2

The 3.0% increase in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2006 compared to fiscal 2005 was primarily due to increased display sales driven by a strong fourth quarter for promotional orders from some of our largest customers. We continue to seek to broaden our permanent and multi-material display capabilities as well as to continue developing theft deterrent solutions for high theft products. We have made significant progress in the marketplace with our MAX PDQtm display. We also expect revenues to grow from our new brand management group.

The 4.8% decrease in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2005 compared to fiscal 2004 resulted primarily from a decrease in spending for promotional displays.

Net Sales (Aggregate) — Corrugated Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2004	$19.7	$21.5	$21.5	$27.2	$89.9
2005	28.8	30.2	29.8	29.7	118.5
2006	28.4	31.9	36.6	38.8	135.7

The 14.5% increase in Corrugated segment net sales before intersegment eliminations for fiscal 2006 compared to fiscal 2005 was primarily due to increased sales of corrugated sheet stock and higher prices.

The 31.8% increase in Corrugated segment net sales before intersegment eliminations for fiscal 2005 compared to fiscal 2004 resulted primarily from our acquisition of the Athens corrugator in August 2004 (“Athens Acquisition”), which had net sales of $30.5 million in fiscal 2005.

Cost of Goods Sold

Cost of goods sold increased to $1,789.0 million (83.7% of net sales) in fiscal 2006 from $1,459.2 million (84.2% of net sales) in fiscal 2005 primarily due to the GSPP Acquisition, the partition business we acquired, higher raw material prices in many of our businesses, increased freight costs, and higher energy prices that were partially offset by lower fiber prices. On a volume adjusted basis, energy and freight costs at our recycled paperboard mills increased $13.0 million and $1.7 million, respectively, and were offset by a $14.8 million decrease in fiber costs. Excluding amounts attributable to the GSPP Acquisition, workers’ compensation expense increased $3.0 million and group insurance expense decreased $4.4 million during fiscal 2006 compared to fiscal 2005. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact of foreign currency transactions in fiscal 2006 compared to fiscal 2005 decreased costs of goods sold by $0.6 million.

Cost of goods sold increased to $1,459.2 million (84.2% of net sales) in fiscal 2005 from $1,314.0 million (83.1% of net sales) in fiscal 2004 primarily due to the GSPP Acquisition. Fiber, energy, chemical and freight costs at our recycled paperboard mills increased $4.1 million, $6.6 million, $2.2 million, and $8.4 million, respectively, on a volume adjusted basis. Excluding amounts attributable to the GSPP Acquisition, group insurance expense increased $1.1 million, and workers’ compensation expense and pension expense decreased $2.3 million and $1.3 million, respectively. The impact of foreign currency transactions in fiscal 2005 compared to fiscal 2004 increased costs of goods sold by $0.8 million.

We value the majority of our U.S. inventories at the lower of cost or market with cost determined on the last-in first-out (“LIFO”), inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”), inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. This supplemental FIFO earnings information reflects the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
	(In millions)

Cost of goods sold	$1,789.0	$1,784.7	$1,459.2	$1,463.6	$1,314.0	$1,311.8
Net income	28.7	31.3	17.6	14.9	17.6	19.0

Net income in fiscal 2006 and 2004 is higher under the FIFO method since we experienced periods of rising costs. Net income is higher in fiscal 2005 under the LIFO method than the FIFO method. Generally accepted accounting principles requires that inventory acquired in an acquisition be valued at selling price less costs to sell, dispose and complete. This value is generally higher than the cost to manufacture inventory. For the GSPP Acquisition in fiscal 2005, the inventory value computed in this manner was $7.3 million higher than the cost to manufacture. This step-up would have been expensed under the FIFO method. Under our LIFO inventory method, this higher cost remains in inventory until the inventory layer represented by this inventory is consumed. To the extent inventory levels acquired in the GSPP Acquisition are lowered in the future, cost of goods sold could be higher than the normal cost to manufacture.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales to 11.4% in fiscal 2006 from 11.8% in fiscal 2005 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $39.2 million higher than in the prior year primarily as a result of SG&A expenses from the GSPP locations and the partition business we acquired. Additionally, excluding amounts attributable to the GSPP Acquisition, bonus expense increased $7.6 million; SG&A salaries increased $5.0 million primarily due to the partition business we acquired and to support other product offerings; stock-based compensation expense increased $1.7 million primarily due to the adoption of SFAS 123(R) and bad debt expense increased $1.4 million compared to the prior year resulting from increased total exposure to and decreases in the credit quality of several customers.

SG&A expenses decreased as a percentage of net sales to 11.8% in fiscal 2005 from 12.5% in fiscal 2004 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. SG&A expenses were $7.9 million higher than fiscal 2004 primarily as a result of SG&A from the GSPP locations we acquired, the third party costs we incurred to comply with the Sarbanes-Oxley Act, which were approximately $3.4 million, and increased amortization expense of $1.1 million from the GSPP Acquisition. Bad debt expense decreased $2.5 million, and bonus expense and commission expense, excluding the impact of the GSPP Acquisition, decreased $2.9 million and $2.0 million, respectively.

Acquisitions

On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. This acquisition was funded by capital contributions by us and our partner in proportion to our investments in RTS. We accounted for this acquisition as a purchase of a business and have included these operations in our consolidated financial statements since that date in our Packaging Products segment. RTS made the acquisition in order to gain entrance into the specialty partition market that manufactures high quality die-cut partitions. The acquisition resulted in $2.4 million of goodwill. We expect the goodwill to be deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.

On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets and operations and assumed certain of Gulf States’ related liabilities. We have included the results of GSPP’s operations in our consolidated financial statements since that date in our Paperboard segment and Packaging Products segment. In fiscal 2005, we recorded the aggregate purchase price for the GSPP Acquisition of $552.2 million, net of cash received of $0.7 million, including various expenses. As a result of the GSPP Acquisition we recorded goodwill and intangibles. We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $37.2 million and $13.8 million, respectively. We expect all $51.0 million of the goodwill to be deductible for tax purposes. We recorded $50.7 million of intangible assets and incurred $4.0 million of financing costs to finance the acquisition. We assigned the customer relationship intangibles to our Paperboard and Packaging Products segments in the amounts of $36.4 million and $14.3 million, respectively. The customer relationship intangibles lives vary by segment acquired, and we are amortizing them on a straight-line basis over a weighted average life of 22.3 years. The pro forma impact of the GSPP Acquisition was material to our consolidated financial results for fiscal 2005.

For additional information, see “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements.

Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $7.8 million, $7.5 million, and $32.7 million for fiscal 2006, 2005, and 2004, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. For additional information, see “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements.

Segment Income

Segment Income — Packaging Products Segment

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)

First Quarter	$208.9	$7.0	3.4%
Second Quarter	231.7	10.2	4.4
Third Quarter	231.6	11.8	5.1
Fourth Quarter	235.9	9.0	3.8

Fiscal 2004	$908.1	$38.0	4.2%

First Quarter	$221.8	$5.3	2.4%
Second Quarter	218.8	5.7	2.6
Third Quarter	239.2	10.6	4.4
Fourth Quarter	314.2	11.8	3.8

Fiscal 2005	$994.0	$33.4	3.4%

First Quarter	$301.1	$6.8	2.3%
Second Quarter	319.7	13.4	4.2
Third Quarter	326.2	13.2	4.0
Fourth Quarter	320.8	11.6	3.6

Fiscal 2006	$1,267.8	$45.0	3.5%

Packaging Products segment income increased to $45.0 million in fiscal 2006 from $33.4 million in fiscal 2005 primarily due to the earnings from the plants we acquired in the GSPP Acquisition. Return on sales increased despite increased material costs. Excluding amounts attributable to the GSPP Acquisition, segment income for the segment was decreased by increased bonus expense of $3.7 million, higher freight costs of $6.7 million and increased bad debt expense of $0.4 million; partially offsetting those costs was a decrease in group insurance expense of $2.3 million. Amortization expense increased $1.5 million due to intangible assets acquired in the GSPP Acquisition.

Packaging Products segment income decreased to $33.4 million in fiscal 2005 from $38.0 million in fiscal 2004. Our operating margin for fiscal 2005 was 3.4% compared to 4.2% in fiscal 2004. The GSPP folding plants were net contributors to folding operating profit, but the decrease in segment income for the segment was primarily due to lower folding sales volumes in plants owned for the full year and higher operating costs. Additionally, excluding amounts attributable to the GSPP Acquisition, freight expense increased $1.3 million primarily due to increased fuel surcharges, and group insurance expense increased $0.7 million. Bad debt expense decreased $1.5 million, workers’ compensation expense decreased $1.3 million, and sales commissions decreased $0.9 million due to the mix of commissionable sales.

Segment Income — Paperboard Segment

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Segment		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped (b)	Shipped (b)	Price (a) (c)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)

First Quarter	$128.3	$3.1	2.4%	230.7	43.9	n/a	n/a	$422
Second Quarter	136.1	2.4	1.8	248.8	42.9	n/a	n/a	424
Third Quarter	138.6	2.6	1.9	248.0	44.7	n/a	n/a	439
Fourth Quarter	136.9	7.6	5.6	224.9	46.1	n/a	n/a	455

Fiscal 2004	$539.9	$15.7	2.9%	952.4	177.6	n/a	n/a	$435

First Quarter	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467
Second Quarter	131.8	3.6	2.7	209.7	45.2	n/a	n/a	472
Third Quarter	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491
Fourth Quarter	199.9	16.0	8.0	209.7	44.8	84.2	23.1	523

Fiscal 2005	$615.4	$31.6	5.1%	841.6	177.5	110.9	30.0	$492

First Quarter	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526
Third Quarter	204.1	18.9	9.3	220.6	44.2	76.6	23.7	539
Fourth Quarter	222.2	28.5	12.8	229.1	47.0	83.7	20.0	561

Fiscal 2006	$819.7	$62.2	7.6%	881.5	181.6	320.2	86.6	$538

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b)	Bleached paperboard and market pulp tons shipped began in June 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.

Paperboard segment income for fiscal 2006 increased to $62.2 million compared to $31.6 million in fiscal 2005 due to increased operating rates and pricing improvements for recycled paperboard and income contributed from the acquired bleached paperboard mill. Segment income was reduced by the sharp increase in natural gas prices following Hurricanes Katrina and Rita; the annual maintenance shutdown in October and November 2005 of our bleached paperboard mill; a mechanical failure of the white liquor clarifier at our bleached paperboard mill; and a flood at one of our recycled paperboard mills. Our recycled paperboard mills operated at 96% of capacity in fiscal 2006 compared to 92% in the same period last year. On a volume adjusted basis, energy and freight costs at our recycled paperboard mills increased $13.0 million and $1.7 million, respectively, and were offset by a $14.8 million decrease in fiber costs. Our bleached paperboard mill operated at 98% of capacity in fiscal 2006. Additionally, group insurance expense decreased by $2.0 million and amortization expense increased $0.9 million due to the GSPP Acquisition.

In fiscal 2006, we received $4.3 million of insurance proceeds, after $3.9 million of deductibles, for $1.5 million of property damage claims and $2.8 million of business interruption claims. The proceeds from the property damage claims were used to return certain equipment to its original condition, perform plant clean-up, and replace other equipment that was damaged in the two events mentioned above.

Paperboard segment income for fiscal 2005 increased to $31.6 million compared to $15.7 million in fiscal 2004 due to the GSPP Acquisition and higher selling prices for recycled paperboard. Our operating margin for fiscal 2005 increased to 5.1% from 2.9% in fiscal 2004 as a result of higher margin sales from the GSPP Acquisition and increased selling prices. In our recycled mills, sales price increases were significantly offset by the aggregate increase of $21 per ton in fiber, energy, chemical and freight costs compared to the prior fiscal year. In our recycled paperboard mills, fiber costs increased $4.1 million, energy costs increased $6.6 million, chemical costs increased $2.2 million, and freight costs increased $8.4 million on a volume adjusted basis. Additionally, adjusted for the GSPP Acquisition, bad debt expense decreased $0.9 million, and bonus expense increased $0.8 million.

Segment Income — Merchandising Displays Segment

	Net Sales	Segment	Return on
	(Aggregate)	Income	Sales
	(In millions, except percentages)

First Quarter	$55.7	$5.4	9.7%
Second Quarter	58.2	6.1	10.5
Third Quarter	56.6	4.3	7.6
Fourth Quarter	67.3	8.2	12.2

Fiscal 2004	$237.8	$24.0	10.1%

First Quarter	$52.7	$2.4	4.6%
Second Quarter	59.0	3.7	6.3
Third Quarter	57.0	5.4	9.5
Fourth Quarter	57.6	6.1	10.6

Fiscal 2005	$226.3	$17.6	7.8%

First Quarter	$49.2	$2.8	5.7%
Second Quarter	55.8	3.2	5.7
Third Quarter	58.8	1.6	2.7
Fourth Quarter	69.4	8.8	12.7

Fiscal 2006	$233.2	$16.4	7.0%

Merchandising Displays segment income in fiscal 2006 decreased to $16.4 million from $17.6 million in fiscal 2005. Increased raw material prices and increased freight expense of $1.0 million reduced segment income. SG&A salaries increased $2.7 million primarily to support new product offerings and bad debt expense increased $0.3 million.

Merchandising Displays segment income in fiscal 2005 decreased to $17.6 million from $24.0 million in fiscal 2004. Our operating margin for fiscal 2005 decreased to 7.8% from 10.1% in fiscal 2004. The decline in the operating margin was the result of weaker than expected sales in the first and fourth fiscal quarters. Freight expense increased $0.4 million, primarily due to increased fuel surcharges, sales commissions decreased $1.2 million due to the mix of commissionable sales, and bonus expense decreased $1.8 million.

Segment Income — Corrugated Segment

	Net Sales	Segment	Return on
	(Aggregate)	Income	Sales
	(In millions, except percentages)

First Quarter	$19.7	$0.5	2.5%
Second Quarter	21.5	1.4	6.5
Third Quarter	21.5	1.8	8.4
Fourth Quarter	27.2	1.4	5.1

Fiscal 2004	$89.9	$5.1	5.7%

First Quarter	$28.8	$0.3	1.0%
Second Quarter	30.2	1.1	3.6
Third Quarter	29.8	1.0	3.4
Fourth Quarter	29.7	1.1	3.7

Fiscal 2005	$118.5	$3.5	3.0%

First Quarter	$28.4	$0.4	1.4%
Second Quarter	31.9	1.0	3.1
Third Quarter	36.6	1.0	2.7
Fourth Quarter	38.8	1.6	4.1

Fiscal 2006	$135.7	$4.0	2.9%

Corrugated segment income in fiscal 2006 increased to $4.0 million from $3.5 million in fiscal 2005 due primarily to increased net sales. Increased raw material prices and increased freight expense of $0.5 million reduced segment income.

Corrugated segment income in fiscal 2005 decreased to $3.5 million from $5.1 million in fiscal 2004. Our operating margin for fiscal 2005 decreased to 3.0% from 5.7% in fiscal 2004. The decline in the operating margin was the result of higher material costs, a $1.1 million pre-tax loss at our Athens Corrugator that we acquired August 2004. Freight expense increased $1.3 million, primarily due to increased volumes and fuel surcharges.

Interest Expense

Interest expense for fiscal 2006 increased 51.9%, or $19.0 million, to $55.6 million from $36.6 million for fiscal 2005 due primarily to our increased debt levels to fund the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $16.9 million and higher interest rates, net of swaps, increased interest expense by approximately $2.1 million.

Interest expense for fiscal 2005 increased 55.1%, or $13.0 million, to $36.6 million from $23.6 million for fiscal 2004. The increase was primarily attributable to our increased debt to fund the GSPP Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $7.6 million. An increase in our effective interest rates, net of swaps, resulted in increased interest expense of approximately $5.4 million.

Interest and Other Income

Interest and other income for fiscal 2006 was $1.6 million compared to $0.5 million in the same period last year. In the second quarter of fiscal 2006 we sold our Dallas Recycle equipment and the majority of the customers from that facility and received proceeds of $0.9 million and recorded a gain on the sale of $0.6 million. We sold our Fort Worth Recycle facility in the third fiscal quarter of 2006. We received proceeds of $2.1 million and recorded a gain on sale of $0.7 million. These facilities were immaterial for reporting as discontinued operations for all periods presented. Interest and other income for fiscal 2005 was $0.5 million compared to an expense of $0.1 million in fiscal 2004.

Minority Interest

Minority interest in income of our consolidated subsidiaries for fiscal 2006 increased 33.3% to $6.4 million from $4.8 million in fiscal 2005. The increase was primarily due to our acquisition of a 60% ownership share in GSD as part of the GSPP Acquisition which we owned for the full year in fiscal 2006 and only four months in fiscal 2005.

Minority interest in income of our consolidated subsidiaries for fiscal 2005 increased 41.2% to $4.8 million from $3.4 million in 2004. The increase was primarily due to our acquisition of a 60% ownership share in GSD as part of the GSPP Acquisition.

Provision for Income Taxes

For fiscal 2006, we recorded a provision for income taxes of $9.9 million, resulting in an effective rate of 25.8% of pre-tax income, as compared to a provision of $2.3 million for fiscal 2005, resulting in an effective rate of 11.3% of pre-tax income. In fiscal 2006, we adjusted the rate at which our deferred taxes are computed for state income tax purposes on our domestic operating entities from approximately 4% to approximately 3%. This was based upon our judgment regarding the expected long-term effective tax rates applicable to such items. As a result, we recorded a tax benefit of $2.4 million. This benefit was offset by net expense of $0.4 million resulting from Quebec provincial and Canadian federal tax law changes that we recorded in the first and third quarters of fiscal 2006, respectively. We recorded an additional benefit in fiscal 2006 of $0.8 million for research and development and other tax credits, net of valuation allowance primarily related to prior years. Our fiscal 2005 provision reflects a benefit due to a $4.1 million reduction of tax contingency reserves resulting from the adjustment and resolution of federal and state tax deductions that we had previously reserved. Other adjustments to the statutory federal tax rate are more fully described in Note 12 to the Consolidated Financial Statements included herein. We estimate that the annual domestic marginal effective income tax rate for fiscal 2006 was approximately 38%.

For fiscal 2005, we recorded a provision for income taxes of $2.3 million, resulting in an effective rate of 11.3% of pre-tax income, as compared to a provision of $0.9 million for fiscal 2004, resulting in an effective rate of 24.4% of pre-tax income. In fiscal 2004, we reorganized our corporate structure and, as a result, reduced the number of our corporate entities which resulted in changes to certain income apportionment factors and a correction of an allocation of intercompany charges. As a result, we recorded a one-time income tax benefit of $3.2 million. Approximately $1.2 million of the benefit relates to the filing of amended tax returns for fiscal years 2001 and 2002 and comparable adjustments made to the fiscal 2003 tax returns. The impact of the $1.2 million was not material to our net income for any prior fiscal years; therefore, we recorded the cumulative impact in fiscal 2004. Approximately $2.0 million of the tax benefit in fiscal 2004 related to a reduction in a valuation allowance for net operating loss carry-forwards (“NOLs”) and credits that we had previously concluded may not be realizable but which we determined as a result of the restructuring of our corporate entities, would be realizable in future years.

During the first quarter of fiscal 2006, we repatriated, from certain of our foreign subsidiaries, $33.6 million in extraordinary dividends, as allowed under the American Jobs Creation Act of 2004. This Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by allowing a deduction from US taxable income of an amount equal to 85% of certain dividends received from controlled foreign corporations. As a result of this repatriation, we expect to pay $2.3 million of United States taxes.

Discontinued Operations

Income from discontinued operations, net of tax, was $8.0 million in fiscal 2004. In the first quarter of fiscal 2004, we completed the sale of our plastic packaging division and the sale of certain assets and liabilities of a plant that we acquired in the January 2003 acquisition of Groupe Cartem Wilco Inc. (“Cartem Wilco”). We received cash proceeds of approximately $59.0 million from the sale of the plastic packaging division and we recorded an after-tax gain of approximately $7.3 million. The sale of certain Cartem Wilco assets and liabilities resulted in no gain or loss and we received cash proceeds of approximately $2.9 million. We have reclassified the results of operations for these components as income from discontinued operations, net of tax, on the consolidated statements in fiscal 2004.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of idled assets, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.

The sum of cash and cash equivalents was $6.9 million at September 30, 2006, compared to $26.8 million at September 30, 2005, an aggregate decrease of $19.9 million. Our debt balance at September 30, 2006, was $806.1 million compared with $915.1 million on September 30, 2005, a decrease of $109.0 million, which primarily reflects payments on the debt incurred to finance the GSPP Acquisition. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. In June and September 2005, we entered into $350.0 million notional amount and $75.0 million notional amount of floating-to-fixed interest rate swaps, respectively, and designated them as cash flow hedges of a like amount of our floating rate debt. We terminated these swaps and in February 2006 realized net proceeds of $9.9 million. We entered into new swaps for notional amounts totaling $425.0 million concurrently with the termination. We terminated these swaps in June 2006. We realized net proceeds of $4.6 million upon termination. We entered into new swaps for $390.0 million notional amount concurrently with the termination. Subsequent to September 30, 2006, we terminated one of these swaps, with a notional amount of $100.0 million, at minimal cost. In fiscal 2005, we financed the GSPP Acquisition of $552.2 million, including related costs, with $420.0 million in financing from a new secured credit facility (“Senior Credit Facility”) that we entered into contemporaneously with the closing of the GSPP Acquisition, $70.1 million in financing from our then existing $75.0 million receivables-backed financing facility and cash on hand.

At the time of the GSPP Acquisition, we established a goal to reduce our Net Debt (as hereinafter defined) by $180 million by September 2007. For this goal, we assumed our Net Debt would equal our March 31, 2005 Net Debt of $396.3 million plus the purchase price of $552.4 million, including $2.8 million of fees, and that we would reduce our Net Debt to $768.7 million by September 2007. Our actual Net Debt at the end of September 30, 2006 was $788.8 million, implying that we reduced Net Debt by $159.9 million. We are ahead of our expectations for Net Debt reduction after the GSPP Acquisition.

The Senior Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. Certain restrictive covenants govern our maximum availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Senior Credit Facility. We test and report our compliance with these covenants each quarter. We are well within compliance at September 30, 2006. At September 30, 2006, due to the covenants in the Senior Credit Facility, maximum additional available borrowings under this facility were approximately $115.5 million. At September 30, 2006 and 2005, we had $86.9 million and $216.0 million outstanding under the revolving credit portion of our Senior Credit Facility, respectively. The Senior Credit Facility provides for up to $100.0 million in revolving credit to a Canadian subsidiary. At September 30, 2006, $49.8 million of the total revolving borrowings were to this Canadian subsidiary. We had $243.7 million and $250.0 million outstanding under the term loan facility at September 30, 2006 and September 30, 2005, respectively. We have aggregate outstanding letters of credit under this facility of approximately $37 million. We have a 364-day receivables-backed financing facility. On October 26, 2005, we amended the receivables-backed financing facility (“Receivables Facility”) and increased the maximum borrowing availability from $75.0 to $100.0 million. This facility expired on October 25, 2006. We amended the facility, and the facility is scheduled to expire on November 16, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At September 30, 2006, maximum available borrowings under this facility were approximately $100 million. At September 30, 2006 and September 30, 2005, we had $90.0 million and $55.0 million, respectively outstanding under our receivables-backed financing facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities for fiscal 2006 and 2005 was $153.5 million and $153.3 million, respectively. In fiscal 2006, proceeds from the termination of interest rate swap contracts and higher earnings before depreciation and amortization resulting from the GSPP Acquisition were offset by increases in working capital and pension funding more than expense. The increase in working capital in fiscal 2006 was primarily due to higher inventories and accounts receivable offset by higher accounts payables resulting from a change in timing of vendor payments. Net cash provided by operating activities for fiscal 2005 was $153.3 million and $93.5 million in fiscal 2004. The increase was primarily due to higher income from continuing operations, increased depreciation and amortization, and net decreases in working capital. The net decreases in working capital were primarily due to a reduction in accounts receivable and inventories. Net cash provided by operating activities for fiscal 2004 was reduced by $9.9 million of cash taxes paid on the sale of our plastic packaging division, which we are required to record as a reduction of net cash provided by operating activities.

Net cash used for investing activities was $67.0 million during fiscal 2006 compared to $572.5 million in fiscal 2005. Net cash used for investing activities in fiscal 2006 consisted primarily of $64.6 million of capital expenditures. Additionally, cash paid for the purchase of businesses was $7.8 million primarily for two Packaging Products segment acquisitions. Net cash used for investing activities was $572.5 million in fiscal 2005 compared to $36.3 million in fiscal 2004. Net cash used for investing activities consisted primarily of the $552.2 million purchase price of the GSPP Acquisition, $54.3 million of capital expenditures that were partially offset by net sales of $28.2 million of marketable securities, and proceeds from the sale of property, plant and equipment of $6.0 million, primarily from previously idled facilities and equipment. In fiscal 2004, net cash used for investing activities consisted primarily of capital expenditures of $60.8 million, and net purchases of $28.2 million of marketable securities, and our Athens Corrugator acquisition for which the purchase price was $13.7 million, and were largely offset by the $59.0 million that we received from the sale of the plastic packaging division and $2.9 million that we received from the sale of certain Cartem Wilco assets and liabilities.

Net cash used for financing activities was $105.8 million during fiscal 2006 and cash provided by financing activities was $416.5 million in fiscal 2005. In fiscal 2006 net cash used consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of Common Stock and advances from joint venture. Net cash provided by financing activities was $416.5 million in fiscal 2005 and net cash used for financing activities was $43.2 million in fiscal 2004. In fiscal 2005, net cash provided consisted primarily of net additions to debt to finance the GSPP Acquisition and the issuance of Common Stock, which were partially offset by cash dividends paid to shareholders, distributions to minority interest partners, payment on termination of fair value interest rate hedges, and debt issuance costs. In fiscal 2004, net cash used for financing activities consisted primarily of net repayments of debt, cash dividend payments to shareholders, and distributions to the minority interest partner in our RTS joint venture that were partially offset by proceeds from monetizing swap contracts and the issuance of Common Stock.

In fiscal 2006, we received $4.3 million of insurance proceeds, after $3.9 million of deductibles, for $1.5 million of property damage claims and $2.8 million of business interruption claims. The proceeds were used to return certain equipment to its original condition, perform plant clean-up, and replace other equipment that was damaged. Net cash used for investing activities included $0.9 million for capital equipment purchased and the balance was classified in cash provided by operating activities.

Our capital expenditures aggregated $64.6 million in fiscal 2006. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $70 million in fiscal 2007. We are obligated to purchase $11.5 million of fixed assets at September 30, 2006. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2007 could be higher than currently anticipated.

We estimate that we will spend approximately $3.0 million for capital expenditures during fiscal 2007 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate would be approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs during fiscal 2007 and 2008.

Except for the approximately $2.3 million we expect to remit in 2006 for the Homeland Investment Act dividend, as a result of the step up in basis related to the acquisition of the GSPP fixed assets and the associated tax depreciation from these assets, we do not anticipate paying any Federal income taxes related to fiscal 2006. We do not expect cash tax payments to exceed income tax expense in fiscal 2007. We expect cash tax payments to exceed income tax expense in fiscal 2008 and 2009, primarily as book depreciation begins to exceed tax depreciation. Based on current facts and assumptions, we do not anticipate these amounts to be material.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of September 30, 2006. Our specified maximum aggregate potential liability on an undiscounted basis is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

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

In November 2006, our board of directors approved a resolution to pay our quarterly dividend of $0.09 per share, indicating an annualized dividend of $0.36 per year, on our Common Stock.

During fiscal 2007 we have minimum pension contributions of approximately $13 million to make to the U.S. Qualified Plans. Based on current facts and assumptions, we anticipate contributing approximately $45 million to the U.S. Qualified Plans by the end of fiscal 2008.

Contractual Obligations

We summarize in the following table our enforceable and legally binding contractual obligations at September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2007	2008 & 2009	2010 & 2011	Thereafter
	(In millions)

Long-term debt, including current portion (a)(e)	$796.2	$40.8	$215.9	$418.1	$121.4
Operating lease obligations (b)	35.4	12.2	14.8	5.5	2.9
Purchase obligations (c)(d)	223.8	168.2	55.2	0.2	0.2

Total	$1,055.4	$221.2	$285.9	$423.8	$124.5

(a)	We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and credit agreements. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate hedge adjustments resulting from terminated interest rate derivatives or swaps of $10.4 million and excluded unamortized bond discounts of $0.5 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 11. Leases” of the Notes to Consolidated Financial Statements.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Under the terms of the Seven Hills joint venture agreement, our joint venture partner has the option to terminate the joint venture and require us to purchase its interest in Seven Hills on March 29, 2008, and annually thereafter at a formula price that would result in a current purchase price of less than 40% of our joint venture partner’s then current book net equity investment. At September 30, 2006 we have estimated the purchase price to be approximately $8.1 million. We have not included the $8.1 million in the table above.

(e)	We have not included in the table above an item labeled “other long-term liabilities reflected on our consolidated balance sheet” because none of our other long-term liabilities have a definite pay-out scheme. As discussed in “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our company, and whether the employee elects lump-sum or installment payments. In addition, we have not included in the table minimum pension funding requirements because such amounts are not available for all periods presented. We estimate that we will contribute approximately $13 million to our five qualified defined benefit pension plans in fiscal 2007 and based on current facts and assumptions expect to contribute $45 million to the plans by the end of fiscal 2008. During fiscal 2006, we contributed approximately $20.6 million to our five qualified defined benefit pension plans.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

For information concerning certain related party transactions, see “Note 17. Related Party Transactions” of the Notes to Consolidated Financial Statements.

Unconsolidated Joint Venture

We own 49% of the Seven Hills joint venture with our joint venture partner, and account for it under the equity method. During fiscal 2006 our share of operating income incurred at Seven Hills amounted to $1.9 million. During fiscal 2005 our share of operating losses incurred at Seven Hills amounted to $1.0 million. The loss in fiscal 2005 reflected our estimate of our share of the adverse impact of a preliminary settlement of arbitration between us and our joint venture partner, which was recorded in the third quarter of fiscal 2005. This arbitration centered on the price we had previously charged, and could in the future charge Seven Hills for certain energy costs and other services, as well as the price Seven Hills had previously charged, and could in the future charge our joint venture partner for product sold to our joint venture partner. The final settlement notice was received in December 2005. At that time, we determined that a portion of the adverse impact previously recorded no longer was required and the excess amount of $1.2 million was released to income in the first quarter of fiscal 2006. During fiscal 2004, our share of operating income at Seven Hills was $0.1 million. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income, was $3.7 million, $0.7 million, and $2.8 million for fiscal 2006, 2005, and 2004, respectively.

For additional information, see “Note 9. Unconsolidated Joint Venture” of the Notes to Consolidated Financial Statements.

Stock Repurchase Program

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2006, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. Pursuant to our repurchase plan, during fiscal 2006, 2005, and 2004, we did not repurchase any shares of Common Stock.

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1, “Business — Governmental Regulation — Environmental Regulation.”

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the returns and allowances and cash discounts that may be taken by our customers. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific credit information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions. At September 30, 2006, our allowances were $5.2 million; a 5% change in our allowance would change our reserve by approximately $0.3 million.

Inventory

We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value, depending on the inventory. Management frequently reviews inventory to determine the necessity to markdown excess, obsolete or unsaleable inventory. Judgment and uncertainty exists with respect to this estimate because it requires management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the markdown required for excess, obsolete or unsaleable inventory. We have not made any material changes in the accounting methodology used to markdown inventory during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate inventory markdowns. While these markdowns have historically been within our expectations and the markdowns we established, it is possible that our reserves could be higher or lower in the future if our estimates are inaccurate. At September 30, 2006, our inventory reserves were $1.3 million; a 5% change in our inventory allowance would change our reserve by approximately $0.1 million.

Prior to the application of the LIFO method, our U.S. operations used a variety of methods to estimate the FIFO cost of their finished goods inventories. One of our divisions uses a standard cost system. Another division divides the actual cost of goods manufactured by the tons produced and multiplies this amount by the tons of inventory on hand. Other divisions calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items include, but are not limited to, freight, handling costs and wasted materials (spoilage) to determine the amount of current period charges. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Impairment of Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy.

The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occurred in future periods, future operating results could be materially impacted. For example, based on available information as of our most recent review during the fourth quarter of fiscal 2006, if our net operating profit before tax had decreased by 10% with respect to the pre-tax earnings we used in our forecasts, the enterprise value of each of our divisions would have continued to exceed their respective net book values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value.

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

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed over their estimated useful lives ranging from 1 to 40 years and have a weighted average of approximately 20.5 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

Health Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Our self-insurance liabilities contain uncertainties because the calculation requires management to make assumptions regarding and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We utilize historical claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing the reserve rates discussed above. During fiscal 2006, the average monthly claims paid were between $2.9 million and $3.3 million and our average claims lag was between 1.4 and 1.9 times the average monthly claims paid. Our accrual at September 30, 2006, represents approximately 1.4 times the average monthly claims paid. Health insurance costs have risen in recent years, but our reserves have historically been within our expectations. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insured liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. A 5% change in the average claims lag would change our reserve by approximately $0.2 million.

Workers’ Compensation

We purchase workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors. Our workers’ compensation liabilities contain uncertainties because the calculation requires management to make assumptions regarding the injury. We have not made any material changes in the accounting methodology used to establish our workers’ compensation liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our workers’ compensation liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. Although the cost of individual claims may vary over the life of the claim, the population taken as a whole has not changed significantly from our expectations. A 5% adverse change in our development factors at September 30, 2006 would have resulted in an additional $0.5 million of expense for the fiscal year.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our estimated tax assets and obligations using historical experience in the jurisdictions we do business in, and informed judgments. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax expense and liabilities. A 1% increase in our effective tax rate would increase tax expense from continuing operations by approximately $0.4 million for fiscal 2006. A 1% increase in our estimated tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2006 consolidated balance sheet, would increase tax expense by approximately $4.1 million for fiscal 2006.

Pension Plans

We have five defined benefit pension plans (“U.S. Qualified Plans”), with approximately 56% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. The determination of our obligation and expense for pension plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise some degree of judgment when selecting these assumptions.

The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables. Certain significant variables require us to make assumptions such as a discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

Our discount rate for each plan used for determining future net periodic benefit cost is based on the Citigroup Pension Discount Curve. We project benefit cash flows from our two largest defined benefit plans against discount rates published in the September 30, 2006 Citigroup Pension Discount Curve matched to fit our expected liability payment pattern. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. To set the discount rate for all plans, the average of the discount rate for the two plans was rounded up to the nearest 0.125%. We believe this accurately reflects the future defined benefit payment streams for our plans. In past years we rounded the yield of the Moody’s AA Utility Bond Index up to the nearest 0.25%. We utilized this methodology due to the correlation of the average age and time to retirement for the participants in our plans and the maturity characteristics of the index. For measuring benefit obligations as of September 30, 2006 and September 30, 2005 we employed a discount rate of 5.875% and 5.5%, respectively. The 37.5 basis point increase in our discount rate compared to the prior measurement date, the return on plan assets achieved in fiscal 2006 and our $20.6 million of employer contributions in fiscal 2006 were the primary reasons for the $31.7 million increase in funded status compared to the prior year. If we had utilized the Moody’s AA Utility Bond Index yield rounded up to the nearest 0.25%, on September 30, 2006, our discount rate would have been 5.75%.

In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies. As of September 30, 2006 and 2005 we used an expected return on plan assets of 9.0%. The plan assets were divided among various investment classes. As of September 30, 2006, approximately 70% of plan assets were invested with equity managers, approximately 29% of plan assets were invested with fixed income managers, and approximately 1% of plan assets were held in cash. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods. For fiscal 2006 our pension plans had actual returns on assets of $20.8 million as compared with expected returns on assets of $20.6 million, which resulted in a net deferred gain of $0.2 million. At September 30, 2006 we had an unrecognized loss of $95.0 million. In fiscal 2007, we expect to charge to net periodic pension cost approximately $5.8 million of this unrecognized loss. The amount of this unrecognized loss charged to pension cost in future years is dependent upon future interest rates and pension investment results. A 25 basis point change in the discount rate, the expected increase in compensation levels or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2006 pension expense (in millions, amounts in the table in parentheses reflect additional income):

	25 Basis Point	25 Basis Point
	Increase	Decrease

Discount rate	$(1.4)	$1.4

Compensation level	$0.2	$(0.2)

Expected long-term rate of return on plan assets	$(0.6)	$0.6

Several factors influence our annual funding requirements. For the U.S. Qualified Plans, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages. These contributions are not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes. Amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions. The effect on operating results in the future of pension plan funding will depend in part on investment performance, funding decisions and employee demographics.

For fiscal 2006 and 2005, there was no minimum contribution to the U.S. Qualified Plans required by ERISA. However, at management’s discretion, we made cash contributions to the U.S. Qualified Plans of $20.6 million and $7.3 million during fiscal 2006 and 2005, respectively. During fiscal 2007, we have a minimum contribution of approximately $13 million to make to the U.S. Qualified Plans. Based on current facts and assumptions, we anticipate contributing approximately $45 million to the U.S. Qualified Plans by the end of fiscal 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. SFAS 158 is effective no later than the end of the Company’s fiscal year ended September 30, 2007. If SFAS 158 had been effective as of September 30, 2006, total assets would have been approximately $3 million lower, total liabilities would have been approximately $9 million higher and shareholders’ equity would have been approximately $12 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS 158 may differ from these amounts.

New Accounting Standards

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Non-GAAP Measure

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

Net Debt (as defined)

We have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated and existing fair value interest rate derivatives or swaps, the balance of our cash and cash equivalents, and certain other investments that we consider to be readily available to satisfy these debt obligations.

Our management uses Net Debt, along with other factors, to evaluate our financial condition. We believe that Net Debt is an appropriate supplemental measure of financial condition because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Net Debt is not intended to be a substitute for GAAP financial measures and should not be used as such. Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt, in millions:

	September 30,	September 30,	March 31,
	2006	2005	2005

Current Portion of Debt	$40.8	$7.1	$75.1
Total Long-Term Debt	765.3	908.0	390.7

	806.1	915.1	465.8
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(10.4)	(12.3)	(18.7)
Less: Hedge Adjustments Resulting From Existing Fair Value Interest Rate Derivatives or Swaps	—	—	8.9

	795.7	902.8	456.0
Less: Cash and Cash Equivalents	(6.9)	(26.8)	(28.5)
Less: Investment in Marketable Securities	—	—	(31.2)

Net Debt	$788.8	$876.0	$396.3

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movement in commodity pricing, and underlying accounting and business implications. To implement these strategies, we periodically enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any risks in the future or that our efforts will be successful.

Derivative Instruments

We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. From time to time we use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2006 and September 30, 2005, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would have increased by $0.9 million and $2.0 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2006 and 2005, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.4 million and $1.3 million, respectively.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were $0.7 million higher in fiscal 2006 than if we had translated the same earnings using fiscal 2005 exchange rates. Translated earnings were $0.3 million higher in fiscal 2005 than if we had translated the same earnings using fiscal 2004 exchange rates.

During fiscal 2006 and 2005, the effect of a one percentage point change in exchange rates would have impacted accumulated other comprehensive income by approximately $1.2 million and $1.8 million, respectively.

Commodities

Fiber

The principal raw material we use in the production of recycled paperboard and corrugated medium is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 55% of our fiscal 2006 fiber purchases. The remaining 45% of our fiber purchases consists of a number of other grades of recycled paper.

From time to time we make use of financial swap agreements to limit our exposure to changes in OCC prices. With the effect of our OCC swaps, a hypothetical 10% increase in total fiber prices would have increased our costs by $8 million and $9 million in fiscal 2006 and 2005, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Coated Unbleached Kraft

We purchase Coated Unbleached Kraft (“CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices throughout each year would have increased our costs by approximately $10 million during fiscal 2006 and by approximately $6 million during fiscal 2005. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

We have the capacity to produce approximately 180,000 tons per year of corrugated medium at our St. Paul, Minnesota operation. From time to time, we make use of swap agreements to limit our exposure to falling corrugated medium sales prices at our St. Paul operation. Taking into account the effect of swaps we had in place, a hypothetical 10% decrease in selling price throughout each year would have resulted in lower sales of approximately $7 million and $6 million during fiscal 2006 and 2005, respectively.

We convert approximately 184,000 tons per year of corrugated medium and linerboard in our corrugated box converting operations into corrugated sheet stock. A hypothetical 10% increase in linerboard and corrugated medium pricing throughout each year would have resulted in increased costs of approximately $8 million and $7 million during fiscal 2006 and 2005, respectively. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

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

We spent approximately $133 million on all energy sources in fiscal 2006. Natural gas and fuel oil accounted for approximately 45% (6.5 million MMBtu) of our total purchases in fiscal 2006. Excluding fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy throughout the year would have increased our cost of energy by $13 million.

We spent approximately $94 million on all energy sources in fiscal 2005. Natural gas and fuel oil accounted for approximately 40% (5.5 million MMBtu) of our total purchases in fiscal 2005. Excluding fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy throughout the year would have increased our cost of energy by $9 million.

We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so. We periodically evaluate alternative scenarios to manage these risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Description

Consolidated Statements of Income	Page 38
Consolidated Balance Sheets	Page 39
Consolidated Statements of Shareholders’ Equity	Page 40
Consolidated Statements of Cash Flows	Page 41
Notes to Consolidated Financial Statements	Page 43
Report of Independent Registered Public Accounting Firm	Page 84
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	Page 85
Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control over Financial Reporting	Page 86

For supplemental quarterly financial information, see “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2006	2005	2004
	(In millions, except per share data)

Net sales	$2,138.1	$1,733.5	$1,581.3
Cost of goods sold	1,789.0	1,459.2	1,314.0

Gross profit	349.1	274.3	267.3
Selling, general and administrative expenses	244.2	205.0	197.1
Restructuring and other costs, net	7.8	7.5	32.7

Operating profit	97.1	61.8	37.5
Interest expense	(55.6)	(36.6)	(23.6)
Interest and other income (expense)	1.6	0.5	(0.1)
Income (loss) from unconsolidated joint venture	1.9	(1.0)	0.1
Minority interest in income of consolidated subsidiaries	(6.4)	(4.8)	(3.4)

Income from continuing operations before income taxes	38.6	19.9	10.5
Income tax expense	(9.9)	(2.3)	(0.9)

Income from continuing operations	28.7	17.6	9.6
Income from discontinued operations (net of $4.8 income taxes)	—	—	8.0

Net income	$28.7	$17.6	$17.6

Basic earnings per share:
Income from continuing operations	$0.79	$0.50	$0.28

Net income	$0.79	$0.50	$0.51

Diluted earnings per share:
Income from continuing operations	$0.77	$0.49	$0.27

Net income	$0.77	$0.49	$0.50

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In millions, except share and per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$6.9	$26.8
Accounts receivable (net of allowances of $5.2 and $5.1)	230.8	199.5
Inventories	218.9	202.0
Other current assets	25.0	30.5
Assets held for sale	4.0	3.4

Total current assets	485.6	462.2
Property, plant and equipment at cost:
Land and buildings	266.0	267.2
Machinery and equipment	1,299.7	1,287.5
Transportation equipment	10.8	10.5
Leasehold improvements	6.2	5.6

	1,582.7	1,570.8
Less accumulated depreciation and amortization	(732.1)	(685.8)

Net property, plant and equipment	850.6	885.0
Goodwill	356.6	350.9
Intangibles, net	55.1	61.9
Investment in joint venture	21.6	19.5
Other assets	14.5	18.9

	$1,784.0	$1,798.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$40.8	$7.1
Accounts payable	141.8	116.4
Accrued compensation and benefits	65.7	50.9
Other current liabilities	57.7	49.8

Total current liabilities	306.0	224.2

Long-term debt due after one year	754.9	895.7
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	10.4	12.3

Total long-term debt	765.3	908.0

Accrued pension and other long-term benefits	75.9	106.8
Deferred income taxes	99.8	83.0
Other long-term liabilities	9.6	3.6
Commitments and contingencies (Notes 11 and 18)
Minority interest	18.8	16.6
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 37,688,522 and 36,280,164 shares outstanding at September 30, 2006 and September 30, 2005, respectively	0.4	0.4
Capital in excess of par value	179.6	162.4
Retained earnings	341.2	326.0
Accumulated other comprehensive loss	(12.6)	(32.6)

Total shareholders’ equity	508.6	456.2

	$1,784.0	$1,798.4

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Class A		Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss)	Total
	(In millions, except share and per share data)

Balance at October 1, 2003	34,962,041	$0.4	$146.6	$315.9	$(40.9)	$422.0
Comprehensive income:
Net income	—	—	—	17.6	—	17.6
Foreign currency translation adjustments	—	—	—	—	10.4	10.4
Net unrealized loss on derivative instruments (net of $0.1 tax)	—	—	—	—	(0.4)	(0.4)
Minimum pension liability (net of $5.0 tax)	—	—	—	—	(8.6)	(8.6)

Comprehensive income	—	—	—	—	—	19.0
Income tax benefit from exercise of stock options	—	—	0.4	—	—	0.4
Shares granted under restricted stock plan	144,000	—	—	—	—	—
Compensation expense under restricted stock plan	—	—	1.5	—	—	1.5
Cash dividends — $0.34 per share	—	—	—	(12.0)	—	(12.0)
Issuance of Class A common stock	534,743	—	6.7	—	—	6.7

Balance at September 30, 2004	35,640,784	0.4	155.2	321.5	(39.5)	437.6
Comprehensive income:
Net income	—	—	—	17.6	—	17.6
Foreign currency translation adjustments	—	—	—	—	13.8	13.8
Net unrealized gain on derivative instruments (net of $(2.4) tax)	—	—	—	—	3.6	3.6
Minimum pension liability (net of $8.2 tax)	—	—	—	—	(10.5)	(10.5)

Comprehensive income	—	—	—	—	—	24.5
Income tax benefit from exercise of stock options	—	—	0.2	—	—	0.2
Shares granted under restricted stock plan	200,000	—	—	—	—	—
Compensation expense under restricted stock plan	—	—	1.7	—	—	1.7
Restricted Stock grant cancelled	(24,333)	—	—	—	—	—
Cash dividends — $0.36 per share	—	—	—	(12.9)	—	(12.9)
Issuance of Class A common stock net of stock received for tax withholdings	463,713	—	5.3	(0.2)	—	5.1

Balance at September 30, 2005	36,280,164	0.4	162.4	326.0	(32.6)	456.2
Comprehensive income:
Net income	—	—	—	28.7	—	28.7
Foreign currency translation adjustments	—	—	—	—	3.3	3.3
Net unrealized gain on derivative instruments (net of $(0.6) tax)	—	—	—	—	1.0	1.0
Minimum pension liability (net of $(10.6) tax)	—	—	—	—	15.7	15.7

Comprehensive income	—	—	—	—	—	48.7
Income tax benefit from exercise of stock options	—	—	1.0	—	—	1.0
Shares granted under restricted stock plan	469,503	—	—	—	—	—
Compensation expense under share based plans	—	—	3.5	—	—	3.5
Cash dividends — $0.36 per share	—	—	—	(13.2)	—	(13.2)
Issuance of Class A common stock net of stock received for tax withholdings	938,855	—	12.7	(0.3)	—	12.4

Balance at September 30, 2006	37,688,522	$0.4	$179.6	$341.2	$(12.6)	$508.6

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Operating activities:
Income from continuing operations	$28.7	$17.6	$9.6
Items in income not affecting cash:
Depreciation and amortization	104.3	84.0	74.2
Deferred income tax (benefit) expense	5.5	4.0	(4.7)
Income tax benefit of employee stock options	—	0.2	0.4
Loss on bond purchase	—	—	0.9
Share-based compensation expense	3.6	1.7	1.5
Gain on disposal of plant and equipment and other, net	(0.4)	(1.8)	(2.1)
Minority interest in income of consolidated subsidiaries	6.4	4.8	3.4
(Income) loss from unconsolidated joint venture	(1.9)	1.0	(0.1)
Proceeds from termination of cash flow interest rate hedges	14.5	—	—
Pension funding (more) less than expense	(4.1)	8.7	(3.0)
Impairment adjustments and other non-cash items	3.5	2.9	28.6
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30.9)	23.4	(11.4)
Inventories	(14.1)	9.5	(7.3)
Other assets	(7.6)	(5.2)	(6.3)
Accounts payable	25.1	3.2	6.9
Income taxes payable	8.6	(3.2)	(8.4)
Accrued liabilities	12.3	2.5	10.9

Cash provided by operating activities from continuing operations	153.5	153.3	93.1
Cash provided by operating activities from discontinued operations	—	—	0.4

Net cash provided by operating activities	153.5	153.3	93.5
Investing activities:
Capital expenditures	(64.6)	(54.3)	(60.8)
Purchases of marketable securities	—	(195.3)	(318.9)
Maturities and sales of marketable securities	—	223.5	290.7
Cash paid for purchase of businesses, net of cash received	(7.8)	(552.3)	(15.0)
Cash contributed to joint venture	(0.2)	(0.1)	(0.2)
Proceeds from sale of property, plant and equipment	4.7	6.0	6.0
Proceeds from property, plant and equipment insurance settlement	0.9	—	—

Cash used for investing activities from continuing operations	(67.0)	(572.5)	(98.2)
Cash provided by investing activities from discontinued operations	—	—	61.9

Net cash used for investing activities	(67.0)	(572.5)	(36.3)
Financing activities:
Additions to revolving credit facilities	79.5	226.0	—
Repayments of revolving credit facilities	(210.7)	(10.0)	(3.5)
Additions to debt	51.8	320.8	0.1
Repayments of debt	(29.7)	(100.5)	(34.2)
Proceeds from monetizing swap contracts	—	—	4.4
Payment on termination of fair value interest rate hedges	—	(4.3)	—
Debt issuance costs	(0.3)	(4.0)	—
Issuances of common stock	11.5	5.1	6.7
Excess tax benefits from share-based compensation	1.0	—	—
Capital contributed to consolidated subsidiary from minority interest	2.1	—	—
Advances from (to) joint venture	8.6	1.4	(2.1)
Cash dividends paid to shareholders	(13.2)	(12.9)	(12.0)
Cash distribution to minority interest	(6.4)	(5.1)	(2.6)

Net cash provided by (used for) financing activities	(105.8)	416.5	(43.2)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.8	0.5

Increase (decrease) in cash and cash equivalents	(19.9)	(1.9)	14.5
Cash and cash equivalents at beginning of year	26.8	28.7	14.2

Cash and cash equivalents at end of year	$6.9	$26.8	$28.7

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Cash paid (received) during the period for:
Income taxes, net of refunds	$(4.4)	$4.2	$15.0
Interest, net of amounts capitalized	60.1	38.4	27.4

The fiscal 2006 line item Issuance of Class A common stock net of stock received for tax withholdings in our consolidated statements of shareholders’ equity differs from the fiscal 2006 line item Issuance of Class A common stock in our consolidated statements of cash flows due to $0.9 million of receivables from the sale of stock being outstanding from employees at September 30, 2006. These receivables were collected in October 2006 prior to the publication of our financial statements.

Supplemental schedule of non-cash investing and financing activities:

The year ended September 30, 2006 includes two Packaging Products segment acquisitions we funded and certain adjustments related to our GSPP Acquisition (as hereinafter defined) in fiscal 2005. Cash paid for the two fiscal 2006 acquisitions aggregated $7.7 million, which included an estimated $3.2 million of goodwill.

On June 6, 2005, we acquired from Gulf States Paper Corporation and certain of its related entities (“Gulf States”) substantially all of the assets of Gulf States’ Paperboard and Packaging operations (“GSPP”) and assumed certain of Gulf States’ related liabilities. We refer to this acquisition as the “GSPP Acquisition”.  In fiscal 2005, we paid an aggregate cash price of $552.2 million, which included an estimated $51.0 million of goodwill. In conjunction with the acquisitions, liabilities were assumed as follows:

	Year Ended
	September 30,
	2006	2005
	(In millions)

Fair value of assets acquired including goodwill	$8.5	$586.6
Cash paid	7.8	552.3

Liabilities assumed	$0.7	$34.3

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we,” “us,” “our” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and GSD Packaging, LLC (“GSD.”) We own 65% of RTS and conduct our interior packaging business through RTS. We own 60% of GSD and conduct some of our folding carton operations through GSD. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills.”) We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, which we do not consolidate.

We are primarily a manufacturer of packaging products, merchandising displays, and paperboard. In October 2003, we sold our plastic packaging operations.

Consolidation

The consolidated financial statements include our accounts and all of our majority-owned subsidiaries. We account for subsidiaries owned less than 50% but more than 20% under the equity method. We have eliminated all significant intercompany accounts and transactions.

We have determined that Seven Hills is a variable interest entity as defined in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.” We are not however its primary beneficiary. Accordingly, we use the equity method to account for our investment in Seven Hills. We have determined that RTS is not a variable interest entity. Since we own 65% of RTS we have consolidated the assets and liabilities of the joint venture. We have determined that GSD is a variable interest entity and we are the primary beneficiary and, as such, we have consolidated the assets and liabilities of the joint venture based on their fair values on the date we acquired our interest from Gulf States. GSD represents approximately 2.6% of fiscal 2006 consolidated net sales.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and the differences could be material.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the recoverability of goodwill and property, plant and equipment as well as those used in the determination of taxation, self-insured obligations and restructuring. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We recognize revenue when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e. shipping point) or on arrival at customers’ plants (i.e. destination point). We do not

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize revenue from transactions where we bill customers but retain custody and title to these products until the date of custody and title transfer.

We net against our gross revenue provisions for discounts, returns, allowances, customer rebates and other adjustments. We account for such provisions during the same period in which we record the related revenues. We include in revenue amounts billed to a customer in a sales transaction related to shipping and handling.

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

For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the change in fair value on the derivative instrument, as well as the offsetting change in fair value on the hedged item attributable to the hedged risk, in current earnings. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the change in fair value on the derivative instrument as a component of accumulated other comprehensive income or loss and reclassify that portion into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive income and any ineffective portion of a hedge, are reported on the same income statement line item as the originally hedged item. Cash flows from terminated interest rate swaps are classified in the same category in the Consolidated Statement of Cash Flows as the cash flows from the items being hedged. Unrecognized amounts related to terminated cash flow swaps recorded in accumulated other comprehensive income are amortized to earnings over the remaining term of the hedged item. For derivative instruments not designated as hedging instruments, we recognize the change in value of the derivative instrument in current earnings during the period of change. At September 30, 2006 we have commodity swaps with a fair value of $0.4 million not designated as hedges. The instruments act as economic hedges but do not meet the criteria for treatment as hedges under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The changes in the fair value of these swaps are reported in cost of sales on the consolidated statement of income. We include the fair value of hedges in either short-term or long-term other liabilities and/or other assets on the balance sheet subject to the term of the hedged item. We base the fair value of our derivative instruments on market pricing. Fair value represents the net amount required for us to terminate the position, taking into consideration market rates and counterparty credit risk.

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents with large credit worthy banks, which limits the amount of our credit exposure.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowances

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. We do not discount accounts receivable because we generally collect accounts receivable over a very short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a seller and a customer on a net basis which excludes the taxes from revenues. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2006, 2005, and 2004, we recorded bad debt expense of $2.0 million, $0.5 million, and $3.0 million, respectively.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (“FIFO”) basis. These other inventories represent approximately 26.7% and 27.5% of FIFO cost of all inventory at September 30, 2006 and 2005, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. One of our divisions uses a standard cost system. Another division divides the actual cost of goods manufactured by the tons produced and multiplies this amount by the tons of inventory on hand. Other divisions calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items are, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage) to determine the amount of current period charges. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2006, 2005, and 2004, we capitalized interest of approximately $0.8 million, $0.5 million, and $0.3 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method and on the declining balance method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-20 years
Transportation equipment	3-8 years

Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2006, 2005, and 2004 was approximately $96.6 million, $79.0 million, $70.1 million, respectively.

Impairment of Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually during the beginning of the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value as set

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.

Reporting units are our operating divisions. The amount of goodwill allocated to a reporting unit is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired and liabilities assumed.

The SFAS 142 goodwill impairment model is a two-step process. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we must complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2006 and concluded the fair values were in excess of the carrying values of each of the reporting units.

We follow SFAS 144 in determining whether the carrying value of any of our long-lived assets, including intangibles other than goodwill, is impaired. The SFAS 144 test is a three-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This model requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, if such estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, prices for similar assets, or other valuation techniques. We use a similar test for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or fair value less anticipated cost to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging from 1 to 40 years and have a weighted average of approximately 20.5 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets.”

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Health Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group insurance reserve based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors.

Accounting for Income Taxes

We account for income taxes under the liability method, which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value. We have elected to treat earnings from certain foreign subsidiaries, from the date we acquired those subsidiaries, as subject to repatriation, and we provide for U.S. income taxes accordingly. However, we consider all earnings of our other foreign subsidiaries indefinitely reinvested in those respective foreign operations, other than those earnings we repatriated, under the American Jobs Creation Act of 2004, as extraordinary dividends. Other than the extraordinary dividends, we have not provided for any U.S. income taxes that would be due upon repatriation of those earnings into the United States. Upon repatriation of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pension and Other Post-Retirement Benefits

We account for pensions in accordance with Statement of Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).  The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 13. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As allowed under SFAS 87, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Stock Based Compensation

Prior to fiscal 2006, we elected to follow the intrinsic value method of APB 25 and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, we recognized no compensation expense. We disclose pro forma information regarding net income and earnings per share in “Note 15.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity.” On October 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The adoption of SFAS 123(R), and resulting recognition of compensation related to stock options, did not have a material effect on our consolidated financial statements.

Pursuant to our 2004 Incentive Stock Plan, we can award up to 1,000,000 shares of restricted Common Stock to employees and our board of directors. Sale of the stock awarded is generally restricted for three to five years from the date of grant, depending on vesting. Vesting of the stock granted to employees occurs in annual increments of one-third beginning on the third anniversary of the date of grant. We charge compensation under the plan to earnings over each increment’s individual restriction period. In some instances, accelerated vesting of a portion of the grant may occur based on our performance. Also, some restricted stock grants contain market or performance conditions that must be met in conjunction with the service requirement for the shares to vest. See “Note 15. Shareholders’ Equity” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated. Asset retirement obligations consist primarily of wastewater lagoon and landfill closure costs at certain of our paperboard mills. The amount accrued is not significant.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the life provided or until replaced by the next major maintenance activity. Our bleached paperboard mill is the only facility that currently conducts annual planned major maintenance activities. This maintenance is generally performed in our first fiscal quarter and has a material impact on our results of operations in that period.

Foreign Currency

We translate the assets and liabilities of our foreign operations from the functional currency at the rate of exchange in effect as of the balance sheet date. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We reflect the resulting translation adjustments in shareholders’ equity. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a loss of $0.2 million and $0.7 million in fiscal 2006 and 2005, respectively, and a gain of $0.01 million in fiscal 2004.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards — Recently Adopted

Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” issued in November 2004 was adopted by us on October 1, 2005 (“SFAS 151”). SFAS 151 requires us to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and to base our allocation of fixed production overheads to the costs of conversion on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.

We adopted SFAS 123(R) on October 1, 2005, see “Note 15. Shareholders’ Equity.”

New Accounting Standards — Recently Issued

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (October 1, 2007 for us). Management is currently evaluating the impact that FIN 48 will have on our financial position and results of operations upon adoption.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). Management is presently evaluating the impact, if any, upon adoption.

In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to:

•	Recognize the funded status of a benefit plan in its statement of financial position.

•	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

•	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

•	Provide additional disclosure in the Consolidated Financial Statements.

SFAS 158 does not impact the determination of net periodic benefit cost recognized in the income statement. SFAS 158 must be adopted by Rock-Tenn as of the end of its fiscal year ending September 30, 2007. Had we adopted SFAS 158 at September 30, 2006, the impact would have been as follows: total assets would have been approximately $3 million lower, total liabilities would have been approximately $9 million higher and shareholders’ equity would have been approximately $12 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS 158 may differ from these amounts.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). In SAB 108, the SEC staff established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it essentially requires quantification of errors under both the iron curtain and the roll-over methods which public companies (and their auditors) have traditionally used one of two methods to quantify financial statement errors as follows:

•	The “roll-over” method: This method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but can lead to the accumulation of misstatements in the balance sheet.

•	The “iron curtain” method: This method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction.

We must begin to apply the provisions of SAB 108 no later than the annual financial statements for the fiscal year ending September 30, 2007. Management does not expect the application of SAB 108 to have a material effect on the financial statements.

Reclassifications

We have made certain reclassifications to prior year amounts to conform to the current year presentation.

Note 2.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except for earnings per share information):

	Year Ended September 30,
	2006	2005	2004

Numerator:
Income from continuing operations	$28.7	$17.6	$9.6
Income from discontinued operations, net of tax	—	—	8.0

Net income	$28.7	$17.6	$17.6

Denominator:
Denominator for basic earnings per share — weighted average shares	36.1	35.5	34.9
Effect of dilutive stock options and restricted stock awards	0.9	0.6	0.6

Denominator for diluted earnings per share — weighted average shares and assumed conversions	37.0	36.1	35.5

Basic earnings per share:
Income from continuing operations	$0.79	$0.50	$0.28
Income from discontinued operations, net of tax	—	—	0.23

Net income per share — basic	$0.79	$0.50	$0.51

Diluted earnings per share:
Income from continuing operations	$0.77	$0.49	$0.27
Income from discontinued operations, net of tax	—	—	0.23

Net income per share — diluted	$0.77	$0.49	$0.50

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 1.0 million, 1.8 million and 1.0 million common shares in 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following, net of taxes, where applicable (in millions):

	September 30,
	2006	2005

Foreign currency translation gain	$35.5	$32.2
Net unrealized gain on derivative instruments, net of tax	4.1	3.1
Minimum pension liability, net of tax	(52.2)	(67.9)

Total accumulated other comprehensive loss	$(12.6)	$(32.6)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2006	2005

Finished goods and work in process	$140.0	$134.2
Raw materials	70.6	59.9
Supplies and spare parts	35.4	30.7

Inventories at FIFO cost	246.0	224.8
LIFO reserve	(27.1)	(22.8)

Net inventories	$218.9	$202.0

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2006, 2005, and 2004, we reduced inventory quantities in some of our LIFO pools. This reduction normally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. In fiscal 2006, certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidations reduced cost of goods sold by less than $0.1 million. In fiscal 2005, we reduced inventory quantities in a pool where current costs had declined; the effect of which was an aggregate increase in cost of goods sold of $0.1 million. In fiscal 2004, the reduced inventory quantities decreased cost of goods sold by approximately $0.9 million.

Note 5.	Discontinued Operations and Assets Held for Sale

Discontinued Operations

In the first quarter of fiscal 2004, we sold our plastic packaging division and received approximately $59.0 million in cash and recorded an after-tax gain of approximately $7.3 million; and we sold certain assets and liabilities that we acquired in the January 2003 Cartem Wilco acquisition and received approximately $2.9 million in cash and recorded no gain or loss from the asset sale. We classified the results of operations for these assets as income from discontinued operations, net of tax, on the consolidated statements of income for all periods presented.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from discontinued operations was $7.4 million and pre-tax profit from discontinued operations was $0.9 million for fiscal 2004, excluding the gain on sale recorded.

Assets Held for Sale

The assets we recorded as held for sale consisted of property, plant and equipment from a variety of plant closures and are as follows (in millions):

	September 30,
	2006	2005

Property, plant and equipment	$4.0	$3.4

Note 6.	Acquisitions

Interior Packaging

On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. This acquisition by RTS was funded by capital contributions to RTS by us and our minority interest partner in proportion to our respective investments in RTS and was accounted for as a purchase of a business. We have included these operations in our consolidated financial statements since that date in our Packaging Products segment. RTS made the acquisition in order to gain entrance into the specialty partition market which manufactures high quality die cut partitions. The acquisition included $2.4 million of goodwill. We expect the goodwill to be deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.

GSPP

On June 6, 2005, we acquired the GSPP assets and assumed certain of Gulf States’ related liabilities. No debt was assumed. The purchase price for the GSPP Acquisition in fiscal 2005 was $552.2 million, net of cash received of $0.7 million, including expenses. We have included the results of GSPP’s operations in our consolidated financial statements since that date in our Paperboard segment and Packaging Products segment. We made the acquisition in order to acquire the bleached paperboard mill and eleven folding carton plants owned by Gulf States, which serve primarily food packaging, food service and pharmaceutical and health and beauty markets. Three of the folding carton plants are owned by GSD. As a result of the fiscal 2005 GSPP Acquisition we recorded goodwill and intangibles. We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $37.2 million and $13.8 million, respectively. We expect all $51.0 million of the goodwill to be deductible for income tax purposes. We recorded $50.7 million of customer relationship intangibles acquired in the GSPP Acquisition and $4.0 million of financing costs incurred to finance the acquisition. We assigned the customer relationship intangibles to our Paperboard and Packaging Products segments in the amounts of $36.4 million and $14.3 million, respectively. The customer relationship intangibles lives vary by segment acquired, and we are amortizing them on a straight-line basis over a weighted average life of 22.3 years.

Included in the GSPP assets and the related liabilities we assumed from Gulf States is a capital lease obligation totaling $280 million for certain assets at the bleached paperboard mill. The lessor is the Industrial Development Board of the City of Demopolis, Alabama which financed the acquisition and construction of substantially all of the assets at the Demopolis, Alabama bleached paperboard mill by issuing a series of industrial development revenue bonds which were purchased by Gulf States. Included in the assets acquired from Gulf States are these bonds. We also assumed Gulf States’ obligation under the lease as part of the GSPP Acquisition. The bonds indicate that the principal and interest can only be satisfied by payments received from the lessee. Accordingly, we included the leased assets in property, plant and equipment on our balance sheet and offset the capital lease obligation and bonds on our balance sheet since we have effectively repurchased the lease obligation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the GSPP Acquisition. The opening balance sheet as reported at September 30, 2005 is as follows (in millions):

Current assets, net of cash received	$127.6
Property, plant, and equipment	357.1
Goodwill	51.0
Intangible assets — customer relationships (22.3 year weighted-average useful life)	50.7
Other long-term assets	0.3

Total assets acquired	586.7

Current liabilities	24.6
Minority interest	9.4
Other long-term liabilities	0.5

Total liabilities assumed	34.5

Net assets acquired	$552.2

The following unaudited pro forma information reflects our consolidated results of operations as if the GSPP Acquisition had taken place on October 1, 2004 and 2003. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2004 nor is it necessarily indicative of future results.

(In millions, except per share data)

	Year Ended September 30,
	2005	2004

Net sales	$2,075.2	$2,041.4

Net income	$30.1	$21.9

Diluted earnings per common share	$0.83	$0.61

Note 7.	Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $7.8 million, $7.5 million, and $32.7 million for fiscal 2006, 2005, and 2004, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table represents a summary of restructuring and other charges, net related to our active restructuring initiatives that we incurred during the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

			Severance
			and Other
Initiative		Net Property,	Employee	Equipment and	Facility
and		Plant and	Related	Inventory	Carrying	Corp.
Segment	Period(1)	Equipment(2)	Costs	Relocation	Costs	Reorg.	Other	Total

Kerman,	Fiscal 2006	1.8	1.1	0.2	0.1	—	2.6	5.8
Packaging	Cumulative	1.8	1.1	0.2	0.1	—	2.6	5.8
Products(a)	Expected Total	1.8	1.3	0.4	0.5	—	2.6	6.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Severance
			and Other
Initiative		Net Property,	Employee	Equipment and	Facility
and		Plant and	Related	Inventory	Carrying	Corp.
Segment	Period(1)	Equipment(2)	Costs	Relocation	Costs	Reorg.	Other	Total

Marshville,	Fiscal 2006	—	0.5	0.2	0.1	—	—	0.8
Packaging	Fiscal 2005	2.5	—	—	—	—	—	2.5
Products(b)	Cumulative	2.5	0.5	0.2	0.1	—	—	3.3
	Expected Total	2.5	0.5	0.3	0.1	—	0.1	3.5
Waco,	Fiscal 2006	(0.1)	—	0.3	0.1	—	0.1	0.4
Packaging	Fiscal 2005	—	0.2	0.3	—	—	—	0.5
Products(c)	Cumulative	(0.1)	0.2	0.6	0.1	—	0.1	0.9
	Expected Total	(0.1)	0.2	0.6	0.2	—	0.2	1.1
Restructuring,	Fiscal 2005	—	1.6	—	—	—	—	1.6
Packaging	Cumulative	—	1.6	—	—	—	—	1.6
Products(d)	Expected Total	—	1.6	—	—	—	—	1.6
Norcross Real	Fiscal 2005	—	—	—	—	—	(1.9)	(1.9)
Estate Sale,	Cumulative	—	—	—	—	—	(1.9)	(1.9)
Corporate(e)	Expected Total	—	—	—	—	—	(1.9)	(1.9)
Otsego,	Fiscal 2006	(0.1)	—	0.1	—	—	(0.1)	(0.1)
Paperboard(f)	Fiscal 2005	—	0.3	0.6	0.6	—	0.1	1.6
	Fiscal 2004	14.5	1.7	0.1	0.2	—	0.1	16.6
	Cumulative	14.4	2.0	0.8	0.8	—	0.1	18.1
	Expected Total	14.4	2.0	0.8	0.8	—	0.1	18.1
St. Paul,	Fiscal 2005	—	2.4	0.2	—	—	0.1	2.7
Packaging	Fiscal 2004	2.3	0.7	—	—	—	—	3.0
Products(g)	Cumulative	2.3	3.1	0.2	—	—	0.1	5.7
	Expected Total	2.3	3.1	0.2	—	—	0.1	5.7
Aurora,	Fiscal 2005	(0.3)	—	—	—	—	—	(0.3)
Paperboard(h)	Fiscal 2004	3.5	0.7	—	—	—	—	4.2
	Cumulative	3.2	0.7	—	—	—	—	3.9
	Expected Total	3.2	0.7	—	—	—	—	3.9
Division Consolidation,	Fiscal 2004	—	0.5	—	—	—	—	0.5
Paperboard(i)	Cumulative	—	0.5	—	—	—	—	0.5
	Expected Total	—	0.5	—	—	—	—	0.5
Wright City,	Fiscal 2005	(0.7)	—	—	—	—	(0.1)	(0.8)
Paperboard(j)	Fiscal 2004	6.6	0.6	0.2	0.1	—	0.4	7.9
	Cumulative	5.9	0.6	0.2	0.1	—	0.3	7.1
	Expected Total	5.9	0.6	0.2	0.1	—	0.3	7.1
Mundelein Facility Sale,	Fiscal 2004	(1.8)	—	0.1	0.1	—	—	(1.6)
Merchandising	Cumulative	(1.8)	—	0.1	0.1	—	—	(1.6)
Displays(k)	Expected Total	(1.8)	—	0.1	0.1	—	—	(1.6)
Corporate	Fiscal 2005	—	—	—	—	0.2	—	0.2
Reorganization,	Fiscal 2004	—	—	—	—	1.1	—	1.1
Corporate(l)	Cumulative	—	—	—	—	1.3	—	1.3
	Expected Total	—	—	—	—	1.3	—	1.3
Other(m)	Fiscal 2006	—	0.1	—	0.1	—	0.7	0.9
	Fiscal 2005	(0.1)	—	—	0.1	—	1.4	1.4
	Fiscal 2004	0.8	—	0.2	0.1	—	(0.1)	1.0
	Cumulative	0.7	0.1	0.2	0.3	—	2.0	3.3
	Expected Total	0.7	0.1	0.2	0.4	—	2.0	3.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Severance
			and Other
Initiative		Net Property,	Employee	Equipment and	Facility
and		Plant and	Related	Inventory	Carrying	Corp.
Segment	Period(1)	Equipment(2)	Costs	Relocation	Costs	Reorg.	Other	Total

Total	Fiscal 2006	$1.6	$1.7	$0.8	$0.4	$—	$3.3	$7.8

	Fiscal 2005	$1.4	$4.5	$1.1	$0.7	$0.2	$(0.4)	$7.5

	Fiscal 2004	$25.9	$4.2	$0.6	$0.5	$1.1	$0.4	$32.7

	Cumulative	$28.9	$10.4	$2.5	$1.6	$1.3	$3.3	$48.0

	Expected Total	$28.9	$10.6	$2.8	$2.2	$1.3	$3.5	$49.3

(1)	Fiscal years are omitted for initiatives where no charges were incurred during the fiscal year.

(2)	For this Note 7, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

(a)	In fiscal 2006 we announced the closure and ceased operations at our Kerman, California folding carton plant. We transferred a substantial portion of the facility’s assets and production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value, recorded a charge for severance and other employee related costs, recorded a liability for future lease payments when we ceased operations at the facility of $1.0 million, and recorded charges aggregating $1.3 million for the impairment of the customer relationship intangible asset.

(b)	On October 4, 2005, we announced the closure of our Marshville, North Carolina folding carton plant. We transferred the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge in fiscal 2005 to reduce the carrying value of the impaired equipment. In fiscal 2006, we closed the facility and certain equipment and the facility was classified as held for sale. We sold the facility in October 2006.

(c)	In fiscal 2005, we announced the closure of our Waco, Texas folding carton plant that we acquired as part of the GSPP Acquisition. We transferred the majority of the facility’s production to other plants. We classified the land and building as held for sale and we recorded a liability of $1.5 million primarily for severance and other employee related costs as part of the purchase.

(d)	We incurred $1.6 million in fiscal 2005 for severance and other employee costs related to our folding carton division restructuring. The GSPP Acquisition included 11 folding carton facilities and we believe the restructuring of the division allowed us to more effectively manage the collective folding assets.

(e)	In fiscal 2005, we sold 9.4 acres of real estate adjacent to our Norcross, Georgia headquarters and received proceeds of $2.8 million and recognized a gain of $1.9 million.

(f)	In fiscal 2004, we announced the closure of our Otsego, Michigan paperboard mill. We transferred approximately one third of the production of this facility to our remaining mills and recognized an impairment charge to reduce the carrying value of the facility and certain equipment to its estimated fair value. We sold the facility in the fourth quarter of fiscal 2006.

(g)	In fiscal 2004, we announced the closure of our St. Paul, Minnesota folding carton facility. We closed the facility in fiscal 2005. We shifted a majority of the production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value less cost to sell. We have other operations at this complex. We will retain the land and building; and they will remain available for use by those operations. The St. Paul union contract allows more senior folding carton employees from this facility to replace other union employees at our St. Paul mill. The replacement process

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires one-on-one training for a specific period of time per position. As a result, we have included in the severance and other employee costs $1.2 million of duplicate mill labor in fiscal 2005.

(h)	In fiscal 2004, we announced the closure of the laminated paperboard products converting lines at our Aurora, Illinois facility. We recognized an impairment charge to reduce the carrying value of the equipment to its estimated fair value less cost to sell and classified the equipment as held for sale until it was sold.

(i)	In fiscal 2004, we consolidated our laminated paperboard products division and mill division under common management and reduced the size of the combined divisional staffs. We renamed the combined division as the paperboard division.

(j)	In fiscal 2004, we announced the closure of our Wright City, Missouri laminated paperboard products facility. We recognized an impairment charge to reduce the carrying value of certain equipment and the facility to its estimated fair value less cost to sell and we classified the property, plant and equipment as held for sale. We sold the facility in fiscal 2005.

(k)	In fiscal 2004, we sold our previously closed Mundelein, Illinois merchandising displays facility site.

(l)	In fiscal 2004, we reviewed our corporate structure and reorganized our subsidiaries, reducing the number of corporate entities and the complexity of the organizational structure. We substantially completed the reorganization process in the fiscal 2005.

(m)	In fiscal 2005, we acquired certain GSPP assets and assumed certain of Gulf States’ related liabilities. We have expensed as incurred various incremental transition costs to integrate the operations into our mill and folding carton operations of $0.5 million in fiscal 2006 and $0.7 million in fiscal 2005. In fiscal 2005, we recorded a charge of $0.6 million to expense previously capitalized patent defense costs.

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2006, 2005 and 2004 (in millions):

	2006	2005	2004

Accrual at beginning of fiscal year	$1.6	$1.2	$0.2
Additional accruals	2.5	2.6	3.2
Payments	(1.9)	(2.2)	(2.4)
Adjustment to accruals	(0.1)	—	0.2

Accrual at September 30,	$2.1	$1.6	$1.2

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustment to accruals (see table above)	$2.4	$2.6	$3.4
Severance and other employee costs	0.5	1.9	—
Net property, plant and equipment	1.6	1.4	25.9
Equipment relocation	0.8	1.1	0.6
Facility carrying costs	0.4	0.7	0.5
Pension curtailment	—	—	0.9
Goodwill impairment	—	—	0.2
Corporate reorganization project	—	0.2	1.1
Other	2.1	(0.4)	0.1

Total restructuring and other costs, net	$7.8	$7.5	$32.7

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of incremental restructuring accruals related to the costs to exit an activity of an acquired company that were established in accounting for the acquisition. The reserves are for the Waco plant consolidation acquired as part of the GSPP Acquisition for severance and other employee costs (in millions):

	2006	2005

Accrual at beginning of fiscal year	$1.5	$—
Additional accruals	—	1.5
Payments	(1.4)	—
Adjustment to accruals	(0.1)	—

Accrual at September 30,	$—	$1.5

We do not allocate restructuring and other costs to the respective segments for financial reporting purposes. If we had allocated these costs, we would have: charged $7.1 million, $7.4 million, and $3.3 million to our Packaging Products segment for fiscal 2006, 2005, and 2004, respectively; $0.5 million, and $29.9 million to the Paperboard segment for fiscal 2005 and 2004, respectively; charged $0.1 million and recorded a gain of $1.6 million for our Merchandising Displays segment in fiscal 2006 and 2004, respectively; and charged $0.6 million and $1.1 million in fiscal 2006 and 2004, respectively, and recorded a gain of $0.4 million in fiscal 2005, to our corporate operations. Of these costs, $3.0 million, $2.0 million and $26.8 million were non-cash for fiscal 2006, 2005, and 2004, respectively.

Note 8.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

		September 30,
		2006		2005
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Avg. Life	Amount	Amortization	Amount	Amortization

Customer relationships	21.0	$65.2	$(11.7)	$65.6	$(6.1)
Non-compete agreements	8.4	6.5	(6.1)	6.5	(5.3)
Patents	5.0	1.2	(0.3)	1.0	(0.2)
Trademark	5.0	0.8	(0.6)	0.8	(0.6)
License Costs	5.4	0.3	(0.2)	0.3	(0.1)

Total	20.5	$74.0	$(18.9)	$74.2	$(12.3)

During fiscal 2006, our net intangible balance decreased $6.8 million primarily due to amortization of intangibles, and a charge of $1.3 million for the impairment of a customer relationship intangible we previously acquired in the acquisition due to discontinuing shipments to certain customers after the facility was closed. The charge was recorded in the Restructuring and other costs, net line item of our consolidated statements of income.

During fiscal 2005, our net intangible balance increased by $45.9 million primarily due to $50.7 million of customer relationship intangibles acquired in the GSPP Acquisition. The customer relationship intangibles lives vary by segment acquired. We are amortizing them on a straight-line basis over a weighted average life of 22.3 years, which approximates the periods benefited.

We are amortizing all of our intangibles. None of our intangibles have significant residual values. Our intangible assets are amortized based on a straight-line basis or the estimated pattern in which the economic benefits

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are realized over their estimated useful lives ranging from 1 to 40 years and have a weighted average of approximately 20.5 years.

During fiscal 2006, 2005, and 2004, amortization expense, including financing costs, was $7.7 million, $5.1 million, and $4.0 million, respectively. Estimated amortization expense for the succeeding five fiscal years is as follows (in millions):

2007	$6.8
2008	$6.6
2009	$6.2
2010	$4.6
2011	$3.7

Note 9.	Unconsolidated Joint Venture

Seven Hills commenced operations on March 29, 2001. Our partner has the option to sell us its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase their interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received to date. We estimate this contingent obligation to purchase their interest (based on the current formula) to be approximately $8.1 million at September 30, 2006. The partners of the joint venture have guaranteed funding of any net losses of Seven Hills in relation to their proportionate share of ownership. Seven Hills has no third party debt. We have invested a total of $23.3 million in Seven Hills as of September 30, 2006. Our investment is reflected in the assets of our Paperboard segment. Our share of cumulative pre-tax losses by Seven Hills that we have recognized as of September 30, 2006 and 2005 were $1.7 million and $3.6 million, respectively. During fiscal 2006 our share of operating income at Seven Hills amounted to $1.9 million. During fiscal 2005 our share of operating losses incurred at Seven Hills amounted to $1.0 million. The loss in fiscal 2005 reflected our estimate of our share of the adverse impact of a preliminary settlement of arbitration between us and our joint venture partner, which was recorded in the third quarter of fiscal 2005. The final settlement notice was received in December 2005. At that time, we determined that a portion of the adverse impact previously recorded no longer was required and the excess amount of $1.2 million was released to income in the first quarter of fiscal 2006. During fiscal 2004, our share of operating income at Seven Hills was $0.1 million.

Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income was $3.7 million, $0.7 million and $2.8 million, for fiscal 2006, 2005, and 2004, respectively. We contributed cash of $0.2 million, $0.1 million, and $0.2 million for fiscal 2006, 2005, and 2004, respectively. Our contributions for each of those years were for capital expenditures.

We collect the receivables and disburse the payables for our Seven Hills joint venture. Therefore, at each balance sheet date we will have either a liability due to the joint venture or a receivable from the joint venture. Interest income or expense is recorded between the two parties on the average outstanding balance. At September 30, 2006 and 2005 we had a current liability of $11.0 million and $2.4 million, respectively, on our consolidated balance sheets. The change in the liability is reflected in the financing activities section of our consolidated statements of cash flows on the line item advances from the joint venture. In October 2006, the Seven Hills joint venture made a $6.2 million capital distribution that decreased the current liability discussed above.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Debt

The following were individual components of debt (in millions):

	September 30,
	2006	2005

Face value of 5.625% notes due March 2013, net of unamortized discount of $0.2 and $0.2	$99.8	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.1	2.4

	101.9	102.2
Face value of 8.20% notes due August 2011, net of unamortized discount of $0.3 and $0.4	249.7	249.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	8.3	9.9

	258.0	259.5
Term loan facility(a)	243.7	250.0
Revolving credit and swing facilities(a)	86.9	216.0
Receivables-backed financing facility(b)	90.0	55.0
Industrial development revenue bonds, bearing interest at variable rates (5.55% at September 30, 2006, and 4.30% at September 30, 2005), due through October 2036(c)	23.9	30.1
Other notes	1.7	2.3

	806.1	915.1
Less current portion of debt	40.8	7.1

Long-term debt due after one year	$765.3	$908.0

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$795.7	$902.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	10.4	12.3

	$806.1	$915.1

A portion of the September 30, 2006 debt classified as long term, which includes the revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty if our cash balances and expected future cash flows support such action. Included in the current portion of debt above is an amount of $15.0 million to reflect amounts required to support normal working capital needs.

(a)	The Senior Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original maximum principal amount of $700 million. The Senior Credit Facility provides for up to $100.0 million in loans to a Canadian subsidiary. At September 30, 2006, there were $49.8 million in borrowings to the Canadian subsidiary. As scheduled term loan payments are made, the facility size is reduced by those notional amounts. At September 30, 2006 the Senior Credit Facility had a maximum principal amount of $693.7 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. At September 30, 2006, we had issued aggregate outstanding letters of credit under this facility of approximately $37 million, none of which had been drawn upon. At September 30, 2006, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $115.5 million. Borrowings in the United States under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“U.S. LIBOR Loans”) or (2) the alternative base rate plus an applicable margin (“U.S. Base Rate Loans”). Borrowings in Canada under the Senior Credit Facility

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bear interest based either upon: (1) Canadian Deposit Offering Rate plus an applicable margin for Canadian dollar loans (“Banker’s Acceptance Loans”); (2) LIBOR plus an applicable margin for U.S. Dollar loans (“Canadian LIBOR Loans”); or (3) the Canadian or U.S. Dollar base rate plus an applicable margin (“Canadian Base Rate Loans.”) The applicable margin for determining the interest rate applicable to U.S. and Canadian Base Rate Loans ranges from 0.000% to 0.750% and Banker’s Acceptance and U.S. and Canadian LIBOR Loans from .875% to 1.75% based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”). The applicable percentage for determining the facility commitment fee ranges from 0.175% to 0.400% of the aggregate borrowing availability based on the Leverage Ratio. At September 30, 2006, the applicable margin for determining the interest rate applicable to U.S. and Canadian LIBOR Loans and Banker’s Acceptance Loans and the applicable margin for determining the interest rate applicable to U.S. and Canadian Base Rate Loans were 1.75% and 0.75%, respectively. At September 30, 2005, the applicable margin for determining the interest rate applicable to U.S. and Canadian LIBOR Loans and the applicable margin for determining the interest rate applicable to U.S. and Canadian Base Rate Loans were 1.50% and 0.50%, respectively. The facility commitment fee at September 30, 2006 and September 30, 2005 was 0.40% and 0.325% of the unused amount, respectively. Interest on the U.S. revolving credit facility and term loan facility are payable in arrears on each applicable payment date. At our election, we can choose U.S. and Canadian Base Rate Loans, U.S. and Canadian LIBOR Loans, Banker’s Acceptance Loans or a combination thereof. If we chose U.S. and Canadian LIBOR Loans or Banker’s Acceptance Loans, the interest rate reset options are 30, 60, 90 or 180 days. The Senior Credit Facility is secured by the real and personal property of the GSPP business that we acquired in the GSPP Acquisition and the following property of the Company and its wholly-owned subsidiaries: inventory and general intangibles, including, without limitation, specified patents, patent licenses, trademarks, trademark licenses, copyrights and copyright licenses. The agreement documenting the Senior Credit Facility, includes restrictive covenants regarding the maintenance of financial ratios, the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. We are in compliance with these restrictions. Under the most restrictive of these covenants as of September 30, 2006 we could pay up to approximately $90 million of dividends without violating our Minimum Consolidated Net Worth covenant.

(b)	On October 26, 2005, we amended the 364-day receivables-backed financing facility (“Receivables Facility”) and increased the maximum borrowing availability from $75.0 to $100.0 million. The facility expired on October 25, 2006. We amended the facility, and the facility is scheduled to expire on November 16, 2007. Accordingly, such borrowings are classified as non-current at September 30, 2006. At September 30, 2005, we had the intent to maintain at least $55.0 million outstanding under this facility on a long-term basis. We also had the ability to re-finance this borrowing on a long-term basis, as evidenced by the fact that it was renewed in October 2005, expiring October 2006. Accordingly, we have reclassified the $55.0 million drawn upon this facility at September 30, 2005 previously classified as short-term to long-term. Borrowing availability under this facility is based on the eligible underlying receivables. At September 30, 2006, maximum available borrowings under this facility were approximately $100.0 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.61% as of September 30, 2006. The borrowing rate at September 30, 2005 was 4.10%.

(c)	The industrial development revenue bonds are issued by various municipalities in which we maintain operations or other facilities. The bonds are fully secured by a pledge of payments to the municipality by us under a financing agreement. Each series of bonds are also secured by and payable through a letter of credit issued in favor of the Trustee to the bonds. We are required to maintain these letters of credit under the terms of the bond indenture. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Senior Credit Facility. A remarketing agent offers the bonds for initial sale and uses its best efforts to remarket the bonds until they mature or are otherwise fully redeemed. The remarketing agent also periodically determines the interest rates on the bonds based on prevailing market conditions. The

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remarketing agent is paid a fee for this service. Our industrial development revenue bonds are remarketed on a periodic basis upon demand of the bondholders. If the remarketing agent is unable to successfully remarket the bonds, the remarketing agent will repurchase the bonds by drawing on the letters of credit. If this were to occur, we would immediately reimburse the issuing lender with the proceeds of a revolving loan obtained under the Senior Credit Facility. Accordingly, we have classified the industrial development revenue bonds as non-current.

Interest on our 8.20% notes due August 2011 (“August 2011 notes”) is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 notes”) is payable in arrears each September and March. Our August 2011 notes and March 2013 notes are unsecured facilities. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. At September 30, 2006 and 2005, the fair market value of the August 2011 notes was approximately $261.6 million and $258.8 million, respectively, based on quoted market prices. At September 30, 2006 and 2005, the fair market value of the March 2013 notes, was approximately $93.3 million and $90.8 million, respectively, based on quoted market prices.

As of September 30, 2006, the aggregate maturities of long-term debt for the succeeding five fiscal years are as follows (in millions):

2007	$40.8
2008	128.0
2009	87.9
2010	168.1
2011	250.0
Thereafter	121.4
Unamortized hedge adjustments from terminated interest rate derivatives or swaps	10.4
Unamortized bond discount	(0.5)

Total long-term debt	$806.1

Note 11.	Leases

We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

As of September 30, 2006, future minimum lease payments under all noncancelable leases, excluding the Demopolis lease discussed in Note 6, for the succeeding five fiscal years, including certain maintenance charges on transportation equipment, are as follows (in millions):

2007	$12.2
2008	9.2
2009	5.6
2010	3.3
2011	2.2
Thereafter	2.9

Total future minimum lease payments	$35.4

Rental expense for the years ended September 30, 2006, 2005, and 2004 was approximately $18.4 million, $18.0 million and $16.5 million, respectively, including lease payments under cancelable leases.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes

The provisions for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2006	2005	2004

Current income taxes:
Federal	$1.1	$(3.4)	$9.1
State	(0.8)	0.5	(1.2)
Foreign	4.1	1.2	3.3

Total current	4.4	(1.7)	11.2

Deferred income taxes:
Federal	8.1	2.9	(0.6)
State	(2.1)	(0.1)	(4.6)
Foreign	(0.5)	1.2	(0.3)

Total deferred	5.5	4.0	(5.5)

Provision for income taxes	$9.9	$2.3	$5.7

The components of deferred tax expense are as follows (in millions):

	Year Ended September 30,
	2006	2005	2004

Employee related accruals and allowances	$(2.7)	$(0.8)	$(1.5)
Research and development and other federal credit carryforwards	(1.2)	—	—
State net operating loss carryforwards, net of valuation allowance	(2.1)	(2.6)	(0.5)
State credit carryforwards, net of federal benefit and valuation allowance	—	0.3	(1.0)
Property, plant and equipment	9.7	15.9	(12.5)
Deductible intangibles	2.4	1.4	2.4
Pension	1.5	(4.0)	7.4
Inventory reserves	(0.3)	(2.3)	1.4
Other deferred tax assets	(0.7)	0.4	(0.9)
Other deferred tax liabilities	(1.1)	(4.3)	(0.3)

Deferred income tax expense	$5.5	$4.0	$(5.5)

Income tax expense is included in our consolidated statements of income as follows:
Continuing operations	$9.9	$2.3	$0.9
Discontinued operations	—	—	4.8

Provision for income taxes	$9.9	$2.3	$5.7

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2006	2005	2004

Statutory federal tax rate	35.0%	35.0%	35.0%
Meals and entertainment expense	0.9	2.5	2.0
Adjustment of deferred taxes for changes in state and foreign tax rates	(5.2)	6.9	(1.8)
Fixed assets and inventory adjustments	0.2	(6.6)	3.6
Adjustment and resolution of federal and state tax deductions	(1.7)	(20.8)	(2.2)
State taxes, net of federal benefit	(1.6)	(3.5)	1.2
Research and development and other tax credits, net of valuation allowances	(2.1)	(0.1)	(0.8)
Adjustment to deferred taxes — restructuring	(1.0)	(1.7)	(9.0)
Other valuation allowances	0.6	0.8	(5.3)
Other, net	0.7	(1.2)	1.7

Effective tax rate	25.8%	11.3%	24.4%

In fiscal 2006, we recorded a state tax benefit of $2.4 million which related primarily to a change in our state effective tax rate on our domestic operating entities from approximately 4% to 3% and we recorded research and development and other tax credits of $0.8 million, net of valuation allowances, primarily related to prior years. In fiscal 2005, we recorded a $4.1 million benefit resulting from the adjustment and resolution of federal and state tax deductions that we had previously reserved. This benefit was partially offset by a $1.4 million expense related to changes in our state effective tax rates, net of changes to our Canadian tax rate. In fiscal 2004, we reorganized our corporate subsidiaries, reducing the number of corporate entities and the complexity of our organizational structure which resulted in a one-time income tax benefit of $2.1 million. The restructuring also allowed us to reduce valuation allowances by $1.2 million for certain state net operating loss and tax credit carry forwards that we had previously concluded were not likely to be realized.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2006	2005

Deferred income tax assets:
Accruals and allowances	$3.2	$3.1
Employee related accruals and allowances	9.2	6.6
Minimum pension liability	32.7	43.4
Research and development and other federal credit carryforwards	1.3	—
State net operating loss carryforwards	6.8	4.5
State credit carryforwards, net of federal benefit	0.9	0.9
Foreign tax credit carryforwards	1.6	—
Valuation allowances	(3.5)	(1.7)
Other	6.0	4.6

Total	58.2	61.4

Deferred income tax liabilities:
Property, plant and equipment	118.4	108.2
Deductible intangibles	13.9	11.4
Pension	11.7	10.2
Inventory reserves	1.7	2.0
Other	6.4	7.5

Total	152.1	139.3

Net deferred income tax liability	$93.9	$77.9

Deferred taxes are recorded as follows in the consolidated balance sheet:

	September 30,
	2006	2005

Current deferred tax asset	$5.9	$5.1
Long-term deferred tax liability	99.8	83.0

Net deferred income tax liability	$93.9	$77.9

At September 30, 2006 and September 30, 2005, net operating losses, for state tax reporting purposes, of approximately $144 million and $94 million, respectively, were available for carry forward. These loss carry forwards generally expire within 5-20 years. We have recorded deferred tax assets of $6.8 million and $4.5 million at September 30, 2006 and 2005, respectively as our estimate of the future benefit of these losses, and we have also recorded valuation allowances of $1.6 million and $1.4 million at September 30, 2006 and 2005 against these assets. In addition, at September 30, 2006 and 2005, certain allowable state tax credits were available for carry forward. These state credit carry forwards generally expire within 5-10 years. We have recorded a deferred tax asset of $0.9 million at September 30, 2006 and 2005 as our estimate of the future benefit of these credits, and we have also recorded a valuation allowance of $0.2 million at September 30, 2006 and 2005 against these assets.

At September 30, 2006 and September 30, 2005, net operating losses, for federal tax reporting purposes of approximately $5.7 million and $21.7 million, respectively, were available for carry back or carry forward. We have applied all 2005 net operating loss, and we anticipate carrying back the 2006 net operating loss, to offset 2004

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income. In addition, at September 30, 2006, approximately $1.3 million of certain allowable federal tax credits were available for carry forward and as such have been recorded as a deferred tax asset at September 30, 2006. The federal credit carry forwards generally expire within 8-20 years.

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2006	2005	2004

United States continuing operations	$28.4	$13.0	$(0.2)
United States discontinued operations	—	—	12.5

	28.4	13.0	12.3
Foreign continuing operations	10.2	6.9	10.7
Foreign discontinued operations	—	—	0.3

	10.2	6.9	11.0

Income before income taxes	$38.6	$19.9	$23.3

The American Jobs Creation Act of 2004 created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by allowing a deduction against United States taxes for an amount equal to 85% of any dividends received from controlled foreign corporations. We repatriated $33.6 million in extraordinary dividends, as defined in the Jobs Creation Act, from our Cartem Wilco operations and our Ling Industries, Inc. operations during the quarter ended December 31, 2005. As a result of this repatriation, we expect to pay $2.3 million of United States taxes.

We have elected to treat earnings from certain foreign subsidiaries from the date we acquired the operations as subject to repatriation and we provide for taxes accordingly. We consider all earnings of our other foreign subsidiaries indefinitely reinvested in the respective foreign operations other than those we repatriated under the American Jobs Creation Act of 2004 as extraordinary dividends. As of September 30, 2006, we estimate those indefinitely reinvested earnings to be approximately $25.6 million. We have not provided for any United States taxes that would be due upon repatriation of those earnings into the United States. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable.

Note 13.  Retirement Plans

Defined Benefit Pension Plans

We have five qualified defined benefit pension plans with approximately 56% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. Approximately 35% of our employees are covered by collective bargaining agreements. Approximately 5% of our employees are covered by collective bargaining agreements that have expired and another 10% are covered by collective bargaining agreements that expire within one year.

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension plans’ assets to several investment management firms across a variety of investment styles. Our Defined Benefit Investment Committee meets at least four times a year with an investment advisor to review each management firm’s

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance and monitor their compliance with their stated goals, our investment policy and ERISA standards. Our pension plans’ asset allocations at September 30, by asset category, were as follows:

	2006	2005

Equity investment managers	70%	66%
Fixed income investment managers	29%	29%
Cash and cash equivalents	1%	2%
Alternative investment managers	0%	3%

Total	100%	100%

In fiscal 2006, the Defined Benefit Committee and our investment advisor reviewed our investments in the alternative investment asset class. As a result of this review, we liquidated our investments in the Hedge Fund of Funds that were part of the alternative investment asset class. We have maintained a minimal investment with a venture capital fund in the alternative investment asset class.

The objective of our investment policy is to assure the management of our retirement plans in accordance with the provisions of ERISA and the regulations pertaining thereto. Our investment policy focuses on a long-term view in managing the pension plans’ assets by following investment theory that assumes that over long periods of time there is a direct relationship between the level of risk assumed in an investment program and the level of return that should be expected. The formation of judgments and the actions to be taken on those judgments will be aimed at matching the long-term needs of the pension plans with the expected, long-term performance patterns of the various investment markets.

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisor, we adopted the following target allocations to produce desired performance:

Target Allocations

	2006	2005

Equity managers	50-80%	50-80%
Fixed income managers	15-45%	15-45%
Alternative investments, cash and cash equivalents	0-45%	0-45%

These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges. We adopted our target allocations based on a review of our asset allocation with our investment advisor in fiscal 2005. We plan on refreshing our asset allocation study every three to five years. In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria primarily based on historical returns by asset class, and included long-term return expectations by asset class. We currently expect to contribute approximately $13 million to our five qualified defined benefit plans in fiscal 2007 and expect to contribute approximately $45 million by the end of fiscal 2008 (unaudited). We use a September 30 measurement date.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected benefit obligation, fair value of assets and net periodic pension cost include the following components (in millions):

	Year Ended September 30,
	2006	2005

Projected benefit obligation at beginning of year	$338.1	$300.1
Service cost	9.5	9.4
Interest cost on projected benefit obligations	18.1	17.7
Amendments	0.3	—
Curtailment gain	—	(7.3)
Actuarial (gain) loss	(18.2)	29.1
Benefits paid	(12.6)	(10.9)

Projected benefit obligation at end of year	335.2	338.1

Fair value of assets at beginning of year	226.8	208.9
Actual gain on plan assets	20.8	21.4
Employer contribution	20.6	7.4
Benefits paid	(12.6)	(10.9)

Fair value of assets at end of year	255.6	226.8

Funded status	(79.6)	(111.3)
Net unrecognized loss	95.0	121.1
Unrecognized prior service cost	2.2	2.0

Net amount recognized	$17.6	$11.8

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$17.6	$11.8
Additional minimum liability	(87.9)	(114.4)
Intangible asset	3.0	3.1
Accumulated other comprehensive loss	84.9	111.3

Net amount recognized	$17.6	$11.8

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts we are required to recognize in the consolidated statements of income are as follows (in millions):

	Year Ended September 30,
	2006	2005	2004

Service cost	$9.5	$9.4	$9.0
Interest cost on projected benefit obligations	18.1	17.7	17.3
Expected return on plan assets	(20.6)	(19.0)	(16.3)
Net amortization of actuarial loss	7.7	7.1	6.6
Net amortization of prior service cost	0.1	0.1	—
Curtailment loss (gain)	—	(0.4)	0.7

Total company defined benefit plan expense	14.8	14.9	17.3
Multi-employer plans for collective bargaining employees	0.5	0.5	0.5

Net periodic pension cost	$15.3	$15.4	$17.8

Weighted-average assumptions used in the calculation of pension expense for fiscal years ended:

	2006	2005	2004

Discount rate	5.50%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

For calculating pension expense in fiscal 2006, our weighted-average assumption for the expected increase in compensation was 2.75% for the next five years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels used to calculate pension expense in fiscal 2005 and fiscal 2004 was 3% in each year.

	2006	2005	2004

Weighted-average assumptions as of September 30:
Discount rate	5.875%	5.50%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2006, was 3.0% for the next four years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2005, was 2.75% for the next five years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2004 was 3% in each year. Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets every 3 to 5 years through an asset allocation study with either our actuary or investment advisor. Our latest review occurred in fiscal 2005. On September 30, 2006 we changed the basis for computing our assumed discount rate. The September 30, 2006 discount rate reflects an analysis by our actuary of the projected benefit cash flows from our two largest defined benefit plans against discount rates published in the September 30, 2006 Citigroup Pension Discount Curve. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. For benefit cash flows beyond 30 years we used the 30 year rate of the Citigroup Pension Discount Curve. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. To set the assumed discount rate for all plans, the average of the discount rate for the two largest plans was rounded up to the nearest 0.125%. In previous years, our discount rate was reviewed annually to reflect the published yield of the Moody’s AA Utility Bond Index on September 15, rounded up to the nearest 0.25%. We changed our discount rate methodology because we feel the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis using the Citigroup Pension Discount Curve provides a more accurate reflection of our future benefit obligations than the use of the Moody’s AA Utility Bond Index yield.

On September 30, 2006 we updated the mortality rates used in our pension expense calculation to reflect those of the 2000 Retired Pensioners Mortality table (“RP-2000 table”) with collar adjustments for males and females. Previously, we had used the 1983 Group Annuity Mortality table (“GAM-83 table.”) We switched to the RP-2000 table with collar adjustment for males and females because it provides a more accurate representation of the life expectancy of our work force. For our two plans covering white collar employees, we used blended blue and white collar rates to reflect the populations in those plans. For our three plans covering union employees, we used blue collar rates to reflect the populations of those plans. The accumulated benefit obligation for all defined benefit pension plans was $325.9 million and $329.3 million at September 30, 2006, and 2005, respectively.

The estimated benefit payments, which reflect expected future service, as appropriate, that we project are as follows (in millions):

2007	$12.9
2008	13.7
2009	14.6
2010	15.6
2011	16.5
Years 2012 – 2016	102.0

The retirement plans review committee of our board of directors reviewed management’s recommendations with respect to certain modifications of our retirement benefits and requested that such recommendations be submitted to the board of directors for approval. On October 29, 2004, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees (our “pension plan”). We have summarized these changes below. The changes were effective January 1, 2005 and March 1, 2005, based on an employee’s status on December 31, 2004. The changes resulted in curtailment income of $0.4 million, which we recognized when we adopted the pension plan changes.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, we offered a subsequent voluntary election for salaried and nonunion hourly employees who were participating in the pension plan. This election, which did not result in a curtailment, is summarized below:

•	Effective January 1, 2006, current employees who were 35 years old or older or who had 5 years or more of vesting service on December 31, 2004, were allowed to opt for no future pension accrual and the enhanced 401(k) plan match. In the event they chose this option, we will pay these employees pension benefits earned through December 31, 2005, upon retirement in accordance with applicable plan rules.

401(k) Plans

We have 401(k) plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial two month waiting period. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). We generally record matching expense, net of forfeitures, of fifty cents on the dollar for the first six percent for those individuals not participating in the enhanced 401(k) plan match. Under the enhanced 401(k) plan match, we record matching expense that is dollar for dollar on the first three percent and fifty cents on the dollar for the next two percent. During fiscal 2006, 2005, and 2004, we recorded expense of $7.4 million, $5.3 million, and $4.5 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified unfunded deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based portion was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in the 401(k) plan in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant in the senior executive portion of the plan, elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and 6% of eligible bonus. The Company matches fifty cents on the dollar of the amount contributed in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The benchmark investment alternatives available under the Supplemental Plans are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives available under our 401(k) plans. We recorded matching expense of $0.1 million in each of fiscal 2006, 2005, and 2004, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. We recorded expense relating to the SERP of $1.0 million, $0.8 million, and $0.6 million for the fiscal years ended September 30, 2006, 2005, and 2004, respectively. Amounts we accrued as of September 30, 2006 and 2005 related to the SERP were $3.9 million and $2.9 million, respectively. In November

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 the plan was amended to provide that the benefit will be paid as a lump sum for participants whose employment terminates on or after November 11, 2005.

Note 14.  Derivatives

The following is a summary of the net fair value of both our financial derivative instruments as well as our physical contracts that qualify as derivatives under SFAS 133 that are outstanding as of September 30 (in millions, asset / (liability)):

	2006	2005

Interest rate financial swaps	$(4.4)	$5.4
Commodity financial swaps	(0.1)	—
Commodity physical contracts	0.1	—

Net fair value of derivative contracts	$(4.4)	$5.4

The fair value of our derivative instruments is generally based on market pricing and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The income from cash flow hedges, reclassified from other comprehensive income into earnings, as a component of interest expense, during fiscal 2006 and 2005 was approximately $2.9 million and $0.4 million, respectively. We also recorded pretax income of $1.8 million and $4.1 million during fiscal 2006 and 2005, respectively, as a component of interest expense for the amortization of the hedge adjustment from terminated fair value interest rate swaps. We expect to reclassify approximately $3.0 million to pre-tax income from accumulated other comprehensive income related to various cash flow hedges which will increase earnings during fiscal 2007. Our commodity financial swaps hedge forecasted physical transactions through November 30, 2008.

We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. As part of our strategy to reduce our exposure to floating interest rates, prior to June 2005, we paid $4.3 million to terminate $200.0 million notional amount of long-term fixed-to-floating fair value interest rate swaps. We are amortizing the related adjustment to the carrying value of the fixed rate debt instrument to interest expense using the effective interest method over its remaining life. In June 2005 we entered into $350.0 million notional amount, and in September 2005 we entered into $75.0 million notional amount, of floating-to-fixed interest cash flow rate swaps. We designated the June and September 2005 swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt.

The June and September 2005 swaps were terminated in February 2006 and new swaps were entered into at that time with notional amounts of $425.0 million. We realized net proceeds of $9.9 million upon such terminations. These new swaps were terminated in June 2006. We realized net proceeds of $4.6 million upon such terminations in June. New swaps, with notional amounts of $390.0 million were entered into concurrently with the terminations in June. At September 30, 2006 we concluded it was probable that some of the forecasted transactions hedged by the terminated swaps would not occur. Accordingly, approximately $0.4 million of deferred income was reclassified out of accumulated other comprehensive income into the consolidated statement of income. As of September 30, 2006, we had swaps in place amounting to a notional amount of $350.0 million. The fair value of these swaps was a liability of $4.4 million at September 30, 2006. Subsequent to September 30, 2006, we terminated one of these swaps, with a notional amount of $100.0 million, at a minimal cost.

Upon termination of these cash flow swaps, any amounts received (or paid) are not immediately recognized as income but are credited (or debited) to “Other Comprehensive Income/(Loss)” and amortized to earnings — as interest income (or expense) — over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. The amount of ineffectiveness recorded in the results of operations for

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2006 and 2005 was minimal. Amounts remaining in Other Comprehensive Income/(Loss) related to active and terminated swaps at September 30, 2006 are a pre-tax loss of $4.1 million and pre-tax income of $10.8 million, respectively.

Note 15.  Shareholders’ Equity

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2006, we had 2.0 million shares of Common Stock available for repurchase under the amended repurchase plan. Pursuant to our repurchase plan, during fiscal 2006, 2005, and fiscal 2004, we did not repurchase any shares of Common Stock.

Adoption of SFAS 123(R)

We maintain a stock-based compensation plan which allows for the issuance of nonqualified stock options and restricted shares. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a fifteen percent discount. Prior to fiscal 2006, we accounted for the plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because all stock options granted had an exercise price equal to the market value of the stock on the date of the grant, no expense was recognized. In addition, under APB 25, the employee stock purchase plan was considered noncompensatory and no expense related to this plan was recognized prior to fiscal 2006. Expense related to restricted stock grants was recognized.

Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R). The adoption of SFAS 123(R) did not have a material effect on our consolidated financial statements. We chose the modified prospective method of adoption in which we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” for pro forma disclosures. Compensation expense in fiscal 2005 and 2004 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. In accordance with the modified prospective transition method, we have netted, for all periods presented, the balance of Deferred Compensation previously displayed as a component of shareholders’ equity against additional paid-in capital.

SFAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) related to the restricted shares was not material.

For the prior year pro forma information we recognized compensation cost over the explicit service period (for retirement eligible employees, this included the period up to the date of actual retirement). Upon adoption of SFAS 123(R), we recognize compensation cost over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123(R). Awards outstanding prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit service period. If we had followed the nonsubstantive vesting provisions of SFAS 123(R) for retirement eligible employees, the impact on pro forma net income and pro forma diluted earnings per share would have been de minimis.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the adoption of SFAS 123(R), in fiscal 2006 we recognized combined employee stock purchase plan expense and stock option expense of $0.6 million (net of $0.4 million income taxes) or $0.02 per diluted share.

The following disclosure shows what our net income and earnings per share would have been using the fair value measurement model under SFAS 123 (in millions, except per share data):

	2005	2004

Net income, as reported	$17.6	$17.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.0	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.9)	(3.8)

Pro forma net income	$13.7	$14.8

Earnings per share:
Basic — as reported	$0.50	$0.51

Basic — pro forma	$0.39	$0.42

Diluted — as reported	$0.49	$0.50

Diluted — pro forma	$0.38	$0.42

Stock Options

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

We applied the following weighted average assumptions to stock option grants made in the following periods and such assumptions were used in the calculation of the pro forma data in the table above:

	2006	2005	2004

Expected Term in Years	7	7	7
Expected Volatility	42.9%	44.1%	43.8%
Risk-Free Interest Rate	5.1%	4.1%	4.1%
Dividend Yield	2.6%	2.6%	2.2%

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the year ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In Millions)

Outstanding at September 30, 2005	3,986,103	$13.90
Granted	50,000	16.46
Exercised	(653,867)	13.41
Expired	(168,867)	17.85
Forfeited	(2,000)	14.01

Outstanding at September 30, 2006	3,211,369	$13.83	5.5 years	$19.2

Exercisable at September 30, 2006	3,125,378	$13.78	5.4 years	$18.9

Options available for future grant at September 30, 2006	1,006,666

Our results of operations for the fiscal year ended September 30, 2006 include $0.2 million of compensation expense for stock options (net of approximately $0.2 million of income taxes). The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2006, 2005, and 2004 was $6.50, $4.47, and $6.35 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was $2.7 million, $0.6 million, and $1.1 million, respectively.

A summary of the status of our nonvested options as of September 30, 2005, and changes during the fiscal year ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value

Nonvested at September 30, 2005	246,999	$5.75
Granted	50,000	6.50
Vested	(209,008)	5.75
Forfeited	(2,000)	5.71

Nonvested at September 30, 2006	85,991	$6.19

As of September 30, 2006, there was $0.3 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a period of 2.8 years. We amortize these costs using the accelerated attribution method. The total fair value of shares vested during the fiscal years ended September 30, 2006, 2005, and 2004, was $0.2 million, $2.4 million, and $1.2 million, respectively.

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of approximately $1.0 million were included in cash used for financing activities in fiscal 2006.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

A summary of our unvested restricted stock awards as of September 30, 2005 and changes during the year ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value

Unvested at September 30, 2005	508,831	$13.55
Granted	598,500	13.56
Vested	(92,501)	14.24
Forfeited	—	—

Unvested at September 30, 2006	1,014,830	$13.49

Our results of operations for the fiscal years ended September 30, 2006, 2005 and 2004 includes $2.6 million, $1.7 million and $1.5 million of compensation expense for restricted stock, respectively. The weighted average grant date fair value for restricted stock granted during the fiscal years ended September 30, 2006, 2005 and 2004 was $13.56, $11.32 and $15.42 per share, respectively. The total fair value of restricted stock vested during the years ended September 30, 2006, 2005 and 2004 was $1.4 million, $1.2 million, and $0.3 million, respectively.

In fiscal 2006, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors. We will recognize a total of $0.3 million in compensation expense ($0.2 million and $0.1 million in fiscal 2006 and 2007, respectively) in connection with these shares. Additionally, a combined 580,500 shares of restricted stock were granted to certain employees in fiscal 2006. One-third of these shares have a performance condition and service condition and two-thirds of the shares have a market condition and service condition. The performance condition will be met upon the achievement of any one of the following three criteria:

•	Achievement of Credit Agreement Debt to EBITDA (as defined in the Company’s Senior Credit Facility) ratio of 4.4 or lower for any trailing 12 months during the service period.

•	Reduction of net debt as of March 31, 2005 pro forma for the Gulf States acquisition by $180 million by September 30, 2007 as adjusted for any subsequent acquisitions or dispositions of businesses.

•	An increase in diluted earnings per share, adjusted to exclude restructuring costs, by 15% or more in fiscal 2006 or 2007 over fiscal 2005.

The market condition will be met upon achievement of the following stock price appreciation goals as measured by the average New York Stock Exchange closing price for any ten consecutive trading days during the service period:

•	The condition will be met with respect to one third of the award if the Company achieves a stock price of $18 per share within the vesting period.

•	The condition will be met with respect to one third of the award if the Company achieves a stock price of $20 per share within the vesting period.

•	The condition will be met with respect to one third of the award if the Company achieves a stock price of $22 per share within the vesting period.

The service vesting condition for both the shares with a performance and service condition and a market and service condition is such that one third of each award will vest at the end of years three, four and five. The shares will not be deemed issued and will not have voting or dividend rights until the relevant performance or market conditions have been met. Once the relevant performance or market conditions have been met, the shares will be deemed issued and will have voting and dividend rights as of that time, but they will be held by the Company and be subject to

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture if the service conditions are not met. Expense is recognized on the shares granted with a performance condition and service condition over the explicit service period because it is probable the performance condition will be satisfied. The shares issued with a performance condition were satisfied subsequent to the end of the fiscal year because the increase in diluted earnings per share, adjusted to exclude restructuring costs, by 15% or more in fiscal 2006 over fiscal 2005. We also achieved the Credit Agreement Debt to EBITDA target. Expense is recognized on the shares granted with a market condition and service condition over the requisite service period which is based on the longer of the derived service period or explicit service period. Two of the three market conditions were achieved in fiscal 2006 because the $18 and $20 share price hurdles were met. The 451,503 shares whose performance and market conditions were met are included in the computation of diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Subsequent to year end, the third market condition of $22 per share was achieved. The fiscal 2006 grants that contained a market condition and service condition were valued using a binomial model. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 2.57%, a risk free rate of 4.95%, and forfeitures of 7.62%. We will recognize a total of $7.9 million in compensation expense ($0.9 million in fiscal 2006, $2.0 million in fiscal 2007, $2.1 million in fiscal 2008, $1.7 million in fiscal 2009, $0.9 million in fiscal 2010, and $0.3 million in fiscal 2011) in connection with these shares.

There was approximately $9.5 million of total unrecognized compensation cost related to unvested restricted shares as of September 30, 2006 that will be recognized over a weighted average remaining vesting period of 2.86 years. We have restricted shares outstanding granted in fiscal 2002, 2003, 2004, and 2005, each of which vests upon completion of required service in one third increments on the third, fourth and fifth anniversary of the grant date. The grants are subject to earlier vesting upon satisfaction of certain earnings improvement criteria specific to each award in one third increments on the first, second and third anniversary of the grant date. The measurement date for early vesting of all of these grants is March 31 of the respective year. None of the early vesting periods for fiscal 2003, 2004, 2005, or 2006 grants have been satisfied.

Employee Stock Purchase Plan

Under the Amended and Restated 1993 Employee Stock Purchase Plan (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. In January 2004, our board of directors amended the Plan to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 3,320,000 shares of Common Stock. During the fiscal year ended September 30, 2006, employees purchased approximately 316,000 shares under the Plan. We recognized $0.6 million expense relating to the Plan for the fiscal year ended September 30, 2006 related to the 15% discount on the purchase price allowed to employees. As of September 30, 2006, approximately 259,000 shares of Common Stock remained available for purchase under the Plan.

Note 16.	Business Interruption and Other Insurance Recoveries

During fiscal 2006, we had a mechanical failure of the white liquor clarifier at our bleached paperboard mill and a flood at another mill. We received $4.3 million of insurance proceeds, after $3.9 million of deductibles, for $1.5 million of property damage claims and $2.8 million of business interruption claims. The proceeds from the property damage claims were used to return certain equipment to its original condition, perform plant clean-up, and replace other equipment that was damaged in the two events mentioned above. The majority of these recoveries are reflected in the line item cost of goods sold on our consolidated statements of income.

Note 17.	Related Party Transactions

J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., the insurance agency that brokers a portion of the insurance for our company. During fiscal 2006, 2005, and 2004, we paid Brown & Brown, Inc. approximately $0.3 million, $0.3 million, and $0.4 million, respectively,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million, $0.2 million, and $0.2 million, respectively, for commissions on premiums for insurance purchased by us. For the fiscal years ended September 30, 2006, 2005, and 2004, such payments to Brown & Brown, Inc., inclusive of fees for services and commissions paid, totaled approximately $0.5 million, $0.5 million, and $0.6 million, respectively. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $4.7 million, $4.8 million, and $4.6 million, in fiscal 2006, 2005, and 2004, respectively.

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

•	During fiscal 2004, we maintained a revolving credit facility (in which SunTrust Banks, Inc. has a 22.92% share) under which SunTrust Bank, Atlanta, a wholly owned subsidiary of SunTrust Banks, Inc., served as agent. We had aggregate borrowing availability thereunder of $75.0 million through June 2005. As of September 30, 2004, we had no borrowings outstanding thereunder.

•	During fiscal 2004, we entered into derivative transactions with SunTrust Capital Markets. At the end of fiscal 2004, we had no derivative transactions in place with SunTrust Capital Markets.

•	At September 30, 2004, we were a party with SunTrust Banks, Inc. to a letter of credit agreement relating to industrial development revenue bonds issued on our behalf and relating to aspects of our business. We discontinued this arrangement in June 2005 when we entered into our new credit facility.

•	SunTrust Banks, Inc., through one of its subsidiaries, Trusco Capital Management, Inc., managed some of the assets in our defined benefit plan, which totaled approximately $65.0 million as of September 30, 2004.

•	SunTrust Banks, Inc. and its subsidiaries have performed other banking and financial consulting services for us in fiscal 2004. Our aggregate payments to SunTrust Banks, Inc. and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2004, or 1% of SunTrust Banks’ gross revenues during its fiscal year ended December 31, 2003.

Note 18.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2006, total approximately $11.5 million.

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

We believe that future compliance with these environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows. However, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Clean Air Act will have on our operations or capital expenditure requirements. However, we believe that any impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows.

We have been identified as a potentially responsible party (“PRP”) at 10 active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these ten sites:

•	With respect to each of two sites, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of eight sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of six sites, we determined while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

•	With respect to one site, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.

•	With respect to one site, we have preliminarily determined that it is probable that we have incurred a liability with respect to this site. The status of the site is unknown, pending further investigation.

In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant. Additional information on the four sites follows:

•	Contamination was discovered at the time of the GSPP Acquisition at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition and we believe that we have strong defenses under applicable laws with respect to any pre-closing environmental contamination.

•	One of these sites is one of our former locations that is involved in a clean-up under the state hazardous waste sites program. Investigations of a few areas of concern are continuing.

•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by the oil release.

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

We have made the following guarantees as of September 30, 2006:

•	We have a 49% ownership interest in Seven Hills. The partners guarantee funding of net losses in proportion to their share of ownership.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Over the past several years, we have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified before December 31, 2002 have expired either by operation of law or as a result of the terms of the agreement. We have not recorded any liability for the indemnifications issued or modified before December 31, 2002, and are not aware of any claims or other information that would give rise to material payments under such indemnities. Our specified maximum aggregate potential liability on an undiscounted basis is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities entered into after December 31, 2002, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.

Insurance Placed with Kemper

During fiscal 1985 through 2002, Kemper Insurance Companies/Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present, based on public comments made by Kemper, we believe it is reasonably possible they will not be able to pay some or all of the future liabilities associated with our open and reopened claims. However, we cannot reasonably estimate the amount that Kemper may be unable to pay. Additionally, we cannot reasonably estimate the impact of state guarantee funds and any facultative and treaty reinsurance that may be available to pay such liabilities. If Kemper is ultimately unable to pay such liabilities, we believe the range of our liability is between approximately $0 and $2 million, and we are unable to estimate the liability more specifically because of the factors described above. There can be no assurance that any associated liabilities we may ultimately incur will not be material to our results of operations, financial condition or cash flows.

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our consolidated balance sheet for the period ending September 30, 2006. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.

Joint Venture Option

Seven Hills commenced operations on March 29, 2001. Our partner has the option to sell us its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase their interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received to date. At September 30, 2006, we estimate this contingent obligation to purchase their interest (based on the current formula) to be approximately $8.1 million

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which would result in a current purchase price of less than 40% of our joint venture partner’s current book net equity investment.

Note 19.	Segment Information

We revised our segment disclosures to separately present a new Corrugated segment previously included in the Merchandising Display segment. The financial statements presented have been reclassified to reflect this revision.

We report four business segments. The Packaging Products segment consists of facilities that produce folding cartons and interior packaging. The Paperboard segment consists of facilities that manufacture paperboard, corrugated medium, laminated paperboard products, and facilities that collect recovered paper. The Merchandising Displays segment consists of facilities that produce displays. The Corrugated segment consists of facilities that produce corrugated packaging and sheet stock. Our Paperboard segment consists of our paperboard and recycled fiber operating segments. Our Packaging Products segment consists of our Folding Carton and Interior Packaging operating segments. These operating segments are aggregated because they have similar: economic characteristics, products and services, production processes, type and class of customers, and distribution methods.

Certain operations included in the Packaging Products segment are located in Canada, Mexico, Chile and Argentina. Our foreign operations had segment income of $10.6 million, $7.5 million, and $10.8 million for fiscal years ended September 30, 2006, 2005, and 2004, respectively. For fiscal 2006, foreign operations represented approximately 8.9%, 8.3% and 11.6% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2005, foreign operations represented approximately 9.8%, 8.7% and 11.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2004, foreign operations represented approximately 10.0%, 13.1% and 15.2% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. As of September 30, 2006, 2005, and 2004, we had foreign long-lived assets of $85.8 million, $84.6 million, and $83.3 million, respectively.

We evaluate performance and allocate resources based, in part, on profit or loss from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described above in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income (loss) from our unconsolidated joint venture, as well as our investment in the joint venture, in the results for the Paperboard segment.

Following is a tabulation of business segment information for each of the past three fiscal years (in millions):

	Years Ended September 30,
	2006	2005	2004

Net sales (aggregate):
Packaging Products	$1,267.8	$994.0	$908.1
Paperboard	819.7	615.4	539.9
Merchandising Displays	233.2	226.3	237.8
Corrugated	135.7	118.5	89.9

Total	$2,456.4	$1,954.2	$1,775.7

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2006	2005	2004

Less net sales (intersegment):
Packaging Products	$2.9	$3.4	$3.5
Paperboard	298.9	202.3	176.8
Merchandising Displays	0.1	0.2	0.4
Corrugated	16.4	14.8	13.7

Total	$318.3	$220.7	$194.4

Net sales (unaffiliated customers):
Packaging Products	$1,264.9	$990.6	$904.6
Paperboard	520.8	413.1	363.1
Merchandising Displays	233.1	226.1	237.4
Corrugated	119.3	103.7	76.2

Total	$2,138.1	$1,733.5	$1,581.3

Segment income:
Packaging Products	$45.0	$33.4	$38.0
Paperboard	62.2	31.6	15.7
Merchandising Displays	16.4	17.6	24.0
Corrugated	4.0	3.5	5.1

	127.6	86.1	82.8
Restructuring and other costs, net	(7.8)	(7.5)	(32.7)
Non-allocated expenses	(20.8)	(17.8)	(12.5)
Interest expense	(55.6)	(36.6)	(23.6)
Interest and other income (expense)	1.6	0.5	(0.1)
Minority interest in consolidated subsidiaries	(6.4)	(4.8)	(3.4)

Income from continuing operations before income taxes	$38.6	$19.9	$10.5

Identifiable assets:
Packaging Products	$662.1	$674.6	$518.6
Paperboard	886.3	901.0	498.9
Merchandising Displays	158.0	133.0	145.5
Corrugated	42.7	42.3	48.9
Assets held for sale	4.0	3.4	1.5
Corporate	30.9	44.1	70.4

Total	$1,784.0	$1,798.4	$1,283.8

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2006	2005	2004

Goodwill
Packaging Products	$84.5	$81.2	$64.6
Paperboard	243.4	240.9	203.7
Merchandising Displays	28.7	28.8	28.8
Corrugated	—	—	—

Total	$356.6	$350.9	$297.1

Depreciation and amortization:
Packaging Products	$42.7	$37.5	$33.1
Paperboard	47.6	32.3	28.1
Merchandising Displays	6.9	7.0	6.3
Corrugated	3.9	4.0	3.4
Corporate	3.2	3.2	3.3

Total	$104.3	$84.0	$74.2

Capital expenditures:
Packaging Products	$27.5	$26.3	$36.8
Paperboard	29.3	19.4	16.6
Merchandising Displays	5.0	5.6	5.1
Corrugated	1.8	1.1	1.4
Corporate	1.0	1.9	0.9

Total	$64.6	$54.3	$60.8

The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2006 are as follows (in millions):

			Merch.
	Packaging	Paperboard	Displays	Corrugated	Total

Balance as of October 1, 2004	$64.6	$203.7	$28.8	$—	$297.1
Goodwill acquired	13.8	37.2	—	—	51.0
Translation adjustment	2.8	—	—	—	2.8

Balance as of September 30, 2005	$81.2	$240.9	$28.8	$—	$350.9
Goodwill acquired	1.8	2.5	—	—	4.3
Impairment loss	—	—	(0.1)	—	(0.1)
Translation adjustment	1.5	—	—	—	1.5

Balance as of September 30, 2006	$84.5	$243.4	$28.7	$—	$356.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Financial Results by Quarter (Unaudited)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

Net sales	$490.4	$529.7	$548.3	$569.7
Gross profit	59.6	89.2	92.0	108.3
Restructuring and other costs, net	1.0	3.5	2.7	0.6
Income (loss) before income taxes	(12.1)	8.4	12.0	30.3
Net income (loss) (a)	(9.0)	5.2	11.0	21.5
Basic earnings (loss) per share	(0.25)	0.15	0.30	0.59
Diluted earnings (loss) per share	(0.25)	0.14	0.30	0.57

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

Net sales	$385.8	$394.4	$424.6	$528.7
Gross profit	55.0	58.4	71.9	89.0
Restructuring and other costs, net	0.5	2.7	0.8	3.5
Income before income taxes	1.7	0.4	9.7	8.1
Net income (b)	0.5	0.2	12.0	4.9
Basic earnings per share	0.01	0.01	0.34	0.14
Diluted earnings per share	0.01	0.01	0.33	0.14

(a)	In the third quarter of fiscal 2006 we recorded a $3.5 million benefit primarily due to $1.2 million of research and development tax credits related to prior years, and a $1.1 million tax benefit for a reduction in deferred tax liabilities due primarily to recently enacted lower income tax rates in Canada. In the fourth quarter of fiscal 2006, we recorded a state tax benefit of $2.4 million which related primarily to a change in our state effective tax rate from approximately 4% to 3%.

(b)	In the third quarter of fiscal 2005 we recorded a $4.6 million benefit resulting from the resolution of historical federal and state tax deductions that we had previously reserved.

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share. We had net losses from continuing operations in the first quarter of fiscal 2006. In applying the treasury stock method for that period, the assumed net exercise of options and restricted awards were excluded, as the effect would have been antidilutive. Options and restricted stock awards for 3.9 million and 0.5 million shares of Common Stock, respectively, were excluded because their effect was antidilutive. If we did not have a loss in the period, approximately 0.6 million shares of dilutive stock options and restricted stock awards would have been included in the denominator in the first quarter of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Rock-Tenn Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in “Note 15. Shareholders’ Equity” to the Consolidated Financial Statements, in 2006, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rock-Tenn Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2006, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited management’s assessment, included in the Internal Control Over Financial Reporting section of the accompanying Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control Over Financial Reporting, that Rock-Tenn Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Rock-Tenn Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rock-Tenn Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006, and our report dated November 17, 2006, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 17, 2006

ROCK-TENN COMPANY

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL INFORMATION AND
FOR ESTABLISHING AND MAINTAINING ADEQUATE INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management’s Responsibility for the Financial Statements

The management of Rock-Tenn Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our company’s Board of Directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a Code of Business Conduct and Ethics for the Board of Directors that is applicable to all company Directors.

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

Management assessed the effectiveness of Rock-Tenn Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  The scope of our efforts to comply with the Section 404 Rules of the Sarbanes-Oxley Act with respect to fiscal 2006 included all of our operations. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2006.

The Company’s independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Rock-Tenn Company and subsidiaries, and has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders in January 2007.

james a. rubright,
Chairman and Chief Executive Officer

steven c. voorhees,
Executive Vice President and
Chief Financial Officer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable — there were no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•	that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•	that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.

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

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Responsibility for Financial Statements and Maintaining Adequate Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Attestation Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2006. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes to our internal control over financial reporting that occurred since October 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. In addition, on February 14, 2006, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 14, 2006. The foregoing certification was unqualified.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading “Election of Directors” entitled “Nominees for Election — Term Expiring 2010,” “Incumbent Directors — Term Expiring 2008,” “Incumbent Directors — Term Expiring 2009,” “Committees of the Board of Directors — Audit Committee,” and “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2007 are incorporated herein by reference for information on the directors of the Registrant. The section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, which will be filed on or before December 31, 2006, is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The section under the heading “Election of Directors” entitled “Compensation of Directors” and the sections under the heading “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Aggregated Options Table,” “Retirement Benefit Plans” and “Employment Agreement with James A. Rubright” and the information under the headings “Report on Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, which will be filed on or before December 31, 2006, are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, which will be filed on or before December 31, 2006, are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, which will be filed on or before December 31, 2006, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2007, which will be filed on or before December 31, 2006, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements.

The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report:

Page

Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004	38
Consolidated Balance Sheets as of September 30, 2006 and 2005	39
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, 2005 and 2004	40
Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004	41
Notes to Consolidated Financial Statements	43
Report of Independent Registered Public Accounting Firm	84
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	85
Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control over Financial Reporting	86

2.	Financial Statement Schedule of Rock-Tenn Company.

The following financial statement schedule is included in Part IV of this report:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or not required.

3.	Exhibits.

See separate Exhibit Index attached hereto and incorporated herein.

(b)  See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.

(c)  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK-TENN COMPANY

Dated: November 22, 2006	By: /s/ JAMES A. RUBRIGHT
James A. Rubright Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 22, 2006

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 22, 2006

/s/ A. STEPHEN MEADOWS A. Stephen Meadows	Chief Accounting Officer (Principal Accounting Officer)	November 22, 2006

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	November 22, 2006

/s/ J. HYATT BROWN J. Hyatt Brown	Director	November 22, 2006

/s/ ROBERT B. CURREY Robert B. Currey	Director	November 22, 2006

/s/ RUSSELL M. CURREY Russell M. Currey	Director	November 22, 2006

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	November 22, 2006

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	November 22, 2006

/s/ JOHN D. HOPKINS John D. Hopkins	Director	November 22, 2006

/s/ JAMES W. JOHNSON James W. Johnson	Director	November 22, 2006

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	November 22, 2006

/s/ JAMES E. YOUNG James E. Young	Director	November 22, 2006

INDEX TO EXHIBITS

Exhibit
Number			Description of Exhibits

3.1		—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2		—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3		—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).
4.1		—	Credit Agreement dated as of June 6, 2005, among the Registrant; Rock-Tenn Company of Canada; Wachovia Bank, National Association and Bank of America, N.A., acting through its Canada branch, as the lenders; Wachovia Capital Markets, LLC, SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., and Banc of America Securities, as the joint book runners; Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as the joint lead arrangers; SunTrust Bank, as syndication agent; Bank of America, N.A., as documentation agent; and the following subsidiaries of Rock-Tenn Company, as guarantors: Rock-Tenn Converting Company, Waldorf Corporation, PCPC, Inc., Rock-Tenn Company, Mill Division, LLC, Rock-Tenn Packaging and Paperboard, LLC, Rock-Tenn Mill Company, LLC, Rock-Tenn Shared Services, LLC, Rock-Tenn Services Inc., Alliance Display, LLC, Rock-Tenn Packaging Company, Rock-Tenn Company of Texas, Rock-Tenn Partition Company, Rock-Tenn Real Estate, LLC, Ling Industries Inc., 9124-1232 Quebec Inc., Groupe Cartem Wilco Inc., Wilco Inc., and Ling Quebec Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.2		—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
4.3		—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).
*10	.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).
*10	.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
*10	.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).
*10	.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).
*10	.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).
*10	.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

Exhibit
Number			Description of Exhibits

*10	.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).
*10	.8	—	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 3, 2005).
*10	.9	—	2005 Shareholder Value Creation Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.10		—	Amended and Restated Credit and Security Agreement dated as of October 26, 2005 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Liquidity Banks from time to time party hereto, SunTrust Capital Markets, Inc., as TPF Agent and a Co-Agent and Wachovia Bank, National Association, as Blue Ridge Agent, a Co-Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
10.11		—	Amended and Restated Receivables Sale Agreement dated as of October 26, 2005 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, as Originators, and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
*10	.12	—	Amendment to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
*10	.13	—	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
*10	.14	—	Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.15		—	Amendment to Amended and Restated Credit and Security Agreement dated as of October 25, 2006 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Variable Funding Capital Company LLC, as assignee of Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and SunTrust Bank as liquidity provider to TPF, SunTrust Capital Markets, Inc., as agent for the TPF Group, and Wachovia Bank, National Association, as liquidity provider to VFCC, agent for the VFCC Group and Administrative Agent.
12		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21		—	Subsidiaries of the Registrant.
23		—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.
31.2		—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ROCK-TENN COMPANY

September 30, 2006
(In millions)

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Other	Deductions	Period

Year ended September 30, 2006:
Allowance for Doubtful Accounts, Returns and Allowances, and Discounts	$5.1	$24.7	$—	$(24.6)	$5.2
Restructuring and Other Reserve for Facility Closures and Consolidation	1.6	2.4	—	(1.9)	2.1
Deferred Tax Assets — Valuation Allowance	1.7	1.8	—	—	3.5
Year ended September 30, 2005:
Allowance for Doubtful Accounts, Returns and Allowances, and Discounts	$6.4	$18.6	$0.9	$(20.8)	$5.1
Restructuring and Other Reserve for Facility Closures and Consolidation	1.2	2.6	—	(2.2)	1.6
Deferred Tax Assets — Valuation Allowance	1.5	0.2	—	—	1.7
Year ended September 30, 2004:
Allowance for Doubtful Accounts, Returns and Allowances, and Discounts	$5.5	$19.4	$—	$(18.5)	$6.4
Restructuring and Other Reserve for Facility Closures and Consolidation	0.2	3.4	—	(2.4)	1.2
Deferred Tax Assets — Valuation Allowance	3.5	(2.0)	—	—	1.5