Form 10-Q
period 2006-12-31
Rock-Tenn CO
filed 2007-02-09
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2007

Class A Common Stock, $0.01 par value	39,493,570

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2006	2005
Net sales	$533.9	$490.4
Cost of goods sold	436.3	430.8

Gross profit	97.6	59.6
Selling, general and administrative expenses	61.3	57.1
Restructuring and other costs, net	0.5	1.0

Operating profit	35.8	1.5
Interest expense	(13.0)	(13.9)
Interest and other income	0.2	—
Equity in earnings of affiliated companies	0.3	1.6
Minority interest in income of consolidated subsidiaries	(1.9)	(1.3)

Income (loss) before income taxes	21.4	(12.1)
Income tax (expense) benefit	(6.3)	3.1

Net income (loss)	$15.1	$(9.0)

Weighted average diluted shares outstanding	38.7	35.8

Basic earnings (loss) per share:
Net income (loss)	$0.40	$(0.25)

Diluted earnings (loss) per share:
Net income (loss)	$0.39	$(0.25)

Cash dividends paid per common share	$0.09	$0.09

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	December 31,	September 30,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6.3	$6.9
Accounts receivable (net of allowances of $5.0 and $5.2)	207.9	230.8
Inventories	228.9	218.9
Other current assets	32.1	25.0
Assets held for sale	3.2	4.0

Total current assets	478.4	485.6

Property, plant and equipment at cost:
Land and buildings	266.0	266.0
Machinery and equipment	1,306.0	1,299.7
Transportation equipment	10.8	10.8
Leasehold improvements	6.1	6.2

	1,588.9	1,582.7
Less accumulated depreciation and amortization	(750.5)	(732.1)

Net property, plant and equipment	838.4	850.6
Goodwill	355.0	356.6
Intangibles, net	53.4	55.1
Investment in affiliated companies	26.7	21.6
Other assets	17.1	14.5

	$1,769.0	$1,784.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$125.5	$40.8
Accounts payable	129.4	141.8
Accrued compensation and benefits	50.9	65.7
Other current liabilities	60.3	57.7

Total current liabilities	366.1	306.0

Long-term debt due after one year	642.7	754.9
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	10.0	10.4

Total long-term debt	652.7	765.3

Accrued pension and other long-term benefits	79.2	75.9
Deferred income taxes	104.4	99.8
Other long-term liabilities	8.5	9.6
Commitments and contingencies (Note 10)
Minority interest	19.8	18.8
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 39,024,370 and 37,688,522 shares outstanding at December 31, 2006 and September 30, 2006, respectively	0.4	0.4
Capital in excess of par value	202.8	179.6
Retained earnings	352.9	341.2
Accumulated other comprehensive loss	(17.8)	(12.6)

Total shareholders’ equity	538.3	508.6

	$1,769.0	$1,784.0

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2006	2005
Operating activities:
Net income (loss)	$15.1	$(9.0)
Items in income not affecting cash:
Depreciation and amortization	26.0	25.8
Deferred income tax expense	4.1	3.9
Share-based compensation expense	1.8	0.7
Loss on disposal of plant, equipment and other, net	0.9	0.1
Minority interest in income of consolidated subsidiaries	1.9	1.3
Equity in earnings of affiliated companies	(0.3)	(1.6)
Payment on termination of cash flow interest rate hedges	(0.2)	—
Pension funding less than expense	3.5	4.3
Impairment adjustments and other non-cash items	(0.1)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	21.8	6.8
Inventories	(11.2)	5.4
Other assets	(3.2)	(6.3)
Accounts payable	(12.1)	(2.2)
Income taxes payable	(7.6)	(9.4)
Accrued liabilities	(8.1)	(4.9)

Net cash provided by operating activities	32.3	14.9

Investing activities:
Capital expenditures	(17.3)	(13.5)
Investment in affiliated company	(8.5)	—
Cash contributed to affiliated company	(0.1)	—
Return of capital from affiliated company	3.9	—
Proceeds from sale of property, plant and equipment	0.9	0.3
Proceeds from property, plant and equipment insurance settlement	0.4	—

Net cash used for investing activities	(20.7)	(13.2)

Financing activities:
Additions to revolving credit facilities	0.3	58.2
Repayments of revolving credit facilities	(29.1)	(91.9)
Additions to debt	11.8	26.0
Repayments of debt	(8.1)	(3.9)
Debt issuance costs	—	(0.3)
Issuances of common stock	16.3	1.6
Excess tax benefits from share-based compensation	5.2	0.1
Advances from (repayments to) affiliated company	(4.5)	2.4
Cash dividends paid to shareholders	(3.4)	(3.3)
Cash distributions to minority interest	(1.0)	(0.5)

Net cash used for financing activities	(12.5)	(11.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.4)

Decrease in cash and cash equivalents	(0.6)	(10.3)
Cash and cash equivalents at beginning of period	6.9	26.8

Cash and cash equivalents at end of period	$6.3	$16.5

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4.6	$2.4
Interest, net of amounts capitalized	8.2	7.3
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2006 (Unaudited)
     Unless the context otherwise requires, “we,” “us,” “our,” “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and GSD Packaging, LLC , (“GSD”). We own 65% of RTS and conduct our interior packaging products business through RTS. At December 31, 2006 we owned 60% of GSD and conducted some of our folding carton operations through GSD. In January 2007, we acquired the other 40% of GSD. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills”) or Quality Packaging Specialists International, LLC (“QPSI”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, and 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, neither of which we consolidate. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products which would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora mill.
Note 1. Interim Financial Statements
     Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2006 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2006 and 2005, our financial position at December 31, 2006 and September 30, 2006, and our cash flows for the three months ended December 31, 2006 and 2005.
     We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Fiscal 2006 Form 10-K”).
     The results for the three months ended December 31, 2006 are not necessarily indicative of results that may be expected for the full year.
     We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.
Note 2. New Accounting Standards
Recently Issued Standards
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
See Accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). Management is presently evaluating the impact, if any, upon adoption.
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
     SFAS 158 does not impact the determination of net periodic benefit cost recognized in the income statement. We must adopt SFAS 158 as of the end of our fiscal year ending September 30, 2007. Had we adopted SFAS 158 at September 30, 2006, the impact would have been as follows: total assets would have been approximately $3 million lower, total liabilities would have been approximately $9 million higher and shareholders’ equity would have been approximately $12 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS 158 may differ from these amounts.
Note 3. Comprehensive Income (Loss)
     The following are the components of comprehensive income (loss) (in millions):

	Three Months Ended
	December 31,
	2006	2005
Net income (loss)	$15.1	$(9.0)
Foreign currency translation adjustments	(4.7)	(0.5)
Reclassification of previously terminated hedges to earnings, net of tax	(0.7)	—
Net unrealized gain on derivative instruments, net of tax	0.1	1.7

Comprehensive income (loss)	$9.8	$(7.8)

     The change in other comprehensive income (loss) due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended
	December 31,
	2006	2005
Numerator:
Net income (loss)	$15.1	$(9.0)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37.3	35.8
Effect of dilutive stock options and restricted stock awards	1.4	—

Denominator for diluted earnings (loss) per share – weighted average shares and assumed conversions	38.7	35.8

Basic earnings (loss) per share:
Net income (loss) per share – basic	$0.40	$(0.25)

Diluted earnings (loss) per share:
Net income (loss) per share – diluted	$0.39	$(0.25)

     All outstanding options to purchase common shares were dilutive at December 31, 2006 and were included in the effect of dilutive securities. Due to the net loss for the three months ended December 31, 2005, the assumed net exercise of stock options and restricted stock awards was excluded, as the effect would have been anti-dilutive. Options and restricted stock awards for 3.9 million and 0.5 million shares of common stock, respectively, were excluded from the 2005 calculation because their effect was anti-dilutive. If we had not had a loss, approximately 0.6 million shares of dilutive stock options and restricted stock awards would have been included in the denominator for the three months ended December 31, 2005. During the three months ended December 31, 2006 and 2005, 1.3 million and 0.1 million shares of common stock, respectively, were issued primarily from the exercise of stock options.
     The table below summarizes the changes in all stock options during the three months ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2006	3,211,369	$13.83
Granted	—	—
Exercised	(1,149,334)	13.34
Expired	(8,600)	18.76
Forfeited	—	—

Outstanding at December 31, 2006	2,053,435	$14.08	5.6 years	$26.8

Exercisable at December 31, 2006	1,967,444	$14.01	5.5 years	$25.8

     The aggregate intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $13.2 million and $0.1 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5. Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
     We recorded pre-tax restructuring and other costs, net, of $0.5 million and $1.0 million for the three months ended December 31, 2006 and 2005, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.
     The following table represents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three months ended December 31, 2006 and 2005, respectively, cumulatively since we announced each initiative, and the total we expect to incur (in millions):

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Other	Total
Kerman,	Current Qtr.	—	—	0.1	0.1	—	0.2
Packaging	Prior Year Qtr.	—	—	—	—	—	—
Products (b)	Cumulative	1.8	1.2	0.2	0.1	2.6	5.9
	Expected Total	1.8	1.2	0.2	0.5	2.7	6.4

Marshville,	Current Qtr.	0.1	—	—	—	—	0.1
Packaging	Prior Year Qtr.	—	0.5	—	—	—	0.5
Products (c)	Cumulative	2.6	0.6	0.2	0.1	—	3.5
	Expected Total	2.6	0.6	0.2	0.1	—	3.5

Waco,	Current Qtr.	—	—	—	—	—	—
Packaging	Prior Year Qtr.	—	—	0.1	—	—	0.1
Products (d )	Cumulative	(0.1)	0.2	0.6	0.2	—	0.9
	Expected Total	(0.1)	0.2	0.6	0.3	—	1.0

Other	Current Qtr.	—	0.1	—	—	0.1	0.2
	Prior Year Qtr.	—	—	0.1	0.1	0.2	0.4

Total	Current Qtr.	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5

	Prior Year Qtr.	$—	$0.5	$0.2	$0.1	$0.2	$1.0

	Cumulative	$4.3	$2.0	$1.0	$0.4	$2.6	$10.3

	Expected Total	$4.3	$2.0	$1.0	$0.9	$2.7	$10.9

(a)	“Net property, plant and equipment” is defined for Note 5 as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

(b)	In fiscal 2006 we announced the closure and ceased operations at our Kerman, California folding carton plant. We transferred a substantial portion of the facility’s assets and production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value, recorded a charge for severance and other employee related costs, recorded a liability for future lease payments when we ceased operations at the facility of $1.0 million, and recorded charges aggregating $1.3 million for the impairment of the customer relationship intangible asset.

(c)	On October 4, 2005, we announced the closure of our Marshville, North Carolina folding carton plant. We transferred the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge in fiscal 2005 to reduce the carrying value of the impaired equipment. In fiscal 2006, we closed the facility and certain equipment and the facility was classified as held for sale. The facility was sold in October 2006 at a loss of $0.1 million.

(d)	In fiscal 2005, we announced the closure of our Waco, Texas folding carton plant that we acquired as part of our acquisition of certain assets and operations of the former Gulf States Paper Corporation (the “Gulf States Acquisition”). We transferred the majority of the facility’s production to other plants. The land and building is classified as held for sale and we recorded a liability of $1.5 million primarily for severance and other employee related costs as part of the purchase.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the three months ended December 31, 2006 and 2005 (in millions):

	2006	2005
Accrual at beginning of fiscal year	$2.1	$1.6
Additional accruals	—	0.4
Payments	(0.5)	(0.4)

Accrual at December 31,	$1.6	$1.6

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustment to accruals (see table above)	$—	$0.4
Severance and other employee costs	0.1	—
Net property, plant and equipment	0.1	—
Equipment relocation	0.1	0.2
Facility carrying costs	0.1	0.1
Other	0.1	0.3

Total restructuring and other costs, net	$0.5	$1.0

     The following table represents a summary of the incremental restructuring accruals related to the costs to exit an activity of an acquired company that were established in accounting for the acquisition. The reserves are for the Waco plant consolidation acquired as part of the Gulf States Acquisition, as of December 31, 2005 (in millions):

	Accrual at				Accrual at
	September 30,	Additional		Adjustment	December 31,
	2005	Accruals	Payments	to Accruals	2005
Severance and other employee costs	$1.5	$—	$(1.1)	$—	$0.4
Note 6. Tax Provision
     The effective tax rate for the first quarter of fiscal 2007 was 29.4%, which was lower than the 35% effective rate we expect for the full fiscal year. This is primarily due to the inclusion of a tax benefit of $1.4 million primarily due to research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the Federal research and development tax credits by the U.S. Government, and changes in estimates. Our effective rate for the first quarter of fiscal 2006 of 25.6%, which was a tax benefit, included deferred income tax expense of $1.4 million from a tax law change in Quebec.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7. Inventories
     We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (“FIFO”) basis. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. Inventories were as follows (in millions):

	December 31,	September 30,
	2006	2006
Finished goods and work in process	$144.2	$140.0
Raw materials	77.3	70.6
Supplies and spare parts	34.7	35.4

Inventories at FIFO cost	256.2	246.0
LIFO reserve	(27.3)	(27.1)

Net inventories	$228.9	$218.9

Note 8. Debt
     The following were individual components of debt (in millions):

	December 31,	September 30,
	2006	2006
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.2 and $0.2	$99.8	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.0	2.1

	101.8	101.9

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.3 and $0.3	249.7	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	8.0	8.3

	257.7	258.0

Term loan facility (a)	237.5	243.7

Revolving credit and swing facilities (a)	56.1	86.9

Receivables-backed financing facility (b)	100.0	90.0
Industrial development revenue bonds, bearing interest at variable rates (5.48% at December 31, 2006, and 5.55% at September 30, 2006), due through October 2036	23.9	23.9
Other notes	1.2	1.7

Total Debt	778.2	806.1
Less current portion of debt	125.5	40.8

Long-term debt due after one year	$652.7	$765.3

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$768.2	$795.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	10.0	10.4

Total Debt	$778.2	$806.1

     A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty if our cash balances and expected future cash flows support such action. Included in the current portion of debt at September 30, 2006 is an amount of $15.0 million to reflect amounts required to support normal working capital needs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     For a discussion of certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2006 Form 10-K. Other than the items noted below, there have been no significant developments.
(a)	The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original maximum principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. The Senior Credit Facility provides for up to $100.0 million in revolving credit to a Canadian subsidiary. At December 31, 2006 and September 30, 2006, there were $47.8 million and $49.8 million, respectively, of the total revolving borrowings were to this Canadian subsidiary. As scheduled term loan payments are made, the facility size is reduced by those notional amounts. As of December 31, 2006 the facility has cumulatively been reduced by $12.5 million. At December 31, 2006, we had issued aggregate outstanding letters of credit under this facility of approximately $38.1 million, none of which had been drawn upon. At December 31, 2006, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under the Senior Credit Facility were approximately $280.7 million. Borrowings in the United States under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“U.S. LIBOR Loans”) or (2) the alternative base rate plus an applicable margin (“U.S. Base Rate Loans”). Borrowings in Canada under the Senior Credit Facility bear interest based either upon: (1) Canadian Deposit Offering Rate plus an applicable margin for Canadian dollar loans (“Banker’s Acceptance Loans”); (2) LIBOR plus an applicable margin for U.S. Dollar loans (“Canadian LIBOR Loans”); or (3) the Canadian or U.S. Dollar base rate plus an applicable margin (“Canadian Base Rate Loans.”) The following table summarizes the applicable margins and percentages related to the Senior Credit Facility:

	Range	December 31, 2006	September 30, 2006
Applicable margin/percentage for determining:
U.S. and Canadian Base Rate Loans interest rate (1)	0.00%-0.75%	0.50%	0.75%
Banker’s Acceptance and U.S. and Canadian LIBOR Loans interest rate (1)	0.875%-1.75%	1.50%	1.75%
Facility commitment fee (2)	0.175%-0.40%	0.325%	0.40%

(1)	Based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.
(b)	On November 17, 2006, we amended the 364-day receivables-backed financing facility (“Receivables Facility”). The new facility is scheduled to expire on November 16, 2007. Accordingly, such borrowings are classified as current at December 31, 2006 and non-current at September 30, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At December 31, 2006 and September 30, 2006, maximum available borrowings under this facility were approximately $100.0 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.62% as of December 31, 2006. The borrowing rate at September 30, 2006 was 5.61%.
     Interest on our 8.20% notes due August 2011 is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 is payable in arrears each September and March. These notes are unsecured facilities. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions.
Interest Rate Swaps
     We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. We have designated our existing swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. During the first quarter of fiscal 2007, we terminated one of our swaps, with a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
notional amount of $100.0 million, at a cost of $0.2 million and had a notional amount of $5.0 million expire. As of December 31, 2006 and September 30, 2006, we had swaps in place amounting to a notional amount of $245.0 million and $350.0 million, respectively. The fair value of these swaps was a liability of $3.5 million and $4.4 million at December 31, 2006 and September 30, 2006, respectively. The amount of ineffectiveness recorded in the results of operations for the three months ended December 31, 2006 and 2005 was minimal.
Note 9. Retirement Plans
     The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2006	2005
Service cost	$2.4	$2.3
Interest cost	4.9	4.6
Expected return on plan assets	(5.7)	(5.0)
Amortization of net actuarial loss	1.5	2.0

Company defined benefit plan expense	3.1	3.9
Multi-employer plans for collective bargaining employees	0.1	0.1

Net pension cost	$3.2	$4.0

     During the three months ended December 31, 2006 and 2005, we made no voluntary contributions to our five defined benefit pension plans (“U.S. Qualified Plans”). Based on current assumptions, we anticipate contributing the projected required minimum funding of approximately $13 million and approximately $30 million in fiscal 2007 and 2008, respectively, to the U.S. Qualified Plans. However, it is possible that we may decide to contribute an amount greater than the minimum required funding in either of those years.
Note 10. Commitments and Contingencies
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
     We have been identified as a potentially responsible party (“PRP”) at nine active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these nine sites:
•	With respect to one site, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of eight sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	With respect to each of six sites, we determined while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

•	With respect to one site, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.

•	With respect to one site, we have preliminarily determined that it is probable that we have incurred a liability with respect to this site. The status of the site is unknown, pending further investigation.
     In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant. Additional information on the four sites follows:
•	Contamination was discovered at the time of the Gulf States Acquisition at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition and we believe that we have strong defenses under applicable laws with respect to any pre-closing environmental contamination.

•	One of these sites is one of our former locations that is involved in a clean-up under the state hazardous waste sites program. Investigations of a few areas of concern are continuing.

•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by the oil release.
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
     We have made the following guarantees as of December 31, 2006:
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
     Over the past several years, we have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions issued or modified have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note Receivable
     We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending December 31, 2006 and September 30, 2006. Based on the terms of the notes, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.
Seven Hills Option
     Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2009. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $16 million which would result in a purchase price of less than 55% of our partner’s net equity as reflected on Seven Hills’ December 31, 2006 balance sheet as adjusted for our partner’s expected capital investment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 11. Segment Information
     The following table shows certain operating data for our four segments (in millions). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses or in other line items in the table below after Total segment income.

	Three Months Ended
	December 31,
	2006	2005
Net sales (aggregate):
Packaging Products	$303.1	$301.1
Paperboard	210.8	187.7
Merchandising Displays	60.9	49.2
Corrugated	36.6	28.4

Total	$611.4	$566.4

Less net sales (intersegment):
Packaging Products	$0.7	$0.5
Paperboard	72.4	71.9
Merchandising Displays	—	—
Corrugated	4.4	3.6

Total	$77.5	$76.0

Net sales (unaffiliated customers):
Packaging Products	$302.4	$300.6
Paperboard	138.4	115.8
Merchandising Displays	60.9	49.2
Corrugated	32.2	24.8

Total	$533.9	$490.4

Segment income:
Packaging Products	$11.7	$6.8
Paperboard	23.9	(1.0)
Merchandising Displays	5.1	2.8
Corrugated	1.8	0.4

Total segment income	42.5	9.0

Restructuring and other costs, net	(0.5)	(1.0)
Non-allocated expenses	(5.9)	(4.9)
Interest expense	(13.0)	(13.9)
Interest and other income	0.2	—
Minority interest in income of consolidated subsidiaries	(1.9)	(1.3)

Income (loss) before income taxes	21.4	(12.1)
Income tax (expense) benefit	(6.3)	3.1

Net income (loss)	$15.1	$(9.0)

Note 12. Subsequent Event
     On January 24, 2007, we acquired for $32 million the remaining 40% minority interest in GSD Packaging, LLC that we did not previously own, giving us sole ownership of the company. We acquired our initial 60% interest in GSD in connection with our acquisition of the Gulf States Acquisition in June 2005. GSD is an important customer of our bleached paperboard mill and makes versatile paperboard based food containers serving a very broad customer base. The allocation of the purchase price is subject to completion.

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2006 Form 10-K, which we filed with the SEC on November 22, 2006. The table in “Note 11. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our four segments.
Overview
     Operating profit increased $34.3 million in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 based on improved performance across all of our business segments, primarily our Paperboard segment. Due to capacity closures of competing coated recycled paperboard mills in fiscal 2006, our paperboard segment results reflect much better industry conditions producing higher margins and increased operating rates for our coated recycled paperboard mills. We also experienced much better performance of our bleached paperboard mill in the quarter that includes its annual maintenance outage. The steps we have taken to consolidate folding carton plants following the Gulf States Acquisition and to optimize operations across our network of plants resulted in much better performance in our Packaging Products segment.
     Our Net Debt (as hereinafter defined) was $761.9 million at December 31, 2006 compared to $788.8 at September 30, 2006. Net debt was reduced by $26.9 million in the three months ended December 31, 2006. During the three months ended December 31, 2006 we paid $8.5 million for our QPSI investment. We expect QPSI to serve as a significant growth vehicle for our display business.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2006	$490.4	$529.7	$548.3	$569.7	$2,138.1
2007	$533.9
% Change	8.9%
     Net sales in the first quarter of fiscal 2007 increased compared to the first quarter of fiscal 2006 primarily due to increased volume and pricing, primarily in our Paperboard segment.
Cost of Goods Sold

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2006	$430.8	$440.5	$456.3	$461.4	$1,789.0
(% of Net Sales)	87.8%	83.2%	83.2%	81.0%	83.7%
2007	$436.3
(% of Net Sales)	81.7%
     Cost of goods sold as a percentage of net sales decreased in the first quarter of fiscal 2007 compared to the prior year first quarter primarily due to sales price increases which reflect changing market conditions and the recovery of previous cost increases. Additionally, we experienced reduced energy costs of approximately $8.8 million, reduced freight costs of $1.2 million due to our focus on reducing freight expense and more favorable transportation conditions, better performance of our bleached paperboard mill of $5.7 million in the quarter that includes its annual maintenance outage, and better leveraging of fixed costs due to higher net sales.

Selling, General and Administrative Expenses

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2006	$57.1	$62.0	$62.0	$63.1	$244.2
(% of Net Sales)	11.6%	11.7%	11.3%	11.1%	11.4%
2007	$61.3
(% of Net Sales)	11.5%
     Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. SG&A expenses were $4.2 million higher than in the prior year, including the increase associated with the partition locations acquired in the second quarter of fiscal 2006. Bonus expense increased $1.2 million, stock based compensation expense increased $1.0 million primarily due to the acceleration of expense recognition for a portion of our restricted stock where early vesting is probable, and SG&A salaries increased $0.8 million.
Restructuring and Other Costs, Net
     We recorded aggregate pre-tax restructuring and other costs of $0.5 million and $1.0 million in the first quarter of fiscal 2007 and 2006, respectively. We discuss these charges in more detail in “Note 5. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Equity in Earnings of Affiliated Companies
     Equity in earnings of affiliated companies in the first quarter of fiscal 2007 was $0.3 million compared to $1.6 million in the first quarter of fiscal 2006. The first quarter of fiscal 2007 includes our share of one month of our newly formed QPSI investment. During the first quarter of fiscal 2006, our share of the results of the Seven Hills was income of $1.6 million. The income in the prior year quarter included a positive adjustment of $1.2 million for the settlement of arbitration between us and our Seven Hills partner.
Interest Expense
     Interest expense for the first quarter of fiscal 2007 decreased $0.9 million to $13.0 million from $13.9 million for the same quarter last year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.7 million and higher interest rates, net of swaps, increased interest expense by approximately $0.8 million.
Interest and Other Income
     Interest and other income for the first quarter of fiscal 2007 was $0.2 million compared to breakeven in the same quarter last year.
Minority Interest in Income of Consolidated Subsidiaries
     Minority interest in income of our consolidated subsidiaries for the first quarter of fiscal 2007 increased 46.2% to $1.9 million from $1.3 million in the first quarter of fiscal 2006. The increase was primarily due to the improved earnings at both our GSD and RTS subsidiaries.
Provision for Income Taxes
     We recorded income tax expense of $6.3 million in the first quarter of fiscal 2007 compared to an income tax benefit of $3.1 million in the first quarter of last year. The effective tax rate for the first quarter of fiscal 2007 was 29.4%, which was lower than the 35% effective rate we expect for the full year. This is primarily due to the inclusion of a tax benefit of $1.4 million primarily due to research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the Federal research and development tax credits by the U.S. Government, and changes in estimates. Our effective rate for the first quarter of fiscal 2006 of 25.6%, which was a tax benefit, included deferred income tax expense of $1.4 million from a tax law change in Quebec.

Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$301.1	$6.8	2.3%
Second Quarter	319.7	13.4	4.2
Third Quarter	326.2	13.2	4.0
Fourth Quarter	320.8	11.6	3.6

Fiscal 2006	$1,267.8	$45.0	3.5%

First Quarter Fiscal 2007	$303.1	$11.7	3.9%
Net Sales (Packaging Products Segment)
     The 0.7% increase in net sales for the Packaging Products segment for the first quarter of fiscal 2006 compared to the prior year first quarter was due to higher sales of interior packaging products due to the second quarter of fiscal 2006 partition acquisition and increases in volume and prices.
Segment Income (Packaging Products Segment)
     Segment income of the Packaging Products segment for the quarter ended December 31, 2006 increased 72.1% compared to the prior year first quarter primarily due to productivity improvements and operating efficiencies, and sales price increases to recover previous cost increases.
Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Segment		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped	Shipped	Price
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526
Third Quarter	204.1	18.9	9.3	220.6	44.2	76.6	23.7	539
Fourth Quarter	222.2	28.5	12.8	229.1	47.0	83.7	20.0	561

Fiscal 2006	$819.7	$62.2	7.6%	881.5	181.6	320.2	86.6	$538

First Quarter Fiscal 2007	$210.8	$23.9	11.3%	221.5	44.6	74.0	20.9	$558

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.
Net Sales (Paperboard Segment)
     Our Paperboard segment net sales in the first quarter of fiscal 2007 increased 12.3% compared to the first quarter of fiscal 2006 due to higher pricing across all paperboard grades. Recycled paperboard tons shipped increased 5.1% compared to the same period last year primarily due to higher operating rates in our coated recycled mills.
Segment Income (Paperboard Segment)
     Segment income attributable to the Paperboard segment for the first quarter of fiscal 2007 increased $24.9 million compared to the prior year first quarter due to sales price increases, reduced energy costs, better performance of our bleached paperboard mill in the quarter that includes its annual maintenance outage, reduced freight costs, and higher operating rates. Our recycled paperboard mills operated at 94% of capacity in the first quarter of fiscal 2007 compared to 91% in the prior year quarter. The segment’s $8.0 million decrease in energy costs and $1.3 million decrease in freight costs more than offset the $1.1 million increase in fiber costs at our recycled paperboard mills.
Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$49.2	$2.8	5.7%
Second Quarter	55.8	3.2	5.7
Third Quarter	58.8	1.6	2.7
Fourth Quarter	69.4	8.8	12.7

Fiscal 2006	$233.2	$16.4	7.0%

First Quarter Fiscal 2007	$60.9	$5.1	8.4%
Net Sales (Merchandising Displays Segment)
     Net sales for the Merchandising Displays segment increased $11.7 million in the first quarter of fiscal 2007 compared to the prior year first quarter. The increase was primarily due to higher volumes.
Segment Income (Merchandising Displays Segment)
     Segment income attributable to the Merchandising Displays segment for the first quarter of fiscal 2007 increased $2.3 million or 82.1% compared to the prior year first quarter primarily due to increased display sales and the better ability to leverage fixed costs.
Corrugated Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$28.4	$0.4	1.4%
Second Quarter	31.9	1.0	3.1
Third Quarter	36.6	1.0	2.7
Fourth Quarter	38.8	1.6	4.1

Fiscal 2006	$135.7	$4.0	2.9%

First Quarter Fiscal 2007	$36.6	$1.8	4.9%
Net Sales (Corrugated Segment)
     Net sales for the Corrugated segment increased $8.2 million in the first quarter of fiscal 2007 compared to the prior year first quarter. The increase was primarily due to higher sales prices.
Segment Income (Corrugated Segment)
     Segment income attributable to the Corrugated segment for the first quarter of fiscal 2007 increased $1.4 million compared to the prior year first quarter primarily due to higher sales prices and improved customer mix.

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
     Cash and cash equivalents was $6.3 million at December 31, 2006, compared to $6.9 million at September 30, 2006. Our debt balance at December 31, 2006 was $778.2 million compared to $806.1 million on September 30, 2006, a decrease of $27.9 million. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. We previously designated our existing swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. During the first quarter of fiscal 2007, we terminated one of our swaps, with a notional amount of $100.0 million, at a cost of $0.2 million and we had a notional amount of $5.0 million expire. As of December 31, 2006 and September 30, 2006, we had swaps in place amounting to a notional amount of $245.0 million and $350.0 million, respectively.
     At the time of the Gulf States Acquisition, we established a goal to reduce our Net Debt (as hereinafter defined) by $180 million by September 2007. For this goal, we assumed our beginning Net Debt would equal our March 31, 2005 Net Debt of $396.3 million plus the purchase price of $552.4 million, including $2.8 million of fees, and that we would reduce our Net Debt to $768.7 million by September 2007. Our actual Net Debt at the end of December 31, 2006 was $761.9 million, which indicates that we reduced Net Debt by $186.8 million, i.e. exceeding our goal nine months ahead of schedule.
     The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. Certain restrictive covenants govern our maximum borrowing availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Senior Credit Facility. We test and report our compliance with these covenants each quarter. We are well within compliance at December 31, 2006. At December 31, 2006, due to the covenants in the Senior Credit Facility, maximum additional available borrowings under this facility were approximately $280.7 million. We have aggregate outstanding letters of credit under this facility of approximately $38.1 million, none of which had been drawn upon. In addition, we have a $100.0 million 364-day receivables-backed financing facility (“Receivables Facility”). This facility expired on October 25, 2006. We amended the facility, and the facility is scheduled to expire on November 16, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At December 31, 2006, maximum available borrowings under this facility were approximately $100 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 8. Debt” of the Notes to Condensed Consolidated Financial Statements.
     Net cash provided by operating activities during the three months ended December 31, 2006 and 2005 was $32.3 million and $14.9 million, respectively. The increase was primarily due to the increase in net income which was partially offset by the use of cash to support the increase in working capital including changes in the timing of vendor payments.
     Net cash used for investing activities was $20.7 million during the three months ended December 31, 2006 compared to $13.2 million for the comparable period of the prior year. Net cash used for investing activities in fiscal 2007 consisted primarily of $17.3 million of capital expenditures. Additionally, we invested $8.5 million, including fees, for our investment in QPSI in our Merchandising Displays segment. Partially offsetting these amounts was the return of capital of $3.9 million from our Seven Hills investment. Net cash used for investing activities in the first quarter of fiscal 2006 consisted primarily of $13.5 million of capital expenditures.
     Net cash used for financing activities was $12.5 million during the three months ended December 31, 2006 and cash used for financing activities was $11.6 million in the same period last year. In fiscal 2007 net cash used consisted primarily of net repayments of debt, repayments to affiliated company, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of common stock. In fiscal 2007, the source of cash from the issuance of common stock increased primarily due to the exercising of 1.1 million shares of stock options resulting from the increase in our stock price. In the comparable period of fiscal 2006 net cash used consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of common stock. For additional information regarding our option exercises, see “Note 4. Earnings (Loss) per Share” of the Notes to Condensed Consolidated Financial Statements.
     Our capital expenditures aggregated $17.3 million during the three months ended December 31, 2006. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $70 million in fiscal 2007. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital. We estimate that we will spend approximately $3.0 million for capital expenditures during fiscal 2007 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate would be approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs during fiscal 2007 and 2008.
     Except for the $2.5 million in taxes we paid in the first quarter of fiscal 2007 resulting from the Homeland Investment Act dividend, we do not anticipate paying any Federal income taxes related to fiscal 2006 in fiscal 2007. We do not expect cash tax payments to exceed income tax expense in fiscal 2007. We do, however, expect cash tax payments to exceed income tax expense in fiscal 2008 and 2009, primarily because taxable income will exceed book income. Based on current facts and assumptions, we do not anticipate these excess amounts to be material.
     In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of December 31, 2006. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 10. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.
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
     Based on current assumptions, we anticipate contributing the projected required minimum pension funding of approximately $13 million and approximately $30 million in fiscal 2007 and 2008, respectively, to the U.S. Qualified Plans. However, it is possible that we may decide to contribute an amount greater than the minimum required funding in either of those years.
     In January 2007, our board of directors approved a resolution to pay our quarterly dividend of $0.10 per share and in November 2006 they approved a resolution to pay a quarterly dividend of $0.09 per share, indicating an annualized dividend of $0.39 in fiscal 2007 on our common stock.
Contractual Obligations
     For a discussion of contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” section in our Fiscal 2006 Form 10-K. There have been no material developments with respect to contractual obligations.
New Accounting Standards
     See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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
     Our management uses Net Debt, along with other factors, to evaluate our financial condition. We believe that Net Debt is an appropriate supplemental measure of financial condition and may be useful to investors because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Net Debt is not intended to be a substitute for GAAP financial measures and should not be used as such.
     Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-Term Debt (in millions):

	December 31,	September 30,	March 31,
	2006	2006	2005
Current Portion of Debt	$125.5	$40.8	$75.1
Total Long-Term Debt	652.7	765.3	390.7

	778.2	806.1	465.8

Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(10.0)	(10.4)	(18.7)
Less: Hedge Adjustments Resulting From Existing Fair Value Interest Rate Derivatives or Swaps	—	—	8.9

	768.2	795.7	456.0
Less: Cash and Cash Equivalents	(6.3)	(6.9)	(28.5)
Less: Investment in Marketable Securities	—	—	(31.2)

Net Debt	$761.9	$788.8	$396.3

Forward-Looking Statements
     Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2007; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our acquisition of the Gulf States business and our ability to realize expected synergies from the Gulf States Acquisition; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2006 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2006 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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

ROCK-TENN COMPANY
(Registrant)

Date: February 7, 2007	By:	/s/ Steven C. Voorhees

Steven C. Voorhees
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

Exhibit 10.1	Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 17, 2006 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Variable Funding Capital Company LLC, as assignee of Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and SunTrust Bank as liquidity provider to TPF, SunTrust Capital Markets, Inc., as agent for the TPF Group, and Wachovia Bank, National Association, as liquidity provider to VFCC, agent for the VFCC Group and Administrative Agent.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.
Additional Exhibits
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.