Form 10-Q
period 2007-03-31
Rock-Tenn CO
filed 2007-04-30
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 19, 2007

Class A Common Stock, $0.01 par value	40,076,222

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$585.7	$529.7	$1,119.6	$1,020.1
Cost of goods sold	473.3	440.5	909.6	871.3

Gross profit	112.4	89.2	210.0	148.8
Selling, general and administrative expenses	63.5	62.0	124.8	119.1
Restructuring and other costs, net	1.2	3.5	1.7	4.5

Operating profit	47.7	23.7	83.5	25.2
Interest expense	(12.3)	(13.9)	(25.3)	(27.8)
Interest and other income	—	0.6	0.2	0.6
Equity in income (loss) of unconsolidated entities	0.4	(0.2)	0.7	1.4
Minority interest in income of consolidated subsidiaries	(1.1)	(1.8)	(3.0)	(3.1)

Income (loss) before income taxes	34.7	8.4	56.1	(3.7)
Income tax expense	(13.0)	(3.2)	(19.3)	(0.1)

Net income (loss)	$21.7	$5.2	$36.8	$(3.8)

Weighted average diluted shares outstanding	39.8	36.7	39.3	35.9

Basic earnings (loss) per share:
Net income (loss)	$0.56	$0.15	$0.97	$(0.10)

Diluted earnings (loss) per share:
Net income (loss)	$0.55	$0.14	$0.94	$(0.10)

Cash dividends paid per common share	$0.10	$0.09	$0.19	$0.18

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	March 31,	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$11.6	$6.9
Accounts receivable (net of allowances of $5.2 and $5.2)	231.7	230.8
Inventories	220.6	218.9
Other current assets	34.8	25.0
Assets held for sale	2.3	4.0

Total current assets	501.0	485.6
Property, plant and equipment at cost:
Land and buildings	267.0	266.0
Machinery and equipment	1,325.0	1,299.7
Transportation equipment	10.7	10.8
Leasehold improvements	6.1	6.2

	1,608.8	1,582.7
Less accumulated depreciation and amortization	(770.8)	(732.1)

Net property, plant and equipment	838.0	850.6
Goodwill	364.0	356.6
Intangibles, net	66.0	55.1
Investment in unconsolidated entities	26.9	21.6
Other assets	15.5	14.5

	$1,811.4	$1,784.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$125.8	$40.8
Accounts payable	129.7	141.8
Accrued compensation and benefits	62.3	65.7
Other current liabilities	51.7	57.7

Total current liabilities	369.5	306.0

Long-term debt due after one year	647.3	754.9
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	9.5	10.4

Total long-term debt	656.8	765.3

Accrued pension and other long-term benefits	77.4	75.9
Deferred income taxes	108.1	99.8
Other long-term liabilities	9.7	9.6
Commitments and contingencies (Note 11)
Minority interest	11.0	18.8
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 40,068,222 and 37,688,522 shares outstanding at March 31, 2007 and September 30, 2006, respectively	0.4	0.4
Capital in excess of par value	229.2	179.6
Retained earnings	368.7	341.2
Accumulated other comprehensive loss	(19.4)	(12.6)

Total shareholders’ equity	578.9	508.6

	$1,811.4	$1,784.0

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2007	2006
Operating activities:
Net income (loss)	$36.8	$(3.8)
Items in income not affecting cash:
Depreciation and amortization	51.5	51.7
Deferred income tax expense	8.7	7.3
Share-based compensation expense	3.6	1.5
Loss on disposal of plant, equipment and other, net	1.2	0.1
Minority interest in income of consolidated subsidiaries	3.0	3.1
Equity in income of unconsolidated entities	(0.7)	(1.4)
Proceeds from (payment on) termination of cash flow interest rate hedges	(0.2)	9.9
Pension funding (more) less than expense	1.8	(0.3)
Impairment adjustments and other non-cash items	0.1	1.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1.8)	(5.6)
Inventories	(2.6)	(4.9)
Other assets	(3.5)	(7.2)
Accounts payable	(11.9)	26.0
Income taxes payable	(9.7)	(11.0)
Accrued liabilities	(7.1)	(4.3)

Net cash provided by operating activities	69.2	62.8
Investing activities:
Capital expenditures	(40.8)	(27.1)
Cash paid for purchase of businesses, net of cash received	(32.0)	(7.8)
Investment in unconsolidated entity	(8.6)	—
Cash contributed to unconsolidated entity	(0.1)	—
Return of capital from unconsolidated entity	4.1	—
Proceeds from sale of property, plant and equipment	2.3	0.8
Proceeds from property, plant and equipment insurance settlement	0.4	—

Net cash used for investing activities	(74.7)	(34.1)
Financing activities:
Additions to revolving credit facilities	32.0	60.5
Repayments of revolving credit facilities	(60.2)	(126.4)
Additions to debt	21.9	31.4
Repayments of debt	(14.4)	(13.4)
Debt issuance costs	—	(0.3)
Issuances of common stock	30.0	2.9
Excess tax benefits from share-based compensation	14.2	0.1
Capital contributed to consolidated subsidiary from minority interest	—	2.1
Advances from (repayments to) unconsolidated entity	(5.0)	5.6
Cash dividends paid to shareholders	(7.4)	(6.6)
Cash distributions to minority interest	(1.3)	(2.9)

Net cash provided by (used for) financing activities	9.8	(47.0)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.4)

Increase (decrease) in cash and cash equivalents	4.7	(18.7)
Cash and cash equivalents at beginning of period	6.9	26.8

Cash and cash equivalents at end of period	$11.6	$8.1

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$6.1	$4.0
Interest, net of amounts capitalized	28.2	29.2
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2007
(Unaudited)
     Unless the context otherwise requires, “we”, “us”, “our”, “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and GSD Packaging, LLC (“GSD”). We own 65% of RTS and conduct our interior packaging products business through RTS. At December 31, 2006 we owned 60% of GSD and conducted some of our folding carton operations through GSD. In January 2007, we acquired the outstanding 40% of GSD. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills”) or Quality Packaging Specialists International, LLC (“QPSI”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, and 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, neither of which we consolidate. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products and which would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora mill.
Note 1. Interim Financial Statements
     Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2006 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2007 and 2006, our financial position at March 31, 2007 and September 30, 2006, and our cash flows for the six months ended March 31, 2007 and 2006.
     We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Fiscal 2006 Form 10-K”).
     The results for the three and six months ended March 31, 2007 are not necessarily indicative of results that may be expected for the full year.
     We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.
Note 2. New Accounting Standards
Recently Issued Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (October 1, 2008 for us). Management is currently evaluating the impact that SFAS No. 159 will have on our financial position and results of operations upon adoption.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (October 1, 2007 for us). Management is currently evaluating the impact that FIN 48 will have on our financial position and results of operations upon adoption.
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
Note 3. Comprehensive Income (Loss)
     The following are the components of comprehensive income (loss) (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$21.7	$5.2	$36.8	$(3.8)
Foreign currency translation adjustments	0.9	(0.7)	(3.8)	(1.2)
Reclassification of previously terminated hedges to earnings, net of tax	(0.6)	(0.2)	(1.3)	(0.2)
Net unrealized gain on derivative instruments, net of tax	(1.8)	1.6	(1.7)	3.2

Comprehensive income (loss)	$20.2	$5.9	$30.0	$(2.0)

     The change in other comprehensive income (loss) due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$21.7	$5.2	$36.8	$(3.8)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	38.7	35.9	38.0	35.9
Effect of dilutive stock options and restricted stock awards	1.1	0.8	1.3	—

Denominator for diluted earnings (loss) per share — weighted average shares and assumed conversions	39.8	36.7	39.3	35.9

Basic earnings (loss) per share:
Net income (loss) per share — basic	$0.56	$0.15	$0.97	$(0.10)

Diluted earnings (loss) per share:
Net income (loss) per share — diluted	$0.55	$0.14	$0.94	$(0.10)

     All outstanding options to purchase common shares were dilutive at March 31, 2007 and were included in the effect of dilutive securities. Due to the net loss for the six months ended March 31, 2006, the assumed net exercise of stock options and restricted stock awards was excluded, as the effect would have been anti-dilutive. Options and restricted stock awards for 3.9 million and 0.5 million shares of common stock, respectively, were excluded from the six months ended March 31, 2006 calculation because their effect was anti-dilutive. If we had not had a loss, approximately 0.7 million shares of dilutive stock options and restricted stock awards would have been included in the denominator for the six months ended March 31, 2006. During the six months ended March 31, 2007 and 2006, 2.4 million and 0.3 million shares of common stock, respectively, were issued primarily due to the exercise of stock options.
     The table below summarizes the changes in all stock options during the six months ended March 31, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2006	3,211,369	$13.83
Granted	—	—
Exercised	(2,211,301)	13.72
Expired	(10,600)	18.66
Forfeited	—	—

Outstanding at March 31, 2007	989,468	$14.01	6.3 years	$19.0

Exercisable at March 31, 2007	927,471	$13.88	6.1 years	$17.9

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $19.7 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $33.0 million and $0.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 5. Acquisitions
Folding Cartons
     On January 24, 2007, we acquired for $32.0 million the remaining 40% minority interest in GSD, giving us sole ownership of the company. We acquired our initial 60% interest in GSD in connection with the Gulf States Acquisition (as defined below) in June 2005. GSD makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. The acquisition included a preliminary allocation of approximately $13.9 million to intangibles, primarily for customer relationships and approximately $8.3 million to goodwill. We expect the goodwill to be deductible for income tax purposes. The allocation of the purchase price is subject to the finalization of appraisals and the pro forma impact of the acquisition is not material to our financial results.
Interior Packaging
     On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. This acquisition by RTS was funded by capital contributions to RTS by us and our minority interest partner in proportion to our respective investments in RTS and was accounted for as a purchase of a business. We have included these operations in our condensed consolidated financial statements since that date in our Packaging Products segment. RTS acquired this business, which manufactures high quality die cut partitions, in order to gain entrance into the specialty partition market. The acquisition included $2.4 million of goodwill. We expect the goodwill to be deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 6. Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
     We recorded pre-tax restructuring and other costs, net, of $1.2 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively, and recorded pre-tax restructuring and other costs, net, of $1.7 million and $4.5 million for the six months ended March 31, 2007 and 2006, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.
     The following table represents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three and six months ended March 31, 2007 and 2006, respectively, cumulatively since we announced each initiative, and the total we expect to incur (in millions):

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment(a)	Costs	Relocation	Costs	Other	Total
Stone Mountain,	Current Qtr.	$0.4	$0.9	$—	$—	$0.2	$1.5
Packaging	Fiscal 2007	0.4	0.9	—	—	0.2	1.5
Products(b)	Prior Year Qtr.	—	—	—	—	—	—
	Fiscal 2006	—	—	—	—	—	—
	Cumulative	0.4	0.9	—	—	0.2	1.5
	Expected Total	0.4	1.2	0.3	0.3	2.0	4.2

Kerman,	Current Qtr.	—	(0.1)	0.1	0.1	—	0.1
Packaging	Fiscal 2007	—	—	0.2	0.1	—	0.3
Products(c)	Prior Year Qtr.	1.8	0.9	—	—	0.2	2.9
	Fiscal 2006	1.8	0.9	—	—	0.2	2.9
	Cumulative	1.8	1.1	0.4	0.2	2.6	6.1
	Expected Total	1.8	1.1	0.4	0.5	2.6	6.4

Marshville,	Current Qtr.	(0.3)	—	—	—	—	(0.3)
Packaging	Fiscal 2007	(0.2)	—	—	—	—	(0.2)
Products(d)	Prior Year Qtr.	—	0.1	0.1	—	—	0.2
	Fiscal 2006	—	0.6	0.1	—	—	0.7
	Cumulative	2.3	0.6	0.2	0.1	—	3.2
	Expected Total	2.3	0.6	0.2	0.1	—	3.2

Waco,	Current Qtr.	—	—	—	—	—	—
Packaging	Fiscal 2007	—	—	—	0.1	—	0.1
Products(e)	Prior Year Qtr.	—	—	0.1	0.1	—	0.2
	Fiscal 2006	—	—	0.2	0.1	—	0.3
	Cumulative	(0.1)	0.2	0.6	0.2	—	0.9
	Expected Total	(0.1)	0.2	0.6	0.3	—	1.0

Other	Current Qtr.	—	—	—	—	(0.1)	(0.1)
	Fiscal 2007	—	—	—	—	—	—
	Prior Year Qtr.	—	—	—	0.1	0.1	0.2
	Fiscal 2006	—	—	0.1	0.2	0.3	0.6

Total	Current Qtr.	$0.1	$0.8	$0.1	$0.1	$0.1	$1.2

	Fiscal 2007	$0.2	$0.9	$0.2	$0.2	$0.2	$1.7

	Prior Year Qtr.	$1.8	$1.0	$0.2	$0.2	$0.3	$3.5

	Fiscal 2006	$1.8	$1.5	$0.4	$0.3	$0.5	$4.5

	Cumulative	$4.4	$2.8	$1.2	$0.5	$2.8	$11.7

	Expected Total	$4.4	$3.1	$1.5	$1.2	$4.6	$14.8

(a)	“Net property, plant and equipment” is defined for Note 6 as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

(b)	In the first quarter of fiscal 2007 we decided to close our Stone Mountain, Georgia folding carton plant. We expect to transfer a substantial portion of the facility’s assets and production to our other folding carton facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
We recognized an impairment charge primarily to reduce the carrying value of certain equipment to its estimated fair value, and recorded a charge for severance and other employee related costs. We expect to record a liability for future lease payments when we cease operations at the facility and to record future charges for equipment relocation, facility carrying costs and other employee related costs. These expectations are reflected in the table above.

(c)	In fiscal 2006 we announced the closure and ceased operations at our Kerman, California folding carton plant. We transferred a substantial portion of the facility’s assets and production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value, recorded a charge for severance and other employee related costs, recorded a liability for future lease payments when we ceased operations at the facility of $1.0 million, and recorded charges aggregating $1.3 million for the impairment of the customer relationship intangible asset.

(d)	On October 4, 2005, we announced the closure of our Marshville, North Carolina folding carton plant. We transferred the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge in fiscal 2005 to reduce the carrying value of the impaired equipment. In fiscal 2006, we closed the facility and certain equipment and the facility was classified as held for sale. The facility was sold in October 2006 at a loss of $0.1 million. In the second quarter of fiscal 2007 we sold some equipment held for sale at a nominal gain.

(e)	In fiscal 2005 we announced the closure of our Waco, Texas folding carton plant that we acquired as part of our acquisition of certain assets and operations of the former Gulf States Paper Corporation (the “Gulf States Acquisition”). We transferred the majority of the facility’s production to other plants. The land and building is classified as held for sale and we recorded a liability of $1.5 million primarily for severance and other employee related costs as part of the purchase.
     The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the six months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Accrual at beginning of fiscal year	$2.1	$1.6
Additional accruals	1.1	1.5
Payments	(0.8)	(0.8)
Adjustment to accrual	(0.1)	(0.1)

Accrual at March 31,	$2.3	$2.2

Reconciliation of accruals and charges to restructuring and other costs, net:
Additional accruals and adjustment to accruals (see table above)	$1.0	$1.4
Severance and other employee costs	—	0.2
Net property, plant and equipment	0.2	1.8
Equipment relocation	0.2	0.4
Facility carrying costs	0.2	0.3
Other	0.1	0.4

Total restructuring and other costs, net	$1.7	$4.5

     The following table represents a summary of the incremental restructuring accruals related to the costs to exit an activity of an acquired company that were established in accounting for the acquisition. The reserves are for the consolidation of the Waco plant, acquired as part of the Gulf States Acquisition, as of March 31, 2006 (in millions):

	Accrual at				Accrual at
	September 30,	Additional		Adjustment	March 31,
	2005	Accruals	Payments	to Accruals	2006
Severance and other employee costs	$1.5	$—	$(1.3)	$—	$0.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7. Tax Provision
     The effective tax rate for the three and six months ended March 31, 2007 was 37.5% and 34.4%, respectively, compared to an effective rate of approximately 35% we expect for the full fiscal year. This is primarily due to the inclusion of a tax benefit of $1.4 million recorded in the first quarter of fiscal 2007 due to higher Canadian research and development credits, the extension of the federal research and development tax credits, and changes in estimates. The effective rate for the three months ended March 31, 2006 was 38.1%. The effective rate for the six months ended March 31, 2006 included deferred income tax expense of $1.4 million from a tax law change in Quebec that was recorded in the first quarter of fiscal 2006.
Note 8. Inventories
     We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”), inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out basis. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. Inventories were as follows (in millions):

	March 31,	September 30,
	2007	2006
Finished goods and work in process	$151.1	$140.0
Raw materials	66.5	70.6
Supplies and spare parts	33.0	35.4

Inventories at FIFO cost	250.6	246.0
LIFO reserve	(30.0)	(27.1)

Net inventories	$220.6	$218.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9. Debt
     The following were individual components of debt (in millions):

	March 31,	September 30,
	2007	2006
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.2 and $0.2	$99.8	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.9	2.1

	101.7	101.9
Face value of 8.20% notes due August 2011, net of unamortized discount of $0.3 and $0.3	249.7	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	7.6	8.3

	257.3	258.0
Term loan facility(a)	231.3	243.7
Revolving credit and swing facilities(a)	57.1	86.9
Receivables-backed financing facility(b)	100.0	90.0
Industrial development revenue bonds, bearing interest at variable rates (4.98% at March 31, 2007, and 5.55% at September 30, 2006), due through October 2036	23.9	23.9
Other notes	11.3	1.7

Total Debt	782.6	806.1
Less current portion of debt	125.8	40.8

Long-term debt due after one year	$656.8	$765.3

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$773.1	$795.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	9.5	10.4

Total Debt	$782.6	$806.1

     A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty if our cash balances and expected future cash flows support such action. Included in the current portion of debt at September 30, 2006 was an amount of $15.0 million to reflect amounts that we may pay down early in connection with our routine working capital management.
     For a discussion of certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2006 Form 10-K. Other than the items noted below, there have been no significant developments.
(a)	The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original maximum principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. The Senior Credit Facility provides for up to $100.0 million in revolving credit to a Canadian subsidiary. At March 31, 2007 and September 30, 2006, $46.9 million and $49.8 million, respectively, of the total revolving borrowings were to this Canadian subsidiary. As scheduled term loan payments are made, the facility size is reduced by those notional amounts. As of March 31, 2007, the facility has cumulatively been reduced by $18.8 million. At March 31, 2007, we had issued aggregate outstanding letters of credit under this facility of approximately $39.6 million, none of which had been drawn upon. Due to the covenants on the Senior Credit Facility, at the time we submit our compliance calculation for the quarter ended March 31, 2007, maximum additional available borrowings under the Senior Credit Facility will be approximately $311.1 million. Borrowings in the United States under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“U.S. LIBOR Loans”) or (2) the alternative base rate plus an applicable margin (“U.S. Base Rate Loans”). Borrowings in Canada under the Senior Credit Facility bear interest based either upon: (1)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Canadian Deposit Offering Rate plus an applicable margin for Canadian dollar loans (“Banker’s Acceptance Loans”); (2) LIBOR plus an applicable margin for U.S. Dollar loans (“Canadian LIBOR Loans”); or (3) the Canadian or U.S. Dollar base rate plus an applicable margin (“Canadian Base Rate Loans”). The following table summarizes the applicable margins and percentages related to the Senior Credit Facility:

		March 31,	September 30,
	Range	2007	2006
Applicable margin/percentage for determining:
U.S. and Canadian Base Rate Loans interest rate (1)	0.00%-0.75%	0.25%	0.75%
Banker’s Acceptance and U.S. and Canadian LIBOR Loans interest rate (1)	0.875%-1.75%	1.25%	1.75%
Facility commitment fee (2)	0.175%-0.40%	0.25%	0.40%

(1)	Based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).
(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.
(b)	On November 17, 2006, we amended the 364-day receivables-backed financing facility (“Receivables Facility”). The new facility is scheduled to expire on November 16, 2007. Accordingly, such borrowings are classified as current at March 31, 2007 and non-current at September 30, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At March 31, 2007 and September 30, 2006, maximum available borrowings under this facility were approximately $100.0 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.61% as of March 31, 2007. The borrowing rate at September 30, 2006 was 5.61%.
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
Interest Rate Swaps
     We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. We have designated our existing swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. During the first quarter of fiscal 2007, we terminated one of our swaps, with a notional amount of $100.0 million, at a cost of $0.2 million. During the first six months of fiscal 2007 we had scheduled step-downs in the notional amount of our tiered swap which aggregated $25.0 million. As of March 31, 2007 and September 30, 2006, we had swaps in place amounting to a notional amount of $225.0 million and $350.0 million, respectively. The fair value of these swaps was a liability of $4.2 million and $4.4 million at March 31, 2007 and September 30, 2006, respectively. The amount of ineffectiveness recorded in the results of operations for the six months ended March 31, 2007 and 2006 was minimal.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10. Retirement Plans
     The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$2.0	$2.4	$4.4	$4.7
Interest cost	4.8	4.5	9.7	9.1
Expected return on plan assets	(5.7)	(4.9)	(11.4)	(9.9)
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	1.4	1.9	2.9	3.9

Company defined benefit plan expense	2.5	4.0	5.6	7.9
Multi-employer plans for collective bargaining employees	0.2	0.2	0.3	0.3

Net pension cost	$2.7	$4.2	$5.9	$8.2

     During the second quarter of fiscal 2007 and 2006 we contributed an aggregate $4.6 million and $9.0 million, respectively, to our five defined benefit pension plans (“U.S. Qualified Plans”). Based on current assumptions, our projected required minimum funding is approximately $11 million and approximately $27 million in fiscal 2007 and 2008, respectively, to the U.S. Qualified Plans. However, it is possible that we may decide to contribute an amount greater than the minimum required funding in either of those years.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     We have made the following guarantees as of March 31, 2007:
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
     Over the past several years, we have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
Insurance Placed with Kemper
     During fiscal 1985 through 2002, Kemper Insurance Companies/Lumbermens Mutual provided us with workers’ compensation insurance, auto liability insurance and general liability insurance. Kemper has made public statements that they are uncertain that they will be able to pay all of their claims liabilities in the future. At present,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note Receivable
     We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending March 31, 2007 and September 30, 2006. Based on the terms of the notes, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.
Seven Hills Option
     Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2010. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $17 million which would result in a purchase price of less than 60% of our partner’s share of the net equity reflected on Seven Hills’ March 31, 2007 balance sheet as adjusted for our partner’s expected capital investment.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales (aggregate):
Packaging Products	$312.8	$319.7	$615.9	$620.8
Paperboard	231.6	205.7	442.4	393.4
Merchandising Displays	82.6	55.8	143.5	105.0
Corrugated	40.4	31.9	77.0	60.3

Total	$667.4	$613.1	$1,278.8	$1,179.5

Less net sales (intersegment):
Packaging Products	$1.4	$0.7	$2.1	$1.2
Paperboard	74.7	78.7	147.1	150.6
Merchandising Displays	—	0.1	—	0.1
Corrugated	5.6	3.9	10.0	7.5

Total	$81.7	$83.4	$159.2	$159.4

Net sales (unaffiliated customers):
Packaging Products	$311.4	$319.0	$613.8	$619.6
Paperboard	156.9	127.0	295.3	242.8
Merchandising Displays	82.6	55.7	143.5	104.9
Corrugated	34.8	28.0	67.0	52.8

Total	$585.7	$529.7	$1,119.6	$1,020.1

Segment income:
Packaging Products	$13.1	$13.4	$24.8	$20.2
Paperboard	26.9	15.8	50.8	14.8
Merchandising Displays	12.2	3.2	17.3	6.0
Corrugated	2.4	1.0	4.2	1.4

Total segment income	54.6	33.4	97.1	42.4

Restructuring and other costs, net	(1.2)	(3.5)	(1.7)	(4.5)
Non-allocated expenses	(5.3)	(6.4)	(11.2)	(11.3)
Interest expense	(12.3)	(13.9)	(25.3)	(27.8)
Interest and other income	—	0.6	0.2	0.6
Minority interest in income of consolidated subsidiaries	(1.1)	(1.8)	(3.0)	(3.1)

Income (loss) before income taxes	34.7	8.4	56.1	(3.7)
Income tax expense	(13.0)	(3.2)	(19.3)	(0.1)

Net income (loss)	$21.7	$5.2	$36.8	$(3.8)

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
Overview
     Operating profit increased $24.0 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 based on improved performance in our Paperboard, Merchandising Displays and Corrugated segments. Higher pricing and operating rates in coated recycled paperboard mills and strong demand for promotional displays resulted in record net sales and strong income growth in the quarter. Our bleached board mill also continued its trend of year over year improvement in operating performance.
     During the six months ended March 31, 2007 we paid $32.0 million to acquire the remaining 40% minority interest in GSD and $8.6 million, including fees, for our investment in QPSI, which offers integrated display fulfillment and third party logistics solutions to our customers.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2006	$490.4	$529.7	$1,020.1	$548.3	$569.7	$2,138.1
2007	$533.9	$585.7	$1,119.6
% Change	8.9%	10.6%	9.8%
     Net sales in the second quarter of fiscal 2007 increased compared to the second quarter of fiscal 2006 primarily due to increased board volume and an increase in average selling pricings in our Paperboard segment and increased sales of merchandising displays.
     Net sales in the six months ended March 31, 2007 increased compared to the six months ended March 31, 2006 primarily due to increased recycled paperboard volume and an increase in average selling pricings in our Paperboard segment and increased sales of merchandising displays.
Cost of Goods Sold

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2006	$430.8	$440.5	$871.3	$456.3	$461.4	$1,789.0
(% of Net Sales)	87.8%	83.2%	85.4%	83.2%	81.0%	83.7%
2007	$436.3	$473.3	$909.6
(% of Net Sales)	81.7%	80.8%	81.2%
     Cost of goods sold as a percentage of net sales decreased in the second quarter of fiscal 2007 compared to the prior year second quarter primarily due to sales price increases, which reflect changing paperboard market conditions and the recovery of previous cost increases. Additionally, we experienced reduced energy costs of approximately $2.8 million, reduced freight costs of $2.4 million due to steps we have taken to reduce freight expense and more favorable transportation market conditions, reduced pension expense of $1.1 million, better performance of our bleached paperboard mill, and better leveraging of fixed costs due to higher net sales. These improvements were partially offset by increased fiber costs of $8.2 million at our recycled paperboard mills, increased group insurance expense of $2.1 million, and increased paperboard prices in our Packaging Products segment.
     Cost of goods sold as a percentage of net sales decreased in the six months ended March 31, 2007 compared to the prior year period primarily due to the changing market conditions mentioned above. We experienced reduced energy costs of approximately $11.7 million, reduced freight costs of $3.6 million, reduced workers’ compensation expense of $1.5 million, reduced pension expense of $1.7 million, better performance of our bleached paperboard mill, and better leveraging of fixed costs due to higher net sales. These improvements were partially offset by increased fiber costs of $9.4 million at our recycled paperboard mills, increased group insurance expense of $2.3 million and increased paperboard prices in our Packaging Products segment.
Selling, General and Administrative Expenses

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2006	$57.1	$62.0	$119.1	$62.0	$63.1	$244.2
(% of Net Sales)	11.6%	11.7%	11.7%	11.3%	11.1%	11.4%
2007	$61.3	$63.5	$124.8
(% of Net Sales)	11.5%	10.8%	11.1%
     Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. SG&A expenses were $1.5 million higher than in the prior year, including the increase associated with the interior packaging facilities acquired in the second quarter of fiscal 2006. Stock-based compensation expense increased $1.1 million including the acceleration of expense recognition for a portion of our restricted stock which vested in March 2007 due to attainment of certain income growth goals.
     SG&A expenses decreased as a percentage of net sales in the six months ended March 31, 2007 compared to the prior year period. SG&A expenses were $5.7 million higher than in the prior year, including the increase associated with the interior packaging facilities acquired in the second quarter of fiscal 2006. Stock-based compensation expense increased $2.1 million including the acceleration of expense recognition for a portion of our restricted stock. SG&A salaries increased $1.6 million and bonus expense increased $1.3 million.
Restructuring and Other Costs, Net
     We recorded aggregate pre-tax restructuring and other costs of $1.2 million and $3.5 million in the second quarter of fiscal 2007 and 2006, respectively. We recorded aggregate pre-tax restructuring and other costs of $1.7 million and $4.5 million in the six months ended March 31, 2007 and 2006, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the financial statements included herein and incorporated herein by reference.
Equity in Income (Loss) of Unconsolidated Entities
     Equity in income (loss) of unconsolidated entities in the second quarter of fiscal 2007 was income of $0.4 million compared to a loss of $0.2 million in the second quarter of fiscal 2006. The second quarter of fiscal 2007 includes our share of our newly formed QPSI investment that we entered into during the first quarter of fiscal 2007.
     Equity in income (loss) of unconsolidated entities in the six months ended March 31, 2007 was $0.7 million of income compared to $1.4 million of income in the six months ended March 31, 2006. The income in the prior year period included a positive adjustment of $1.2 million for the settlement of arbitration between us and our Seven Hills partner.
Interest Expense
     Interest expense for the second quarter of fiscal 2007 decreased $1.6 million to $12.3 million from $13.9 million for the same quarter last year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.6 million and interest rates, net of swaps, were essentially flat.
     Interest expense for the six months ended March 31, 2007 decreased $2.5 million to $25.3 million from $27.8 million for the same period last year. The decrease in our average outstanding borrowings decreased interest expense by approximately $3.2 million and higher interest rates, net of swaps, increased interest expense by approximately $0.8 million.
Interest and Other Income
     Interest and other income for the second quarter of fiscal 2007 and first half of fiscal 2007 was lower than the prior year quarter and prior year first half due to a $0.6 million gain on a facility sale in the second fiscal quarter of last year.
Minority Interest in Income of Consolidated Subsidiaries
     In January 2007 we acquired the remaining 40% minority interest in GSD. As a result, minority interest in income of our consolidated subsidiaries for the second quarter of fiscal 2007 decreased to $1.1 million from $1.8 million in the second quarter of fiscal 2006, and minority interest in income of our consolidated subsidiaries for the six months ended March 31, 2007 decreased to $3.0 million from $3.1 million in the same period last year. Earnings at our RTS subsidiary for the first half of fiscal 2007 increased over the prior year period.
Provision for Income Taxes
     Income tax expense was $13.0 million in the second quarter of fiscal 2007 compared to $3.2 million for the prior year quarter. The increase was due to higher pre-tax income in the current year quarter. The effective income tax rates for the second quarter of fiscal 2007 and 2006 were 37.5% and 38.1%, respectively.
     Income tax expense was $19.3 million for the six months ended March 31, 2007 compared to $0.1 million in the same period last year. The effective tax rate for the six months ended March 31, 2007 of 34.4% was slightly lower than the effective rate of approximately 35% we expect for the full fiscal year. This is primarily due to the inclusion of a tax benefit of $1.4 million in the first quarter of fiscal 2007 due to higher Canadian research and development credits, the extension of the Federal research and development tax credits, and changes in estimates. Our effective rate for the six months ended March 31, 2006 included deferred income tax expense of $1.4 million recorded in the first quarter of fiscal 2006 due to a tax law change in Quebec.
Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$301.1	$6.8	2.3%
Second Quarter	319.7	13.4	4.2

Six Months Ended March 31, 2006	620.8	20.2	3.3%

Third Quarter	326.2	13.2	4.0
Fourth Quarter	320.8	11.6	3.6

Fiscal 2006	$1,267.8	$45.0	3.5%

First Quarter	$303.1	$11.7	3.9%
Second Quarter	312.8	13.1	4.2

Six Months Ended March 31, 2007	$615.9	$24.8	4.0%

Net Sales (Packaging Products Segment)
     Net sales for the Packaging Products segment declined in the second quarter of fiscal 2007 compared to the prior year quarter and in the first half compared to the prior year first half on lower volumes which more than offset higher selling prices. Partially offsetting this decline was higher sales of interior packaging products in the first and second quarters of fiscal 2007 compared to the prior year periods due to net sales from the interior packaging facilities acquired in the second quarter of fiscal 2006.

Segment Income (Packaging Products Segment)
     Segment income of the Packaging Products segment for the second quarter ended March 31, 2007 was 2.2% lower than the prior year quarter primarily due to lower net sales and higher raw material costs, primarily due to rising paperboard prices, which were somewhat offset operational efficiency improvements. Additionally, group insurance expense increased $1.1 million and freight costs decreased $1.2 million.
     Segment income of the Packaging Products segment for the six months ended March 31, 2007 increased 19.8% compared to the prior year period primarily due to productivity improvements and operating efficiencies, and sales price increases which were somewhat offset by higher raw material costs, primarily due to rising paperboard prices. Group insurance expense increased $1.2 million and freight costs decreased $1.6 million.
Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Segment		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped	Shipped	Price (b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526

Six Months Ended March 31, 2006	393.4	14.8	3.8	431.8	90.4	159.9	42.9	525

Third Quarter	204.1	18.9	9.3	220.6	44.2	76.6	23.7	539
Fourth Quarter	222.2	28.5	12.8	229.1	47.0	83.7	20.0	561

Fiscal 2006	$819.7	$62.2	7.6%	881.5	181.6	320.2	86.6	$538

First Quarter	$210.8	$23.9	11.3%	221.5	44.6	74.0	20.9	$558
Second Quarter	231.6	26.9	11.6%	223.0	46.2	82.2	24.6	571

Six Months Ended March 31, 2007	$442.4	$50.8	11.5%	444.5	90.8	156.2	45.5	$565

(a) Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.
(b) Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.
Net Sales (Paperboard Segment)
     Paperboard segment net sales in the second quarter of fiscal 2007 increased 12.6% compared to the second quarter of fiscal 2006 due to higher pricing across all paperboard grades. Recycled paperboard tons shipped increased 0.1% compared to the same period last year. Operating rates in our coated recycled mills increased, and operating rates in our specialty recycled paperboard mills decreased on weaker market demand.
     Paperboard segment net sales in the six months ended March 31, 2007 increased 12.5% compared to the same six months of fiscal 2006 and recycled paperboard tons shipped increased 2.5% compared to the prior year period primarily due to the same factors stated above.
Segment Income (Paperboard Segment)
     Segment income attributable to the Paperboard segment for the second quarter of fiscal 2007 increased $11.1 million compared to the prior year second quarter due to sales price increases, reduced energy costs, better performance of our bleached paperboard mill, and reduced freight costs. Our coated recycled mills operated at 99% of capacity in the second quarter of fiscal 2007 compared to 96% in the prior year quarter. Our specialty recycled paperboard mills operated at 94% of capacity due to weaker market demand. Energy costs decreased $2.8 million and freight costs decreased $1.6 million. Recycled paperboard mills fiber costs increased $8.2 million.
     Segment income attributable to the Paperboard segment for the six months ended March 31, 2007 increased $36.0 million compared to the prior year period due to sales price increases, reduced energy costs, better performance of our bleached paperboard mill, reduced freight costs, and higher operating rates. Our coated recycled mills operated at 98% of capacity in the six months ended March 31, 2007 compared to 91% the prior year period. Our specialty recycled paperboard mills operated at 93% of capacity due to weaker market demand. Energy costs decreased $10.8 million and freight costs decreased $2.9 million. Recycled paperboard mills fiber costs increased $9.4 million.
Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$49.2	$2.8	5.7%
Second Quarter	55.8	3.2	5.7

Six Months Ended March 31, 2006	105.0	6.0	5.7

Third Quarter	58.8	1.6	2.7
Fourth Quarter	69.4	8.8	12.7

Fiscal 2006	$233.2	$16.4	7.0%

First Quarter	$60.9	$5.1	8.4%
Second Quarter	82.6	12.2	14.8%

Six Months Ended March 31, 2007	$143.5	$17.3	12.1%

Net Sales (Merchandising Displays Segment)
     Net sales for the Merchandising Displays segment increased 48.0% in the second quarter of fiscal 2007 compared to the prior year quarter. The increase was primarily due to higher sales from strong demand for promotional displays, a new product rollout of theft deterrent displays and new customer growth.
     Net sales for the Merchandising Displays segment increased 36.7% in the six months ended March 31, 2007 compared to the prior year period. The increase was primarily due to higher volumes as discussed above.
     Segment Income (Merchandising Displays Segment)
     Merchandising Displays segment income for the second quarter of fiscal 2007 increased $9.0 million, or 281.3%, compared to the prior year quarter primarily due to increased display sales, favorable product mix and associated higher leverage of fixed costs.
     Segment income attributable to the Merchandising Displays segment for the six months ended March 31, 2007 increased $11.3 million, or 188.3%, compared to the prior year period primarily due to increased display sales, favorable product mix and associated higher leverage of fixed costs. SG&A salaries increased $1.1 million primarily to support new product and service offerings.

Corrugated Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$28.4	$0.4	1.4%
Second Quarter	31.9	1.0	3.1

Six Months Ended March 31, 2006	60.3	1.4	2.3

Third Quarter	36.6	1.0	2.7
Fourth Quarter	38.8	1.6	4.1

Fiscal 2006	$135.7	$4.0	2.9%

First Quarter	$36.6	$1.8	4.9%
Second Quarter	40.4	2.4	5.9%

Six Months Ended March 31, 2007	$77.0	$4.2	5.5%

Net Sales (Corrugated Segment)
     Net sales for the Corrugated segment increased $8.5 million in the second quarter of fiscal 2007 compared to the prior year second quarter. The increase was primarily due to both increased volumes and higher sales prices.
     Net sales for the Corrugated segment increased $16.7 million in the six months ended March 31, 2007 compared to the prior year period. The increase was primarily due to both increased volumes and higher sales prices.
Segment Income (Corrugated Segment)
     Segment income attributable to the Corrugated segment for the second quarter of fiscal 2007 increased $1.4 million compared to the prior year second quarter primarily due to higher sales prices, increased volumes and improved product mix.
     Segment income attributable to the Corrugated segment for the six months ended March 31, 2007 increased $2.8 million compared to the prior year period primarily due to higher sales prices, increased volumes and improved product mix.
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
     Cash and cash equivalents was $11.6 million at March 31, 2007 compared to $6.9 million at September 30, 2006. Our total debt balance at March 31, 2007 was $782.6 million compared to $806.1 million at September 30, 2006. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. At the inception of the swaps we designated such swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. During the first quarter of fiscal 2007, we terminated one of our swaps, with a notional amount of $100.0 million, at a cost of $0.2 million. During the first six months of fiscal 2007 we had scheduled step-downs in the notional amount of our tiered swap which aggregated $25.0 million. As a result, as of March 31, 2007 and September 30, 2006, we had swaps in place amounting to a notional amount of $225.0 million and $350.0 million, respectively.
     The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. Certain restrictive covenants govern our maximum borrowing availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Senior Credit Facility. We test and report our covenant compliance each quarter. We are in compliance as of March 31, 2007. Due to the covenants in the Senior Credit Facility, at the time we submit our compliance calculation for the quarter ended March 31, 2007, maximum additional available borrowings under this facility were approximately $311.1 million. We have aggregate outstanding letters of credit under this facility of approximately $39.6 million, none of which had been drawn upon. In addition, we have a $100.0 million 364-day receivables-backed financing facility (“Receivables Facility”) that is scheduled to expire on November 16, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At March 31, 2007, maximum available borrowings under this facility were approximately $100 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.
     Net cash provided by operating activities during the six months ended March 31, 2007 and 2006 was $69.2 million and $62.8 million, respectively. The increase was primarily due to the increase in net income which was partially offset by the use of cash to support increased working capital, including changes in the timing of vendor payments.
     Net cash used for investing activities was $74.7 million during the six months ended March 31, 2007 compared to $34.1 million for the comparable period of the prior year. Net cash used for investing activities in fiscal 2007 consisted primarily of $40.8 million of capital expenditures, $32.0 million to acquire the remaining 40% interest in GSD, and $8.6 million to acquire our interest in QPSI in our Merchandising Displays segment. Partially offsetting these amounts was the return of capital of $4.1 million from our Seven Hills investment. Net cash used for investing activities in the first six months of fiscal 2006 consisted primarily of the $27.1 million of capital expenditures. Additionally, cash paid for the purchase of businesses was $7.8 million primarily for two Packaging Products segment acquisitions.
     Net cash provided by financing activities was $9.8 million during the six months ended March 31, 2007 and cash used for financing activities was $47.0 million in the same period last year. In fiscal 2007 net cash provided consisted primarily of $30.0 million in issuances of common stock and $14.2 million for tax benefits from share-based compensation, offset by net repayments of debt of $20.7 million, repayments to unconsolidated entity of $5.0 million, cash dividends paid to shareholders of $7.4 million, and distributions to minority interest partners. In fiscal 2007, cash from the issuance of common stock increased due to the exercise of stock options for approximately 2.2 million shares. In the comparable period of fiscal 2006 net cash used consisted primarily of net repayments of debt of $47.9 million, cash dividends paid to shareholders of $6.6 million, and distributions to minority interest partners, which were partially offset primarily by advances from unconsolidated entity, and issuances of common stock. For additional information regarding our option exercises, see “Note 4. Earnings (Loss) per Share” of the Notes to Condensed Consolidated Financial Statements.
     Our capital expenditures were $40.8 million in the six months ended March 31, 2007 which we used primarily for the purchase and upgrading of machinery and equipment. We estimate that our total capital expenditures in fiscal 2007 will be approximately $75 million, primarily for the purchase and upgrading of machinery and equipment. We estimate that we will spend approximately $3.0 million for capital expenditures during fiscal 2007 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate would be approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs during fiscal 2007 and 2008.
     In the first quarter of fiscal 2007 we paid $2.5 million in taxes resulting from the Homeland Investment Act dividend. We do not expect cash tax payments to exceed income tax expense in fiscal 2007. We do, however, expect cash tax payments to approach or exceed income tax expense in fiscal 2008 and 2009, primarily because taxable income may exceed book income. Based on current facts and assumptions, we do not anticipate these excess amounts to be material.
     In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of March 31, 2007. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 11. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

     We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Senior Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.
     Based on current assumptions, our projected required minimum pension funding is approximately $11 million and approximately $27 million in fiscal 2007 and 2008, respectively, to the U.S. Qualified Plans. However, it is possible that we may decide to contribute an amount greater than the minimum required funding in either of those years.
     We paid quarterly dividends of $0.09 per share in the first quarter of fiscal 2007, and paid a quarterly dividend of $0.10 per share in the second quarter of fiscal 2007 and have declared a dividend of $0.10 per share payable in the third quarter of fiscal 2007.
Contractual Obligations
     For a discussion of contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” section in our Fiscal 2006 Form 10-K. There have been no material developments with respect to contractual obligations.
New Accounting Standards
     See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Forward-Looking Statements
     Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2007; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates and future cash payments; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2006 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2006 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of shareholders on January 26, 2007 at which we submitted the following matters to a vote of our shareholders:
(a) Election of Directors
     Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2010 were as follows:

	For	Withheld
Stephen G. Anderson	27,679,451	799,968
Robert B. Currey	23,488,650	4,990,769
L. L. Gellerstedt, III	27,818,845	660,574
John W. Spiegel	26,906,078	1,573,341

     Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2008	Term expiring in 2009
J. Hyatt Brown	John D. Hopkins
Russell M. Currey	James W. Johnson
G. Stephen Felker	James A. Rubright
James E. Young
(b) Other Matters
     Votes cast for or against, as well as the number of abstentions and broker non-votes regarding each other matter voted upon at the meeting, were as follows:

				Broker Non-
	For	Against	Abstain	Vote
Adoption and Approval of Amendment to 1993 Employee Stock Purchase Plan	23,813,290	251,235	656,080	3,758,814
Adoption and Approval of Amendment to 2004 Stock Incentive Plan	22,234,006	1,824,306	662,292	3,758,815
Ratify the Appointment of Ernst & Young LLP to Serve as Independent Registered Public Accounting Firm	28,399,519	68,895	11,005	—
Item 6. EXHIBITS
     See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
Date: April 30, 2007	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President & Chief Financial Officer (Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

Exhibit 10.1	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan.

Exhibit 10.2	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.
Additional Exhibits
     In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.