Form 10-Q
period 2007-06-30
Rock-Tenn CO
filed 2007-07-31
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 19, 2007

Class A Common Stock, $0.01 par value	40,076,289

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
     Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$591.4	$548.3	$1,711.0	$1,568.4
Cost of goods sold	472.2	456.3	1,381.8	1,327.6

Gross profit	119.2	92.0	329.2	240.8
Selling, general and administrative expenses	65.7	62.0	190.5	181.1
Restructuring and other costs, net	0.6	2.7	2.3	7.2

Operating profit	52.9	27.3	136.4	52.5
Interest expense	(11.8)	(14.3)	(37.1)	(42.1)
Interest and other income (expense), net	(1.3)	0.6	(1.1)	1.2
Equity in income of unconsolidated entities	0.6	—	1.3	1.4
Minority interest in income of consolidated subsidiaries	(0.8)	(1.6)	(3.8)	(4.7)

Income before income taxes	39.6	12.0	95.7	8.3
Income tax expense	(14.4)	(1.0)	(33.7)	(1.1)

Net income	$25.2	$11.0	$62.0	$7.2

Weighted average diluted shares outstanding	40.1	36.9	39.6	36.6

Basic earnings per share:
Net income	$0.64	$0.30	$1.61	$0.20

Diluted earnings per share:
Net income	$0.63	$0.30	$1.57	$0.20

Cash dividends paid per common share	$0.10	$0.09	$0.29	$0.27

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	June 30,	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$8.1	$6.9
Accounts receivable (net of allowances of $5.4 and $5.2)	234.9	230.8
Inventories	218.3	218.9
Other current assets	26.6	25.0
Assets held for sale	1.9	4.0

Total current assets	489.8	485.6

Property, plant and equipment at cost:
Land and buildings	270.9	266.0
Machinery and equipment	1,343.6	1,299.7
Transportation equipment	10.8	10.8
Leasehold improvements	5.9	6.2

	1,631.2	1,582.7
Less accumulated depreciation and amortization	(795.1)	(732.1)

Net property, plant and equipment	836.1	850.6
Goodwill	362.8	356.6
Intangibles, net	68.1	55.1
Investments in unconsolidated entities	29.4	21.6
Other assets	13.7	14.5

	$1,799.9	$1,784.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$135.4	$40.8
Accounts payable	132.7	141.8
Accrued compensation and benefits	66.8	65.7
Other current liabilities	60.4	57.7

Total current liabilities	395.3	306.0

Long-term debt due after one year	588.5	754.9
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	9.1	10.4

Total long-term debt	597.6	765.3

Accrued pension and other long-term benefits	64.1	75.9
Deferred income taxes	113.6	99.8
Other long-term liabilities	7.1	9.6
Commitments and contingencies (Note 12)
Minority interest	10.4	18.8
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 40,076,289 and 37,688,522 shares outstanding at June 30, 2007 and September 30, 2006, respectively	0.4	0.4
Capital in excess of par value	232.0	179.6
Retained earnings	388.8	341.2
Accumulated other comprehensive loss	(9.4)	(12.6)

Total shareholders’ equity	611.8	508.6

	$1,799.9	$1,784.0

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$62.0	$7.2
Items in income not affecting cash:
Depreciation and amortization	77.5	77.8
Deferred income tax (benefit) expense	11.8	(1.8)
Share-based compensation expense	5.3	2.5
(Gain) loss on disposal of plant, equipment and other, net	0.5	(1.2)
Minority interest in income of consolidated subsidiaries	3.8	4.7
Equity in income of unconsolidated entities	(1.3)	(1.4)
Proceeds from (payment on) termination of cash flow interest rate hedges	(0.2)	14.5
Pension funding more than expense	(11.2)	(8.2)
Impairment adjustments and other non-cash items	1.0	2.8
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2.7)	(23.5)
Inventories	1.3	(13.5)
Other assets	(2.0)	(9.3)
Accounts payable	(9.6)	42.3
Income taxes payable	(0.4)	(2.3)
Accrued liabilities	5.2	7.6

Net cash provided by operating activities	141.0	98.2

Investing activities:
Capital expenditures	(58.7)	(46.2)
Cash paid for purchase of businesses, net of cash received	(32.1)	(7.8)
Investment in unconsolidated entities	(9.5)	—
Return of capital from unconsolidated entities	6.3	—
Proceeds from sale of property, plant and equipment	2.6	4.4
Proceeds from property, plant and equipment insurance settlement	1.3	—

Net cash used for investing activities	(90.1)	(49.6)

Financing activities:
Additions to revolving credit facilities	46.6	64.5
Repayments of revolving credit facilities	(72.5)	(161.5)
Additions to debt	22.1	47.2
Repayments of debt	(69.8)	(17.1)
Debt issuance costs	—	(0.3)
Issuances of common stock	29.7	5.6
Excess tax benefits from share-based compensation	14.4	0.2
Capital contributed to consolidated subsidiary from minority interest	—	2.1
Advances from (repayments to) unconsolidated entity	(5.9)	7.2
Cash dividends paid to shareholders	(11.4)	(9.9)
Cash distributions paid to minority interest	(2.7)	(4.8)

Net cash used for financing activities	(49.5)	(66.8)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.6)

Increase (decrease) in cash and cash equivalents	1.2	(18.8)
Cash and cash equivalents at beginning of period	6.9	26.8

Cash and cash equivalents at end of period	$8.1	$8.0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$7.8	$5.4
Interest, net of amounts capitalized	35.0	38.3
See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:
     In the third quarter of fiscal 2007, we contributed assets to our newly formed Display Source Alliance, LLC joint venture. The assets consisted primarily of equipment and inventory.
     In conjunction with this investment, we contributed the following assets (in millions):

	Nine Months Ended
	June 30,
	2007	2006
Assets contributed to joint venture	$3.9	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2007
(Unaudited)
     Unless the context otherwise requires, “we”, “us”, “our”, “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and GSD Packaging, LLC (“GSD”). We own 65% of RTS and conduct our interior packaging products business through RTS. At December 31, 2006 we owned 60% of GSD and conducted some of our folding carton operations through GSD. In January 2007, we acquired the outstanding 40% of GSD. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), or Display Source Alliance, LLC (“DSA”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, and 45% of DSA, a business providing primarily permanent merchandising displays and contract packing, none of which we consolidate. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products and which would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, include operating data from our Aurora mill.
Note 1. Interim Financial Statements
     Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2006 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2007 and 2006, our financial position at June 30, 2007 and September 30, 2006, and our cash flows for the nine months ended June 30, 2007 and 2006.
     We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Fiscal 2006 Form 10-K”).
     The results for the three and nine months ended June 30, 2007 are not necessarily indicative of results that may be expected for the full year.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (October 1, 2007 for us). Management is currently evaluating the impact that FIN 48 will have on our financial position and results of operations upon adoption.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). Management is presently evaluating the impact, if any, upon adoption.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to:
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
Note 3. Comprehensive Income
     The following are the components of comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$25.2	$11.0	$62.0	$7.2
Foreign currency translation adjustments	9.3	4.6	5.5	3.4
Reclassification of previously terminated hedges to earnings, net of tax	(0.8)	(0.4)	(2.1)	(0.6)
Net unrealized gain on derivative instruments, net of tax	1.5	1.0	(0.2)	4.2

Comprehensive income	$35.2	$16.2	$65.2	$14.2

     The change in other comprehensive income (loss) due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$25.2	$11.0	$62.0	$7.2

Denominator:
Denominator for basic earnings per share – weighted average shares	39.3	36.2	38.4	36.0
Effect of dilutive stock options and restricted stock awards	0.8	0.7	1.2	0.6

Denominator for diluted earnings per share – weighted average shares and assumed conversions	40.1	36.9	39.6	36.6

Basic earnings per share:
Net income per share – basic	$0.64	$0.30	$1.61	$0.20

Diluted earnings per share:
Net income per share – diluted	$0.63	$0.30	$1.57	$0.20

     Options to purchase 0.2 million and 0.1 million common shares in the three and nine months ended June 30, 2007, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive. The calculations for the three and nine months ended June 30, 2006 excluded 1.2 million and 1.7 million options, respectively, because their effect was antidilutive. The increase in weighted average shares in fiscal 2007 is primarily due to stock option exercises during fiscal 2007; see “Note 11. Shareholders’ Equity” for additional information.
Note 5. Acquisitions
Folding Cartons
     On January 24, 2007, we acquired for $32.0 million the remaining 40% minority interest in GSD, giving us sole ownership of the company. We acquired our initial 60% interest in GSD in connection with the Gulf States Acquisition (as defined below) in June 2005. GSD makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. The acquisition included $17.5 million of intangibles, primarily for customer relationships, and $4.7 million of goodwill. We expect the goodwill to be deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 6. Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
     We recorded pre-tax restructuring and other costs, net, of $0.6 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, and recorded pre-tax restructuring and other costs, net, of $2.3 million and $7.2 million for the nine months ended June 30, 2007 and 2006, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.
     The following table represents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three and nine months ended June 30, 2007 and 2006, respectively, cumulatively since we announced each initiative, and the total we expect to incur (in millions):

			Severance
			and Other	Equipment
Initiative		Net Property,	Employee	and	Facility
and		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Other	Total
Stone Mountain,	Current Qtr.	$—	$—	$0.1	$—	$—	$0.1
Packaging Products (b)	Fiscal 2007	0.4	0.9	0.1	—	0.2	1.6
	Prior Year Qtr.	—	—	—	—	—	—
	Fiscal 2006	—	—	—	—	—	—
	Cumulative	0.4	0.9	0.1	—	0.2	1.6
	Expected Total	0.4	1.2	0.3	0.3	1.8	4.0

Kerman,	Current Qtr.	—	—	—	0.1	—	0.1
Packaging Products (c)	Fiscal 2007	—	—	0.2	0.1	—	0.3
	Prior Year Qtr.	0.1	—	0.1	—	1.8	2.0
	Fiscal 2006	1.9	0.9	0.1	—	2.0	4.9
	Cumulative	1.8	1.1	0.4	0.2	2.6	6.1
	Expected Total	1.8	1.1	0.4	0.5	2.6	6.4

Marshville,	Current Qtr.	—	—	—	—	—	—
Packaging Products (d)	Fiscal 2007	(0.2)	—	—	—	—	(0.2)
	Prior Year Qtr.	—	—	—	0.1	—	0.1
	Fiscal 2006	—	0.6	0.1	0.1	—	0.8
	Cumulative	2.3	0.6	0.2	0.1	—	3.2
	Expected Total	2.3	0.6	0.2	0.1	—	3.2

Waco,	Current Qtr.	0.4	—	—	—	—	0.4
Packaging Products (e)	Fiscal 2007	0.4	—	—	0.1	—	0.5
	Prior Year Qtr.	(0.1)	—	0.1	0.1	—	0.1
	Fiscal 2006	(0.1)	—	0.3	0.3	—	0.5
	Cumulative	0.3	0.2	0.6	0.3	—	1.4
	Expected Total	0.3	0.2	0.6	0.3	—	1.4

Other	Current Qtr.	—	—	—	—	—	—
	Fiscal 2007	—	—	—	0.1	—	0.1
	Prior Year Qtr.	—	0.1	—	0.1	0.3	0.5
	Fiscal 2006	(0.1)	0.1	0.1	0.2	0.7	1.0

Total	Current Qtr.	$0.4	$—	$0.1	$0.1	$—	$0.6

	Fiscal 2007	$0.6	$0.9	$0.3	$0.3	$0.2	$2.3

	Prior Year Qtr.	$—	$0.1	$0.2	$0.3	$2.1	$2.7

	Fiscal 2006	$1.7	$1.6	$0.6	$0.6	$2.7	$7.2

	Cumulative	$4.8	$2.8	$1.3	$0.6	$2.8	$12.3

	Expected Total	$4.8	$3.1	$1.5	$1.2	$4.4	$15.0

(a)	“Net property, plant and equipment” is defined for Note 6 as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

(b)	In the second quarter of fiscal 2007 we decided to close our Stone Mountain, Georgia folding carton plant. We expect to transfer a substantial portion of the facility’s assets and production to our other folding carton facilities.

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

(c)	In fiscal 2006 we announced the closure of, and ceased operations at, our Kerman, California folding carton plant. We transferred a substantial portion of the facility’s assets and production to our other folding carton facilities. We recognized an impairment charge to reduce the carrying value of certain equipment to its estimated fair value, recorded a charge for severance and other employee related costs, recorded a liability of $1.0 million for future lease payments when we ceased operations at the facility, and recorded charges aggregating $1.3 million for the impairment of the customer relationship intangible asset.

(d)	On October 4, 2005, we announced the closure of our Marshville, North Carolina folding carton plant. We transferred the majority of the facility’s production to our other folding carton facilities. We recognized an impairment charge in fiscal 2005 to reduce the carrying value of the impaired equipment. In fiscal 2006, we closed the facility and certain equipment and the facility was classified as held for sale. The facility was sold in October 2006 at a loss of $0.1 million. In the second quarter of fiscal 2007 we sold some equipment held for sale at a nominal gain.

(e)	In fiscal 2005 we announced the closure of our Waco, Texas folding carton plant that we acquired as part of our acquisition of certain assets and operations of the former Gulf States Paper Corporation (the “Gulf States Acquisition”). We transferred the majority of the facility’s production to other plants. The land and building are classified as held for sale and we recorded a liability of $1.5 million primarily for severance and other employee related costs as part of the purchase.
     The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the nine months ended June 30, 2007 and 2006 (in millions):

	2007	2006
Accrual at beginning of fiscal year	$2.1	$1.7
Additional accruals	1.1	2.5
Payments	(1.1)	(1.5)
Adjustment to accrual	(0.1)	(0.1)

Accrual at June 30,	$2.0	$2.6

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustment to accruals (see table above)	$1.0	$2.4
Severance and other employee costs	—	0.4
Net property, plant and equipment	0.6	1.8
Equipment and inventory relocation	0.3	0.6
Facility carrying costs	0.3	0.6
Other	0.1	1.4

Total restructuring and other costs, net	$2.3	$7.2

     The following table represents a summary of the incremental restructuring accruals related to the costs to exit an activity of an acquired company that were established in accounting for the acquisition. The reserves are for the consolidation of the Waco plant, acquired as part of the Gulf States Acquisition, as of June 30, 2006 (in millions):

	Accrual at				Accrual at
	September 30,	Additional		Adjustment	June 30,
	2005	Accruals	Payments	to Accruals	2006
Severance and other employee costs	$1.5	$—	$(1.4)	$(0.1)	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7. Tax Provision
     The effective tax rate for the three and nine months ended June 30, 2007 was 36.4% and 35.2%, respectively, compared to an effective rate of approximately 35% we expect for the full fiscal year. This is primarily due to the inclusion of a tax benefit of $1.4 million recorded in the first quarter of fiscal 2007 due primarily to higher Canadian research and development credits (“R&D”), the extension of the federal research and development tax credits, and changes in estimates. The effective rate for the three and nine months ended June 30, 2006 was 8.3% and 13.3%, respectively. The tax provision for the third quarter of fiscal 2006 includes tax benefits of $3.3 million primarily due to $1.2 million of research and development tax credits for prior years and a $1.1 million tax benefit for a reduction in deferred tax liabilities due to recently enacted lower income tax rates in Canada. The tax provision for the nine months ended June 30, 2006 includes net tax benefits of $1.8 million primarily due to $1.2 million of R&D tax credits for prior years and changes in tax reserves offset by net expense of $0.4 million resulting from the Quebec and Canadian tax law changes that we recorded in the first and third quarters of fiscal 2006.
Note 8. Inventories
     We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”), inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. Inventories were as follows (in millions):

	June 30,	September 30,
	2007	2006
Finished goods and work in process	$151.4	$140.0
Raw materials	63.9	70.6
Supplies and spare parts	34.0	35.4

Inventories at FIFO cost	249.3	246.0
LIFO reserve	(31.0)	(27.1)

Net inventories	$218.3	$218.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9. Debt
     The following were individual components of debt (in millions):

	June 30,	September 30,
	2007	2006
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.2	$99.9	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.9	2.1

	101.8	101.9

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.3 and $0.3	249.7	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	7.2	8.3

	256.9	258.0

Term loan facility (a)	175.9	243.7

Revolving credit and swing facilities (a)	63.1	86.9

Receivables-backed financing facility (b)	100.0	90.0
Industrial development revenue bonds, bearing interest at variable rates (4.92% at June 30, 2007, and 5.55% at September 30, 2006), due through October 2036	23.9	23.9
Other notes	11.4	1.7

Total Debt	733.0	806.1
Less current portion of debt	135.4	40.8

Long-term debt due after one year	$597.6	$765.3

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$723.9	$795.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	9.1	10.4

Total Debt	$733.0	$806.1

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
(a)	The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original maximum principal amount of $700 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. The Senior Credit Facility provides for up to $100.0 million in revolving credit to a Canadian subsidiary. At June 30, 2007 and September 30, 2006, $48.6 million and $49.8 million, respectively, of the total revolving borrowings were to this Canadian subsidiary. As scheduled term loan payments are made, the facility size is reduced by those notional amounts. As of June 30, 2007, the facility has cumulatively been reduced by $49.3 million. At June 30, 2007, we had issued aggregate outstanding letters of credit under this facility of approximately $37.5 million, none of which had been drawn upon. Due to the covenants in the Senior Credit Facility, at the time we submit our compliance calculation for the quarter ended June 30, 2007, maximum additional available borrowings under the Senior Credit Facility will be approximately $386.8 million. Borrowings in the United States under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“U.S. LIBOR Loans") or (2) the alternative base rate plus an applicable margin (“U.S. Base Rate Loans"). Borrowings in Canada under the Senior Credit Facility bear interest based upon either: (1)

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

			September 30,
	Range	June 30, 2007	2006
Applicable margin/percentage for determining:
U.S. and Canadian Base Rate Loans interest rate (1)	0.00%-0.75%	0.125%	0.75%
Banker’s Acceptance and U.S. and Canadian LIBOR Loans interest rate (1)	0.875%-1.75%	1.125%	1.75%
Facility commitment fee (2)	0.175%-0.40%	0.225%	0.40%

(1)	Based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.
(b)	On November 17, 2006, we amended the 364-day receivables-backed financing facility (“Receivables Facility”). The new facility is scheduled to expire on November 16, 2007. Accordingly, such borrowings are classified as current at June 30, 2007 and non-current at September 30, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At June 30, 2007 and September 30, 2006, maximum available borrowings under this facility were approximately $100.0 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.62% as of June 30, 2007. The borrowing rate at September 30, 2006 was 5.61%.
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
Interest Rate Swaps
     We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. We have designated our existing swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income or loss but remain in “Accumulated Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. During the first quarter of fiscal 2007, we terminated one of our swaps, with a notional amount of $100.0 million, at a cost of $0.2 million. During the first nine months of fiscal 2007, we had scheduled step-downs in the notional amount of our tiered swap which aggregated $40.0 million. As of June 30, 2007 and September 30, 2006, we had swaps in place amounting to a notional amount of $210.0 million and $350.0 million, respectively. The fair value of these swaps was a liability of $1.5 million and $4.4 million at June 30, 2007 and September 30, 2006, respectively. The amount of ineffectiveness recorded in the results of operations for the nine months ended June 30, 2007 and 2006 was minimal. At June 30, 2007 we concluded that some of the forecasted interest rate payments originally hedged by the swap which had been terminated in the first quarter of fiscal 2007 would probably not occur. Accordingly, approximately $0.2 million was reclassified out of accumulated other comprehensive income and recorded as income in the condensed consolidated statement of income. Subsequent to June 30, 2007, we changed the termination dates on three swaps and entered a new swap with a $25.0 million notional amount. One swap, with a notional amount of $75.0 million, and another of $50.0 million were terminated one year earlier than originally planned; the tiered swap, with a notional amount of $10.0 million was terminated 18 months earlier than planned. The cost of termination was approximately $0.4 million. Despite the terminations, we have concluded that it remains at least reasonably possible that the forecasted transactions hedged will occur; therefore, no reclassifications of any associated amounts recorded in other comprehensive income were reclassified as income to the condensed consolidated statement of income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10. Retirement Plans
     The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$2.2	$2.5	$6.6	$7.2
Interest cost	4.8	4.4	14.5	13.5
Expected return on plan assets	(6.0)	(5.5)	(17.4)	(15.4)
Amortization of prior service cost	0.1	—	0.1	0.1
Amortization of net actuarial loss	1.5	1.9	4.4	5.8

Company defined benefit plan expense	2.6	3.3	8.2	11.2
Multi-employer plans for collective bargaining employees	0.2	0.1	0.5	0.4

Net pension cost	$2.8	$3.4	$8.7	$11.6

     During the three and nine month periods ended June 30, 2007 we contributed an aggregate $16.1 million and $20.7 million, respectively, to our five defined benefit pension plans (“U.S. Qualified Plans”). We do not plan on making additional contributions to the pension plans this fiscal year. We will update our actuarial funding studies for fiscal 2008. Based on current assumptions, our projected required minimum funding to the U.S. Qualified Plans is approximately $16 million in fiscal 2008. However, it is possible that we may decide to contribute an amount greater than the minimum required funding. During the three and nine month periods ended June 30, 2006, we contributed $11.6 million and $20.6 million, respectively, to our pension plans.
Note 11. Shareholders’ Equity
Stock Options
     The table below summarizes the changes in all stock options during the nine months ended June 30, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2006	3,211,369	$13.83
Granted	264,462	35.95
Exercised	(2,232,569)	13.72
Expired	(10,600)	18.66
Forfeited	—	—

Outstanding at June 30, 2007	1,232,662	$18.72	6.9 years	$17.1

Exercisable at June 30, 2007	922,870	$13.93	5.9 years	$16.4

     Our results of operations for the three months ended June 30, 2007 and 2006 include $0.5 million and $0.06 million, respectively, of compensation expense for stock options (net of approximately $0.2 million and $0.04 million, respectively, of income taxes). Our results of operations for the nine months ended June 30, 2007 and 2006 include $0.7 million and $0.2 million, respectively, of compensation expense for stock options (net of approximately $0.3 million and $0.1 million, respectively of income taxes). The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.5 million and $0.4 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was $33.5 million and $0.7 million, respectively.
     During the third quarter of fiscal 2007, we granted 264,462 stock options to certain employees. These options vest over three years. These stock option grants were valued using the Black-Scholes option pricing model. The significant assumptions used in valuing these grants were: an expected term of 4.92 years, an expected volatility of 38.49%, expected dividends of 1.37% and a risk free rate of 4.56%. We will recognize a total of $3.4 million in compensation expense ($1.0 million in fiscal 2007, $1.5 million in fiscal 2008, $0.7 million in fiscal 2009 and $0.2 million in fiscal 2010) in connection with these options. We amortize these costs using the accelerated attribution method. As of June 30, 2007, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.76 years.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Restricted Stock
     Our results of operations for the three and nine months ended June 30, 2007 includes $1.1 million and $4.2 million, respectively, of compensation expense for restricted stock including the acceleration of expense discussed below. Our results of operations for the three and nine months ended June 30, 2006 includes $0.8 million and $1.7 million, respectively, of compensation expense for restricted stock. The awards granted in fiscal 2004 and 2005 are subject to earlier vesting in one third increments on the first, second and third anniversary of the grant date upon satisfaction of certain earnings improvement criteria specific to each award. The measurement date for early vesting of all of these awards is March 31 of the respective year. In the first quarter of fiscal 2007 we determined it was probable that the latter two-thirds of the fiscal 2004 awards and first two-thirds of the fiscal 2005 awards would satisfy the early vesting provisions on March 31, 2007. The last third of the fiscal 2005 award was projected to satisfy the early vesting provisions on March 31, 2008. The recognition of compensation expense on these awards was accelerated in the first quarter of fiscal 2007.
     During the nine months ended June 30, 2007, 333,334 shares of restricted stock vested. In the second quarter of fiscal 2007, 18,000 non-employee director awards granted in fiscal 2006 vested. At March 31, 2007, the latter two-thirds of the fiscal 2004 awards and the first two-thirds of the fiscal 2005 awards met the early vesting provisions and 82,329 and 130,335 shares vested, respectively. In the third quarter of fiscal 2007 one-third of each of the fiscal 2002, 2003, and 2004 grants vested due to completion of their respective service conditions and 25,668, 35,831, and 41,171 shares were vested, respectively.
     During the second quarter of fiscal 2007, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors. We will recognize a total of $0.6 million in compensation expense ($0.4 million and $0.2 million in fiscal 2007 and 2008, respectively) in connection with these shares. In the third quarter of fiscal 2007, target awards of 153,000 shares of restricted stock were granted to certain employees. These awards were granted in three tranches pursuant to our 2004 Incentive Stock Plan, as amended, each of which has a service condition and either a performance condition or a market condition.
     The first tranche (“Tranche 1”) with a target grant of 72,800 shares contains a performance condition based on the annual average return over capital costs (“ROCC”) for each of the two years ended March 31, 2008 and 2009 and the nine months ended December 31, 2009. The target award will be adjusted based on our ROCC from March 31, 2007 through December 31, 2009 compared to the ROCC during the same period of each entity included in the applicable Peer Group (as defined in the award document). Subject to the level of performance attained, the target award may be increased by up to 150% or decreased to zero.
     The second tranche (“Tranche 2”) with a target grant of 61,700 shares contains a market condition based on the percentage return on common stock purchased on March 31, 2007 and held through December 31, 2009, including reinvestment of all dividends paid thereon during such period (the “Total Shareholder Return”). The target award will be adjusted based on our Total Shareholder Return from March 31, 2007 through December 31, 2009 compared to the Total Shareholder Return during the same period of each entity included in the applicable Peer Group (as defined in the award document). Subject to the level of performance attained, the target award may be increased to by up to 150% or decreased to zero.
     All grants made under Tranche 1 and Tranche 2 will vest at the percent of target achieved upon completion of service to March 31, 2010, unless forfeited or vested before such date. The shares will not be deemed issued and will not have voting or dividend rights until they vest.
     The third tranche (“Tranche 3”) of 18,500 shares has a performance condition that will be met upon the achievement of either of the following two criteria:
(1)	the achievement of Credit Agreement Debt to EBITDA (as defined in our Senior Credit Facility) ratio of 3.25 or lower for the six month period ending September 30, 2007 (provided that the EBITDA for the six month period shall be annualized); or

(2)	the achievement of net earnings of at least $0.60 per share, adjusted to exclude any restructuring costs, for the six month period ended September 30, 2007.
     The calculations in clauses (1) and (2) above will be adjusted to eliminate for any subsequent acquisitions or dispositions of businesses.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The 18,500 shares granted under Tranche 3 will vest in one-third increments upon completion of service on each of May 8, 2009, 2010 and 2011, unless forfeited or vested before such dates. The shares will not be deemed issued and will not have voting or dividend rights until the relevant performance conditions have been met.
     Expense is recognized on the shares granted with a performance condition and service condition over the explicit service period because it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition over the requisite service period which is based on the explicit service period. The restricted stock grants with a market condition were valued using a Monte Carlo simulation at $41.60. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 1.1%, and a risk free rate of 4.43%. We estimated the expected forfeiture rate to be 8.61%.
     We will recognize a total of $6.5 million in compensation expense for the three tranches granted in the third quarter of fiscal 2007 ($0.9 million in fiscal 2007, $2.3 million in fiscal 2008, $2.2 million in 2009, and $1.1 million in fiscal 2010) in connection with these shares. There was approximately $12.4 million of total unrecognized compensation cost related to all unvested restricted shares as of June 30, 2007 that will be recognized over a weighted average remaining vesting period of 2.55 years.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant. Additional information on the four sites follows:
•	Contamination was discovered at the time of the Gulf States Acquisition at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition, but have limited indemnification rights with respect to this contamination. We would expect to assert various defenses under applicable laws with respect to this contamination.

•	One of these sites is one of our former locations that is involved in a clean-up under the state hazardous waste sites program. Investigations of a few areas of concern are continuing.

•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by the oil release.
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
     We have made the following guarantees as of June 30, 2007:
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
     Over the past several years, we have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note Receivable
     We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending June 30, 2007 and September 30, 2006. Based on the terms of the notes, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.
Seven Hills Option
     Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2010. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $16 million, which would result in a purchase price of less than 60% of our partner’s share of the net equity reflected on Seven Hills’ June 30, 2007 balance sheet.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales (aggregate):
Packaging Products	$319.0	$326.2	$934.9	$947.0
Paperboard	247.7	204.1	690.1	597.5
Merchandising Displays	76.8	58.8	220.3	163.8
Corrugated	40.6	36.6	117.6	96.9

Total	$684.1	$625.7	$1,962.9	$1,805.2

Less net sales (intersegment):
Packaging Products	$1.2	$0.8	$3.3	$2.0
Paperboard	85.8	72.7	232.9	223.3
Merchandising Displays	—	—	—	0.1
Corrugated	5.7	3.9	15.7	11.4

Total	$92.7	$77.4	$251.9	$236.8

Net sales (unaffiliated customers):
Packaging Products	$317.8	$325.4	$931.6	$945.0
Paperboard	161.9	131.4	457.2	374.2
Merchandising Displays	76.8	58.8	220.3	163.7
Corrugated	34.9	32.7	101.9	85.5

Total	$591.4	$548.3	$1,711.0	$1,568.4

Segment income:
Packaging Products	$12.4	$13.2	$37.2	$33.4
Paperboard	34.1	18.9	84.9	33.7
Merchandising Displays	10.8	1.6	28.1	7.6
Corrugated	2.0	1.0	6.2	2.4

Total segment income	59.3	34.7	156.4	77.1

Restructuring and other costs, net	(0.6)	(2.7)	(2.3)	(7.2)
Non-allocated expenses	(5.2)	(4.7)	(16.4)	(16.0)
Interest expense	(11.8)	(14.3)	(37.1)	(42.1)
Interest and other income (expense), net	(1.3)	0.6	(1.1)	1.2
Minority interest in income of consolidated subsidiaries	(0.8)	(1.6)	(3.8)	(4.7)

Income before income taxes	39.6	12.0	95.7	8.3
Income tax expense	(14.4)	(1.0)	(33.7)	(1.1)

Net income	$25.2	$11.0	$62.0	$7.2

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2006 Form 10-K, which we filed with the SEC on November 22, 2006. The table in “Note 13. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the financial statements included herein shows certain operating data for our four segments.
Overview
     Operating profit increased $25.6 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 based on improved performance in our Paperboard, Merchandising Displays and Corrugated segments. Higher pricing and operating rates in coated recycled paperboard mills and strong demand for promotional displays resulted in record net sales and strong income growth in the quarter. Our bleached board mill also continued its trend of year over year improvement in operating results.
     During the nine months ended June 30, 2007 we paid $32.0 million to acquire the remaining 40% minority interest in GSD and $8.6 million for our investment in QPSI, which offers integrated display fulfillment and third party logistics solutions to our customers.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2006	$490.4	$529.7	$548.3	$1,568.4	$569.7	$2,138.1
2007	$533.9	$585.7	$591.4	$1,711.0
% Change	8.9%	10.6%	7.9%	9.1%
     Net sales in the third quarter of fiscal 2007 increased compared to the third quarter of fiscal 2006 primarily due to increased board volume and an increase in average selling prices in our Paperboard segment and increased sales of merchandising displays.
     Net sales in the nine months ended June 30, 2007 increased compared to the nine months ended June 30, 2006 primarily due to increased recycled paperboard volume and an increase in average selling prices in our Paperboard segment and increased sales of merchandising displays.
Cost of Goods Sold

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2006	$430.8	$440.5	$456.3	$1,327.6	$461.4	$1,789.0
(% of Net Sales)	87.8%	83.2%	83.2%	84.6%	81.0%	83.7%
2007	$436.3	$473.3	$472.2	$1,381.8
(% of Net Sales)	81.7%	80.8%	79.8%	80.8%
     Cost of goods sold as a percentage of net sales decreased in the third quarter of fiscal 2007 compared to the prior year third quarter primarily due to sales price increases, which reflect changing paperboard market conditions and the recovery of previous cost increases. Additionally, we experienced reduced freight costs of $2.4 million due to steps we have taken to reduce freight expense and more favorable transportation market conditions, reduced workers’ compensation expense of $1.6 million, better performance of our bleached paperboard mill, and better leveraging of fixed costs due to higher net sales. These improvements were partially offset by $10.3 million of increased fiber costs at our recycled paperboard mills and increased paperboard prices in our Packaging Products segment.

     Cost of goods sold as a percentage of net sales decreased in the nine months ended June 30, 2007 compared to the prior year period primarily due to the changing market conditions mentioned above. We experienced reduced energy costs of approximately $11.1 million, reduced freight costs of $6.0 million, reduced workers’ compensation expense of $3.1 million, reduced pension expense of $2.1 million, better performance of our bleached paperboard mill, and better leveraging of fixed costs due to higher net sales. These improvements were partially offset by increased fiber costs of $19.5 million at our recycled paperboard mills, increased employee group insurance expense of $2.8 million, and increased paperboard prices in our Packaging Products segment.
Selling, General and Administrative Expenses

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2006	$57.1	$62.0	$62.0	$181.1	$63.1	$244.2
(% of Net Sales)	11.6%	11.7%	11.3%	11.5%	11.1%	11.4%
2007	$61.3	$63.5	$65.7	$190.5
(% of Net Sales)	11.5%	10.8%	11.1%	11.1%
     Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due primarily to leveraging increased net sales. SG&A expenses were $3.7 million higher than in the prior year. Bonus expense increased $2.7 million and SG&A salaries increased $0.9 million. These increases were partially offset by a decrease of $1.6 million in bad debt expense.
     SG&A expenses decreased as a percentage of net sales in the nine months ended June 30, 2007 compared to the prior year period. SG&A expenses were $9.4 million higher than in the prior year, including the increase associated with the interior packaging facilities acquired in the second quarter of fiscal 2006. Stock-based compensation expense increased $2.9 million including the acceleration of expense recognition for a portion of our restricted stock that vested in March 2007 as a result of the attainment of certain income growth goals. Bonus expense increased $4.0 million, SG&A salaries increased $2.5 million, and commissions expense increased $1.1 million. These increases were partially offset by reduced bad debt expense of $1.5 million and reduced travel and entertainment expenses of $1.1 million.
Restructuring and Other Costs, Net
     We recorded aggregate pre-tax restructuring and other costs of $0.6 million and $2.7 million in the third quarter of fiscal 2007 and 2006, respectively. We recorded aggregate pre-tax restructuring and other costs of $2.3 million and $7.2 million in the nine months ended June 30, 2007 and 2006, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the financial statements.
Equity in Income (Loss) of Unconsolidated Entities
     Equity in income (loss) of unconsolidated entities in the third quarter of fiscal 2007 was income of $0.6 million compared to breakeven in the third quarter of fiscal 2006. The third quarter of fiscal 2007 includes our share of our newly formed QPSI and DSA investments that we entered into during the first quarter and third quarter of fiscal 2007, respectively.
     Equity in income (loss) of unconsolidated entities in the nine months ended June 30, 2007 was $1.3 million of income compared to $1.4 million of income in the nine months ended June 30, 2006. The income in the prior year period included a positive adjustment of $1.2 million for the settlement of arbitration between us and our Seven Hills partner.
Interest Expense
     Interest expense for the third quarter of fiscal 2007 decreased $2.5 million to $11.8 million from $14.3 million for the same quarter last year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.7 million and interest rates, net of swaps, decreased interest expense by approximately $0.8 million.

     Interest expense for the nine months ended June 30, 2007 decreased $5.0 million to $37.1 million from $42.1 million for the same period last year. The decrease in our average outstanding borrowings resulted in decreased interest expense.
Interest and Other Income (Expense), net
     Interest and other income (expense), net for the third quarter of fiscal 2007 was expense of $1.3 million compared to income of $0.6 million in the same quarter last year. The expense in the current year quarter was primarily due to a charge for an other than temporary decline in the fair value of a cost method investment. In the third quarter of fiscal 2006 we sold our Fort Worth Recycle facility and received proceeds of $2.1 million and recorded a gain on sale of $0.8 million.
     Interest and other income (expense), net for the nine months ended June 30, 2007 was expense of $1.1 million compared to income of $1.2 million in the same period last year. The expense in the current year was primarily due to a charge for an other than temporary decline in the fair value of a cost method investment. The income for the nine months ended June 30, 2006 was primarily due to the sale of our Dallas Recycle equipment and the majority of the customers from that facility in the second quarter of fiscal 2006 for which we received proceeds of $0.9 million and recorded a gain on sale of $0.6 million, and the sale of our Fort Worth Recycle facility in the third quarter as discussed above. These facilities were immaterial for presentation as discontinued operations for all periods presented.
Minority Interest in Income of Consolidated Subsidiaries
     In January 2007 we acquired the remaining 40% minority interest in GSD. As a result, minority interest in income of our consolidated subsidiaries for the third quarter of fiscal 2007 decreased to $0.8 million from $1.6 million in the third quarter of fiscal 2006, and minority interest in income of our consolidated subsidiaries for the nine months ended June 30, 2007 decreased to $3.8 million from $4.7 million in the same period last year. Earnings at our RTS subsidiary for the first nine months of fiscal 2007 were relatively flat.
Provision for Income Taxes
     Income tax expense was $14.4 million in the third quarter of fiscal 2007 compared to $1.0 million for the prior year quarter due primarily to higher pre-tax income in the current year quarter. The effective income tax rates for the third quarter of fiscal 2007 and 2006 were 36.4% and 8.3%, respectively. The effective rate for the three months ended June 30, 2006 included tax benefits of $3.3 million primarily due to $1.2 million of R&D tax credits for prior years and a $1.1 million tax benefit for a reduction in deferred tax liabilities due to recently enacted lower income tax rates in Canada.
     Income tax expense was $33.7 million for the nine months ended June 30, 2007 compared to $1.1 million in the same period last year. The nine months ended June 30, 2007 includes a tax benefit of $1.4 million in the first quarter of fiscal 2007 due to higher Canadian R&D credits, the extension of the federal R&D tax credits, and changes in estimates. We expect our effective tax rate for the full fiscal year to be approximately 35%. Our effective rate for the nine months ended June 30, 2006 included net tax benefits of $1.8 million primarily due to $1.2 million of R&D tax credits for prior years and changes in tax reserves offset by net expense of $0.4 million resulting from the Quebec and Canadian tax law changes that we recorded in the first and third quarters of fiscal 2006, respectively.

Results of Operations (Segment Data)
Packaging Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$301.1	$6.8	2.3%
Second Quarter	319.7	13.4	4.2
Third Quarter	326.2	13.2	4.0

Nine Months Ended June 30, 2006	947.0	33.4	3.5
Fourth Quarter	320.8	11.6	3.6

Fiscal 2006	$1,267.8	$45.0	3.5%

First Quarter	$303.1	$11.7	3.9%
Second Quarter	312.8	13.1	4.2
Third Quarter	319.0	12.4	3.9

Nine Months Ended June 30, 2007	$934.9	$37.2	4.0%

Net Sales (Packaging Products Segment)
     Net sales for the Packaging Products segment declined in the three and nine months ended June 30, 2007 compared to the same periods of the prior year on lower volumes which more than offset higher selling prices. Partially offsetting this decline were higher sales of interior packaging products in the first and second quarters of fiscal 2007 compared to the prior year periods due to net sales from the interior packaging facilities acquired in the second quarter of fiscal 2006.
Segment Income (Packaging Products Segment)
     Segment income of the Packaging Products segment for the third quarter of fiscal 2007 was 6.1% lower than the prior year quarter primarily due to lower net sales and higher raw material costs, primarily due to rising paperboard prices, which were somewhat offset by operational efficiency improvements. Additionally, freight costs decreased $1.7 million but were partially offset by increased bonus expense of $1.0 million.
     Segment income of the Packaging Products segment for the nine months ended June 30, 2007 increased 11.4% compared to the prior year period primarily due to productivity improvements and operating efficiencies, and sales price increases which were somewhat offset by higher raw material costs, primarily due to rising paperboard prices. Decreased freight costs and pension expense of $3.3 million and $1.0 million, respectively, were partially offset by increased employee group insurance expense of $1.7 million and increased bonus expense of $0.9 million.

Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Segment		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped	Shipped	Price (b)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526
Third Quarter	204.1	18.9	9.3	220.6	44.2	76.6	23.7	539

Nine Months Ended June 30, 2006	597.5	33.7	5.6	652.4	134.6	236.5	66.6	530
Fourth Quarter	222.2	28.5	12.8	229.1	47.0	83.7	20.0	561

Fiscal 2006	$819.7	$62.2	7.6%	881.5	181.6	320.2	86.6	$538

First Quarter	$210.8	$23.9	11.3%	221.5	44.6	74.0	20.9	$558
Second Quarter	231.6	26.9	11.6	223.0	46.2	82.2	24.6	571
Third Quarter	247.7	34.1	13.8	225.1	45.3	90.1	25.6	588

Nine Months Ended June 30, 2007	$690.1	$84.9	12.3%	669.6	136.1	246.3	71.1	$573

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b)	Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.
Net Sales (Paperboard Segment)
     Paperboard segment net sales in the third quarter of fiscal 2007 increased 21.4% compared to the third quarter of fiscal 2006 due to higher pricing across all paperboard grades and increased shipped tons. Operating rates in our coated recycled mills increased, and operating rates in our specialty recycled paperboard mills decreased on weaker market demand.
     Paperboard segment net sales in the nine months ended June 30, 2007 increased 15.5% compared to the same nine months of fiscal 2006 primarily due to the same factors stated above.
Segment Income (Paperboard Segment)
     Segment income attributable to the Paperboard segment for the third quarter of fiscal 2007 increased $15.2 million compared to the prior year third quarter due to sales price increases, better performance of our bleached paperboard mill, and reduced freight costs. Our coated recycled mills operated at 99% of capacity in the third quarter of fiscal 2007 compared to 95% in the prior year quarter. Our specialty recycled paperboard mills operated at 86% of capacity due to weaker market demand. Workers’ compensation expense decreased $2.0 million and freight costs decreased $0.9 million. Recycled paperboard mills fiber costs increased $10.3 million. Segment income in the third quarter of fiscal 2006 was reduced by approximately $4.5 million for a mechanical failure of the white liquor clarifier at our bleached board mill.
     Segment income attributable to the Paperboard segment for the nine months ended June 30, 2007 increased $51.2 million compared to the prior year period due to sales price increases, reduced energy costs, better performance of our bleached paperboard mill, reduced freight costs, and higher operating rates. Our coated recycled mills operated at 99% of capacity in the nine months ended June 30, 2007 compared to 92% the prior year period. Our specialty recycled paperboard mills operated at 91% of capacity due to weaker market demand. Energy costs decreased $10.2 million, freight costs decreased $3.8 million, workers’ compensation expense decreased $2.7 million, and pension expense decreased $1.1 million. Recycled paperboard mills fiber costs increased $19.5 million.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$49.2	$2.8	5.7%
Second Quarter	55.8	3.2	5.7
Third Quarter	58.8	1.6	2.7

Nine Months Ended June 30, 2006	163.8	7.6	4.6
Fourth Quarter	69.4	8.8	12.7

Fiscal 2006	$233.2	$16.4	7.0%

First Quarter	$60.9	$5.1	8.4%
Second Quarter	82.6	12.2	14.8
Third Quarter	76.8	10.8	14.1

Nine Months Ended June 30, 2007	$220.3	$28.1	12.8%

Net Sales (Merchandising Displays Segment)
     Net sales for the Merchandising Displays segment increased 30.6% in the third quarter of fiscal 2007 compared to the prior year quarter. The increase was primarily due to higher sales from strong demand for promotional displays.
     Net sales for the Merchandising Displays segment increased 34.5% in the nine months ended June 30, 2007 compared to the prior year period. The increase was primarily due to higher sales from strong demand for promotional displays, a new product rollout of theft deterrent displays and new customer growth.
Segment Income (Merchandising Displays Segment)
     Merchandising Displays segment income for the third quarter of fiscal 2007 increased $9.2 million, compared to the prior year quarter primarily due to increased display sales, favorable product mix and associated higher leverage of fixed costs. The third quarter of fiscal 2006 included $1.7 million of operating losses reported at our Mexico display operations, which we were in the process of exiting and a less favorable sales mix.
     Segment income attributable to the Merchandising Displays segment for the nine months ended June 30, 2007 increased $20.5 million compared to the prior year period primarily due to increased display sales, favorable product mix and associated higher leverage of fixed costs. SG&A salaries increased $1.4 million primarily to support new product and service offerings, commissions increased $1.5 million due to increased sales and bonus expense increased $1.1 million due to the significant increase in performance.

Corrugated Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$28.4	$0.4	1.4%
Second Quarter	31.9	1.0	3.1
Third Quarter	36.6	1.0	2.7

Nine Months Ended June 30, 2006	96.9	2.4	2.5
Fourth Quarter	38.8	1.6	4.1

Fiscal 2006	$135.7	$4.0	2.9%

First Quarter	$36.6	$1.8	4.9%
Second Quarter	40.4	2.4	5.9
Third Quarter	40.6	2.0	4.9

Nine Months Ended June 30, 2007	$117.6	$6.2	5.3%

Net Sales (Corrugated Segment)
     Net sales for the Corrugated segment increased $4.0 million in the third quarter of fiscal 2007 compared to the prior year third quarter. The increase was primarily due to both increased volumes and higher sales prices.
     Net sales for the Corrugated segment increased $20.7 million in the nine months ended June 30, 2007 compared to the prior year period. The increase was primarily due to both increased volumes and higher sales prices.
Segment Income (Corrugated Segment)
     Segment income attributable to the Corrugated segment for the third quarter of fiscal 2007 increased $1.0 million compared to the prior year third quarter primarily due to higher sales prices, increased volumes and improved product mix.
     Segment income attributable to the Corrugated segment for the nine months ended June 30, 2007 increased $3.8 million compared to the prior year period primarily due to higher sales prices, increased volumes and improved product mix.
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
     Cash and cash equivalents was $8.1 million at June 30, 2007 compared to $6.9 million at September 30, 2006. Our total debt balance at June 30, 2007 was $733.0 million compared to $806.1 million at September 30, 2006. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. At the inception of the swaps we designated such swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. As a result, as of June 30, 2007 and September 30, 2006, we had swaps in place amounting to a notional amount of $210.0 million and $350.0 million, respectively. For additional information regarding our interest rate swaps, see the caption “Interest Rate Swaps” in “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.
     The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. Certain restrictive covenants govern our maximum borrowing availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Senior Credit Facility. We test and report our covenant compliance each quarter. We are in compliance as of June 30, 2007. Due to the covenants in the Senior Credit Facility, at the time we submit our compliance calculation for the quarter ended June 30, 2007, maximum additional available borrowings under this facility will be approximately $386.8 million. We have aggregate outstanding letters of credit under this facility of approximately $37.5 million, none of which had been drawn upon. In addition, we have a $100.0 million 364-day receivables-backed financing facility (“Receivables Facility”) that is scheduled to expire on November 16, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At June 30, 2007, maximum available borrowings under this facility were approximately $100 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.
     Net cash provided by operating activities during the nine months ended June 30, 2007 and 2006 was $141.0 million and $98.2 million, respectively. The increase was primarily due to the increase in net income which was partially offset by the use of cash to support increased working capital, including changes in the timing of vendor payments.
     Net cash used for investing activities was $90.1 million during the nine months ended June 30, 2007 compared to $49.6 million for the comparable period of the prior year. Net cash used for investing activities in the first three quarters of fiscal 2007 consisted primarily of $58.7 million of capital expenditures, $32.0 million paid to acquire the remaining 40% interest in GSD, and $8.6 million to acquire our interest in QPSI in our Merchandising Displays segment. Partially offsetting these amounts was the return of capital of $6.3 million primarily from our Seven Hills investment. Net cash used for investing activities in the nine months ended June 30, 2006 consisted primarily of the $46.2 million of capital expenditures. Additionally, cash paid for the purchase of businesses was $7.8 million primarily for two Packaging Products segment acquisitions.
     Net cash used for financing activities was $49.5 million during the nine months ended June 30, 2007 and cash used for financing activities was $66.8 million in the same period last year. In fiscal the first three quarters of 2007 net cash used consisted primarily of net repayments of debt of $73.6 million, cash dividends paid to shareholders of $11.4 million, repayments to unconsolidated entity of $5.9 million and distributions paid to minority interest partners which were partially offset by $29.7 million in issuances of common stock and $14.4 million for tax benefits from share-based compensation. In the first three quarters of fiscal 2007, cash from the issuance of common stock increased due to the exercise of stock options for approximately 2.2 million shares. In the comparable period of fiscal 2006 net cash used consisted primarily of net repayments of debt of $66.9 million, cash dividends paid to shareholders of $9.9 million, and distributions paid to minority interest partners which were partially offset primarily by advances from unconsolidated entity, and issuances of common stock. For additional information regarding our option exercises, see “Note 11. Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements.
     Our capital expenditures were $58.7 million in the nine months ended June 30, 2007 which we used primarily for the purchase and upgrading of machinery and equipment. We estimate that our total capital expenditures in fiscal 2007 will be approximately $75 million, primarily for the purchase and upgrading of machinery and equipment. We estimate that we will spend approximately $3.0 million for capital expenditures during fiscal 2007 in connection with matters relating to environmental compliance. Additionally, to comply with emissions regulations under the Clean Air Act, we may be required to modify or replace a coal-fired boiler at one of our facilities, the cost of which we estimate would be approximately $2.0 to $3.0 million. If necessary, we anticipate that we will incur those costs during fiscal 2007 and 2008.
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
     In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of June 30, 2007. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 12. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

     Based on current assumptions, our projected required minimum pension funding to the U.S. Qualified Plans is approximately $16 million in fiscal 2008. However, it is possible that we may decide to contribute an amount greater than the minimum required funding.
     We paid quarterly dividends of $0.09 per share in the first quarter of fiscal 2007 and $0.10 per share in the second and third quarters of fiscal 2007 and have declared a dividend of $0.10 per share payable in the fourth quarter of fiscal 2007.
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
Item 5. OTHER INFORMATION
     Effective as of July 26, 2007 we amended Sections 1 and 2 of Article V of our bylaws, in accordance with Article IX thereof, to clarify that shares of our capital stock may be certificated or uncertificated as provided under the Georgia Business Corporation Code and that uncertificated shares may be transferred upon proper instructions from the holder of those shares.
Item 6. EXHIBITS
     See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY

Date: July 30, 2007	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

Exhibit 3.4	Amendment to Bylaws of the Registrant.

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.
Additional Exhibits
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.