Form 10-K
period 2007-09-30
Rock-Tenn CO
filed 2007-11-28
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

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

Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2007, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $33.20 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $1,196 million.

As of November 9, 2007, the registrant had 37,988,779 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and Fold-Pak, LLC (“Fold-Pak”, formerly known as GSD Packaging, LLC). We own 65% of RTS and conduct our interior packaging products business through RTS. At September 30, 2006 and 2005 we owned 60% of Fold-Pak and conducted some of our folding carton operations through Fold-Pak. In January 2007, we acquired the remaining 40% of Fold-Pak. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), or Display Source Alliance, LLC (“DSA”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, and 45% of DSA, a business providing primarily permanent merchandising displays, none of which we consolidate. All references in this Annual Report and the accompanying consolidated financial statements to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills exclude that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products and which would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, include operating data from our Aurora mill.

General

We are primarily a manufacturer of packaging products, paperboard and merchandising displays. We operate a total of 88 facilities located in 26 states, Canada, Mexico, Chile and Argentina.

Products

We report our results of operations in four segments:  (1) Packaging Products, (2) Paperboard, (3) Merchandising Displays, and (4) Corrugated Packaging. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.” For non-US financial information operations, see “Note 19. Segment Information” of the Notes to Consolidated Financial Statements.

Packaging Products Segment

In our Packaging Products segment, we manufacture folding cartons and solid fiber interior packaging.

Folding Cartons.  We believe we are one of the largest manufacturers of folding cartons in North America measured by net sales. Customers use our folding cartons to package dry, frozen and perishable foods for the retail sale and quick-serve markets; beverages; paper goods; automotive products; hardware; health care and nutritional food supplement products; household goods; health and beauty aids; recreational products; apparel; take out food products; and other products. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard to customer specifications. We ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, and double coating technologies. We support our customers with new product development, graphic design and packaging systems services. Sales of folding cartons to external customers accounted for 47.0%, 51.9%, and 49.1% of our net sales in fiscal 2007, 2006, and 2005, respectively.

Interior Packaging.  Our subsidiary, RTS, designs and manufactures fiber partitions and die-cut paperboard components. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. We sell our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products. We manufacture solid fiber interior packaging primarily from recycled paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed-casing, de- casing and filling lines. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production and rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates in the United States, Canada, Mexico, Chile, and Argentina. Sales of interior packaging products to external customers accounted for 7.2%, 7.3%, and 8.0% of our net sales in fiscal 2007, 2006, and 2005, respectively.

Paperboard Segment

In our Paperboard segment, we produce virgin and recycled paperboard, corrugated medium, and market pulp, and buy and sell recycled fiber.

We believe we are one of the largest U.S. manufacturers of 100% recycled paperboard measured by tons produced. We sell our coated and specialty recycled paperboard to manufacturers of folding cartons, solid fiber interior packaging, tubes and cores, and other paperboard products. We manufacture bleached paperboard and market pulp. We believe our bleached paperboard mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We also manufacture recycled corrugated medium, which we sell to corrugated sheet manufacturers. Through our Seven Hills joint venture we manufacture gypsum paperboard liner for sale to our joint venture partner. We also convert specialty paperboard into book cover and laminated paperboard products for use in furniture, automotive components, storage, and other industrial products. Our paper recovery facilities collect primarily waste paper from factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters, and from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also operate a fiber marketing and brokerage group that serves large regional and national accounts. Sales of pulp, paperboard, recycled corrugated medium, book covers, laminated paperboard products, and recovered paper to external customers accounted for 26.7%, 24.3%, and 23.8% of our net sales in fiscal 2007, 2006, and 2005, respectively.

Merchandising Displays Segment

We manufacture temporary and permanent point-of-purchase displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of our merchandising displays, lithographic laminated packaging and contract packaging services to external customers accounted for 13.2%, 10.9%, and 13.1% of our net sales in fiscal 2007, 2006, and 2005, respectively.

Corrugated Packaging Segment

We manufacture corrugated packaging for sale to industrial and consumer products manufacturers and corrugated sheet stock for sale to corrugated box manufacturers located primarily in the southeastern United States. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We provide structural design and engineering services. Sales of corrugated packaging and sheet stock to external customers accounted for 5.9%, 5.6%, and 6.0% of our net sales in fiscal 2007, 2006, and 2005, respectively.

Raw Materials

The primary raw materials that our paperboard operations use are recycled fiber at our recycled paperboard mills and virgin fibers from hardwoods and softwoods at our bleached paperboard mill. The average cost per ton of recycled fiber that our recycled paperboard mills used during fiscal 2007, 2006, and 2005 was $115, $88, and $102, respectively. Recycled fiber prices can fluctuate significantly. While virgin fiber prices are generally more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain. Pursuant to a five year agreement entered into in June 2005, Gulf States Paper Corporation (“Gulf States”, currently known as the Westervelt Company) has essentially agreed to continue to sell to our bleached paperboard mill the supply of soft wood chips that it made available to the mill before our acquisition of substantially all of the assets of Gulf States’ Paperboard and Packaging operations (“GSPP”) and assumed certain of Gulf States’ related liabilities in June 2005 (the “GSPP Acquisition”), which represents approximately 75% to 80% of the mill’s historical soft wood chip supply requirements and 29% of the mill’s total wood fiber supply requirement.

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

Energy

Energy is one of the most significant manufacturing costs of our paperboard operations. We use natural gas, electricity, fuel oil and coal to operate our mills and to generate steam to make paper. We use primarily electricity for our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into agreements to purchase natural gas at fixed prices. In recent years, the cost of natural gas, oil and electricity has fluctuated significantly. The average cost of energy used by our recycled paperboard mills to produce a ton of paperboard during fiscal 2007 was $78 per ton, compared to $86 per ton during fiscal 2006 and $73 per ton in fiscal 2005. Our bleached paperboard mill uses wood by-products and pulp process wastes to supply a substantial portion of the mill’s energy needs.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal) and freight rates which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 26% of consolidated net sales in fiscal 2007, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers.

In fiscal 2007, we sold:

•	packaging products to approximately 2,900 customers, the top 10 of which represented approximately 32% of the external sales of our Packaging Products segment;

•	paperboard products to approximately 1,100 customers, the top 10 of which represented approximately 37% of the external sales of our Paperboard segment;

•	merchandising display products to approximately 400 customers, the top 10 of which represented approximately 81% of the external sales of our Merchandising Display segment; and

•	corrugated packaging products to approximately 500 customers, the top 10 of which represented approximately 50% of the external sales of our Corrugated Packaging segment.

During fiscal 2007, we sold approximately 34% of our Paperboard segment sales to internal customers, primarily to our Packaging Products segment. Our Paperboard segment’s sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

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

We estimate that we will spend approximately $3 million for capital expenditures during fiscal 2008 in connection with matters relating to safety and environmental compliance.

For additional information concerning environmental regulation, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products, as well as certain process and method patents relating to our manufacturing operations. Certain of our products and services are also protected by trademarks such as CartonMate®, Duraframe®, DuraFreeze®, MillMask®, Millennium Board®, BlueCuda®, MAXPDQ®, MAXLitePDQ®, AdvantaEdge®, Clik Top®, Formations®, Bio-Pak®, Bio-Plus®, Fold-Pak®, BillBoard®, CitruSaver®, ProduSaver®, and WineGuard®. Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

Employees

At September 30, 2007, we had approximately 9,300 employees. Of these employees, approximately 7,100 were hourly and approximately 2,200 were salaried. Approximately 3,400 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, paperboard facility during fiscal 2004. Management believes that our relations with our employees are good.

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

Forward-Looking Information

We, or our executive officers and directors on our behalf, may from time to time make “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward-looking statements could involve, among other things, statements regarding any of the following: our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, our production capacities, our ability to achieve operating efficiencies, and our ability to fund our capital expenditures, interest payments, estimated tax payments, stock repurchases, dividends, working capital needs, and repayments of debt; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; amounts and timing of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope and timing of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; and pension and retirement plan asset investment strategies; the financial condition of our insurers and the impact on our results of operations, financial condition or cash flows in the event of an insurer’s default on their obligations; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

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

Historically, the cost of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas) have also fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems could cause operational disruptions or short term rises in raw material or energy costs that could materially adversely affect our earnings. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable — there are no unresolved SEC staff comments.

Item 2.	PROPERTIES

We operate at a total of 88 locations. These facilities are located in 26 states (mainly in the Eastern and Midwestern U.S.), Canada, Mexico, Chile and Argentina. We own our principal executive offices in Norcross, Georgia. There are 30 owned and 11 leased facilities used by operations in our Packaging Products segment, 23 owned and 1 leased facility used by operations in our Paperboard segment, 1 owned and 14 leased facilities used by operations in our Merchandising Displays segment, and 6 owned and 1 leased facilities used by operations in our Corrugated Packaging segment. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.

The following table shows information about our paperboard mills. We own all of our mills.

	Production
	Capacity
Location of Mill	(in tons @ 9/30/2007)	Paperboard Produced

Demopolis, AL	335,000	Bleached paperboard
	100,000	Market pulp
St. Paul, MN	184,000	Recycled corrugating medium
St. Paul, MN	160,000	Coated recycled paperboard
Battle Creek, MI	160,000	Coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	112,000	Coated recycled paperboard
Dallas, TX	99,000	Coated recycled paperboard
Stroudsburg, PA	75,000	Coated recycled paperboard

Total Coated Capacity	606,000
Chattanooga, TN	132,000	Specialty recycled paperboard
Lynchburg, VA	103,000 (1)	Specialty recycled paperboard
Eaton, IN	60,000	Specialty recycled paperboard
Cincinnati, OH	53,000	Specialty recycled paperboard
Aurora, IL	32,000	Specialty recycled paperboard

Total Specialty Capacity	380,000

Total Mill Capacity	1,605,000

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

The following is a list of our significant facilities other than our paperboard mills:

Type of Facility	Locations

Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3.	LEGAL PROCEEDINGS

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

Not applicable — there were no matters submitted to a vote of security holders in our fourth fiscal quarter ended September 30, 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of November 1, 2007, there were approximately 289 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First Quarter	$28.50	$19.33	$15.12	$11.70
Second Quarter	$35.54	$26.91	$15.19	$12.54
Third Quarter	$43.22	$31.51	$16.74	$13.88
Fourth Quarter	$37.19	$23.54	$20.75	$15.37

Dividends

During fiscal 2007, we paid a quarterly dividend on our Common Stock of $0.09 per share in the first quarter of fiscal 2007 and $0.10 per share in each of the remaining three quarters of fiscal 2007 ($0.39 per share in fiscal 2007). During fiscal 2006, we paid a quarterly dividend on our Common Stock of $0.09 per share ($0.36 per share annually).

For additional dividend information, please see Item 6, “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, which will be filed with the SEC on or before December 31, 2007, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. At September 30, 2006, we had approximately 2.0 million shares of Common Stock available for repurchase from our 4.0 million shares of Common Stock authorized. In August 2007, the board of directors amended our stock repurchase plan to allow for the repurchase an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased approximately 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2006 and 2005, we did not repurchase any shares of Common Stock. As of September 30, 2007, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
	Purchased(a)	per Share	Programs	Programs

July 1, 2007 through July 31, 2007	—	$—	—	2,033,832
August 1, 2007 through August 31, 2007	1,797,000	27.34	1,797,000	2,236,832
September 1, 2007 through September 30, 2007	346,700	27.73	346,700	1,890,132

Total	2,143,700	$27.41	2,143,700

(a)	During fiscal 2007, in addition to the information presented in the table above, 104,032 shares, at an average price of $34.32, were surrendered by employees to the Company to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock. We had no other share repurchases in fiscal 2007. There have been no repurchases subsequent to September 30, 2007.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2007, 2006, and 2005, and the consolidated balance sheet data as of September 30, 2007 and 2006, from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2004 and 2003, and the consolidated balance sheet data as of September 30, 2005, 2004, and 2003, from audited Consolidated Financial Statements not included in this report. We reclassified our plastic packaging operations, which we sold in October 2003, as a discontinued operation on the consolidated statements of income for all periods presented. We have also presented the assets and liabilities of our plastic packaging operations as assets and liabilities held for sale for all periods presented on our consolidated balance sheets. The table that follows is consistent with those presentations.

On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. The GSPP Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2005. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In millions, except per share amounts)

Net sales	$2,315.8	$2,138.1	$1,733.5	$1,581.3	$1,433.3
Restructuring and other costs, net	4.7	7.8	7.5	32.7	1.5
Income from continuing operations	81.7	28.7	17.6	9.6	29.5
Income from discontinued operations, net of tax	—	—	—	8.0	0.1

Net income	81.7	28.7	17.6	17.6	29.6
Diluted earnings per common share from continuing operations	2.07	0.77	0.49	0.27	0.85
Diluted earnings per common share	2.07	0.77	0.49	0.50	0.85
Dividends paid per common share	0.39	0.36	0.36	0.34	0.32
Book value per common share	15.51	13.49	12.57	12.28	12.07
Total assets	1,800.7	1,784.0	1,798.4	1,283.8	1,291.4
Current portion of debt	46.0	40.8	7.1	85.8	12.9
Total long-term debt	676.3	765.3	908.0	398.3	513.0
Total debt(a)	722.3	806.1	915.1	484.1	525.9
Shareholders’ equity	589.0	508.6	456.2	437.6	422.0
Net cash provided by operating activities(b)	238.3	153.5	153.3	93.5	112.5
Capital expenditures	78.0	64.6	54.3	60.8	57.4
Cash paid for investment in unconsolidated subsidiaries	9.6	0.2	0.1	0.2	0.3
Cash paid for purchase of businesses, net of cash received	32.1	7.8	552.3	15.0	81.8

Notes (in millions):

(a)	Total debt includes the aggregate of fair value hedge adjustments resulting from terminated and/or existing fair value interest rate derivatives or swaps of $8.5, $10.4, $12.3, $18.5, and $23.9 during fiscal 2007, 2006, 2005, 2004, and 2003, respectively.

(b)	Net cash provided by operating activities for the year ended September 30, 2004 was reduced by approximately $9.9 in cash taxes paid from the gain on the sale of discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment and Market Information

We report our results in four segments: (1) Packaging Products, (2) Paperboard, (3) Merchandising Displays, and (4) Corrugated Packaging.

The following table shows certain operating data for our four segments. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses or in other line items in the table below after Total segment income.

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Net sales (aggregate):
Packaging Products	$1,260.9	$1,267.8	$994.0
Paperboard	939.6	819.7	615.4
Merchandising Displays	305.8	233.2	226.3
Corrugated Packaging	158.3	135.7	118.5

Total	$2,664.6	$2,456.4	$1,954.2

Less net sales (intersegment):
Packaging Products	$5.2	$2.9	$3.4
Paperboard	321.5	298.9	202.3
Merchandising Displays	—	0.1	0.2
Corrugated Packaging	22.1	16.4	14.8

Total	$348.8	$318.3	$220.7

Net sales (unaffiliated customers):
Packaging Products	$1,255.7	$1,264.9	$990.6
Paperboard	618.1	520.8	413.1
Merchandising Displays	305.8	233.1	226.1
Corrugated Packaging	136.2	119.3	103.7

Total	$2,315.8	$2,138.1	$1,733.5

Segment income:
Packaging Products	$49.3	$45.0	$33.4
Paperboard	114.2	62.2	31.6
Merchandising Displays	38.7	16.4	17.6
Corrugated Packaging	8.4	4.0	3.5

Total segment income	210.6	127.6	86.1
Restructuring and other costs, net	(4.7)	(7.8)	(7.5)
Non-allocated expenses	(23.0)	(20.8)	(17.8)
Interest expense	(49.8)	(55.6)	(36.6)
Interest and other income (expense), net	(1.3)	1.6	0.5
Minority interest in income of consolidated subsidiaries	(4.8)	(6.4)	(4.8)

Income before income taxes	127.0	38.6	19.9
Income tax expense	(45.3)	(9.9)	(2.3)

Net income	$81.7	$28.7	$17.6

Overview

Segment income increased $83.0 million in fiscal 2007 based on improved performance in each of our segments. Higher prices and operating rates in coated recycled paperboard mills and strong demand for promotional displays resulted in record net sales and strong income growth in the fiscal 2007. Our bleached board mill also continued its trend of year over year improvement in operating results and increased shipped tons by 5.9%.

Net cash provided by operating activities in fiscal 2007 was $238.3 million, an increase of $84.8 million over the prior fiscal year. During fiscal 2007, we decreased debt by $83.8 million, funded $78.0 million on capital expenditures, paid $58.7 million to repurchase 2,143,700 shares of Common Stock of the Company, paid $32.0 million to acquire the remaining 40% minority interest in Fold-Pak, paid $15.4 million in dividends to our shareholders, and invested $8.6 million in QPSI, which offers integrated display fulfillment and third party logistics solutions to our customers.

Results of Operations

We provide below quarterly information to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC and “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2007 increased 8.3% to $2,315.8 million compared to $2,138.1 million in fiscal 2006 primarily due to increased board volume and an increase in average selling prices in our Paperboard segment and increased sales of merchandising displays.

Net sales for fiscal 2006 increased 23.3% to $2,138.1 million compared to $1,733.5 million in fiscal 2005 primarily due to the June 2005 GSPP Acquisition. Excluding the net increase of $324.5 million of net sales from the acquired assets, our sales increased by 5.1%.

Net Sales (Aggregate) — Packaging Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2005	$221.8	$218.8	$239.2	$314.2	$994.0
2006	301.1	319.7	326.2	320.8	1,267.8
2007	303.1	312.8	319.0	326.0	1,260.9

The 0.5% decrease in net sales before intersegment eliminations for the Packaging Products segment in fiscal 2007 compared to fiscal 2006 was primarily due to lower folding carton volumes which more than offset higher selling prices. Partially offsetting this decline were higher sales of interior packaging products due to net sales from the interior packaging facilities acquired in the second quarter of fiscal 2006.

The 27.5% increase in net sales before intersegment eliminations for the Packaging Products segment in fiscal 2006 compared to fiscal 2005 was primarily due to sales resulting from the GSPP Acquisition, the partition business we acquired and higher demand for consumer packaging.

Net Sales (Aggregate) — Paperboard Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2005	$128.7	$131.8	$155.0	$199.9	$615.4
2006	187.7	205.7	204.1	222.2	819.7
2007	210.8	231.6	247.7	249.5	939.6

The 14.6% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2007 compared to fiscal 2006 was primarily due to higher pricing across all paperboard grades and increased shipped tons. Operating rates in our coated recycled mills increased, and operating rates in our specialty recycled paperboard mills decreased on weaker market demand. We expect to see some further price increases in the early part of fiscal 2008 as a result of price increases we previously announced. However, the impact of announced board price increases will be dictated, in part, by market forces that determine the timing and extent of our recovery of the increases. During both fiscal 2007 and fiscal 2006, our recycled mills operated at 96% of capacity. Recycled paperboard tons shipped in fiscal 2007 for the segment increased 1.2% to 1,076,069 tons compared to 1,063,115 tons shipped in fiscal 2006. We sold 335,005 tons of bleached paperboard and 95,882 tons of market pulp in fiscal 2007, compared to 320,249 tons of bleached paperboard and 86,569 tons of market pulp in fiscal 2006, an increase of 5.9%.

The 33.2% increase in Paperboard segment net sales before intersegment eliminations in fiscal 2006 compared to fiscal 2005 was primarily due to bleached paperboard and market pulp net sales from our GSPP Acquisition, strong demand for recycled paperboard in part due to capacity closures of competing coated recycled mills and higher pricing. Recycled paperboard tons shipped increased 4.3% compared to the same period last year. During fiscal 2006, our recycled mills operated at 96% of capacity compared to 92% in fiscal 2005. Recycled paperboard tons shipped in fiscal 2006 for the segment increased 4.3% to 1,063,115 tons compared to 1,019,139 tons shipped in fiscal 2005. We sold 320,249 tons of bleached paperboard and 86,569 tons of market pulp in fiscal 2006, compared to 110,882 tons of bleached paperboard and 30,037 tons of market pulp in the four months we owned the contributing assets in fiscal 2005.

Net Sales (Aggregate) — Merchandising Displays Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2005	$52.7	$59.0	$57.0	$57.6	$226.3
2006	49.2	55.8	58.8	69.4	233.2
2007	60.9	82.6	76.8	85.5	305.8

The 31.1% increase in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2007 compared to fiscal 2006 was primarily due to higher sales from strong demand for promotional displays, a new product rollout of theft deterrent displays and new customer growth. We continue to seek to broaden our permanent and multi-material display capabilities as well as to continue developing theft deterrent solutions for high theft products. We have made significant progress in the marketplace with our MAXPDQ® display. We also expect revenues to grow from our brand management group and our focus on sustainable packaging.

The 3.0% increase in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2006 compared to fiscal 2005 was primarily due to increased display sales driven by a strong fourth quarter for promotional orders from some of our largest customers.

Net Sales (Aggregate) — Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)

2005	$28.8	$30.2	$29.8	$29.7	$118.5
2006	28.4	31.9	36.6	38.8	135.7
2007	36.6	40.4	40.6	40.7	158.3

The 16.7% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2007 compared to fiscal 2006 was primarily due to increased volumes and higher prices.

The 14.5% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2006 compared to fiscal 2005 was primarily due to increased sales of corrugated sheet stock and higher prices.

Cost of Goods Sold

Cost of goods sold increased to $1,870.2 million (80.8% of net sales) in fiscal 2007 from $1,789.0 million (83.7% of net sales) in fiscal 2006 primarily due to higher material costs and increased volumes in several of our segments. Cost of goods sold as a percentage of net sales decreased due to cost savings and productivity initiatives and sales price increases which reflect changing paperboard market conditions and the recovery of previous cost increases. We experienced reduced energy costs of approximately $10.7 million, reduced freight costs of $7.9 million, reduced workers’ compensation expense of $6.6 million, reduced pension expense of $2.8 million, better performance of our bleached paperboard mill, and better leveraging of fixed costs due to higher net sales. These improvements were partially offset by increased fiber costs of $28.9 million at our recycled paperboard mills, increased employee group insurance expense of $3.9 million, and increased paperboard prices in our Packaging Products segment. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact of foreign currency transactions in fiscal 2007 compared to fiscal 2006 increased costs of goods sold by $0.8 million.

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

We value the majority of our U.S. inventories at the lower of cost or market with cost determined on the last-in first-out (“LIFO”), inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. This supplemental FIFO earnings information reflects the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
	(In millions)

Cost of goods sold	$1,870.2	$1,863.4	$1,789.0	$1,784.7	$1,459.2	$1,463.6
Net income	81.7	86.0	28.7	31.3	17.6	14.9

Net income in fiscal 2007 and 2006 is higher under the FIFO method since we experienced periods of rising costs. Net income is higher in fiscal 2005 under the LIFO method than the FIFO method because generally accepted accounting principles require that inventory acquired in an acquisition be valued at selling price less costs to sell, dispose, complete and a reasonable profit allowance for the selling effort. This value is generally higher than the cost to manufacture inventory. For the GSPP Acquisition in fiscal 2005, the inventory value computed in this manner was $7.3 million higher than the cost to manufacture. This step-up would have been expensed under the FIFO method. Under our LIFO inventory method, this higher cost remains in inventory until the inventory layer represented by this inventory is consumed. To the extent inventory levels acquired in the GSPP Acquisition are lowered in the future, cost of goods sold could be higher than the normal cost to manufacture.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales to 11.2% in fiscal 2007 from 11.4% in fiscal 2006 due primarily to leveraging increased net sales. However, SG&A expenses were $14.9 million higher than in the prior fiscal year, including the increase associated with the interior packaging facilities acquired in the second quarter of fiscal 2006. Stock-based compensation expense increased $3.8 million including the acceleration of expense recognition for a portion of our restricted stock that vested in March 2007 as a result of the attainment of certain income growth goals. Bonus expense increased $5.6 million, SG&A salaries increased $2.8 million, commission expense increased $1.5 million, and employee payroll tax expense increased $1.1 million. These increases were partially offset by reduced bad debt expense of $1.0 million and reduced professional fees of $1.1 million.

SG&A expenses decreased as a percentage of net sales to 11.4% in fiscal 2006 from 11.8% in fiscal 2005 primarily as a result of the synergies we realized following the GSPP Acquisition and our continued focus on cost reductions and efficiency. However, SG&A expenses were $39.2 million higher than in the prior fiscal year primarily as a result of SG&A expenses from the GSPP locations and the partition business we acquired. Additionally, excluding amounts attributable to the GSPP Acquisition, bonus expense increased $7.6 million; SG&A salaries increased $5.0 million primarily due to the partition business we acquired and to support other product offerings; stock-based compensation expense increased $1.7 million primarily due to the adoption of SFAS 123(R) and bad debt expense increased $1.4 million compared to the prior fiscal year resulting from increased total exposure to and decreases in the credit quality of several customers.

Acquisitions

On January 24, 2007, we acquired, for $32.0 million, the remaining 40% minority interest in Fold-Pak, giving us sole ownership of the company. These operations are included in the results of our Packaging Products segment. We acquired our initial 60% interest in Fold-Pak in connection with the GSPP Acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. The acquisition included $18.7 million of intangibles, primarily for customer relationships, and $3.5 million of goodwill. The goodwill is deductible for income tax purposes. We are amortizing the intangibles on a straight-line basis over a weighted average life of 19.0 years. The pro forma impact of the acquisition is not material to our financial results.

On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. This acquisition was funded by capital contributions to RTS by us and our partner in proportion to our investments in RTS. RTS accounted for this acquisition as a purchase of a business and we have included these operations in our consolidated financial statements since that date in our Packaging Products segment. RTS made the acquisition in order to gain entrance into the specialty partition market that manufactures high quality die-cut partitions. The acquisition resulted in $2.4 million of goodwill. The goodwill is deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.

On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets and operations and assumed certain of Gulf States’ related liabilities. We have included the results of GSPP’s operations in our consolidated financial statements since that date in our Paperboard segment and Packaging Products segment. In fiscal 2005, we recorded the aggregate purchase price for the GSPP Acquisition of $552.2 million, net of cash received of $0.7 million, including various expenses. As a result of the GSPP Acquisition we recorded goodwill and intangibles. We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $37.2 million and $13.8 million, respectively. The $51.0 million of the goodwill is deductible for tax purposes. We recorded $50.7 million of intangible assets and incurred $4.0 million of financing costs to finance the acquisition. We assigned the customer relationship intangibles to our Paperboard and Packaging Products segments in the amounts of $36.4 million and $14.3 million, respectively. The customer relationship intangibles lives vary by segment acquired, and we are amortizing them on a straight-line basis over a weighted average life of 22.3 years. The pro forma impact of the GSPP Acquisition was material to our consolidated financial results for fiscal 2005.

For additional information, see “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements.

Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $4.7 million, $7.8 million, and $7.5 million for fiscal 2007, 2006, and 2005, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. For additional information, see “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements for a discussion of the charges and expected future charges. In most instances when we exit a facility we transfer a substantial portion of the facility’s assets and production to other facilities and recognize an impairment charge, if necessary, on equipment not transferred, primarily to reduce the carrying value of equipment to its estimated fair value or fair value less cost to sell, and record a charge for severance and other employee related costs. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs and other employee related costs. We generally expect the integration of the closed facility’s assets and production will enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the facility being closed.

Segment Income

Segment Income — Packaging Products Segment

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)

First Quarter	$221.8	$5.3	2.4%
Second Quarter	218.8	5.7	2.6
Third Quarter	239.2	10.6	4.4
Fourth Quarter	314.2	11.8	3.8

Fiscal 2005	$994.0	$33.4	3.4%

First Quarter	$301.1	$6.8	2.3%
Second Quarter	319.7	13.4	4.2
Third Quarter	326.2	13.2	4.0
Fourth Quarter	320.8	11.6	3.6

Fiscal 2006	$1,267.8	$45.0	3.5%

First Quarter	$303.1	$11.7	3.9%
Second Quarter	312.8	13.1	4.2
Third Quarter	319.0	12.4	3.9
Fourth Quarter	326.0	12.1	3.7

Fiscal 2007	$1,260.9	$49.3	3.9%

Packaging Products segment income increased to $49.3 million in fiscal 2007 from $45.0 million in fiscal 2006 primarily due to productivity improvements and operating efficiencies, and sales price increases which were somewhat offset by higher raw material costs, primarily due to rising paperboard prices and lower folding carton volumes. Decreased freight costs of $4.5 million, decreased pension expense of $1.4 million, decreased commissions of $1.3 million, and decreased workers’ compensation expense of $1.1 million, were partially offset by increased employee group insurance expense of $2.6 million and increased bonus expense of $1.2 million. The impact of foreign currency transactions in fiscal 2007 compared to fiscal 2006 decreased segment income by $1.0 million.

Packaging Products segment income increased to $45.0 million in fiscal 2006 from $33.4 million in fiscal 2005 primarily due to the earnings from the plants we acquired in the GSPP Acquisition. Return on sales increased despite increased material costs. Excluding amounts attributable to the GSPP Acquisition, segment income for the segment was decreased by increased bonus expense of $3.7 million, and higher freight costs of $6.7 million; partially offsetting those costs was a decrease in group insurance expense of $2.3 million. Amortization expense increased $1.5 million due to intangible assets acquired in the GSPP Acquisition.

Segment Income — Paperboard Segment

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Segment		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped (b)	Shipped (b)	Price (a) (c)
	(In millions)	(In millions)	On Sales	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(Per Ton)

First Quarter	$128.7	$4.4	3.4%	210.6	42.7	n/a	n/a	$467
Second Quarter	131.8	3.6	2.7	209.7	45.2	n/a	n/a	472
Third Quarter	155.0	7.6	4.9	211.6	44.8	26.7	6.9	491
Fourth Quarter	199.9	16.0	8.0	209.7	44.8	84.2	23.1	523

Fiscal 2005	$615.4	$31.6	5.1%	841.6	177.5	110.9	30.0	$492

First Quarter	$187.7	$(1.0)	(0.5)%	208.3	45.0	79.2	15.0	$524
Second Quarter	205.7	15.8	7.7	223.5	45.4	80.7	27.9	526
Third Quarter	204.1	18.9	9.3	220.6	44.2	76.6	23.7	539
Fourth Quarter	222.2	28.5	12.8	229.1	47.0	83.7	20.0	561

Fiscal 2006	$819.7	$62.2	7.6%	881.5	181.6	320.2	86.6	$538

First Quarter	$210.8	$23.9	11.3%	221.5	44.6	74.0	20.9	$558
Second Quarter	231.6	26.9	11.6	223.0	46.2	82.2	24.6	571
Third Quarter	247.7	34.1	13.8	225.1	45.3	90.1	25.6	588
Fourth Quarter	249.5	29.3	11.7	223.5	46.8	88.7	24.8	596

Fiscal 2007	$939.6	$114.2	12.2%	893.1	182.9	335.0	95.9	$578

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b)	Bleached paperboard and market pulp tons shipped began in June 2005 as a result of the GSPP Acquisition.

(c)	Beginning in the third quarter of fiscal 2005, Average Price Per Ton includes coated and specialty recycled paperboard, corrugated medium, bleached paperboard and market pulp.

Paperboard segment income for fiscal 2007 increased to $114.2 million compared to $62.2 million in fiscal 2006 due to sales price increases, higher volumes, reduced energy costs, better performance of our bleached paperboard mill, reduced freight costs, and higher operating rates which were partially offset by increased fiber costs. Our coated recycled mills operated at 99% of capacity in fiscal 2007 compared to 94% the prior fiscal year period. Our specialty recycled paperboard mills operated at 90% of capacity due to weaker market demand. In September 2007, we replaced a portion of the press section at our Battle Creek coated recycled paperboard mill to add sixteen thousand tons of capacity, the pre-tax impact of which was approximately $1.7 million. Energy costs decreased $9.8 million, freight costs decreased $5.0 million, workers’ compensation expense decreased $4.8 million, and pension expense decreased $1.5 million. Recycled paperboard mills fiber costs increased $28.9 million and group insurance expense increased $1.1 million.

Our long-term steam contract at our St. Paul Mill complex expired June 2007; however, we were supplied steam through August 2007. The contract will not be renewed because the coal plant in the area that supplied the steam has closed. As a result, we will burn an additional three million MMBtu per year of either natural gas or fuel oil at St. Paul. At current market prices, we expect our quarterly cost of energy will increase by approximately $1 million over the rates charged under the steam contract prior to June 30, 2007.

Paperboard segment income for fiscal 2006 increased to $62.2 million compared to $31.6 million in fiscal 2005 due to increased operating rates and pricing improvements for recycled paperboard and income contributed from the acquired bleached paperboard mill. Segment income was reduced by the sharp increase in natural gas prices following Hurricanes Katrina and Rita; the annual maintenance shutdown in October and November 2005 of our bleached paperboard mill; a mechanical failure of the white liquor clarifier at our bleached paperboard mill; and a flood at one of our recycled paperboard mills. Our recycled paperboard mills operated at 96% of capacity in fiscal 2006 compared to 92% in fiscal 2005. On a volume adjusted basis, energy and freight costs at our recycled paperboard mills increased $13.0 million and $1.7 million, respectively, and were offset by a $14.8 million decrease in fiber costs. Our bleached paperboard mill operated at 98% of capacity in fiscal 2006. Additionally, group insurance expense decreased by $2.0 million and amortization expense increased $0.9 million due to the GSPP Acquisition.

Segment Income — Merchandising Displays Segment

	Net Sales	Segment	Return on
	(Aggregate)	Income	Sales
	(In millions, except percentages)

First Quarter	$52.7	$2.4	4.6%
Second Quarter	59.0	3.7	6.3
Third Quarter	57.0	5.4	9.5
Fourth Quarter	57.6	6.1	10.6

Fiscal 2005	$226.3	$17.6	7.8%

First Quarter	$49.2	$2.8	5.7%
Second Quarter	55.8	3.2	5.7
Third Quarter	58.8	1.6	2.7
Fourth Quarter	69.4	8.8	12.7

Fiscal 2006	$233.2	$16.4	7.0%

First Quarter	$60.9	$5.1	8.4%
Second Quarter	82.6	12.2	14.8
Third Quarter	76.8	10.8	14.1
Fourth Quarter	85.5	10.6	12.4

Fiscal 2007	$305.8	$38.7	12.7%

Merchandising Displays segment income in fiscal 2007 increased to $38.7 million from $16.4 million in fiscal 2006 primarily due to increased display sales, favorable product mix and associated higher leverage of fixed costs. Commissions increased $2.6 million due to increased sales, bonus expense increased $2.1 million due to the significant increase in performance, and SG&A salaries increased $1.8 million primarily to support the increased sales levels and new product and service offerings.

Merchandising Displays segment income in fiscal 2006 decreased to $16.4 million from $17.6 million in fiscal 2005. Increased raw material prices and increased freight expense of $1.0 million reduced segment income. SG&A salaries increased $2.7 million primarily to support new product offerings.

Segment Income — Corrugated Packaging Segment

	Net Sales	Segment	Return on
	(Aggregate)	Income	Sales
	(In millions, except percentages)

First Quarter	$28.8	$0.3	1.0%
Second Quarter	30.2	1.1	3.6
Third Quarter	29.8	1.0	3.4
Fourth Quarter	29.7	1.1	3.7

Fiscal 2005	$118.5	$3.5	3.0%

First Quarter	$28.4	$0.4	1.4%
Second Quarter	31.9	1.0	3.1
Third Quarter	36.6	1.0	2.7
Fourth Quarter	38.8	1.6	4.1

Fiscal 2006	$135.7	$4.0	2.9%

First Quarter	$36.6	$1.8	4.9%
Second Quarter	40.4	2.4	5.9
Third Quarter	40.6	2.0	4.9
Fourth Quarter	40.7	2.2	5.4

Fiscal 2007	$158.3	$8.4	5.3%

Corrugated Packaging segment income in fiscal 2007 increased to $8.4 million from $4.0 million in fiscal 2006 primarily due to higher sales prices, increased volumes and improved product mix.

Corrugated Packaging segment income in fiscal 2006 increased to $4.0 million from $3.5 million in fiscal 2005 due primarily to increased net sales. Increased raw material prices and increased freight expense of $0.5 million reduced segment income.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities in fiscal 2007 was $1.1 million of income compared to $1.9 million of income fiscal 2006. The income in fiscal 2007 includes Seven Hills as well as our share of our newly formed QPSI and DSA investments that we entered into during the first quarter and third quarter of fiscal 2007, respectively. The income in fiscal 2006 was solely for Seven Hills and included a positive adjustment of $1.2 million for the settlement of arbitration between us and our Seven Hills partner. Equity in income (loss) of unconsolidated entities in fiscal 2005 was also solely for Seven Hills and was a loss of $1.0 million which reflected our estimate of our share of the adverse impact of a preliminary settlement of arbitration between us and our joint venture partner.

Interest Expense

Interest expense for fiscal 2007 decreased 10.4%, or $5.8 million, to $49.8 million from $55.6 million for fiscal 2006. The decrease in our average outstanding borrowings decreased interest expense by approximately $7.2 million and higher interest rates, net of swaps, increased interest expense by approximately $1.4 million.

Interest expense for fiscal 2006 increased 51.9%, or $19.0 million, to $55.6 million from $36.6 million for fiscal 2005. The increase in our average outstanding borrowings due primarily to our increased debt levels to fund the GSPP Acquisition increased interest expense by approximately $16.9 million and higher interest rates, net of swaps, increased interest expense by approximately $2.1 million.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal 2007 was expense of $1.3 million compared to income of $1.6 million in fiscal 2006. The expense in the current year was primarily due to a charge for an other than temporary decline in the fair value of a cost method investment. In fiscal 2006, we sold our Dallas Recycle equipment and the majority of the customers from that facility and sold our Fort Worth Recycle facility. We received aggregate proceeds of $3.0 million and recorded a gain on the sale of $1.3 million for these two transactions. These facilities were immaterial for reporting as discontinued operations for all periods presented. Interest and other income for fiscal 2005 was $0.5 million.

Minority Interest in Income of Consolidated Subsidiaries

In January 2007 we acquired the remaining 40% minority interest in Fold-Pak. As a result, minority interest in income of our consolidated subsidiaries for fiscal 2007 decreased to $4.8 million from $6.4 million in fiscal 2006.

Minority interest in income of our consolidated subsidiaries for fiscal 2006 increased to $6.4 million from $4.8 million in fiscal 2005. The increase was primarily due to our acquisition of a 60% ownership share in Fold-Pak as part of the GSPP Acquisition which we owned for the full year in fiscal 2006 and only four months in fiscal 2005.

Provision for Income Taxes

For fiscal 2007, we recorded a provision for income taxes of $45.3 million, at an effective rate of 35.7% of pre-tax income, as compared to a provision of $9.9 million for fiscal 2006, at an effective rate of 25.8% of pre-tax income. In fiscal 2007, we adjusted the rate at which our deferred taxes are computed for state income tax purposes on our domestic operations from approximately 3% to approximately 3.4%. This was based on our judgment regarding the expected long-term effective tax rates applicable to such items including the estimated impact of changes in state tax laws. As a result, we recorded tax expense of $1.2 million. We also recorded a benefit of $3.3 million and $0.7 million for research and development and other tax credits, net of valuation allowances, in the United States and Canada, respectively. We also recorded $0.6 million of additional expense to increase our tax contingency reserves. Our fiscal 2006 provision includes a benefit of $2.4 million related to a change in the rate at which deferred taxes were computed for state income tax purposes and a benefit of $0.8 million for research and development and other tax credits, net of valuation allowances. Other adjustments to the statutory federal tax rate are more fully described in “Note 13. Income Taxes” of the Notes to the Consolidated Financial Statements included herein. We estimate that the annual domestic marginal effective income tax rate for fiscal 2007 was approximately 36.5%.

For fiscal 2006, we recorded a provision for income taxes of $9.9 million, at an effective rate of 25.8% of pre-tax income, as compared to a provision of $2.3 million for fiscal 2005, at an effective rate of 11.3% of pre-tax income. In fiscal 2006, we adjusted the rate at which our deferred taxes are computed for state income tax purposes on our domestic operating entities from approximately 4% to approximately 3%. This was based upon our judgment regarding the expected long-term effective tax rates applicable to such items. As a result, we recorded a tax benefit of $2.4 million. This benefit was offset by net expense of $0.4 million resulting from Quebec provincial and Canadian federal tax law changes that we recorded in the first and third quarters of fiscal 2006, respectively. We recorded an additional benefit in fiscal 2006 of $0.8 million for research and development and other tax credits, net of valuation allowance primarily related to prior years. Our fiscal 2005 provision reflects a benefit due to a $4.1 million reduction of tax contingency reserves resulting from the adjustment and resolution of federal and state tax deductions that we had previously reserved.

During the first quarter of fiscal 2006, we repatriated, from certain of our foreign subsidiaries, $33.3 million in extraordinary dividends, as allowed under the American Jobs Creation Act of 2004. This Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by allowing a deduction from US taxable income of an amount equal to 85% of certain dividends received from controlled foreign corporations. As a result of this repatriation, in fiscal 2007 we owed $1.7 million of United States taxes before foreign tax credits of $0.9 million. Net of foreign tax credits, in fiscal year 2007 we paid $0.8 million in United States taxes.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements, capital expenditures, acquisitions and share repurchases from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of idled assets, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.

Cash and cash equivalents was $10.9 million at September 30, 2007, compared to $6.9 million at September 30, 2006. Our debt balance at September 30, 2007 was $722.3 million compared with $806.1 million at September 30, 2006, a decrease of $83.8 million. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. At the inception of the swaps we designated such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt. As of September 30, 2007 and September 30, 2006, we had cash flow hedge swaps in place amounting to a notional amount of $200.0 million and $350.0 million, respectively. In October 2007 we terminated all of our cash flow hedges. For additional information regarding our interest rate swaps, see the caption “Interest Rate Swaps and Derivatives” in “Note 11. Derivatives” of the Notes to Consolidated Financial Statements.

The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. Certain restrictive covenants govern our maximum availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Senior Credit Facility. We test and report our compliance with these covenants each quarter. We are well within compliance at September 30, 2007. Due to the covenants in the Senior Credit Facility, at the time we submitted our compliance calculation for September 30, 2007, maximum additional available borrowings under this facility were approximately $342.7 million. We have aggregate outstanding letters of credit under this facility of approximately $39.0 million. In addition, we have a $100.0 million 364-day receivables-backed financing facility (“Receivables Facility”) which expired on November 16, 2007. We amended the facility, which is now scheduled to expire on November 15, 2008 and increased the size of the facility from $100.0 million to $110.0 million. Accordingly, such borrowings are classified as non-current at September 30, 2007. Similarly, in fiscal 2006, such borrowings were classified as non-current at September 30, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At September 30, 2007 and September 30, 2006, maximum available borrowings under this facility were approximately $100.0 million. At September 30, 2007 and September 30, 2006, we had $100.0 million and $90.0 million, respectively, outstanding under our receivables-backed financing facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities for fiscal 2007 and 2006 was $238.3 million and $153.5 million, respectively. The increase was primarily due to the increase in net income and a greater source of funds for working capital in fiscal 2007, including changes in the timing of vendor payments, accounts receivable and inventory. Net cash provided by operating activities for fiscal 2006 was $153.5 million and $153.3 million in fiscal 2005. In fiscal 2006, proceeds from the termination of interest rate swap contracts and higher earnings before depreciation and amortization resulting from the GSPP Acquisition were offset by increases in working capital and pension funding more than expense. The increase in working capital in fiscal 2006 was primarily due to higher inventories and accounts receivable offset by higher accounts payables resulting from a change in timing of vendor payments.

Net cash used for investing activities was $109.1 million during fiscal 2007 compared to $67.0 million in fiscal 2006. Net cash used for investing activities in fiscal 2007 consisted primarily of $78.0 million of capital expenditures, $32.0 million paid to acquire the remaining 40% interest in Fold-Pak, and $9.6 million of investment in unconsolidated entities, primarily for our interest in QPSI in our Merchandising Displays segment. Partially offsetting these amounts was the return of capital of $6.5 million primarily from our Seven Hills investment. Net cash used for investing activities in fiscal 2006 consisted primarily of $64.6 million of capital expenditures and $7.8 million of cash paid for the purchase of businesses, primarily for two Packaging Products segment acquisitions. Net cash used for investing activities was $572.5 million in fiscal 2005 and consisted primarily of the $552.2 million purchase price of the GSPP Acquisition, $54.3 million of capital expenditures that were partially offset by net sales of $28.2 million of marketable securities, and proceeds from the sale of property, plant and equipment of $6.0 million, primarily from previously idled facilities and equipment.

Net cash used for financing activities was $124.9 million during fiscal 2007 and cash used for financing activities was $105.8 million in fiscal 2006. In fiscal 2007, net cash used consisted primarily of net repayments of debt of $86.8 million, purchases of Common Stock of $58.7 million, cash dividends paid to shareholders of $15.4 million, repayments to unconsolidated entity of $5.4 million, and distributions paid to minority interest partners of $4.2 million. These items were partially offset by $31.5 million in issuances of Common Stock and $14.1 million for tax benefits from share-based compensation. In fiscal 2007, cash from the issuance of Common Stock increased due to the exercise of stock options for approximately 2.3 million shares. Net cash used for financing activities in fiscal 2006 consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of Common Stock and advances from an unconsolidated entity. In fiscal 2005, net cash provided by financing activities was $416.5 million and consisted primarily of net additions to debt to finance the GSPP Acquisition and the issuance of Common Stock, which were partially offset by cash dividends paid to shareholders, distributions to minority interest partners, payment on termination of fair value interest rate hedges, and debt issuance costs.

In fiscal 2007, we received $1.6 million of insurance proceeds primarily for property damage claims for a flood that occurred at one of our mills during fiscal 2006. The proceeds are being used primarily to return certain property and equipment to its original condition. Net cash used for investing activities in fiscal 2007 included $1.3 million for capital equipment purchased and the balance was classified in cash provided by operating activities. In fiscal 2006, we received $4.3 million of insurance proceeds, after $3.9 million of deductibles, for $1.5 million of property damage claims and $2.8 million of business interruption claims. The proceeds were used to return certain equipment to its original condition, perform plant clean-up, and replace other equipment that was damaged. Net cash used for investing activities included $0.9 million for capital equipment purchased and the balance was classified in cash provided by operating activities.

Our capital expenditures aggregated $78.0 million in fiscal 2007. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $75 million in fiscal 2008. We were obligated to purchase $4.4 million of fixed assets at September 30, 2007. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenues or reduce costs, and we continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in fiscal 2008 could be higher than currently anticipated.

We estimate that we will spend approximately $3 million for capital expenditures during fiscal 2008 in connection with matters relating to safety and environmental compliance.

Based on current facts and assumptions, we do not expect cash tax payments to exceed income tax expense in fiscal 2008, 2009 and 2010, respectively.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of September 30, 2007. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of the current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Senior Credit Facility and

Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing.

In November 2007, our board of directors approved a resolution to pay our quarterly dividend of $0.10 per share, indicating an annualized dividend of $0.40 per year, on our Common Stock.

During fiscal 2008 we have minimum pension contributions of approximately $23 million to make to the U.S. Qualified Plans (as defined below). Based on current facts and assumptions, we anticipate contributing approximately $22 million to the U.S. Qualified Plans in fiscal 2009.

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter
	(In millions)

Long-term debt, including current portion(a)(e)	$714.2	$46.0	$287.5	$250.6	$130.1
Operating lease obligations(b)	23.8	10.0	9.3	3.0	1.5
Purchase obligations(c)(d)	263.4	159.4	102.2	1.7	0.1

Total	$1,001.4	$215.4	$399.0	$255.3	$131.7

(a)	We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and credit agreements. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate hedge adjustments resulting from terminated interest rate derivatives or swaps of $8.5 million and excluded unamortized bond discounts of $0.4 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 12. Leases” of the Notes to Consolidated Financial Statements.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to us to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received by us from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2010. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $16 million, which would result in a purchase price of less than 60% of our partner’s share of the net equity reflected on Seven Hills’ September 30, 2007 balance sheet. We have not included the $16 million in the table above.

(e)	We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because none of our other long-term liabilities has a definite pay-out scheme. As discussed in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our Company, and whether the employee elects lump-sum or installment payments. In addition, we have not included in the table minimum pension funding requirements because such amounts are not available for all periods presented. We estimate that we will contribute approximately $23 million to our pension plans in fiscal 2008 and, based on current facts and assumptions, expect to contribute $22 million to the plans in fiscal 2009. During fiscal 2007, we contributed approximately $20.9 million to our pension and supplemental retirement plans.

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

Stock Repurchase Program

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2006, we had approximately 2.0 million shares of Common Stock available for repurchase from our 4.0 million shares of Common Stock authorized. In August 2007 our board of directors amended our stock repurchase plan to allow for the repurchase of an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2006 and 2005, we did not repurchase any shares of Common Stock. At September 30, 2007, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

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

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions. At September 30, 2007, our allowances were $5.4 million; a 5% change in our assumptions would change our allowance by approximately $0.3 million.

Inventory

We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value, depending on the inventory. Management frequently reviews inventory to determine the necessity to markdown excess, obsolete or unsaleable inventory. Judgment and uncertainty exists with respect to this estimate because it requires management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the markdown required for excess, obsolete or unsaleable inventory. We have not made any material changes in the accounting methodology used to markdown inventory during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate inventory markdowns. While these markdowns have historically been within our expectations and the markdowns we established, it is possible that our reserves could be higher or lower in the future if our estimates are inaccurate. At September 30, 2007, our inventory reserves were $1.6 million; a 5% change in our inventory allowance assumptions would change our reserve by approximately $0.1 million.

Prior to the application of the LIFO method, our U.S. operations use a variety of methods to estimate the FIFO cost of their finished goods inventories. One of our divisions uses a standard cost system. Another division divides the actual cost of goods manufactured by the tons produced and multiplies this amount by the tons of inventory on hand. Other divisions calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items include, but are not limited to, freight, handling costs and wasted materials (spoilage) to determine the amount of current period charges. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

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

The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occurred in future periods, future operating results could be materially impacted. For example, based on available information as of our most recent review during the fourth quarter of fiscal 2007, if our net operating profit before tax had decreased by 10% with respect to the pre-tax earnings we used in our forecasts, the enterprise value of each of our divisions would have continued to exceed their respective net book values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value.

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

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed over their estimated useful lives ranging from 1 to 40 years and have a weighted average life of approximately 21.3 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

Health Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Our self-insurance liabilities contain uncertainties because the calculation requires management to make assumptions regarding, and apply judgment to estimate, the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We utilize historical claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing the reserve rates discussed above. During fiscal 2007, the average monthly claims paid were between $3.4 million and $3.7 million and our average claims lag was between 1.3 and 1.4 times the average monthly claims paid. Our accrual at September 30, 2007, represents approximately 1.3 times the average monthly claims paid. Health insurance costs have risen in recent years, but our reserves have historically been within our expectations. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insured liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. A 5% change in the average claims lag would change our reserve by approximately $0.2 million.

Workers’ Compensation

We purchase workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors. Our workers’ compensation liabilities contain uncertainties because the calculation requires management to make assumptions regarding the injuries. We have not made any material changes in the accounting methodology used to establish our workers’ compensation liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our workers’ compensation liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. Although the cost of individual claims may vary over the life of the claim, the population taken as a whole has not changed significantly from our expectations. A 5% adverse change in our development factors at September 30, 2007 would have resulted in an additional $0.4 million of expense for the fiscal year.

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

Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our estimated tax assets and obligations using historical experience in the jurisdictions we do business in, and informed judgments. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax expense and liabilities. A 1% increase in our effective tax rate would increase tax expense by approximately $1.3 million for fiscal 2007. A 1% increase in our estimated tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2007 consolidated balance sheet, would increase tax expense by approximately $3.9 million for fiscal 2007.

Pension Plans

We have five defined benefit pension plans (“U.S. Qualified Plans”), with approximately 52% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. The determination of our obligation and expense for pension plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise some degree of judgment when selecting these assumptions.

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

Our discount rate for each plan used for determining future net periodic benefit cost is based on the Citigroup Pension Discount Curve. We project benefit cash flows from our defined benefit plans against discount rates published in the September 30, 2007 Citigroup Pension Discount Curve matched to fit our expected liability payment pattern. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. To set the discount rate for all plans, the average of the discount rate for the two largest plans was rounded to the nearest 0.125%. We believe this accurately reflects the future defined benefit payment streams for our plans. For measuring benefit obligations as of September 30, 2007 and September 30, 2006 we employed a discount rate of 6.25% and 5.875%, respectively. The 37.5 basis point increase in our discount rate compared to the prior measurement date, the return on plan assets achieved in fiscal 2007 and our $20.9 million of employer contributions in fiscal 2007 were the primary reasons for the $38.6 million increase in funded status compared to the prior fiscal year.

In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies. As of September 30, 2007 and 2006, we used an expected return on plan assets of 9.0%. The plan assets were divided among various investment classes. As of September 30, 2007, approximately 68% of plan assets were invested with equity managers, approximately 31% of plan assets were invested with fixed income managers, and approximately 1% of plan assets were held in cash. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods. For fiscal 2007 our pension plans had actual returns on assets of $36.3 million as compared with expected returns on assets of $23.2 million, which resulted in a net deferred gain of $13.1 million. At September 30, 2007, we had an unrecognized actuarial loss of $65.4 million. In fiscal 2008, we expect to charge to net periodic pension cost approximately $2.9 million of this unrecognized loss. The amount of this unrecognized loss charged to pension cost in future years is dependent upon future interest rates and pension investment results. A 25 basis point change in the discount rate, the expected increase in compensation levels or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2007 pension expense (in millions, amounts in the table in parentheses reflect additional income):

	25 Basis Point	25 Basis Point
	Increase	Decrease

Discount rate	$(1.3)	$1.4

Compensation level	$0.1	$(0.1)

Expected long-term rate of return on plan assets	$(0.6)	$0.6

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

In fiscal 2007 we made cash contributions to the U.S. Qualified Plans aggregating $20.9 million which exceeded the $17.3 million contribution required by ERISA. In fiscal 2006, there was no minimum contribution to the U.S. Qualified Plans required by ERISA; however, at management’s discretion, we made cash contributions to the U.S. Qualified Plans aggregating $20.6 million. Based on current assumptions, our projected required minimum funding to the U.S. Qualified Plans is approximately $23 million in fiscal 2008. However, it is possible that we may decide to contribute an amount greater than the minimum required funding. Based on current facts and assumptions, we anticipate contributing approximately $22 million to the U.S. Qualified Plans in fiscal 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to consolidated financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We adopted SFAS 158 effective for the fiscal year ended September 30, 2007. The effect of adopting SFAS 158 was: pension assets are approximately $3 million lower, pension liabilities are approximately $20 million higher, deferred tax assets are approximately $9 million higher, and shareholders’ equity is approximately $14 million lower.

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

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2007 and September 30, 2006, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would have increased by $0.9 million in both years. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment. In October 2007 we terminated all of our interest rate swaps. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2007, adjusted for our October 2007 terminations, if market interest rates increase an average of 100 basis points our interest expense would have increased by $2.9 million.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2007 and 2006, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.4 million in both years.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were $0.2 million higher in fiscal 2007 than if we had translated the same earnings using fiscal 2006 exchange rates. Translated earnings were $0.7 million higher in fiscal 2006 than if we had translated the same earnings using fiscal 2005 exchange rates.

During fiscal 2007 and 2006, the effect of a one percentage point change in exchange rates would have impacted accumulated other comprehensive income by approximately $1.4 million and $1.2 million, respectively.

Commodities

Fiber

The principal raw material we use in the production of recycled paperboard and corrugated medium is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 57% of our fiscal 2007 fiber purchases. The remaining 43% of our fiber purchases consists of a number of other grades of recycled paper.

From time to time we make use of financial swap agreements to limit our exposure to changes in OCC prices. With the effect of our OCC swaps, a hypothetical 10% increase in total fiber prices would have increased our costs by $11 million and $8 million in fiscal 2007 and 2006, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Coated Unbleached Kraft

We purchase Coated Unbleached Kraft (“CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices throughout each year would have increased our costs by approximately $9 million during fiscal 2007 and by approximately $10 million during fiscal 2006. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

We have the capacity to produce approximately 184,000 tons per year of corrugated medium at our St. Paul, Minnesota operation. From time to time, we make use of swap agreements to limit our exposure to falling corrugated medium sales prices at our St. Paul operation. Taking into account the effect of swaps we had in place, a hypothetical 10% decrease in selling price throughout each year would have resulted in lower sales of approximately $8 million and $7 million during fiscal 2007 and 2006, respectively.

We convert approximately 197,000 tons per year of corrugated medium and linerboard in our corrugated box converting operations into corrugated sheet stock. A hypothetical 10% increase in linerboard and corrugated medium pricing throughout each year would have resulted in increased costs of approximately $9 million and $8 million during fiscal 2007 and 2006, respectively. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Energy

Energy is one of the most significant manufacturing costs of our paperboard operations. We use natural gas, electricity, fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines and we use primarily electricity for our converting equipment. Our bleached paperboard mill uses wood by-products for most of its energy. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas.

We spent approximately $121 million on all energy sources in fiscal 2007. Natural gas and fuel oil accounted for approximately 43% (6.2 million MMBtu) of our total purchases in fiscal 2007. Excluding fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy throughout the year would have increased our cost of energy by $12 million.

We spent approximately $133 million on all energy sources in fiscal 2006. Natural gas and fuel oil accounted for approximately 45% (6.5 million MMBtu) of our total purchases in fiscal 2006. Excluding fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy throughout the year would have increased our cost of energy by $13 million.

Our long-term steam contract at our St. Paul Mill complex expired June 2007; however, we were supplied steam through August 2007. The contract will not be renewed because the coal plant in the area that supplied the steam has closed. As a result, we will burn an additional three million MMBtu per year of either natural gas or fuel oil at St. Paul. At current market prices, we expect our quarterly cost of energy will increase by approximately $1 million over the rates charged under the steam contract prior to June 30, 2007.

We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so. We periodically evaluate alternative scenarios to manage these risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Description

Consolidated Statements of Income	Page 37
Consolidated Balance Sheets	Page 38
Consolidated Statements of Shareholders’ Equity	Page 39
Consolidated Statements of Cash Flows	Page 40
Notes to Consolidated Financial Statements	Page 42
Report of Independent Registered Public Accounting Firm	Page 82
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	Page 83
Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control over Financial Reporting	Page 84

For supplemental quarterly financial information, please see “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2007	2006	2005
	(In millions, except per share data)

Net sales	$2,315.8	$2,138.1	$1,733.5
Cost of goods sold	1,870.2	1,789.0	1,459.2

Gross profit	445.6	349.1	274.3
Selling, general and administrative expenses	259.1	244.2	205.0
Restructuring and other costs, net	4.7	7.8	7.5

Operating profit	181.8	97.1	61.8
Interest expense	(49.8)	(55.6)	(36.6)
Interest and other income (expense), net	(1.3)	1.6	0.5
Equity in income (loss) of unconsolidated entities	1.1	1.9	(1.0)
Minority interest in income of consolidated subsidiaries	(4.8)	(6.4)	(4.8)

Income before income taxes	127.0	38.6	19.9
Income tax expense	(45.3)	(9.9)	(2.3)

Net income	$81.7	$28.7	$17.6

Basic earnings per share:
Net income	$2.12	$0.79	$0.50

Diluted earnings per share:
Net income	$2.07	$0.77	$0.49

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In millions, except share and per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$10.9	$6.9
Accounts receivable (net of allowances of $5.4 and $5.2)	230.6	230.8
Inventories	224.4	218.9
Other current assets	26.8	25.0
Assets held for sale	1.8	4.0

Total current assets	494.5	485.6
Property, plant and equipment at cost:
Land and buildings	274.8	266.0
Machinery and equipment	1,368.6	1,299.7
Transportation equipment	10.8	10.8
Leasehold improvements	5.9	6.2

	1,660.1	1,582.7
Less accumulated depreciation and amortization	(822.6)	(732.1)

Net property, plant and equipment	837.5	850.6
Goodwill	364.5	356.6
Intangibles, net	67.6	55.1
Investment in unconsolidated entities	28.9	21.6
Other assets	7.7	14.5

	$1,800.7	$1,784.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$46.0	$40.8
Accounts payable	161.6	141.8
Accrued compensation and benefits	73.8	65.7
Other current liabilities	63.5	57.7

Total current liabilities	344.9	306.0

Long-term debt due after one year	667.8	754.9
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	8.5	10.4

Total long-term debt	676.3	765.3

Accrued pension and other long-term benefits	47.3	75.9
Deferred income taxes	125.7	99.8
Other long-term liabilities	7.6	9.6
Commitments and contingencies (Notes 12 and 18)
Minority interest	9.9	18.8
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 37,988,779 and 37,688,522 shares outstanding at September 30, 2007 and September 30, 2006, respectively	0.4	0.4
Capital in excess of par value	222.6	179.6
Retained earnings	357.8	341.2
Accumulated other comprehensive income (loss)	8.2	(12.6)

Total shareholders’ equity	589.0	508.6

	$1,800.7	$1,784.0

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Class A		Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
	(In millions, except share and per share data)

Balance at October 1, 2004	35,640,784	$0.4	$155.2	$321.5	$(39.5)	$437.6
Comprehensive income:
Net income	—	—	—	17.6	—	17.6
Foreign currency translation adjustments	—	—	—	—	13.8	13.8
Net unrealized gain on derivative instruments (net of $(2.4) tax)	—	—	—	—	3.6	3.6
Pension liability adjustments (net of $8.2 tax)	—	—	—	—	(10.5)	(10.5)

Comprehensive income	—	—	—	—	—	24.5
Income tax benefit from exercise of stock options	—	—	0.2	—	—	0.2
Shares granted under restricted stock plan	200,000	—	—	—	—	—
Compensation expense under restricted stock plan	—	—	1.7	—	—	1.7
Restricted Stock grant cancelled	(24,333)	—	—	—	—	—
Cash dividends — $0.36 per share	—	—	—	(12.9)	—	(12.9)
Issuance of Class A common stock net of stock received for tax withholdings	463,713	—	5.3	(0.2)	—	5.1

Balance at September 30, 2005	36,280,164	0.4	162.4	326.0	(32.6)	456.2
Comprehensive income:
Net income	—	—	—	28.7	—	28.7
Foreign currency translation adjustments	—	—	—	—	3.3	3.3
Reclassification of previously terminated hedges to earnings (net of $1.1 tax)	—	—	—	—	(1.8)	(1.8)
Net unrealized gain on derivative instruments (net of $(1.7) tax)	—	—	—	—	2.8	2.8
Pension liability adjustments (net of $(10.6) tax)	—	—	—	—	15.7	15.7

Comprehensive income	—	—	—	—	—	48.7
Income tax benefit from exercise of stock options	—	—	1.0	—	—	1.0
Shares granted under restricted stock plan	469,503	—	—	—	—	—
Compensation expense under share based plans	—	—	3.5	—	—	3.5
Cash dividends — $0.36 per share	—	—	—	(13.2)	—	(13.2)
Issuance of Class A common stock net of stock received for tax withholdings	938,855	—	12.7	(0.3)	—	12.4

Balance at September 30, 2006	37,688,522	0.4	179.6	341.2	(12.6)	508.6
Comprehensive income:
Net income	—	—	—	81.7	—	81.7
Foreign currency translation adjustments	—	—	—	—	14.0	14.0
Reclassification of previously terminated hedges to earnings (net of $1.5 tax)	—	—	—	—	(2.5)	(2.5)
Net unrealized loss on derivative instruments (net of $0.3 tax)	—	—	—	—	(0.4)	(0.4)
Pension liability adjustments (net of $(15.1) tax)	—	—	—	—	24.0	24.0

Comprehensive income	—	—	—	—	—	116.8
Impact of adopting SFAS No. 158 (as hereinafter defined) (net of $9.0 tax)	—	—	—	—	(14.3)	(14.3)
Income tax benefit from exercise of stock options	—	—	14.1	—	—	14.1
Shares granted under restricted stock plan	165,497	—	—	—	—	—
Compensation expense under share based plans	—	—	7.3	—	—	7.3
Cash dividends — $0.39 per share	—	—	—	(15.4)	—	(15.4)
Issuance of Class A common stock net of stock received for tax withholdings	2,278,460	—	33.6	(3.0)	—	30.6
Purchases of Class A common stock	(2,143,700)	—	(12.0)	(46.7)	—	(58.7)

Balance at September 30, 2007	37,988,779	$0.4	$222.6	$357.8	$8.2	$589.0

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Operating activities:
Net income	$81.7	$28.7	$17.6
Items in income not affecting cash:
Depreciation and amortization	103.7	104.3	84.0
Deferred income tax expense	22.2	5.5	4.0
Income tax benefit of employee stock options	—	—	0.2
Share-based compensation expense	7.3	3.6	1.7
Gain (loss) on disposal of plant and equipment and other, net	0.9	(0.4)	(1.8)
Minority interest in income of consolidated subsidiaries	4.8	6.4	4.8
Equity in (income) loss of unconsolidated entities	(1.1)	(1.9)	1.0
Proceeds from (payment on) termination of cash flow interest rate hedges	(0.7)	14.5	—
Pension funding (more) less than expense	(7.5)	(4.1)	8.7
Impairment adjustments and other non-cash items	2.0	3.5	2.9
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3.4	(30.9)	23.4
Inventories	(2.6)	(14.1)	9.5
Other assets	18.8	(7.6)	(5.2)
Accounts payable	18.7	25.1	3.2
Income taxes payable	(4.3)	8.6	(3.2)
Accrued liabilities	(9.0)	12.3	2.5

Net cash provided by operating activities	238.3	153.5	153.3
Investing activities:
Capital expenditures	(78.0)	(64.6)	(54.3)
Purchases of marketable securities	—	—	(195.3)
Maturities and sales of marketable securities	—	—	223.5
Cash paid for purchase of businesses, net of cash received	(32.1)	(7.8)	(552.3)
Investment in unconsolidated entities	(9.6)	(0.2)	(0.1)
Return of capital from unconsolidated entities	6.5	—	—
Proceeds from sale of property, plant and equipment	2.8	4.7	6.0
Proceeds from property, plant and equipment insurance settlement	1.3	0.9	—

Net cash used for investing activities	(109.1)	(67.0)	(572.5)
Financing activities:
Additions to revolving credit facilities	68.1	79.5	226.0
Repayments of revolving credit facilities	(91.9)	(210.7)	(10.0)
Additions to debt	22.1	51.8	320.8
Repayments of debt	(85.1)	(29.7)	(100.5)
Payment on termination of fair value interest rate hedges	—	—	(4.3)
Debt issuance costs	—	(0.3)	(4.0)
Issuances of common stock	31.5	11.5	5.1
Purchases of common stock	(58.7)	—	—
Excess tax benefits from share-based compensation	14.1	1.0	—
Capital contributed to consolidated subsidiary from minority interest	—	2.1	—
Advances from (repayments to) unconsolidated entity	(5.4)	8.6	1.4
Cash dividends paid to shareholders	(15.4)	(13.2)	(12.9)
Cash distributions paid to minority interest	(4.2)	(6.4)	(5.1)

Net cash provided by (used for) financing activities	(124.9)	(105.8)	416.5
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.6)	0.8

Increase (decrease) in cash and cash equivalents	4.0	(19.9)	(1.9)
Cash and cash equivalents at beginning of year	6.9	26.8	28.7

Cash and cash equivalents at end of year	$10.9	$6.9	$26.8

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Cash paid (received) during the period for:
Income taxes, net of refunds	$13.1	$(4.4)	$4.2
Interest, net of amounts capitalized	54.4	60.1	38.4

Supplemental schedule of non-cash investing and financing activities:

In fiscal 2007, we contributed $3.9 million of assets to our newly formed Display Source Alliance, LLC joint venture. The assets consisted primarily of equipment and inventory.

The fiscal 2007 and 2006 line item Issuance of common stock net of stock received for tax withholdings in our consolidated statements of shareholders’ equity differs from the fiscal 2007 and 2006 line item Issuance of common stock in our consolidated statements of cash flows due to $0.9 million of receivables from the sale of stock being outstanding from employees at September 30, 2006. These receivables were collected in fiscal 2007.

The year ended September 30, 2006 includes two Packaging Products segment acquisitions we funded and certain adjustments related to our GSPP Acquisition (as hereinafter defined) in fiscal 2005. Cash paid for the two fiscal 2006 acquisitions aggregated $7.7 million, which included $3.2 million of goodwill.

September 30,
2006
(In millions)

Fair value of assets acquired including goodwill	$8.5
Cash paid	7.8

Liabilities assumed	$0.7

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and Fold-Pak, LLC (“Fold-Pak”, formerly known as GSD Packaging, LLC). We own 65% of RTS and conduct our interior packaging products business through RTS. At September 30, 2006 and 2005 we owned 60% of Fold-Pak and conducted some of our folding carton operations through Fold-Pak. In January 2007, we acquired the remaining 40% of Fold-Pak. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), or Display Source Alliance, LLC (“DSA”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, and 45% of DSA, a business providing primarily permanent merchandising displays, none of which we consolidate.

We are primarily a manufacturer of packaging products, merchandising displays, and paperboard.

Consolidation

The consolidated financial statements include our accounts and all of our majority-owned subsidiaries. We account for subsidiaries owned less than 50% but more than 20% under the equity method. We have eliminated all significant intercompany accounts and transactions.

We have determined that Seven Hills is a variable interest entity as defined in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.” We are not however its primary beneficiary. Accordingly, we use the equity method to account for our investment in Seven Hills. We have consolidated the assets and liabilities of RTS. We have accounted for our investment in both QPSI and DSA under the equity method.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and the differences could be material.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, determine the useful lives of assets that are amortized or depreciated, and measure income taxes, self-insured obligations and restructuring. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e., shipping point) or on arrival at customers’ plants (i.e., destination point). We do not

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize revenue from transactions where we bill customers but retain custody and title to these products until the date of custody and title transfer.

We net, against our gross sales, provisions for discounts, returns, allowances, customer rebates and other adjustments. We account for such provisions during the same period in which we record the related revenues. We include in net sales any amounts related to shipping and handling that are billed to a customer.

Shipping and Handling Costs

We classify shipping and handling costs as a component of cost of goods sold.

Derivatives

We enter into a variety of derivative transactions. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We used interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. Also, from time to time we use forward contracts to limit our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. We terminate existing swaps and enter into new ones from time to time based on changes in market conditions and changes in hedging strategies.

We are exposed to counterparty credit risk for nonperformance and to market risk for changes in interest rates. We manage exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.

For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the change in fair value of the derivative instrument, as well as the offsetting change in fair value on the hedged item attributable to the hedged risk, in current earnings. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the change in fair value on the derivative instrument as a component of accumulated other comprehensive income or loss and reclassify that portion into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the ineffective portion of the hedge, if any, in current earnings during the period of change. Amounts that are reclassified into earnings from accumulated other comprehensive income and any ineffective portion of a hedge are reported on the same income statement line item as the originally hedged item. Cash flows from terminated interest rate swaps are classified in the same category in the Consolidated Statement of Cash Flows as the cash flows from the items being hedged.

We amortize the adjustment to the carrying value of our fixed rate debt instruments that arose from previously terminated fair value hedges to interest expense using the effective interest method over the remaining life of the related debt.

Upon the termination of cash flow hedge swaps, any amounts related to these swaps, recorded in accumulated other comprehensive income on the date of termination, are not normally immediately recognized as income (or expense) but remain in other comprehensive income/(loss) and are amortized to earnings, as interest income (or expense,) for interest rate hedges, or to cost of sales for other hedges, over the remaining term of the originally hedged item. Any cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged.

For derivative instruments not designated as hedging instruments, we recognize the change in value of the derivative instrument in current earnings during the period of change. These instruments act as economic hedges but do not meet the criteria for treatment as hedges under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The changes in the fair value of these swaps are reported in cost of sales on the consolidated statement of income.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. We do not discount accounts receivable because we generally collect accounts receivable over a very short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a seller and a customer on a net basis which excludes the taxes from revenues. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2007, 2006, and 2005, we recorded bad debt expense of $1.0 million, $2.0 million, and $0.5 million, respectively.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at lower of cost or market, with cost determined using methods which approximate cost computed on a first-in, first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories and spare parts inventories and aggregate approximately 28.0% and 26.7% of FIFO cost of all inventory at September 30, 2007 and 2006, respectively.

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

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2007, 2006, and 2005, we capitalized interest of approximately $0.8 million, $0.8 million, and $0.5 million, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method and on the declining balance method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-20 years
Transportation equipment	3-8 years

Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2007, 2006, and 2005 was approximately $96.6 million, $96.6 million, and $79.0 million, respectively.

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

The SFAS 142 goodwill impairment model is a two-step process. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we must complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2007 and concluded the fair values were in excess of the carrying values of each of the reporting units.

We follow Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in determining whether the carrying value of any of our long-lived assets, including intangibles other than goodwill, is impaired. The SFAS 144 test is a three-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, if such estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted cash flows, prices for similar assets, or other valuation techniques. We use a similar test for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or fair value less anticipated cost to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging from 1 to 40 years and have a weighted average life of approximately 21.3 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets.”

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

Income Taxes

We account for income taxes under the liability method, which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value. We have elected to treat earnings from certain foreign subsidiaries, from the date we acquired those subsidiaries, as subject to repatriation, and we provide for taxes accordingly. However, we consider all earnings of our other foreign subsidiaries indefinitely reinvested in those respective operations, other than those earnings we repatriated, under the American Jobs Creation Act of 2004, as extraordinary dividends. Other than the extraordinary dividends, we have not provided for any incremental United States taxes that would be due upon repatriation of those earnings into the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pension and Other Post-Retirement Benefits

We account for pensions in accordance with Statement of Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As allowed under SFAS 87, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Stock Based Compensation

Prior to fiscal 2006, we elected to follow the intrinsic value method of APB 25 and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, we recognized no compensation expense for stock options. We disclose pro forma information regarding net income and earnings per share in “Note 15. Shareholders’ Equity.” On October 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The adoption of SFAS 123(R), and resulting recognition of compensation related to stock options, did not have a material effect on our consolidated financial statements.

Pursuant to our 2004 Incentive Stock Plan, we can award shares of restricted Common Stock to employees and our board of directors. Sale of the stock awarded is generally restricted for three to five years from the date of grant, depending on vesting. Vesting of the stock granted to employees generally occurs in annual increments of one-third beginning on the third anniversary of the date of grant. We charge compensation under the plan to earnings over each increment’s individual restriction period. In some instances, accelerated vesting of a portion of the grant may occur based on our performance. Also, some restricted stock grants contain market or performance conditions that must be met in conjunction with the service requirement for the shares to vest. See “Note 15. Shareholders’ Equity” for additional information.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We translate the assets and liabilities of our foreign operations from the functional currency at the rate of exchange in effect as of the balance sheet date. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We reflect the resulting translation adjustments in shareholders’ equity. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded losses of $0.9 million, $0.2 million and $0.7 million in fiscal 2007, 2006, and 2005, respectively.

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

New Accounting Standards — Recently Adopted

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of the end of our fiscal year ending September 30, 2007. See “Note 14. Retirement Plans — Defined Benefit Pension Plans.”

New Accounting Standards — Recently Issued

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (October 1, 2007 for us).

We have analyzed our filing positions in all taxing jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have also analyzed positions taken to not file income tax returns in certain jurisdictions. Based on our current analysis, we anticipate the adoption of FIN 48 will result in a charge to our beginning balance of retained earnings at the date of adoption of approximately $1.6 million (unaudited) to increase our tax reserves. Our estimate is subject to revision as we complete our analysis.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except for earnings per share information):

	Year Ended September 30,
	2007	2006	2005

Numerator:
Net income	$81.7	$28.7	$17.6

Denominator:
Denominator for basic earnings per share — weighted average shares	38.5	36.1	35.5
Effect of dilutive stock options and restricted stock awards	1.0	0.9	0.6

Denominator for diluted earnings per share — weighted average shares and assumed conversions	39.5	37.0	36.1

Basic earnings per share:
Net income per share — basic	$2.12	$0.79	$0.50

Diluted earnings per share:
Net income per share — diluted	$2.07	$0.77	$0.49

Options to purchase 0.1 million, 1.0 million and 1.8 million shares of Common Stock in 2007, 2006, and 2005, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following, net of taxes, where applicable (in millions):

	September 30,
	2007	2006

Foreign currency translation gain	$49.5	$35.5
Net unrealized gain on derivative instruments, net of tax	1.2	4.1
Pension liability adjustments, net of tax	—	(52.2)
Unrecognized pension net loss, net of tax	(40.1)	—
Unrecognized pension prior service cost, net of tax	(2.4)	—

Total accumulated other comprehensive income (loss)	$8.2	$(12.6)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2007	2006

Finished goods and work in process	$152.1	$140.0
Raw materials	71.9	70.6
Supplies and spare parts	34.3	35.4

Inventories at FIFO cost	258.3	246.0
LIFO reserve	(33.9)	(27.1)

Net inventories	$224.4	$218.9

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2007, 2006, and 2005, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2007, 2006, and 2005 was immaterial.

Note 5.	Assets Held for Sale

The assets we recorded as held for sale consisted of property, plant and equipment from a variety of plant closures and are as follows (in millions):

	September 30,
	2007	2006

Property, plant and equipment	$1.8	$4.0

Note 6.	Acquisitions

Folding Cartons

On January 24, 2007, we acquired for $32.0 million the remaining 40% minority interest in Fold-Pak, giving us sole ownership of the company. We acquired our initial 60% interest in Fold-Pak in connection with the GSPP Acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. We have included the results of these operations in our consolidated financial statements since that date in our Packaging Products segment. The acquisition included $18.7 million of intangibles, primarily for customer relationships, and $3.5 million of goodwill. The goodwill is deductible for income tax purposes. We are amortizing the non-goodwill intangibles on a straight-line basis over a weighted average life of 19.0 years. The pro forma impact of the acquisition is not material to our financial results.

Interior Packaging

On February 27, 2006, our RTS subsidiary completed the acquisition of the partition business of Caraustar Industries, Inc. for an aggregate purchase price of $6.1 million. This acquisition was funded by capital contributions to RTS by us and our minority interest partner in proportion to each of our investments in RTS. RTS accounted for this acquisition as a purchase of a business and we have included these operations in our consolidated financial statements since that date in our Packaging Products segment. RTS made the acquisition in order to gain entrance into the specialty partition market which manufactures high quality die cut partitions. The acquisition included $2.4 million of goodwill. The goodwill is deductible for income tax purposes. The pro forma impact of the acquisition is not material to our financial results.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GSPP

On June 6, 2005, we acquired from Gulf States Paper Corporation and certain of its related entities (“Gulf States”) substantially all of the assets of Gulf States’ Paperboard and Packaging operations (“GSPP”) and assumed certain of Gulf States’ related liabilities (the “GSPP Acquisition”). No debt was assumed. The purchase price for the GSPP Acquisition in fiscal 2005 was $552.2 million, net of cash received of $0.7 million, including expenses. We have included the results of GSPP’s operations in our consolidated financial statements since that date in our Paperboard segment and Packaging Products segment. We made the acquisition in order to acquire the bleached paperboard mill and eleven folding carton plants owned by Gulf States, which serve primarily food packaging, food service and pharmaceutical and health and beauty markets. Three of the folding carton plants are owned by Fold-Pak. As a result of the fiscal 2005 GSPP Acquisition we recorded goodwill and intangibles. We assigned the goodwill to our Paperboard and Packaging Products segments in the amounts of $37.2 million and $13.8 million, respectively. The $51.0 million of goodwill is deductible for income tax purposes. We recorded $50.7 million of customer relationship intangibles acquired in the GSPP Acquisition and $4.0 million of financing costs incurred to finance the acquisition. We assigned the customer relationship intangibles to our Paperboard and Packaging Products segments in the amounts of $36.4 million and $14.3 million, respectively. The customer relationship intangibles lives vary by segment acquired, and we are amortizing them on a straight-line basis over a weighted average life of 22.3 years.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(In millions, except per share data)

Year Ended
September 30,
2005

Net sales	$2,075.2

Net income	$30.1

Diluted earnings per common share	$0.83

Note 7.	Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $4.7 million, $7.8 million, and $7.5 million for fiscal 2007, 2006, and 2005, respectively. Of these costs, $1.1 million, $3.0 million and $2.0 million were non-cash for fiscal 2007, 2006, and 2005, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the fiscal year, cumulatively since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

			Severance
			and Other
		Net Property,	Employee	Equipment	Facility
		Plant and	Related	and Inventory	Carrying
Segment	Period	Equipment(1)	Costs	Relocation	Costs	Other	Total

Packaging	Fiscal 2007	$1.1	$1.0	$0.6	$0.3	$1.7	$4.7
Products(a)	Fiscal 2006	1.7	1.8	0.7	0.3	2.6	7.1
	Fiscal 2005	2.5	4.3	0.5	—	0.1	7.4
	Cumulative	5.3	7.1	1.8	0.6	4.4	19.2
	Expected Total	5.3	7.3	2.1	1.1	4.5	20.3
Paperboard(b)	Fiscal 2007	—	—	—	—	—	—
	Fiscal 2006	(0.1)	—	0.1	0.1	(0.1)	—
	Fiscal 2005	(1.1)	0.2	0.6	0.7	0.1	0.5
	Cumulative	23.3	3.2	1.0	1.3	0.4	29.2
	Expected Total	23.3	3.2	1.0	1.3	0.4	29.2
Other(c)	Fiscal 2007	—	—	—	—	—	—
	Fiscal 2006	—	—	—	—	0.7	0.7
	Fiscal 2005	—	—	—	—	(0.4)	(0.4)
Total	Fiscal 2007	$1.1	$1.0	$0.6	$0.3	$1.7	$4.7

	Fiscal 2006	$1.6	$1.8	$0.8	$0.4	$3.2	$7.8

	Fiscal 2005	$1.4	$4.5	$1.1	$0.7	$(0.2)	$7.5

	Cumulative	$28.6	$10.3	$2.8	$1.9	$4.8	$48.4

	Expected Total	$28.6	$10.5	$3.1	$2.4	$4.9	$49.5

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For this Note 7, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

(a)	The Packaging Products segment charges primarily reflect the following folding carton plant closures recorded: Stone Mountain, Georgia (announced and closed in fiscal 2007), Kerman, California (announced and closed in fiscal 2006), Marshville, North Carolina (announced at the end of fiscal 2005 and closed in fiscal 2006), Waco, Texas (announced and closed in fiscal 2005), and St. Paul, Minnesota (announced in fiscal 2004 and closed in fiscal 2005). We transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We recognized an impairment charge primarily to reduce the carrying value of equipment to its estimated fair value or fair value less cost to sell, and recorded charges for severance and other employee related costs. At the time of each announced closure, we expected to record future charges for equipment relocation, facility carrying costs and other employee related costs that are reflected in the table above. In fiscal 2007, we recorded a $1.4 million charge and related estimated fair value of the liability for future lease payments when we ceased operations at the Stone Mountain plant. In fiscal 2006, we recorded a $1.0 million charge and related liability for future lease payments when we ceased operations at the Kerman plant, and recorded charges of $1.3 million for a customer relationship intangible asset. Fiscal 2005 also includes severance and other employee costs related to our folding carton division restructuring. We believe these actions have allowed us to more effectively manage the collective folding assets.

(b)	The Paperboard segment charges primarily reflect the closures of our Wright City, Missouri laminated paperboard products facility (announced and closed in fiscal 2005) and our Otsego, Michigan paperboard mill (announced and closed in fiscal 2004). We transferred approximately one-third of the production of the Otsego facility to our remaining mills. We recognized an impairment charge primarily to reduce the carrying value of equipment to its estimated fair value or fair value less cost to sell, and recorded a charge for severance and other employee related costs. At the time of each announced closure, we expected to record future charges for equipment relocation, facility carrying costs and other employee related costs that are reflected in the table above.

(c)	In fiscal 2005, we acquired certain GSPP assets and assumed certain of Gulf States’ related liabilities. We have expensed as incurred various incremental transition costs to integrate the operations into our mill and folding carton operations of $0.5 million in fiscal 2006 and $0.7 million in fiscal 2005. In fiscal 2005, we recorded a charge of $0.6 million to expense previously capitalized patent defense costs and recognized a gain of $1.9 million when we sold 9.4 acres of real estate adjacent to our Norcross, Georgia headquarters and received proceeds of $2.8 million.

We do not allocate restructuring and other costs to our segments. If we had done so, we would have charged $4.7 million, $7.1 million, and $7.4 million to our Packaging Products segment for fiscal 2007, 2006, and 2005, respectively; charged $0.5 million to the Paperboard segment for fiscal 2005; charged $0.1 million to our Merchandising Displays segment in fiscal 2006; and charged $0.6 million in fiscal 2006 and recorded a gain of $0.4 million in fiscal 2005, to our corporate operations.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation to Restructuring and other costs, net included in our consolidated statements of income for fiscal 2007, 2006, and 2005 (in millions):

	2007	2006	2005

Accrual at beginning of fiscal year	$2.1	$1.6	$1.2
Additional accruals	2.6	2.5	2.6
Payments	(2.0)	(1.9)	(2.2)
Adjustment to accruals	(0.3)	(0.1)	—

Accrual at September 30,	$2.4	$2.1	$1.6

Reconciliation of accruals to restructuring and other costs, net:

Additional accruals and adjustment to accruals (see table above)	$2.3	$2.4	$2.6
Severance and other employee costs	0.2	0.5	1.9
Net property, plant and equipment	1.1	1.6	1.4
Equipment relocation	0.6	0.8	1.1
Facility carrying costs	0.3	0.4	0.7
Other	0.2	2.1	(0.2)

Total restructuring and other costs, net	$4.7	$7.8	$7.5

The following table represents a summary of incremental restructuring accruals related to severance and other employee costs to close the Waco plant that was acquired as part of the GSPP Acquisition (in millions):

2006

Accrual at beginning of fiscal year	$1.5
Additional accruals	—
Payments	(1.4)
Adjustment to accruals	(0.1)

Accrual at September 30,	$—

Note 8.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

		September 30,
		2007		2006
	Weighted	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Avg. Life	Amount	Amortization	Amount	Amortization

Customer relationships	21.3	$78.5	$(16.3)	$65.2	$(11.7)
Non-compete agreements	5.2	8.3	(6.6)	6.5	(6.1)
Patents	8.0	1.5	(0.1)	1.2	(0.3)
Trademark	40.0	2.9	(0.7)	0.8	(0.6)
License Costs	5.0	0.3	(0.2)	0.3	(0.2)

Total	21.3	$91.5	$(23.9)	$74.0	$(18.9)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, our net intangible balance increased $12.5 million primarily due to $18.7 million of intangibles acquired in the acquisition of the remaining 40% of Fold-Pak, which was partially offset by amortization of intangibles. During fiscal 2006, our net intangible balance decreased $6.8 million primarily due to amortization of intangibles, and a charge of $1.3 million on a customer relationship intangible we had previously acquired in an acquisition, due to discontinuing shipments to certain customers after we closed the facility. The charge was recorded in the Restructuring and other costs, net line item of our consolidated statements of income.

We are amortizing all of our intangibles. None of our intangibles has significant residual value. Our intangible assets are amortized based on a straight-line basis or the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging from 1 to 40 years and have a weighted average of approximately 21.3 years.

During fiscal 2007, 2006, and 2005, amortization expense was $7.1 million, $7.7 million, and $5.0 million, respectively. Estimated amortization expense for the succeeding five fiscal years is as follows (in millions):

2008	$5.9
2009	5.8
2010	5.0
2011	4.7
2012	4.0

Note 9.	Unconsolidated Entities

Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received to date. Therefore, the earliest date at which a put could be completed would be March 29, 2010. We have not recorded any liability for our partner’s right to put its interest in Seven Hills to us. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $16 million at September 30, 2007, which would result in a purchase price of less than 60% of our partner’s share of the net equity reflected on Seven Hills’ September 30, 2007 balance sheet. The partners of the joint venture have guaranteed funding of any net losses of Seven Hills in relation to their proportionate share of ownership. Seven Hills has no third party debt. We have invested a total of $19.2 million in Seven Hills as of September 30, 2007, net of distributions. Our investment is reflected in the assets of our Paperboard segment. Our share of cumulative pre-tax losses by Seven Hills that we have recognized as of September 30, 2007 and 2006 were $1.4 million and $1.7 million, respectively. During fiscal 2007 and 2006, our share of operating income at Seven Hills amounted to $0.4 million and $1.9 million, respectively. During fiscal 2005 our share of operating losses incurred at Seven Hills amounted to $1.0 million. The loss in fiscal 2005 reflected our estimate of our share of the adverse impact of a preliminary award of arbitration between us and our joint venture partner, which was recorded in the third quarter of fiscal 2005. The final settlement notice was agreed to in December 2005. At that time, we determined that a portion of the reserve for the expected adverse impact previously recorded no longer was required and the excess amount of $1.2 million was released to income in the first quarter of fiscal 2006.

Under the terms of the Seven Hills joint venture arrangement, our partner is required to purchase all of the saleable gypsum paperboard liner produced by Seven Hills, for which we receive fees for tons of gypsum paperboard liner calculated using formulas in the joint venture agreement. We also provide other services related to the operation of Seven Hills, for which the joint venture reimburses our expenses, and lease to Seven Hills the land and building occupied by the joint venture. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income, was $3.0 million, $3.7 million and $0.7 million, for fiscal 2007, 2006, and 2005, respectively. We contributed cash of $0.4 million, $0.2 million, and

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million for fiscal 2007, 2006, and 2005, respectively. Our contributions for each of those years were for capital expenditures.

We collect the receivables and disburse the payables for our Seven Hills joint venture. Therefore, at each balance sheet date we have either a liability due to the joint venture or a receivable from the joint venture. Interest income or expense is recorded between the two parties on the average outstanding balance. At September 30, 2007 and 2006 we had a current liability of $5.6 million and $11.0 million, respectively, on our consolidated balance sheets. The change in the liability is reflected in the financing activities section of our consolidated statements of cash flows on the line item advances from (repayments to) unconsolidated entity.

In fiscal 2007, we entered into two business ventures accounted for under the equity method. We acquired 23.96% of Quality Packaging Specialists International, a business providing merchandising displays, contract packing, logistics and distribution solutions, and we acquired 45% of Display Source Alliance, LLC, a business providing primarily permanent merchandising displays. Our investment exceeds the underlying equity in net assets of each of the two investees. The difference is attributed to our proportional interest in specific assets of the ventures and is amortized over the useful lives of the respective assets. The difference at September 30, 2007 is $5.0 million for QPSI and $0.7 million for DSA and is being amortized over a weighted average life of 20.3 years and 7.0 years, respectively, primarily for the write-up of customer list intangibles, fixed assets, and trade names and trademarks.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Debt

The following were individual components of debt (in millions):

	September 30,	September 30,
	2007	2006

Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.2	$99.9	$99.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.8	2.1

	101.7	101.9
Face value of 8.20% notes due August 2011, net of unamortized discount of $0.3 and $0.3	249.7	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	6.7	8.3

	256.4	258.0
Term loan facility(a)	160.7	243.7
Revolving credit and swing facilities(a)	68.3	86.9
Receivables-backed financing facility(b)	100.0	90.0
Industrial development revenue bonds, bearing interest at variable rates (4.94% at September 30, 2007, and 5.55% at September 30, 2006), due through October 2036(c)	23.9	23.9
Other notes	11.3	1.7

Total debt	722.3	806.1
Less current portion of debt	46.0	40.8

Long-term debt due after one year	$676.3	$765.3

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$713.8	$795.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	8.5	10.4

	$722.3	$806.1

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty if our cash balances and expected future cash flows support such action. Included in the current portion of debt at September 30, 2007 and September 30, 2006 was an amount of $15.0 million to reflect amounts that we may pay down early in connection with our routine working capital management.

(a)	The Senior Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original maximum principal amount of $700 million. The Senior Credit Facility provides for up to $100.0 million in loans to a Canadian subsidiary. At September 30, 2007 and 2006 there were $46.8 million and $49.8 million in borrowings to the Canadian subsidiary, respectively, predominantly denominated in Canadian dollars. As scheduled term loan payments are made, the facility size is reduced by those notional amounts. As of September 30, 2007, the facility has cumulatively been reduced by $89.3 million. At September 30, 2007 the Senior Credit Facility had a maximum principal amount of $610.7 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. At September 30, 2007, we had issued aggregate outstanding letters of credit under this facility of approximately $39 million, none of which had been drawn

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon. At September 30, 2007, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $342.7 million. Borrowings in the United States under the Senior Credit Facility bear interest based upon either: (1) LIBOR plus an applicable margin (“U.S. LIBOR Loans”) or (2) an alternative base rate plus an applicable margin (“U.S. Base Rate Loans”). Borrowings in Canada under the Senior Credit Facility bear interest based upon either: (1) Canadian Deposit Offering Rate plus an applicable margin for Canadian dollar loans (“Banker’s Acceptance Loans”); (2) LIBOR plus an applicable margin for U.S. Dollar loans (“Canadian LIBOR Loans”); or (3) the Canadian or U.S. Dollar base rate plus an applicable margin (“Canadian Base Rate Loans”). The following table summarizes the applicable margins and percentages related to the Senior Credit Facility:

		September 30,
	Range	2007	2006

Applicable margin/percentage for determining:
U.S. and Canadian Base Rate Loans interest rate(1)	0.00%-0.75%	0.00%	0.75%
Banker’s Acceptance and U.S. and Canadian LIBOR Loans interest rate(1)	0.875%-1.75%	1.00%	1.75%
Facility commitment fee(2)	0.175%-0.40%	0.20%	0.40%

(1)	Based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.

Interest on the U.S. revolving credit facility and term loan facility are payable in arrears on each applicable payment date. At our election, we can choose U.S. and Canadian Base Rate Loans, U.S. and Canadian LIBOR Loans, Banker’s Acceptance Loans or a combination thereof. If we chose U.S. and Canadian LIBOR Loans or Banker’s Acceptance Loans, the interest rate reset options are 30, 60, 90 or 180 days. The Senior Credit Facility is secured by the real and personal property of the GSPP business that we acquired in the GSPP Acquisition and the following property of the Company and its wholly-owned subsidiaries: inventory and general intangibles, including, without limitation, specified patents, patent licenses, trademarks, trademark licenses, copyrights and copyright licenses. Upon filing this Form 10-K, we will have the right to cause the lien to be released due to our satisfying the requirements to be below a Credit Agreement Debt/EBITDA ratio of 3.0 times for two sequential quarters. The agreement documenting the Senior Credit Facility, includes restrictive covenants regarding the maintenance of financial ratios, the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. We are in compliance with these restrictions. Under the most restrictive of these covenants, as of September 30, 2007, we could pay up to approximately $110 million of dividends without violating our Minimum Consolidated Net Worth covenant.

(b)	On November 16, 2007, we amended the 364-day receivables-backed financing facility (“Receivables Facility”) and increased the size of the facility from $100.0 million to $110.0 million. The new facility is scheduled to expire on November 15, 2008. Since the facility is scheduled to mature beyond one year from the balance sheet date, borrowings from the facility are classified as non-current at September 30, 2007 and due to similar circumstances, as non-current at September 30, 2006. Borrowing availability under this facility is based on the eligible underlying receivables. At September 30, 2007 and 2006, maximum available borrowings under this facility were approximately $100.0 million. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.49% and 5.61% as of September 30, 2007 and September 30, 2006, respectively.

(c)	The industrial development revenue bonds are issued by various municipalities in which we maintain operations or other facilities. The bonds are fully secured by a pledge of payments to the municipality by us under a financing agreement. Each series of bonds is also secured by and payable through a letter of credit

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued in favor of the Trustee to the bonds. We are required to maintain these letters of credit under the terms of the bond indenture. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Senior Credit Facility. A remarketing agent offers the bonds for initial sale and uses its best efforts to remarket the bonds until they mature or are otherwise fully redeemed. The remarketing agent also periodically determines the interest rates on the bonds based on prevailing market conditions. The remarketing agent is paid a fee for this service. Our industrial development revenue bonds are remarketed on a periodic basis upon demand of the bondholders. If the remarketing agent is unable to successfully remarket the bonds, the remarketing agent will repurchase the bonds by drawing on the letters of credit. If this were to occur, we would immediately reimburse the issuing lender with the proceeds of a revolving loan obtained under the Senior Credit Facility. Accordingly, we have classified the industrial development revenue bonds as non-current, except for $2.5 million classified as current because we expect to redeem the bond during fiscal 2008.

Interest on our 8.20% notes due August 2011 (“August 2011 notes”) is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 notes”) is payable in arrears each September and March. Our August 2011 notes and March 2013 notes are unsecured facilities and are not redeemable prior to maturity and are not subject to any sinking fund requirements. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. At September 30, 2007 and 2006, the fair market value of the August 2011 notes was approximately $256.6 million and $261.6 million, respectively, based on quoted market prices. At September 30, 2007 and 2006, the fair market value of the March 2013 notes was approximately $93.1 million and $93.3 million, respectively, based on quoted market prices.

As of September 30, 2007, the aggregate maturities of long-term debt for the succeeding five fiscal years are as follows (in millions):

2008	$46.0
2009	165.0
2010	122.5
2011	250.3
2012	0.3
Thereafter	130.1
Unamortized hedge adjustments from terminated interest rate derivatives or swaps	8.5
Unamortized bond discount	(0.4)

Total long-term debt	$722.3

Note 11.	Derivatives

At September 30, 2007 and 2006 we had interest rate swap agreements in place with an aggregate notional amount of $200 million and $350 million, respectively. These agreements effectively converted a portion of our floating rate interest rates through September 2010 to fixed rates. We also had commodity swaps effectively fixing the prices of varying amounts of fiber sales which at September 30, 2007 and 2006 were 76,500 and 87,100 tons, respectively, through November 2008. In addition, at September 30, 2007, we had a price collar covering 250,000 MMBtu of natural gas purchases for the month of October 2007. All of these agreements were originally designated as cash flow hedges. Also, at September 30, 2007 and 2006 we had a contract to purchase 7,500 and 25,500 future tons of fiber, respectively, and a swap contract to convert the variable price of fiber to fixed for 8,000 and 27,200 tons, respectively, which qualify as derivatives and are being accounted for by recording the change in fair value of these instruments through earnings.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the net fair values of both our financial derivative instruments as well as our physical contracts that qualify as derivatives under SFAS 133 that are outstanding as of September 30 (in millions, asset/(liability)):

	2007	2006

Interest rate financial swaps	$(2.4)	$(4.4)
Commodity financial swaps	(3.3)	(0.1)
Commodity physical contracts	0.5	0.1

Net fair value of derivative contracts	$(5.2)	$(4.4)

The fair value of our derivative instruments is generally based on market pricing and represents the net amount estimated to terminate the position, taking into consideration market rates and counterparty credit risk. Included in the table above is a fair value liability of $1.3 million for commodity swaps that serve as economic hedges but do not qualify as cash flow hedges in accordance with SFAS 133.

During fiscal 2007 and 2006, we terminated several of our interest rate swaps that were being accounted for as cash flow hedges. Amounts related to these terminated swaps remain in accumulated other comprehensive income and are amortized to earnings over the original remaining period of the forecasted transaction hedged, to the extent we believe that it is at least reasonably possible the related interest payments will be made. In fiscal 2007, 2006 and 2005, approximately $4.0 million, $2.9 million and $0.4 million, respectively was reclassified from other comprehensive income into earnings, as a reduction of interest expense. We expect to reclassify approximately $1.5 million to fiscal 2008 pre-tax income from accumulated other comprehensive income related to various previously terminated interest rate cash flow hedges. During fiscal 2006, we concluded it was probable that some of the forecasted transactions, hedged by some previously terminated swaps, would not occur and approximately $0.4 million of pre-tax income was reclassified out of accumulated other comprehensive income into earnings.

The following is a summary of information related to our cash flow hedges as of September 30 (in millions, asset/(liability)):

	2007	2006

Proceeds from (payment on) termination of cash flow interest rate hedges	(0.7)	14.5
Ineffectiveness recorded in the results of operations in the fiscal year — pre-tax	(1.2)	0.1
Amounts in accumulated other comprehensive income/(loss) related to active swaps — pre-tax	(4.0)	(4.1)
Amounts in accumulated other comprehensive income/(loss) related to terminated swaps — pre-tax	6.0	10.8

In October 2007, we paid $3.5 million to terminate all of our open interest rate swaps, which had been accounted for as cash flow hedges. Any cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged.

Prior to June 2005, we had a series of interest rate swaps which effectively converted our fixed rate debt to floating rates. These swaps were accounted for as fair value hedges. The fair value hedges resulted in amounts that are treated as changes to the carrying value of the fixed rate debt. The balance remaining at termination of these swaps is being amortized into income over the original term of the related debt. In fiscal 2007, 2006 and 2005 $1.9 million, $1.8 million and $4.1 million, respectively, was amortized into income resulting in a reduction of interest expense.

Note 12.	Leases

We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, future minimum lease payments under all noncancelable leases, excluding the Demopolis lease discussed in Note 6, for the succeeding five fiscal years, including certain maintenance charges on transportation equipment, are as follows (in millions):

2008	$10.0
2009	6.0
2010	3.3
2011	1.8
2012	1.2
Thereafter	1.5

Total future minimum lease payments	$23.8

Rental expense for the years ended September 30, 2007, 2006, and 2005 was approximately $18.4 million, $18.4 million and $18.0 million, respectively, including lease payments under cancelable leases.

Note 13.	Income Taxes

The provisions for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2007	2006	2005

Current income taxes:
Federal	$17.0	$1.1	$(3.4)
State	3.5	(0.8)	0.5
Foreign	2.6	4.1	1.2

Total current	23.1	4.4	(1.7)

Deferred income taxes:
Federal	21.4	8.1	2.9
State	2.0	(2.1)	(0.1)
Foreign	(1.2)	(0.5)	1.2

Total deferred	22.2	5.5	4.0

Provision for income taxes	$45.3	$9.9	$2.3

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax expense are as follows (in millions):

	Year Ended September 30,
	2007	2006	2005

Employee related accruals and allowances	$0.2	$(2.7)	$(0.8)
Research and development and other federal credit carryforwards, net of valuation allowances	3.1	(3.1)	—
State net operating loss carryforwards, net of valuation allowance	(1.4)	(2.1)	(2.6)
State credit carryforwards, net of federal benefit and valuation allowance	(0.4)	—	0.3
Property, plant and equipment	7.8	9.7	15.9
Deductible intangibles	2.6	2.4	1.4
Pension	7.4	1.5	(4.0)
Inventory reserves	1.2	(0.3)	(2.3)
Other deferred tax assets	(0.4)	(0.6)	0.4
Other deferred tax liabilities	2.1	0.7	(4.3)

Deferred income tax expense	$22.2	$5.5	$4.0

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2007	2006	2005

Statutory federal tax rate	35.0%	35.0%	35.0%
Meals and entertainment expense	0.4	0.9	2.5
Adjustment of deferred taxes for changes in state and foreign tax rates	0.9	(5.2)	6.9
Fixed assets and inventory adjustments	(0.3)	0.2	(6.6)
Adjustment and resolution of federal and state tax deductions	0.5	3.1	(20.8)
State taxes, net of federal benefit	1.8	(1.6)	(3.5)
Research and development and other tax credits, net of valuation allowances	(3.1)	(6.9)	(0.1)
Adjustment to deferred taxes — restructuring	—	(1.0)	(1.7)
Other valuation allowances	0.4	0.6	0.8
Other, net	0.1	0.7	(1.2)

Effective tax rate	35.7%	25.8%	11.3%

In fiscal 2007, we recorded a tax benefit of $4.0 million related to federal, state, and foreign research and development and other tax credits, net of valuation allowances. We recorded state tax expense of $1.2 million which related to a change in our state effective tax rate on our domestic operating entities from approximately 3% to approximately 3.4% primarily to reflect estimated impact of changes in state tax laws on deferred taxes. In fiscal 2006, we recorded a state tax benefit of $2.4 million which related primarily to a change in our state effective tax rate on our domestic operating entities from approximately 4% to 3%. We recorded research and development and other tax credits of $0.8 million, net of valuation allowances, primarily related to prior years. In fiscal 2005, we recorded a $4.1 million benefit resulting from the adjustment and resolution of federal and state tax deductions that we had previously reserved. This benefit was partially offset by a $1.4 million expense related to changes in our state effective rates, net of changes to our Canadian tax rate.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2007	2006

Deferred income tax assets:
Accruals and allowances	$2.8	$3.2
Employee related accruals and allowances	9.1	9.2
Pension	6.0	32.7
Research and development and other federal credit carryforwards	—	3.1
State net operating loss carryforwards	8.7	6.8
State credit carryforwards, net of federal benefit	1.3	0.9
Foreign tax credit carryforwards	1.1	1.6
Valuation allowances	(3.5)	(3.5)
Other	10.1	6.0

Total	35.6	60.0

Deferred income tax liabilities:
Property, plant and equipment	127.8	118.4
Deductible intangibles	16.8	13.9
Pension	—	11.7
Inventory reserves	2.9	1.7
Other	10.0	8.2

Total	157.5	153.9

Net deferred income tax liability	$121.9	$93.9

Deferred taxes are recorded as follows in the consolidated balance sheet:

	September 30,
	2007	2006

Current deferred tax asset	$3.8	$5.9
Long-term deferred tax liability	125.7	99.8

Net deferred income tax liability	$121.9	$93.9

At September 30, 2007 and September 30, 2006, net operating losses, for state tax reporting purposes, of approximately $197 million and $144 million, respectively, were available for carry forward. These loss carry forwards generally expire within 5 to 20 years. We have recorded deferred tax assets of $8.7 million and $6.8 million at September 30, 2007 and 2006, respectively, as our estimate of the future benefit of these losses, and we have also recorded valuation allowances of $2.2 million and $1.6 million at September 30, 2007 and 2006, respectively, against these assets. In addition, at September 30, 2007 and 2006, certain allowable state tax credits were available for carry forward. These state carry forwards generally expire within 5 to 10 years. We have recorded a deferred tax asset of $1.3 million and $0.9 million at September 30, 2007 and 2006, respectively, as our estimate of the future benefit of these credits, and we have also recorded a valuation allowance of $0.2 million and $0.2 million at September 30, 2007 and 2006, respectively, against these assets.

As of September 30, 2007, we anticipate being able to utilize all net operating losses for federal tax reporting purposes to offset taxable income of the current or prior periods. At September 30, 2006, net operating losses, for

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal tax reporting purposes, of approximately $5.7 million were available for carry back or carry forward. In addition, as of September 30, 2007, except for certain foreign tax credits, we anticipate being able to utilize all federal tax credits to offset federal tax liability of the current or prior periods. At September 30, 2006, approximately $1.3 million of certain allowable federal tax credits were available for carry forward and were recorded as a deferred tax asset at September 30, 2006. The federal credit carry forwards generally expire within 8 to 20 years.

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2007	2006	2005

United States	$120.6	$28.4	$13.0
Foreign	6.4	10.2	6.9

Income before income taxes	$127.0	$38.6	$19.9

During the first quarter of fiscal 2006, we repatriated, from certain of our foreign subsidiaries, $33.3 million in extraordinary dividends, as allowed under the American Jobs Creation Act of 2004. This Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by allowing a deduction from U.S. taxable income of an amount equal to 85% of certain dividends received from controlled foreign corporations. As a result of this repatriation, in fiscal 2007 we owed $1.7 million of United States taxes before foreign tax credits of $0.9 million. Net of foreign tax credits, in fiscal year 2007 we paid $0.8 million in United States taxes.

We have elected to treat earnings from certain foreign subsidiaries from the date we acquired the operations as subject to repatriation and we provide for taxes accordingly. We consider all earnings of our other foreign subsidiaries indefinitely invested in the respective foreign operations other than those we repatriated under the American Jobs Creation Act of 2004 as extraordinary dividends. As of September 30, 2007, we estimate those indefinitely invested earnings to be approximately $26.2 million. We have not provided for any incremental United States taxes that would be due upon the repatriation of those earnings into the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable.

Note 14.	Retirement Plans

Defined Benefit Pension Plans

We have five qualified defined benefit pension plans with approximately 52% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. Approximately 36% of our employees are covered by collective bargaining agreements, including approximately 4% of our employees are covered by collective bargaining agreements that have expired and another 5% are covered by collective bargaining agreements that expire within one year. We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

In fiscal 2005, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees. Effective January 1, 2005, employees hired on or after January 1, 2005, are not eligible to participate in our pension plan. We provide an enhanced 401(k) plan match for such employees: 100% match on the first 3% of eligible pay contributed by the employee and 50% match on the next 2% of eligible pay contributed by the employee. In addition, effective January 1, 2005, then current employees who were less than 35 years old and

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

who had less than 5 years of vesting service on December 31, 2004, were no longer eligible to participate in our pension plan after December 31, 2004. Effective March 1, 2005, then current employees who were 35 years old or older or who had 5 years or more of vesting service on December 31, 2004, were required to elect one of two options: (1) a reduced future pension accrual based on a revised benefit formula and the current 401(k) plans’ match or (2) no future pension accrual and the enhanced 401(k) plan match.

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension plans’ assets to several investment management firms across a variety of investment styles. Our Defined Benefit Investment Committee meets at least four times a year with an investment advisor to review each management firm’s performance and monitor their compliance with their stated goals, our investment policy and ERISA standards. Our pension plans’ asset allocations at September 30, by asset category, were as follows:

	2007	2006

Equity investment managers	68%	70%
Fixed income investment managers	31%	29%
Cash and cash equivalents	1%	1%
Alternative investment managers	0%	0%

Total	100%	100%

In fiscal 2006, the Defined Benefit Investment Committee and our investment advisor reviewed our investments in the alternative investment asset class. As a result of this review, we liquidated our investments in the Hedge Fund of Funds that were part of the alternative investment asset class. We have maintained a minimal investment with a venture capital fund in the alternative investment asset class.

We manage our retirement plans in accordance with the provisions of ERISA and the regulations pertaining thereto. Our investment policy focuses on a long-term view in managing the pension plans’ assets by following investment theory that assumes that over long periods of time there is a direct relationship between the level of risk assumed in an investment program and the level of return that should be expected. The formation of judgments and the actions to be taken on those judgments will be aimed at matching the long-term needs of the pension plans with the expected, long-term performance patterns of the various investment markets.

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisor, we adopted the following target allocations to produce desired performance:

Target Allocations

	2007	2006

Equity managers	50-80%	50-80%
Fixed income managers	15-45%	15-45%
Alternative investments, cash and cash equivalents	0-45%	0-45%

These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges. We adopted our target allocations based on a review of our asset allocation with our investment advisor. We plan on refreshing our asset allocation study every three to five years. In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria primarily based on historical returns by asset class, and included long-term return expectations by asset class. We currently expect to contribute approximately $23 million to our five qualified defined

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit plans in fiscal 2008 and expect to contribute approximately $22 million in fiscal 2009 (unaudited). We use a September 30 measurement date.

In September 2006, the FASB released SFAS 158 which requires companies to:

•	Recognize the funded status of a benefit plan in its balance sheet.

•	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

•	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet.

•	Provide additional disclosure in the Consolidated Financial Statements.

SFAS 158 does not impact the determination of net periodic benefit cost recognized in the income statement. We adopted SFAS 158 effective September 30, 2007. The effect of adopting SFAS 158 was: pension assets are approximately $3 million lower, pension liabilities are approximately $20 million higher, deferred tax assets are approximately $9 million higher, and accumulated other comprehensive income is approximately $14 million lower.

The assumptions used to measure the pension plan obligations at September 30 were:

	2007	2006

Discount rate	6.25%	5.875%

Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2007, was 3.0% for the next four years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2006, was 3.0% for the next four years and 3.5% thereafter. Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets every 3 to 5 years through an asset allocation study with either our actuary or investment advisor. Our latest review occurred in fiscal 2005. The September 30, 2007 and September 30, 2006 discount rate reflects an analysis by our actuary of the projected benefit cash flows from our two largest defined benefit plans against discount rates published in the September 30, 2007 and September 30, 2006 Citigroup Pension Discount Curve. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. For benefit cash flows beyond 30 years we used the 30 year rate of the Citigroup Pension Discount Curve. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. At September 30, 2007, to set the assumed discount rate for all plans, the average of the discount rate for the two largest plans was rounded to the nearest 0.125%. At September 30, 2006 the discount rate was rounded up to the nearest 0.125%. At September 30, 2005, our discount rate reflected the published yield of the Moody’s AA Utility Bond Index on September 15, 2005, rounded up to the nearest 0.25%. We changed our discount rate methodology in fiscal 2006 because we believed the analysis using the Citigroup Pension Discount Curve provides a more accurate reflection of our future benefit obligations than the use of the Moody’s AA Utility Bond Index yield.

On September 30, 2006, we updated the mortality rates used in our pension expense calculation to reflect those of the 2000 Retired Pensioners Mortality table (“RP-2000 table”) with collar adjustments for males and females. Previously, we had used the 1983 Group Annuity Mortality table (“GAM-83 table”). We switched to the RP-2000 table with collar adjustments for males and females because it provides a more accurate representation of the life expectancy of our work force. For our two plans covering white collar employees, we used blended blue and white collar rates to reflect the populations in those plans. For our three plans covering union employees, we used blue collar rates to reflect the populations of those plans.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in benefit obligation (in millions):

	Year Ended September 30,
	2007	2006

Benefit obligation at beginning of year	$341.5	$343.4
Service cost	9.6	10.0
Interest cost	19.9	18.4
Amendments	0.3	1.0
Actuarial gain	(11.2)	(18.6)
Benefits paid	(12.8)	(12.7)

Benefit obligation at end of year	$347.3	$341.5

The accumulated benefit obligation for all defined benefit pension plans was $335.9 million and $331.3 million at September 30, 2007 and 2006, respectively.

Changes in plan assets (in millions):

	Year Ended September 30,
	2007	2006

Fair value of plan assets at beginning of year	$255.6	$226.8
Actual gain on plan assets	36.3	20.8
Employer contributions	20.9	20.7
Benefits paid	(12.8)	(12.7)

Fair value of assets at end of year	$300.0	$255.6

The under funded status of the plans at September 30, 2007 and 2006 was $47.3 million and $85.9 million, respectively. The table below sets forth the amounts recognized in the consolidated balance sheets subsequent to the adoption of SFAS 158 at September 30, 2007 (in millions):

Other current liability	$(0.1)
Accrued pension and other long-term benefits	(47.2)

Net amount recognized	$(47.3)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the following pension components prior to the adoption of SFAS 158 at September 30, 2006 (in millions):

Funded status	$(85.9)
Net unrecognized loss	95.8
Unrecognized prior service cost	3.8

Net amount recognized	$13.7

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$18.1
Accrued pension liability	(93.9)
Intangible asset	4.5
Accumulated other comprehensive loss	85.0

Net amount recognized	$13.7

The amounts recognized in accumulated other comprehensive (loss) income consist of (in millions):

	Year Ended September 30,
	2007	2006

Net actuarial loss	$65.4	$	N/A
Prior service cost	3.8		N/A

	$69.2	$	N/A

The amounts we recognized in the consolidated statements of income are as follows (in millions):

	Year Ended September 30,
	2007	2006	2005

Service cost	$9.6	$10.0	$9.7
Interest cost	19.9	18.4	18.0
Expected return on plan assets	(23.2)	(20.6)	(19.0)
Net amortization of actuarial loss	6.1	7.8	7.2
Net amortization of prior service cost	0.3	0.3	0.2
Curtailment loss (gain)	—	—	(0.4)

Total company defined benefit plan expense	12.7	15.9	15.7
Multi-employer plans for collective bargaining employees	0.6	0.5	0.5

Net periodic pension cost	$13.3	$16.4	$16.2

Weighted-average assumptions used in the calculation of pension expense for fiscal years ended:

	2007	2006	2005

Discount rate	5.875%	5.50%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

For calculating pension expense in fiscal 2007, our weighted-average assumption for the expected increase in compensation was 3.0% for the next four fiscal years and 3.5% thereafter. For calculating pension expense in fiscal 2006, our weighted-average assumption for the expected increase in compensation was 2.75% for the next five

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels used to calculate pension expense in fiscal 2005 was 3% in each fiscal year.

The estimated amounts that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost in fiscal 2008 are as follows (in millions):

Actuarial loss	$2.9
Prior service cost	0.4

$3.3

The estimated benefit payments, which reflect expected future service, as appropriate, that we project are as follows (in millions):

2008	$14.1
2009	15.0
2010	15.9
2011	17.1
2012	29.4
Years 2013 — 2017	112.5

401(k) Plans

We have 401(k) plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). We generally record matching expense, net of forfeitures, of $0.50 on the dollar for the first 6% for those individuals not participating in the enhanced 401(k) plan match. Under the enhanced 401(k) plan match, we record matching expense that is dollar for dollar on the first 3% and $0.50 on the dollar for the next 2%. During fiscal 2007, 2006, and 2005, we recorded expense of $7.9 million, $7.4 million, and $5.3 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified unfunded deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based portion was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in the 401(k) plan in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and 6% of eligible bonus. We match $0.50 on the dollar of the amount contributed in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The benchmark investment alternatives available under the Supplemental Plans are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives available under our 401(k) plans. We recorded matching expense of $0.1 million in each of fiscal 2007, 2006, and 2005, respectively.

Note 15.	Shareholders’ Equity

Capitalization

Our capital stock consists solely of our Common Stock, which is Class A common stock, par value $0.01 per share. Holders of our Common Stock are entitled to one vote per share. Our Articles of Incorporation also authorize preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with our Articles of Incorporation.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. At September 30, 2006, we had approximately 2.0 million shares of Common Stock available for repurchase from our 4.0 million shares of Common Stock authorized. In August 2007, the board of directors amended our stock repurchase plan to allow for the repurchase an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased approximately 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2006 and 2005, we did not repurchase any shares of Common Stock. As of September 30, 2007, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

Adoption of SFAS 123(R)

We maintain a stock-based compensation plan which allows for the issuance of nonqualified stock options and restricted shares. Our grants are issued pursuant to our stock-based programs. The majority of these grants are issued pursuant to our 1993 Stock Option Plan, 2000 Incentive Stock Plan, and our 2004 Incentive Stock Plan. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a 15% discount. Prior to fiscal 2006, we accounted for the plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because all stock options granted had an exercise price equal to the market value of the stock on the date of the grant, no expense was recognized. In addition, under APB 25, the employee stock purchase plan was considered noncompensatory and no expense related to this plan was recognized prior to fiscal 2006. Expense related to restricted stock grants was recognized.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following disclosure shows what our net income and earnings per share would have been using the fair value measurement model under SFAS 123 (in millions, except per share data):

2005

Net income, as reported	$17.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.9)

Pro forma net income	$13.7

Earnings per share:
Basic — as reported	$0.50

Basic — pro forma	$0.39

Diluted — as reported	$0.49

Diluted — pro forma	$0.38

Stock Options

Our 2004 Incentive Stock Plan, as amended, allows for the granting of options to certain key employees for the purchase of a maximum of 2,900,000 shares of Common Stock plus the number of shares which would remain available for issuance under each preexisting plan if shares were issued on the effective date of this plan sufficient to satisfy grants then outstanding, plus the number of shares of Common Stock subject to grants under any preexisting plan which are outstanding on the effective date of this plan and which are forfeited or expire on or after such effective date. Options that we granted under these plans are granted with an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of up to three years and have 10-year contractual terms. Our option grants provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We applied the following weighted average assumptions to stock option grants made in the following periods and such assumptions were used in the calculation of the pro forma data in the table above:

	2007	2006	2005

Expected Term in Years	4.9	7	7
Expected Volatility	38.5%	42.9%	44.1%
Risk-Free Interest Rate	4.6%	5.1%	4.1%
Dividend Yield	1.4%	2.6%	2.6%

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In Millions)

Outstanding at September 30, 2006	3,211,369	$13.83
Granted	264,462	35.95
Exercised	(2,250,269)	13.77
Expired	(10,600)	18.66
Forfeited	—	—

Outstanding at September 30, 2007	1,214,962	$18.70	6.7 years	$14.3

Exercisable at September 30, 2007	905,170	$13.81	5.8 years	$13.7

Options available for future grant at September 30, 2007	1,471,204

Our results of operations for the fiscal years ended September 30, 2007 and 2006 include $0.7 million and $0.2 million, respectively, of compensation expense for stock options (net of approximately $0.5 million and $0.2 million of income taxes, respectively). The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2007, 2006, and 2005 was $12.91, $6.50, and $4.47 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2007, 2006, and 2005 was $33.6 million, $2.7 million, and $0.6 million, respectively.

A summary of the status of our nonvested options as of September 30, 2006, and changes during the fiscal year ended September 30, 2007, is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value

Nonvested at September 30, 2006	85,991	$6.19
Granted	264,462	12.91
Vested	(40,661)	6.19
Forfeited	—	—

Nonvested at September 30, 2007	309,792	$11.93

As of September 30, 2007, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.5 years. We amortize these costs using the accelerated attribution method.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of approximately $14.1 million and $1.0 million were included in cash used for financing activities in fiscal 2007 and 2006, respectively.

Restricted Stock

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Goals may vary from grant to grant, however, vesting is contingent upon meeting various service and/or performance or market goals including, but not limited to, certain increases in earnings per share, achievement of certain stock price targets, achievement of various financial targets, or percentage return on common stock or annual average return over capital costs compared to our Peer Group (as defined in the award document). Subject to the level of performance attained, the target award of some of the grants may be increased by up to 150% or decreased to zero. The grants generally vest over a period of 3 to 5 years depending on the nature of the goal, except for non-employee director grants which vest over one year. Our grants provide for accelerated vesting if there is a change in control (as defined in the Plan), and our awards granted in fiscal 2004 and 2005 are subject to earlier vesting in one-third increments on the first, second and third anniversary of the grant date upon satisfaction of certain earnings improvement criteria specific to each award.

A summary of our unvested restricted stock awards as of September 30, 2006 and changes during the fiscal year ended September 30, 2007 is presented below:

		Weighted
		Average
		Grant Date Fair
	Shares	Value

Unvested at September 30, 2006	1,014,830	$14.12
Granted(1)	171,000	37.67
Vested	(333,334)	13.77
Forfeited	—	—

Unvested at September 30, 2007	852,496	$18.99

(1)	The majority of the fiscal 2007 target awards may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

Our results of operations for the fiscal years ended September 30, 2007, 2006, and 2005 include $5.6 million, $2.6 million and $1.7 million of compensation expense for restricted stock, respectively. The weighted average grant date fair value for restricted stock granted during the fiscal years ended September 30, 2007, 2006, and 2005 was $37.67, $14.63 and $11.32 per share, respectively. The total fair value of restricted stock vested during the years ended September 30, 2007, 2006, and 2005 was $11.4 million, $1.4 million, and $1.2 million, respectively.

During fiscal 2007, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors and target awards of 153,000 shares of restricted stock were granted to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. The fiscal 2007 employee grants consisted of:

•	The first tranche (“Tranche 1”), with a target award of 72,800 shares, contains a performance condition based on the annual average return over capital costs (“ROCC”). The target award will be adjusted based on our ROCC performance from March 31, 2007 through December 31, 2009 compared to the ROCC performance of our Peer Group. Subject to the level of performance attained, the target award may be increased by up to 150% or decreased to zero.

•	The second tranche (“Tranche 2”), with a target award of 61,700 shares, contains a market condition based on the percentage return on Common Stock purchased on March 31, 2007 and held through December 31,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, including reinvestment of all dividends paid thereon during such period (the “Total Shareholder Return”). The target award will be adjusted based on our Total Shareholder Return from March 31, 2007 through December 31, 2009 compared to the Total Shareholder Return performance of our Peer Group. Subject to the level of performance attained, the target award may be increased to by up to 150% or decreased to zero.

•	The third tranche (“Tranche 3”), with an award of 18,500 shares, contains a performance condition that will be met upon the achievement of either the achievement of a certain Credit Agreement Debt to EBITDA ratio or a certain net earnings target.

All grants made under Tranche 1 and Tranche 2 will vest, at the percent of target achieved upon completion of service to March 31, 2010, unless forfeited or vested before such date. The shares granted under Tranche 3 will vest in one-third increments upon completion of service on each of May 8, 2009, 2010 and 2011, unless forfeited or vested before such dates. The shares from the three tranches will not be deemed issued and will not have voting or dividend rights until their respective performance conditions or market conditions have been met. Expense is recognized on the shares granted with a performance condition and service condition over the explicit service period because it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition over the requisite service period which is based on the explicit service period. The restricted stock grants with a market condition were valued using a Monte Carlo simulation which resulted in a valuation of $41.60 per share. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 1.1%, and a risk free rate of 4.43%. We estimated the expected forfeiture rate to be 8.61%.

In fiscal 2006, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors, and 580,500 shares of restricted stock were granted to certain employees. One-third of the employee shares have a performance condition and service condition and two-thirds of the employee shares have a market condition and service condition. The performance condition is met upon the achievement of either achievement of a certain Credit Agreement Debt to EBITDA ratio, achievement of a certain debt repayment target, or a certain increase in diluted earnings per share. We met the increase in diluted earnings per share target based on our fiscal 2006 performance. The market condition is met upon achievement of certain stock price appreciation goals. These goals were achieved during fiscal 2006 and fiscal 2007. The service vesting condition for both the shares with a performance and service condition and a market and service condition is such that one-third of each award will vest at the end of years three, four and five. The shares will not be deemed issued and will not have voting or dividend rights until the relevant performance or market conditions have been met. Once the relevant performance or market conditions have been met, the shares will be deemed issued and will have voting and dividend rights as of that time, but they will be held by the Company and be subject to forfeiture if the service conditions are not met. Expense is recognized on the shares granted with a performance condition and service condition over the explicit service period because it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition over the requisite service period which is based on the longer of the derived service period or explicit service period. The fiscal 2006 grants that contained a market condition and service condition were valued using a binomial model. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 2.57%, a risk free rate of 4.95%, and forfeitures of 7.62%.

We have restricted shares outstanding granted in fiscal 2003 and 2005, each of which vests upon completion of required service in one-third increments on the third, fourth and fifth anniversary of the grant date. The grants are subject to earlier vesting upon satisfaction of certain earnings improvement criteria specific to each award in one-third increments on the first, second and third anniversary of the grant date. The measurement date for early vesting of all of these grants is March 31 of the respective year.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was approximately $11.1 million of total unrecognized compensation cost related to all unvested restricted shares as of September 30, 2007 that will be recognized over a weighted average remaining vesting period of 2.3 years.

Employee Stock Purchase Plan

Under the Amended and Restated 1993 Employee Stock Purchase Plan (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. In January 2007, our board of directors amended the Plan to allow for the purchase of an additional 1,000,000 shares, bringing the total authorized to a maximum of 4,320,000 shares of Common Stock. During the fiscal years ended September 30, 2007 and September 30, 2006, employees purchased approximately 135,000 and 316,000 shares, respectively, under the Plan. We recognized $0.5 million and $0.6 million expense, respectively, relating to the Plan for the fiscal years ended September 30, 2007 and 2006 related to the 15% discount on the purchase price allowed to employees. As of September 30, 2007, approximately 1,124,000 shares of Common Stock remained available for purchase under the Plan.

Note 16.	Business Interruption and Other Insurance Recoveries

During fiscal 2007, we received $1.6 million of insurance proceeds primarily for property damage claims for a flood that occurred at one of our mills during fiscal 2006. The proceeds are primarily being used to return certain property and equipment to its original condition. The majority of these recoveries are reflected in the line item cost of goods sold on our consolidated statements of income.

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

J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., the insurance agency that brokers a portion of the insurance for our company. During fiscal 2007, 2006, and 2005, we paid Brown & Brown, Inc. approximately $0.3 million, $0.3 million, and $0.3 million, respectively, for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million, $0.2 million, and $0.2 million, respectively, for commissions on premiums for insurance purchased by us. For the fiscal years ended September 30, 2007, 2006, and 2005, such payments to Brown & Brown, Inc., inclusive of fees for services and commissions paid, totaled approximately $0.5 million, $0.5 million, and $0.5 million, respectively. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $4.8 million, $4.7 million, and $4.8 million, in fiscal 2007, 2006, and 2005, respectively.

Note 18.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2007, total approximately $4.4 million.

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

In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant. Additional information on the four sites follows:

•	Contamination was discovered at the time of the Gulf States Acquisition at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition, but have limited indemnification rights with respect to this contamination. We would expect to assert various defenses under applicable laws with respect to this contamination.

•	One of these sites is one of our former locations that is involved in an investigation under the state hazardous waste sites program. It is expected that any potential issues will be handled through administrative controls, such as a deed restriction, rather than remediation.

•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by the oil release.

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

We have made the following guarantees as of September 30, 2007:

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our consolidated balance sheets for the periods ending September 30, 2007 and 2006. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.

Note 19.	Segment Information

We report four business segments. The Packaging Products segment consists of facilities that produce folding cartons and interior packaging. The Paperboard segment consists of facilities that manufacture paperboard, corrugated medium, laminated paperboard products, and facilities that collect recovered paper. The Merchandising Displays segment consists of facilities that produce displays. The Corrugated Packaging segment consists of facilities that produce corrugated packaging and sheet stock. Our Packaging Products segment consists of our Folding Carton and Interior Packaging operating segments. These operating segments are aggregated because they have similar: economic characteristics, products and services, production processes, type and class of customers, and distribution methods.

Certain operations included in the Packaging Products segment are located in Canada, Mexico, Chile and Argentina. Our foreign operations had segment income of $12.3 million, $10.6 million, and $7.5 million for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. For fiscal 2007, foreign operations represented approximately 8.4%, 5.1% and 11.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2006, foreign operations represented approximately 8.9%, 8.3% and 11.6% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2005, foreign operations represented approximately 9.8%, 8.7% and 11.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. As of September 30, 2007, 2006, and 2005, we had foreign long-lived assets of $88.2 million, $85.8 million, and $84.6 million, respectively.

We evaluate performance and allocate resources based, in part, on profit or loss from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described above in “Note 1. Description of Business and Summary of Significant Accounting Policies.” We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income (loss) of unconsolidated entities, as well as our investments in unconsolidated entities, in the results of our business segments. Seven Hills is included in the results of our Paperboard segment, and QPSI and DSA are included in the results of our Merchandising Displays segment.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a tabulation of business segment information for each of the past three fiscal years (in millions):

	Years Ended September 30,
	2007	2006	2005

Net sales (aggregate):
Packaging Products	$1,260.9	$1,267.8	$994.0
Paperboard	939.6	819.7	615.4
Merchandising Displays	305.8	233.2	226.3
Corrugated Packaging	158.3	135.7	118.5

Total	$2,664.6	$2,456.4	$1,954.2

Less net sales (intersegment):
Packaging Products	$5.2	$2.9	$3.4
Paperboard	321.5	298.9	202.3
Merchandising Displays	—	0.1	0.2
Corrugated Packaging	22.1	16.4	14.8

Total	$348.8	$318.3	$220.7

Net sales (unaffiliated customers):
Packaging Products	$1,255.7	$1,264.9	$990.6
Paperboard	618.1	520.8	413.1
Merchandising Displays	305.8	233.1	226.1
Corrugated Packaging	136.2	119.3	103.7

Total	$2,315.8	$2,138.1	$1,733.5

Segment income:
Packaging Products	$49.3	$45.0	$33.4
Paperboard	114.2	62.2	31.6
Merchandising Displays	38.7	16.4	17.6
Corrugated Packaging	8.4	4.0	3.5

Total	210.6	127.6	86.1
Restructuring and other costs, net	(4.7)	(7.8)	(7.5)
Non-allocated expenses	(23.0)	(20.8)	(17.8)
Interest expense	(49.8)	(55.6)	(36.6)
Interest and other income (expense), net	(1.3)	1.6	0.5
Minority interest in consolidated subsidiaries	(4.8)	(6.4)	(4.8)

Income before income taxes	$127.0	$38.6	$19.9

Identifiable assets:
Packaging Products	$688.4	$662.1	$674.6
Paperboard	878.5	886.3	901.0
Merchandising Displays	162.2	158.0	133.0
Corrugated Packaging	43.5	42.7	42.3
Assets held for sale	1.8	4.0	3.4
Corporate	26.3	30.9	44.1

Total	$1,800.7	$1,784.0	$1,798.4

Goodwill:
Packaging Products	$93.1	$84.5	$81.2
Paperboard	243.4	243.4	240.9
Merchandising Displays	28.0	28.7	28.8
Corrugated Packaging	—	—	—

Total	$364.5	$356.6	$350.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2007	2006	2005

Depreciation and amortization:
Packaging Products	$42.2	$42.7	$37.5
Paperboard	48.1	47.6	32.3
Merchandising Displays	6.6	6.9	7.0
Corrugated Packaging	3.7	3.9	4.0
Corporate	3.1	3.2	3.2

Total	$103.7	$104.3	$84.0

Capital expenditures:
Packaging Products	$29.8	$27.5	$26.3
Paperboard	36.2	29.3	19.4
Merchandising Displays	1.2	5.0	5.6
Corrugated Packaging	1.7	1.8	1.1
Corporate	9.1	1.0	1.9

Total	$78.0	$64.6	$54.3

Investment in unconsolidated entities:
Paperboard	$17.8	$21.6	$19.5
Merchandising Displays	11.1	—	—

Total	$28.9	$21.6	$19.5

Equity in income of unconsolidated entities:
Paperboard	$0.4	$1.9	$(1.0)
Merchandising Displays	0.7	—	—

Total	$1.1	$1.9	$(1.0)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2007 and 2006 are as follows (in millions):

			Merch.	Corrugated
	Packaging	Paperboard	Displays	Packaging	Total

Balance as of October 1, 2005	$81.2	$240.9	$28.8	$—	$350.9
Goodwill acquired	1.8	2.5	—	—	4.3
Impairment loss	—	—	(0.1)	—	(0.1)
Translation adjustment	1.5	—	—	—	1.5

Balance as of September 30, 2006	$84.5	$243.4	$28.7	$—	$356.6
Goodwill acquired	3.9	—	—	—	3.9
Translation and other adjustment	4.7	—	(0.7)	—	4.0

Balance as of September 30, 2007	$93.1	$243.4	$28.0	$—	$364.5

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Financial Results by Quarter (Unaudited)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

Net sales	$533.9	$585.7	$591.4	$604.8
Gross profit	97.6	112.4	119.2	116.4
Restructuring and other costs, net	0.5	1.2	0.6	2.4
Income before income taxes	21.4	34.7	39.6	31.3
Net income	15.1	21.7	25.2	19.7
Basic earnings per share	0.40	0.56	0.64	0.51
Diluted earnings per share	0.39	0.55	0.63	0.50

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

Net sales	$490.4	$529.7	$548.3	$569.7
Gross profit	59.6	89.2	92.0	108.3
Restructuring and other costs, net	1.0	3.5	2.7	0.6
Income (loss) before income taxes	(12.1)	8.4	12.0	30.3
Net income (loss)(a)	(9.0)	5.2	11.0	21.5
Basic earnings (loss) per share	(0.25)	0.15	0.30	0.59
Diluted earnings (loss) per share	(0.25)	0.14	0.30	0.57

(a)	In the third quarter of fiscal 2006 we recorded a $3.5 million tax benefit primarily due to $1.2 million of research and development tax credits related to prior years, and a $1.1 million tax benefit for a reduction in deferred tax liabilities due primarily to recently enacted lower income tax rates in Canada. In the fourth quarter of fiscal 2006, we recorded a state tax benefit of $2.4 million which related primarily to a change in our state effective tax rate from approximately 4% to 3%.

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

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Rock-Tenn Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 14 and 15, effective September 30, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and in 2006 the Company adopted SFAS No. 123 (Revised), “Share Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rock-Tenn Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Rock-Tenn Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007, and our report dated November 26, 2007, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 26, 2007

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

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a Code of Business Conduct and Ethics for the board of directors that is applicable to all of our directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The scope of our efforts to comply with the Section 404 Rules of the Sarbanes-Oxley Act with respect to fiscal 2007 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2007.

Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Rock-Tenn Company and subsidiaries, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsiblility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders in January 2008.

James A. Rubright,
Chairman and Chief Executive Officer

steven c. voorhees,
Executive Vice President and
Chief Financial Officer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable — there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•	that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•	that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.

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

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Rock-Tenn Company’s Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2007. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes to our internal control over financial reporting that occurred since October 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. In addition, on February 26, 2007, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 26, 2007. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election — Term Expiring 2011,” “Incumbent Directors — Term Expiring 2009,” “Incumbent Directors — Term Expiring 2010,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2008 are incorporated herein by reference. The section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, which will be filed on or before December 31, 2007, is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation” and the sections under the heading “Executive Compensation” entitled “Executive Compensation Tables,” and “Compensation Discussion and Analysis” and “Employment Agreement with James A. Rubright” and “Compensation Committee Report” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, which will be filed on or before December 31, 2007, are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, which will be filed on or before December 31, 2007, are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, which will be filed on or before December 31, 2007, are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2008, which will be filed on or before December 31, 2007, are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements.

The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report:

Page

Consolidated Statements of Income for the years ended September 30, 2007, 2006, and 2005	37
Consolidated Balance Sheets as of September 30, 2007 and 2006	38
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007, 2006, and 2005	39
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006, and 2005	40
Notes to Consolidated Financial Statements	42
Report of Independent Registered Public Accounting Firm	82
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	83
Report of Management on Responsibility for Financial Information and for Establishing and Maintaining Adequate Internal Control Over Financial Reporting	84

2.	Financial Statement Schedule of Rock-Tenn Company.

The following financial statement schedule is included in Part IV of this report:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or not required.

3.	Exhibits.

See separate Exhibit Index attached hereto and incorporated herein.

(b)	See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK-TENN COMPANY

Dated: November 27, 2007	By: /s/ JAMES A. RUBRIGHT
James A. Rubright Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 27, 2007
/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2007
/s/ A. STEPHEN MEADOWS A. Stephen Meadows	Chief Accounting Officer (Principal Accounting Officer)	November 27, 2007
/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	November 27, 2007
/s/ J. HYATT BROWN J. Hyatt Brown	Director	November 27, 2007
/s/ ROBERT B. CURREY Robert B. Currey	Director	November 27, 2007
/s/ RUSSELL M. CURREY Russell M. Currey	Director	November 27, 2007
/s/ G. STEPHEN FELKER G. Stephen Felker	Director	November 27, 2007
/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	November 27, 2007
/s/ JOHN D. HOPKINS John D. Hopkins	Director	November 27, 2007
/s/ JOHN W. SPIEGEL John W. Spiegel	Director	November 27, 2007
Bettina M. Whyte	Director
/s/ JAMES E. YOUNG James E. Young	Director	November 27, 2007

INDEX TO EXHIBITS

Exhibit
Number			Description of Exhibits

3.1		—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).
3.2		—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
3.3		—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).
3.4		—	Amendment to Bylaws of the Registrant. (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
4.1		—	Credit Agreement dated as of June 6, 2005, among the Registrant; Rock-Tenn Company of Canada; Wachovia Bank, National Association and Bank of America, N.A., acting through its Canada branch, as the lenders; Wachovia Capital Markets, LLC, SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., and Banc of America Securities, as the joint book runners; Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as the joint lead arrangers; SunTrust Bank, as syndication agent; Bank of America, N.A., as documentation agent; and the following subsidiaries of Rock-Tenn Company, as guarantors: Rock-Tenn Converting Company, Waldorf Corporation, PCPC, Inc., Rock-Tenn Company, Mill Division, LLC, Rock-Tenn Packaging and Paperboard, LLC, Rock-Tenn Mill Company, LLC, Rock-Tenn Shared Services, LLC, Rock-Tenn Services Inc., Alliance Display, LLC, Rock-Tenn Packaging Company, Rock-Tenn Company of Texas, Rock-Tenn Partition Company, Rock-Tenn Real Estate, LLC, Ling Industries Inc., 9124-1232 Quebec Inc., Groupe Cartem Wilco Inc., Wilco Inc., and Ling Quebec Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.2		—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
4.3		—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).
*10	.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).
*10	.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).
*10	.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).
*10	.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).
*10	.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).
*10	.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

Exhibit
Number			Description of Exhibits

*10	.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).
*10	.8	—	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 3, 2005).
*10	.9	—	2005 Shareholder Value Creation Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.10		—	Amended and Restated Credit and Security Agreement dated as of October 26, 2005 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Liquidity Banks from time to time party hereto, SunTrust Capital Markets, Inc., as TPF Agent and a Co-Agent and Wachovia Bank, National Association, as Blue Ridge Agent, a Co-Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
10.11		—	Amended and Restated Receivables Sale Agreement dated as of October 26, 2005 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, as Originators, and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
*10	.12	—	Amendment to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
*10	.13	—	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
*10	.14	—	Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.15		—	Amendment to Amended and Restated Credit and Security Agreement dated as of October 25, 2006 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Variable Funding Capital Company LLC, as assignee of Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and SunTrust Bank as liquidity provider to TPF, SunTrust Capital Markets, Inc., as agent for the TPF Group, and Wachovia Bank, National Association, as liquidity provider to VFCC, agent for the VFCC Group and Administrative Agent (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006).
10.16		—	Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 17, 2006 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Variable Funding Capital Company LLC, as assignee of Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and SunTrust Bank as liquidity provider to TPF, SunTrust Capital Markets, Inc., as agent for the TPF Group, and Wachovia Bank, National Association, as liquidity provider to VFCC, agent for the VFCC Group and Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
*10	.17	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
*10	.18	—	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).
12		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21		—	Subsidiaries of the Registrant.
23		—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit
Number		Description of Exhibits

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.
31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II

ROCK-TENN COMPANY

September 30, 2007
(In millions)

	Balance At	Charged to			Balance At
	Beginning	Costs and			End of
Description	of Period	Expenses	Other	Deductions	Period

Year ended September 30, 2007:
Allowance for Doubtful Accounts, Returns and Allowances, and Discounts	$5.2	$22.6	$—	$(22.4)	$5.4
Restructuring and Other Reserve for Facility Closures and Consolidation	2.1	2.3	—	(2.0)	2.4
Deferred Tax Assets — Valuation Allowance	3.5	0.6	—	(0.6)	3.5
Year ended September 30, 2006:
Allowance for Doubtful Accounts, Returns and Allowances, and Discounts	$5.1	$24.7	$—	$(24.6)	$5.2
Restructuring and Other Reserve for Facility Closures and Consolidation	1.6	2.4	—	(1.9)	2.1
Deferred Tax Assets — Valuation Allowance	1.7	1.8	—	—	3.5
Year ended September 30, 2005:
Allowance for Doubtful Accounts, Returns and Allowances, and Discounts	$6.4	$18.6	$0.9	$(20.8)	$5.1
Restructuring and Other Reserve for Facility Closures and Consolidation	1.2	2.6	—	(2.2)	1.6
Deferred Tax Assets — Valuation Allowance	1.5	0.2	—	—	1.7