Form 10-Q
period 2007-12-31
Rock-Tenn CO
filed 2008-02-01
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 25, 2008
Class A Common Stock, $0.01 par value	38,012,340

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2007	2006
Net sales	$596.3	$533.9
Cost of goods sold	489.3	436.3

Gross profit	107.0	97.6
Selling, general and administrative expenses	65.2	61.3
Restructuring and other costs, net	3.0	0.5

Operating profit	38.8	35.8
Interest expense	(11.8)	(13.0)
Interest and other income (expense), net	(0.1)	0.2
Equity in income (loss) of unconsolidated entities	(0.3)	0.3
Minority interest in income of consolidated subsidiaries	(0.9)	(1.9)

Income before income taxes	25.7	21.4
Income tax expense	(8.2)	(6.3)

Net income	$17.5	$15.1

Weighted average diluted shares outstanding	38.0	38.7

Basic earnings per share:
Net income	$0.47	$0.40

Diluted earnings per share:
Net income	$0.46	$0.39

Cash dividends paid per common share	$0.10	$0.09

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	December 31,	September 30,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$35.6	$10.9
Accounts receivable (net of allowances of $4.8 and $5.4)	212.6	230.6
Inventories	226.5	224.4
Other current assets	21.1	26.8
Assets held for sale	—	1.8

Total current assets	495.8	494.5

Property, plant and equipment at cost:
Land and buildings	276.2	274.8
Machinery and equipment	1,379.8	1,368.6
Transportation equipment	11.0	10.8
Leasehold improvements	5.9	5.9

	1,672.9	1,660.1
Less accumulated depreciation and amortization	(844.9)	(822.6)

Net property, plant and equipment	828.0	837.5
Goodwill	364.9	364.5
Intangibles, net	66.4	67.6
Investment in unconsolidated entities	28.3	28.9
Other assets	15.4	7.7

	$1,798.8	$1,800.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$182.7	$46.0
Accounts payable	147.2	161.6
Accrued compensation and benefits	48.2	73.8
Other current liabilities	64.3	63.5

Total current liabilities	442.4	344.9

Long-term debt due after one year	555.6	667.8
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	8.1	8.5

Total long-term debt	563.7	676.3

Accrued pension and other long-term benefits	46.2	47.3
Deferred income taxes	122.9	125.7
Other long-term liabilities	10.3	7.6
Commitments and contingencies (Note 10)

Minority interest	10.1	9.9
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,012,340 and 37,988,779 shares outstanding at December 31, 2007 and September 30, 2007, respectively	0.4	0.4
Capital in excess of par value	225.1	222.6
Retained earnings	369.7	357.8
Accumulated other comprehensive income	8.0	8.2

Total shareholders’ equity	603.2	589.0

	$1,798.8	$1,800.7

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2007	2006
Operating activities:
Net income	$17.5	$15.1
Items in income not affecting cash:
Depreciation and amortization	25.8	26.0
Deferred income tax (benefit) expense	(2.7)	4.1
Share-based compensation expense	2.0	1.8
(Gain) Loss on disposal of plant, equipment and other, net	(0.2)	0.9
Minority interest in income of consolidated subsidiaries	0.9	1.9
Equity in (income) loss of unconsolidated entities	0.3	(0.3)
Payment on termination of cash flow interest rate hedges	(3.5)	(0.2)
Pension funding (more) less than expense	(0.9)	3.5
Impairment adjustments and other non-cash items	1.7	(0.1)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	18.1	21.8
Inventories	(2.0)	(11.2)
Other assets	(10.7)	(3.2)
Accounts payable	(14.4)	(12.1)
Income taxes payable	9.2	(7.6)
Accrued liabilities	(18.8)	(8.1)

Net cash provided by operating activities	22.3	32.3

Investing activities:
Capital expenditures	(17.9)	(17.3)
Cash paid for purchase of business, net of cash received	(0.8)	—
Investment in unconsolidated entities	—	(8.5)
Cash contributed to unconsolidated entities	—	(0.1)
Return of capital from unconsolidated entities	0.2	3.9
Proceeds from sale of property, plant and equipment	2.2	0.9
Proceeds from property, plant and equipment insurance settlement	—	0.4

Net cash used for investing activities	(16.3)	(20.7)

Financing activities:
Additions to revolving credit facilities	39.5	0.3
Repayments of revolving credit facilities	(17.7)	(29.1)
Additions to debt	10.0	11.8
Repayments of debt	(7.2)	(8.1)
Issuances of common stock	0.6	16.3
Excess tax benefits from share-based compensation	—	5.2
Repayments to unconsolidated entity	(2.0)	(4.5)
Cash dividends paid to shareholders	(3.8)	(3.4)
Cash distributions paid to minority interest	(0.7)	(1.0)

Net cash provided by (used for) financing activities	18.7	(12.5)
Effect of exchange rate changes on cash and cash equivalents	—	0.3

Increase (decrease) in cash and cash equivalents	24.7	(0.6)
Cash and cash equivalents at beginning of period	10.9	6.9

Cash and cash equivalents at end of period	$35.6	$6.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$1.5	$4.6
Interest, net of amounts capitalized	5.9	8.2
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2007
(Unaudited)
     Unless the context otherwise requires, “we”, “us”, “our”, “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company and its consolidated subsidiaries, including RTS Packaging, LLC (“RTS”) and Fold-Pak, LLC (“Fold-Pak”, formerly known as GSD Packaging, LLC). We own 65% of RTS and conduct our interior packaging products business through RTS. At September 30, 2006 we owned 60% of Fold-Pak and conducted some of our folding carton operations through Fold-Pak. In January 2007, we acquired the remaining 40% of Fold-Pak. These terms do not include Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), or Display Source Alliance, LLC (“DSA”). We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, and 45% of DSA, a business providing primarily permanent merchandising displays, none of which we consolidate. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products which would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora mill.
Note 1. Interim Financial Statements
     Our independent registered public accounting firm has not audited our accompanying condensed consolidated financial statements. We derived the condensed consolidated balance sheet at September 30, 2007 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2007 and 2006, our financial position at December 31, 2007 and September 30, 2007, and our cash flows for the three months ended December 31, 2007 and 2006.
     We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Fiscal 2007 Form 10-K”).
     The results for the three months ended December 31, 2007 are not necessarily indicative of results that may be expected for the full year.
Note 2. New Accounting Standards
Recently Adopted
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”) as of October 1, 2007, the beginning of our current fiscal year. See “Note 6. Tax Provision.”
Recently Issued Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). Management is presently evaluating the impact, if any, upon adoption.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.
Note 3. Comprehensive Income
     The following are the components of comprehensive income (in millions):

	Three Months Ended
	December 31,
	2007	2006
Net income	$17.5	$15.1
Foreign currency translation adjustments	—	(4.7)
Reclassification of previously terminated hedges to earnings, net of tax	(0.3)	(0.7)
Net unrealized gain on derivative instruments, net of tax	0.1	0.1

Comprehensive income	$17.3	$9.8

     The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.
Note 4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 31,
	2007	2006
Numerator:
Net income	$17.5	$15.1

Denominator:
Denominator for basic earnings per share — weighted average shares	37.3	37.3
Effect of dilutive stock options and restricted stock awards	0.7	1.4

Denominator for diluted earnings per share — weighted average shares and assumed conversions	38.0	38.7

Basic earnings per share:
Net income per share — basic	$0.47	$0.40

Diluted earnings per share:
Net income per share — diluted	$0.46	$0.39

     Options to purchase 0.3 million common shares in the three months ended December 31, 2007 were not included in the computation of diluted earnings per share because the effect of including the options in the computation

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
would have been antidilutive. All outstanding options to purchase common shares were dilutive at December 31, 2006 and were included in the effect of dilutive securities.
Note 5. Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
     We recorded pre-tax restructuring and other costs, net, of $3.0 million and $0.5 million for the three months ended December 31, 2007 and 2006, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below. The following table presents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three months ended December 31, 2007 and 2006, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):
Summary of Restructuring and Other Costs (Income), Net

			Severance
			and Other	Equipment
		Net Property,	Employee	and	Facility
		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment (1)	Costs	Relocation	Costs	Other	Total
Consumer	Current Qtr.	$1.9	$1.1	$0.1	$0.1	$0.1	$3.3
Packaging(a)	Prior Year Qtr.	0.1	0.1	0.1	0.1	0.1	0.5

	Cumulative	7.2	3.9	1.7	0.8	4.4	18.0
	Expected Total	7.2	4.3	2.2	1.4	4.8	19.9

Paperboard	Current Qtr.	(0.3)	—	—	—	—	(0.3)
	Prior Year Qtr.	—	—	—	—	—	—

	Cumulative	(0.2)	0.2	0.1	0.4	(0.1)	0.4
	Expected Total	(0.2)	0.2	0.1	0.4	(0.1)	0.4

Total	Current Qtr.	$1.6	$1.1	$0.1	$0.1	$0.1	$3.0

	Prior Year Qtr.	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5

	Cumulative	$7.0	$4.1	$1.8	$1.2	$4.3	$18.4

	Expected Total	$7.0	$4.5	$2.3	$1.8	$4.7	$20.3

(1)	For this Note 5, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and property, plant and equipment related parts and supplies.

(a)	The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Chicopee, Massachusetts (announced in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), Kerman, California (announced and closed in fiscal 2006), Marshville, North Carolina (announced at the end of fiscal 2005 and closed in fiscal 2006), and Waco, Texas (announced and closed in fiscal 2005). Although specific circumstances vary, our strategy has generally been to consolidate our business into large very well-equipped plants that operate at high utilization rates and take advantage of open capacity created by operational excellence initiatives. We transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We recognized an impairment charge primarily to reduce the carrying value of equipment to its estimated fair value or fair value less cost to sell, and recorded charges for severance and other employee related costs. At the time of each announced closure, we expected to record future charges for equipment relocation, facility carrying costs and other employee related costs that are reflected in the table above. In fiscal 2007, we recorded a $1.4 million charge and related estimated fair value of the liability for future lease payments when we ceased operations at the Stone Mountain plant. In fiscal 2006, we recorded a $1.0 million charge and related liability for future lease payments when we ceased operations at the Kerman plant, and recorded charges of $1.3 million for a customer relationship intangible asset. The charges for the future lease payments and the customer relationship intangible asset are recorded in the “Other” column in the table.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the three months ended December 31, 2007 and 2006 (in millions):

	2008	2007
Accrual at beginning of fiscal year	$2.4	$2.1
Additional accruals	1.1	—
Payments	(0.3)	(0.5)

Accrual at December 31,	$3.2	$1.6

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustment to accruals (see table above)	$1.1	$—
Net property, plant and equipment	1.6	0.1
Severance and other employee costs	0.1	0.1
Equipment relocation	0.1	0.1
Facility carrying costs	0.1	0.1
Other	—	0.1

Total restructuring and other costs, net	$3.0	$0.5

Note 6. Tax Provision
     The effective rate for the first quarter of fiscal 2008 was approximately 32%, which is lower than the 35.5% effective rate we expect for the full fiscal year. This is primarily due to the inclusion of a tax benefit of $1.1 million related to a tax rate reduction in Canada. Our effective tax rate for the first quarter of fiscal 2007 was 29.4%, which included a net tax benefit of $1.4 million primarily due to research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the Federal research and development tax credits by the U.S. Government, and changes in estimates.
     In July 2006, the FASB released FIN 48 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). We adopted the provisions of FIN 48 on October 1, 2007. Under FIN 48, the consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.
     As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of approximately $1.8 million. This increase was recorded as a reduction to the October 1, 2007 balance of retained earnings. As of October 1, 2007, the gross amount of unrecognized tax benefits was approximately $9.6 million, exclusive of interest and penalties. Of this balance, if the Company were to prevail on all unrecognized tax benefits recorded, approximately $4.3 million of the $9.6 million reserve would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
     We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of October 1, 2007, we had a recorded liability of $1.3 million for the payment of interest and penalties related to the FIN 48 liability for unrecognized tax benefits.
     We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7. Inventories
     We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. Because LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and spare parts inventories. Inventories were as follows (in millions):

	December 31,	September 30,
	2007	2007
Finished goods and work in process	$147.3	$152.1
Raw materials	79.0	71.9
Supplies and spare parts	35.2	34.3

Inventories at FIFO cost	261.5	258.3
LIFO reserve	(35.0)	(33.9)

Net inventories	$226.5	$224.4

Note 8. Debt
     The following were individual components of debt (in millions):

	December 31,	September 30,
	2007	2007
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.1	$99.9	$99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.7	1.8

	101.6	101.7

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.2 and $0.3	249.8	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	6.4	6.7

	256.2	256.4

Term loan facility (a)	156.0	160.7

Revolving credit and swing facilities (a)	90.1	68.3

Receivables-backed financing facility (b)	110.0	100.0
Industrial development revenue bonds, bearing interest at variable rates (4.50% at December 31, 2007, and 4.94% at September 30, 2007), due through October 2036	21.4	23.9
Other notes	11.1	11.3

Total Debt	746.4	722.3
Less current portion of debt	182.7	46.0

Long-term debt due after one year	$563.7	$676.3

     The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$738.3	$713.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	8.1	8.5

Total Debt	$746.4	$722.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty if our cash balances and expected future cash flows support such action. Included in the current portion of debt at December 31, 2007 and September 30, 2007 is an amount of $15.0 million to reflect amounts required to support normal working capital needs.
     For a discussion of certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2007 Form 10-K. Other than the items noted below, there have been no significant developments.
(a)	The Senior Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original maximum principal amount of $700 million. The Senior Credit Facility provides for up to $100.0 million in loans to a Canadian subsidiary. At December 31, 2007 and September 30, 2007, there were $45.1 million and $46.8 million in borrowings by the Canadian subsidiary, respectively, predominantly denominated in Canadian dollars. As scheduled term loan payments are made, the facility size is reduced by those notional amounts. As of December 31, 2007, the facility has cumulatively been reduced by $93.9 million. At December 31, 2007, the Senior Credit Facility had a maximum principal amount of $606.1 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. At December 31, 2007, we had issued aggregate outstanding letters of credit under this facility of approximately $37.0 million, none of which had been drawn upon. At December 31, 2007, due to the restrictive covenants on the revolving credit facility, maximum additional available borrowings under this facility were approximately $322.8 million. Borrowings in the United States under the Senior Credit Facility bear interest based upon either: (1) LIBOR plus an applicable margin (“U.S. LIBOR Loans”) or (2) an alternative base rate plus an applicable margin (“U.S. Base Rate Loans”). Borrowings in Canada under the Senior Credit Facility bear interest based upon either: (1) Canadian Deposit Offering Rate plus an applicable margin for Canadian dollar loans (“Banker’s Acceptance Loans”); (2) LIBOR plus an applicable margin for U.S. Dollar loans (“Canadian LIBOR Loans”); or (3) the Canadian or U.S. Dollar base rate plus an applicable margin (“Canadian Base Rate Loans”). The following table summarizes the applicable margins and percentages related to the Senior Credit Facility:

			September 30,
	Range	December 31, 2007	2007
Applicable margin/percentage for determining:
U.S. and Canadian Base Rate Loans interest rate (1)	0.00%-0.75%	0.00%	0.00%
Banker’s Acceptance and U.S. and Canadian LIBOR Loans interest rate (1)	0.875%-1.75%	1.00%	1.00%
Facility commitment fee (2)	0.175%-0.40%	0.20%	0.20%

(1)	Based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.
(b)	On November 16, 2007, we amended the 364-day receivables-backed financing facility (“Receivables Facility”) and increased the size of the facility from $100.0 million to $110.0 million. The new facility is scheduled to expire on November 15, 2008. Accordingly, such borrowings are classified as current at December 31, 2007 and non-current at September 30, 2007 since the facility was scheduled to mature beyond one year from the balance sheet date. Borrowing availability under this facility is based on the eligible underlying receivables. At December 31, 2007 and September 30, 2007, maximum available borrowings under this facility were approximately $110.0 million and $100.0 million, respectively. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.73% and 5.49% as of December 31, 2007 and September 30, 2007, respectively.
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
Interest Rate Swaps
     We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
amount of $200.0 million. We previously designated those swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. In October 2007, we paid $3.5 million to terminate all of our open interest rate swaps.
Note 9. Retirement Plans
     We have five qualified defined benefit pension plans. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We have a Supplemental Executive Retirement Plan that provides unfunded supplemental retirement benefits to certain of our executives. The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2007	2006
Service cost	$2.5	$2.6
Interest cost	5.3	4.9
Expected return on plan assets	(6.7)	(5.7)
Amortization of prior service cost	0.1	0.1
Amortization of net actuarial loss	0.7	1.5

Company defined benefit plan expense	1.9	3.4
Multi-employer plans for collective bargaining employees	0.2	0.1

Net pension cost	$2.1	$3.5

     During the three months ended December 31, 2007, we contributed an aggregate of $2.9 million to our five defined benefit pension plans (“U.S. Qualified Plans”). During the three months ended December 31, 2006, we made no contributions to the U.S. Qualified Plans. Based on our current assumptions, we anticipate contributing the projected required minimum funding of approximately $23 million and approximately $22 million in fiscal 2008 and 2009, respectively, to the U.S. Qualified Plans. However, it is possible that we may decide to contribute an amount greater than the minimum required funding in either of those years.
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
     During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs from a third party for a site we previously acquired. The recovery reduced the line item cost of goods sold on our condensed consolidated statements of income.
Guarantees
     We have made the following guarantees as of December 31, 2007:
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
     Over the past several years, we have disposed of assets and/or subsidiaries and have retained liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
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
Note Receivable
     We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending December 31, 2007 and September 30, 2007. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.
Seven Hills Option
     Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2010. We have not recorded any liability for our partner’s right to put its interest in Seven Hills to us. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $16 million at December 31, 2007, which would result in a purchase price of less than 60% of our partner’s net equity reflected on Seven Hills’ December 31, 2007 balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 11. Segment Information
     The following table shows certain operating data for our four segments (in millions). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses or in other line items in the table below after Total segment income. In the first quarter of fiscal 2008 we changed the name of our Packaging Products segment to Consumer Packaging to more clearly describe the segment.

	Three Months Ended
	December 31,
	2007	2006
Net sales (aggregate):
Consumer Packaging	$327.3	$303.1
Paperboard	235.0	210.8
Merchandising Displays	82.0	60.9
Corrugated Packaging	41.2	36.6

Total	$685.5	$611.4

Less net sales (intersegment):
Consumer Packaging	$2.5	$0.7
Paperboard	80.5	72.4
Merchandising Displays	—	—
Corrugated Packaging	6.2	4.4

Total	$89.2	$77.5

Net sales (unaffiliated customers):
Consumer Packaging	$324.8	$302.4
Paperboard	154.5	138.4
Merchandising Displays	82.0	60.9
Corrugated Packaging	35.0	32.2

Total	$596.3	$533.9

Segment income:
Consumer Packaging	$16.3	$11.7
Paperboard	21.5	23.9
Merchandising Displays	8.0	5.1
Corrugated Packaging	2.2	1.8

Total segment income	48.0	42.5
Restructuring and other costs, net	(3.0)	(0.5)
Non-allocated expenses	(6.5)	(5.9)
Interest expense	(11.8)	(13.0)
Interest and other income (expense), net	(0.1)	0.2
Minority interest in income of consolidated subsidiaries	(0.9)	(1.9)

Income before income taxes	25.7	21.4
Income tax expense	(8.2)	(6.3)

Net income	$17.5	$15.1

Note 12. Subsequent Event
     Pending Acquisition
     On January 10, 2008, we announced an agreement to acquire the stock of Southern Container Corp. (“Southern Container”), a privately-held containerboard manufacturing and corrugated packaging business, for approximately $851 million in cash. We expect that Southern Container will have approximately $142 million in debt outstanding immediately after the acquisition. Southern Container operates the 720,000 ton per year Solvay mill, located near Syracuse, NY, one of the lowest cost recycled containerboard mills in North America, as well as eight integrated corrugated box plants, two sheet plants, and four high impact graphics facilities. Consolidated net sales of the acquired business for the 52 week period ended September 8, 2007 were approximately $538 million. All corporate approvals of the transaction have been received. The closing is subject to customary closing conditions. We requested and received early termination clearance under the Hart-Scott-Rodino Act of 1976. We plan to finance the acquisition with the aggregate proceeds from $1.4 billion in new credit facilities and the sale of unsecured senior notes. The $1.4 billion will provide us with funding to complete the acquisition, refinance our

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
existing credit facilities and provide in excess of $200 million of undrawn capacity. Wachovia Bank, N.A., Bank of America and SunTrust Bank and certain affiliates of each have committed to provide $1.4 billion in a combination of new credit facilities and bridge financing to support this transaction. The new credit facilities will be secured with certain of our and Southern Container’s assets and will share certain of its collateral with our existing senior notes in accordance with the terms of the indenture dated July 31, 1995. We expect to close the acquisition in March 2008.
     On January 31, 2008, we entered into two interest rate swaps of an initial notional amount aggregating $550.0 million. These swaps are tiered and the notional amounts will decline through April 2012. These forward starting floating-to-fixed swaps will start on April 1, 2008. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of floating rate debt we expect to incur as part of our announced acquisition of Southern Container Corp.

PART I. FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2007, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2007 Form 10-K, which we filed with the SEC on November 28, 2007. The table in “Note 11. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our four segments.
Overview
     Operating profit increased $3.0 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 based on improved performance across most of our business segments, primarily our Consumer Packaging segment. Our results included higher net sales in each of our business segments reflecting a combination of higher volumes and increased sales prices to recover higher material costs. Average recycled fiber costs were higher in the first quarter of fiscal 2008 than in the prior year quarter.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2007	$533.9	$585.7	$591.4	$604.8	$2,315.8
2008	$596.3
% Change	11.7%
     Net sales in the first quarter of fiscal 2008 increased compared to the first quarter of fiscal 2007 primarily due to increased volume and pricing, primarily in our Consumer Packaging, Merchandising Displays and Paperboard segments.
Cost of Goods Sold

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2007	$436.3	$473.3	$472.2	$488.4	$1,870.2
(% of Net Sales)	81.7%	80.8%	79.8%	80.8%	80.8%
2008	$489.3
(% of Net Sales)	82.1%
     Cost of goods sold as a percentage of net sales increased in the first quarter of fiscal 2008 compared to the prior year first quarter primarily due to rising material costs. Average recycled fiber costs increased $49 per ton over the prior year quarter. We believe recycled fiber costs in the first quarter of fiscal 2008 decreased pre-tax income by approximately $12.6 million compared to the prior year quarter. Additionally, in the current year quarter we experienced increased energy costs of approximately $1.9 million and higher costs associated with our Dallas mill due to a dryer section failure and rebuild in December. During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs, incurred reduced pension expense of $1.2 million and better leveraged our fixed costs due to higher net sales.

Selling, General and Administrative Expenses

	First	Second	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Quarter	Year
2007	$61.3	$63.5	$65.7	$68.6	$259.1
(% of Net Sales)	11.5%	10.8%	11.1%	11.3%	11.2%
2008	$65.2
(% of Net Sales)	10.9%
     Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due primarily to increased net sales from higher volumes and prices. SG&A expenses in the first quarter of fiscal 2008 were $3.9 million higher than in the prior year first quarter. SG&A salaries increased $1.4 million and commissions expense increased $0.8 million on increased sales.
Restructuring and Other Costs, Net
     We recorded aggregate pre-tax restructuring and other costs of $3.0 million and $0.5 million in the first quarter of fiscal 2008 and 2007, respectively. We discuss these charges in more detail in “Note 5. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Equity in Income (Loss) of Unconsolidated Entities
     Equity in income (loss) of unconsolidated entities in the first quarter of fiscal 2008 was a loss of $0.3 million compared to income of $0.3 million in the first quarter of fiscal 2007. The first quarter of fiscal 2008 includes our share of our Seven Hills, DSA and QPSI investments. The first quarter of fiscal 2007 includes our share of our Seven Hills investment and one month of our QPSI investment.
Interest Expense
     Interest expense for the first quarter of fiscal 2008 decreased $1.2 million to $11.8 million from $13.0 million for the same quarter last year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.1 million and lower interest rates, net of swaps, decreased interest expense by approximately $0.1 million.
Interest and Other Income (Expense)
     Interest and other income (expense) for the first quarter of fiscal 2008 was expense of $0.1 million compared to income of $0.2 million in the same quarter last year.
Minority Interest in Income of Consolidated Subsidiaries
     In January 2007 we acquired the remaining 40% minority interest in GSD. As a result, minority interest in income of our consolidated subsidiaries for the first quarter of fiscal 2008 decreased to $0.9 million from $1.9 million in the first quarter of fiscal 2007. Earnings at our RTS subsidiary for the first quarter of fiscal 2008 were relatively flat compared to the prior year quarter.
Provision for Income Taxes
     We recorded income tax expense of $8.2 million in the first quarter of fiscal 2008 compared to $6.3 million in the first quarter of last year. The effective rate for the first quarter of fiscal 2008 was approximately 32%, which is lower than the 35.5% effective rate we expect for the full fiscal year, without taking into account acquisitions. This is primarily due to the inclusion of a tax benefit of $1.1 million related to a tax rate reduction in Canada. Our effective tax rate for the first quarter of fiscal 2007 was 29.4%, which included a net tax benefit of $1.4 million primarily due to research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the Federal research and development tax credits by the U.S. Government, and changes in estimates.

Results of Operations (Segment Data)
Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$303.1	$11.7	3.9%
Second Quarter	312.8	13.1	4.2
Third Quarter	319.0	12.4	3.9
Fourth Quarter	326.0	12.1	3.7

Fiscal 2007	$1,260.9	$49.3	3.9%

First Quarter Fiscal 2008	$327.3	$16.3	5.0%
Net Sales (Consumer Packaging Segment)
     The 8.0% increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2008 compared to the prior year first quarter was due to higher sales of folding cartons and interior packaging products due to increases in volume and prices representing pass through of higher paperboard costs.
Segment Income (Consumer Packaging Segment)
     Segment income of the Consumer Packaging segment for the quarter ended December 31, 2007 increased 39.3% compared to the prior year first quarter primarily due to productivity improvements and operating efficiencies, and sales price increases to recover previous cost increases.
Paperboard Segment (Aggregate Before Intersegment Eliminations)

				Coated and
				Specialty
				Recycled		Bleached
				Paperboard	Corrugated	Paperboard	Market Pulp
	Net Sales	Segment		Tons	Medium Tons	Tons	Tons	Average
	(Aggregate)	Income	Return	Shipped (a)	Shipped	Shipped	Shipped	Price (a)
	(In Millions)	(In Millions)	On Sales	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)	(Per Ton)
First Quarter	$210.8	$23.9	11.3%	221.5	44.6	74.0	20.9	$558
Second Quarter	231.6	26.9	11.6	223.0	46.2	82.2	24.6	571
Third Quarter	247.7	34.1	13.8	225.1	45.3	90.1	25.6	588
Fourth Quarter	249.5	29.3	11.7	223.5	46.8	88.7	24.8	596

Fiscal 2007	$939.6	$114.2	12.2%	893.1	182.9	335.0	95.9	$578

First Quarter Fiscal 2008	$235.0	$21.5	9.1%	217.1	44.7	79.6	21.2	$599

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.
Net Sales (Paperboard Segment)
     Our Paperboard segment net sales in the first quarter of fiscal 2008 increased 11.5% compared to the first quarter of fiscal 2007 due to higher pricing across all paperboard grades. Average selling price for all paperboard grades increased $41 per ton over the prior year quarter. Bleached paperboard and market pulp tons shipped increased 7.6% and 1.5%, respectively, and recycled paperboard tons shipped decreased 1.6% primarily due to decreased specialty recycled paperboard tons sold.
Segment Income (Paperboard Segment)
     Segment income attributable to the Paperboard segment for the first quarter of fiscal 2008 decreased $2.4 million compared to the prior year first quarter primarily due to rising material costs. Average recycled fiber costs increased $49 per ton over the prior year quarter. We believe recycled fiber costs decreased pre-tax income by approximately $12.6 million, although fiber costs were largely offset by the $41 per ton increase in average selling price over the prior year quarter. During the quarter we received approximately $1.7 million in recovery of previously expensed environmental remediation costs, which was largely offset by approximately $1.3 million of impact in our Dallas mill associated with a dryer section failure and rebuild in December. Additionally, the segment incurred increased energy costs of approximately $1.3 million.
Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$60.9	$5.1	8.4%
Second Quarter	82.6	12.2	14.8
Third Quarter	76.8	10.8	14.1
Fourth Quarter	85.5	10.6	12.4

Fiscal 2007	$305.8	$38.7	12.7%

First Quarter Fiscal 2008	$82.0	$8.0	9.8%
Net Sales (Merchandising Displays Segment)
     Net sales for the Merchandising Displays segment increased $21.1 million in the first quarter of fiscal 2008 compared to the prior year first quarter. The increase was primarily due to higher volumes on strong demand for promotional displays.
Segment Income (Merchandising Displays Segment)
     Segment income attributable to the Merchandising Displays segment for the first quarter of fiscal 2008 increased $2.9 million, or 56.9%, compared to the prior year first quarter. The increase in display sales enabled us to better leverage fixed costs.
Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$36.6	$1.8	4.9%
Second Quarter	40.4	2.4	5.9
Third Quarter	40.6	2.0	4.9
Fourth Quarter	40.7	2.2	5.4

Fiscal 2007	$158.3	$8.4	5.3%

First Quarter Fiscal 2008	$41.2	$2.2	5.3%
Net Sales (Corrugated Packaging Segment)
     Net sales for the Corrugated Packaging segment increased $4.6 million in the first quarter of fiscal 2008 compared to the prior year first quarter. The increase was primarily due to increased volumes and higher sales prices to recover higher paperboard costs.
Segment Income (Corrugated Packaging Segment)
     Segment income attributable to the Corrugated Packaging segment for the first quarter of fiscal 2008 increased $0.4 million compared to the prior year first quarter primarily due to increased volumes.

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
     Cash and cash equivalents was $35.6 million at December 31, 2007, compared to $10.9 million at September 30, 2007. Our debt balance at December 31, 2007 was $746.4 million compared with $722.3 million at September 30, 2007, an increase of $24.1 million. Net Debt (as hereinafter defined) decreased slightly. We are exposed to changes in interest rates as a result of our short-term and long-term debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of a portion of our outstanding debt. At the inception of the swaps we designated such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional amount of $200.0 million. In October 2007, we paid $3.5 million to terminate all of our open interest rate swaps. At December 31, 2007, we did not have any interest rate swaps.
     The Senior Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $700.0 million. The Senior Credit Facility is pre-payable at any time and is scheduled to expire on June 6, 2010. Certain restrictive covenants govern our maximum availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Senior Credit Facility. We test and report our compliance with these covenants each quarter. We are well within compliance at December 31, 2007. Due to the covenants in the Senior Credit Facility, at the time we submitted our compliance calculation for December 31, 2007, maximum additional available borrowings under this facility were approximately $322.8 million. We have aggregate outstanding letters of credit under this facility of approximately $37.0 million. In addition, we have a receivables-backed financing facility (“Receivables Facility”). On November 16, 2007, we amended the 364-day facility and increased the size of the facility from $100.0 million to $110.0 million. The new facility is scheduled to expire on November 15, 2008. Accordingly, such borrowings are classified as current at December 31, 2007 and non-current at September 30, 2007 since the facility was scheduled to mature beyond one year from the balance sheet date. Borrowing availability under this facility is based on the eligible underlying receivables. At December 31, 2007 and September 30, 2007 we had $110.0 million and $100.0 million, respectively, outstanding under our receivables-backed financing facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 8. Debt” of the Notes to Condensed Consolidated Financial Statements.
     On January 10, 2008, we announced an agreement to acquire the stock of Southern Container, a privately-held containerboard manufacturing and corrugated packaging business, for approximately $851 million in cash. We expect that Southern Container will have approximately $142 million in debt outstanding immediately after the acquisition. We plan to finance the acquisition with the aggregate proceeds from $1.4 billion in new credit facilities and the sale of unsecured senior notes. The $1.4 billion will provide us with funding to complete the acquisition, refinance our existing credit facilities and provide in excess of $200 million of undrawn capacity. Wachovia Bank, N.A., Bank of America and SunTrust Bank and certain affiliates of each have committed to provide $1.4 billion in a combination of new credit facilities and bridge financing to support this transaction. The new credit facilities will be secured with certain of our and Southern Container’s assets and will share certain of its collateral with our existing senior notes in accordance with the terms of the indenture dated July 31, 1995. We expect to close the acquisition in March 2008. See “Note 12. Subsequent Event” of the Notes to Condensed Consolidated Financial Statements. On January 31, 2008, we entered into two interest rate swaps of an initial notional amount aggregating $550.0 million. These swaps are tiered and the notional amounts will decline through April 2012. These forward starting floating-to-fixed swaps will start on April 1, 2008. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of floating rate debt we expect to incur as part of our announced acquisition of Southern Container Corp.
     Net cash provided by operating activities during the three months ended December 31, 2007 and 2006 was $22.3 million and $32.3 million, respectively. The decrease was primarily due to the reduction of non-debt current liabilities. For additional items please see our condensed consolidated statements of cash flows.
     Net cash used for investing activities was $16.3 million during the three months ended December 31, 2007 compared to $20.7 million for the comparable period of the prior year. Net cash used for investing activities in the first quarter of fiscal 2008 consisted primarily of $17.9 million of capital expenditures. Partially offsetting these amounts was $2.2 million in proceeds from the sale of property, plant and equipment, primarily for the sale of previously closed facilities. Net cash used for investing activities in the first quarter of fiscal 2007 consisted primarily of $17.3 million of capital expenditures. Additionally, in the first quarter of the fiscal 2007 we invested

$8.5 million, including fees, for our investment in QPSI in our Merchandising Displays segment. Partially offsetting these amounts was the return of capital of $3.9 million from our Seven Hills investment.
     Net cash provided by financing activities was $18.7 million during the three months ended December 31, 2007 and cash used for financing activities was $12.5 million in the same period last year. In the first quarter of fiscal 2008 net cash provided by financing activities consisted primarily of net additions to revolving credit facilities and debt. Partially offsetting these amounts were repayments to an unconsolidated entity, cash dividends paid to shareholders and distributions to our minority interest partner. In the first quarter of fiscal 2007 net cash used consisted primarily of net repayments of debt, repayments to an unconsolidated entity, cash dividends paid to shareholders and distributions to our minority interest partners, which were partially offset by issuances of common stock. In the first quarter of fiscal 2007, the source of cash from the issuance of common stock was primarily due to the exercising of 1.1 million shares of stock options resulting from the increase in our stock price.
     Our capital expenditures aggregated $17.9 million during the three months ended December 31, 2007. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $75 to $80 million in fiscal 2008, without taking into account acquisitions. We intend to use these expenditures for the purchase and upgrading of machinery and equipment, including growth and efficiency capital focused on our folding carton business, and maintenance capital. Included in our capital expenditures estimate is approximately $3.0 million for capital expenditures that we will spend during fiscal 2008 in connection with matters relating to environmental compliance.
     Based on current facts and assumptions, we do not expect cash tax payments to exceed income tax expense in fiscal 2008, 2009 and 2010, respectively.
     In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of December 31, 2007. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 10. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.
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
     In January 2008, our board of directors approved a resolution to pay our quarterly dividend of $0.10 per share and in November 2007 they approved a resolution to pay a quarterly dividend of $0.10 per share, indicating an annualized dividend of $0.40 in fiscal 2008 on our Common Stock.
     We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Senior Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities to finance acquisitions.
Contractual Obligations
     For a discussion of contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” section in our Fiscal 2007 Form 10-K. There have been no material developments with respect to contractual obligations.
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
Net Debt
     We have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated fair value interest rate derivatives or swaps, the balance of our cash and cash equivalents and certain other investments that we consider to be readily available to satisfy such debt obligations.
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
     Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt (in millions):

	December 31,	September 30,	December 31,
	2007	2007	2006
Current Portion of Debt	$182.7	$46.0	$125.5
Total Long-Term Debt	563.7	676.3	652.7

	746.4	722.3	778.2

Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(8.1)	(8.5)	(10.0)

	738.3	713.8	768.2
Less: Cash and Cash Equivalents	(35.6)	(10.9)	(6.3)

Net Debt	$702.7	$702.9	$761.9

Forward-Looking Statements
     Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the anticipated closing of the Southern Container Corp. acquisition; the date of such closing; the availability of financing on satisfactory terms; results and impacts of the proposed acquisition, including cost reductions, synergies and transitional costs to achieve the synergies and the timing of such costs and synergies; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2008; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates and future cash tax payments; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs concerning Rock-Tenn Company on a stand alone basis (without giving effect to the acquisition of Southern Container) and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2007 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2007 Form 10-K.
Item 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ROCK-TENN COMPANY
(Registrant)

Date: February 1, 2008	By:	/s/ Steven C. Voorhees

Steven C. Voorhees
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

Exhibit 10.1	Third Amendment to Amended and Restated Credit and Security Agreement dated as of November 16, 2007 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Variable Funding Capital Company LLC, as assignee of Blue Ridge Asset Funding Corporation, Three Pillars Funding LLC and SunTrust Bank as liquidity provider to TPF, SunTrust Capital Markets, Inc., as agent for the TPF Group, and Wachovia Bank, National Association, as liquidity provider to VFCC, agent for the VFCC Group and Administrative Agent.

Exhibit 10.2	Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of November 16, 2007.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.
Additional Exhibits
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.