Form 10-Q
period 2008-03-31
Rock-Tenn CO
filed 2008-05-09
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2008
Class A Common Stock, $0.01 par value	38,115,735

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$685.9	$585.7	$1,282.2	$1,119.6
Cost of goods sold	560.0	473.3	1,049.3	909.6

Gross profit	125.9	112.4	232.9	210.0
Selling, general and administrative expenses	75.3	63.5	140.5	124.8
Restructuring and other costs, net	0.8	1.2	3.8	1.7

Operating profit	49.8	47.7	88.6	83.5
Interest expense	(21.6)	(12.3)	(33.4)	(25.3)
Interest and other income, net	0.1	—	—	0.2
Equity in income (loss) of unconsolidated entities	0.2	0.4	(0.1)	0.7
Minority interest in income of consolidated subsidiaries	(1.2)	(1.1)	(2.1)	(3.0)

Income before income taxes	27.3	34.7	53.0	56.1
Income tax expense	(10.2)	(13.0)	(18.4)	(19.3)

Net income	$17.1	$21.7	$34.6	$36.8

Weighted average diluted shares outstanding	38.2	39.8	38.1	39.3

Basic earnings per share:
Net income	$0.46	$0.56	$0.93	$0.97

Diluted earnings per share:
Net income	$0.45	$0.55	$0.91	$0.94

Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.19

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	March 31,	September 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$56.6	$10.9
Restricted cash	8.1	—
Accounts receivable (net of allowances of $9.0 and $5.4)	292.5	230.6
Inventories	274.3	224.4
Other current assets	39.2	26.8
Assets held for sale	2.9	1.8

Total current assets	673.6	494.5

Property, plant and equipment at cost:
Land and buildings	377.6	274.8
Machinery and equipment	1,763.4	1,368.6
Transportation equipment	17.4	10.8
Leasehold improvements	6.8	5.9

	2,165.2	1,660.1
Less accumulated depreciation and amortization	(861.6)	(822.6)

Net property, plant and equipment	1,303.6	837.5
Goodwill	788.8	364.5
Intangibles, net	191.9	67.6
Investment in unconsolidated entities	30.5	28.9
Restricted cash and marketable debt securities	11.4	—
Other assets	41.5	7.7

	$3,041.3	$1,800.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$247.7	$46.0
Accounts payable	200.6	161.6
Accrued compensation and benefits	73.3	73.8
Other current liabilities	73.7	63.5

Total current liabilities	595.3	344.9

Long-term debt due after one year	1,599.2	667.8
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	7.6	8.5

Total long-term debt	1,606.8	676.3

Accrued pension and other long-term benefits	39.4	47.3
Deferred income taxes	141.3	125.7
Other long-term liabilities	27.8	7.6
Commitments and contingencies (Note 12)

Minority interest	18.4	9.9
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,110,735 and 37,988,779 shares outstanding at March 31, 2008 and September 30, 2007, respectively	0.4	0.4
Capital in excess of par value	229.0	222.6
Retained earnings	382.6	357.8
Accumulated other comprehensive income	0.3	8.2

Total shareholders’ equity	612.3	589.0

	$3,041.3	$1,800.7

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$34.6	$36.8
Items in income not affecting cash:
Depreciation and amortization	57.4	51.5
Deferred income tax (benefit) expense	(4.7)	8.7
Share-based compensation expense	4.1	3.6
(Gain) Loss on disposal of plant, equipment and other, net	(0.1)	1.2
Minority interest in income of consolidated subsidiaries	2.1	3.0
Equity in (income) loss of unconsolidated entities	0.1	(0.7)
Payment on termination of cash flow interest rate hedges	(3.5)	(0.2)
Pension funding (more) less than expense	(7.8)	1.8
Impairment adjustments and other non-cash items	0.3	0.1
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11.1)	(1.8)
Inventories	9.0	(2.6)
Other assets	(12.7)	(3.5)
Accounts payable	(13.5)	(11.9)
Income taxes payable	3.2	(9.7)
Accrued liabilities	(22.4)	(7.1)

Net cash provided by operating activities	35.0	69.2

Investing activities:
Capital expenditures	(37.2)	(40.8)
Cash paid for purchase of business (including amounts paid into escrow), net of cash received	(809.2)	(32.0)
Investment in unconsolidated entities	(0.2)	(8.7)
Return of capital from unconsolidated entities	0.4	4.1
Proceeds from sale of property, plant and equipment	2.2	2.3
Proceeds from property, plant and equipment insurance settlement	—	0.4

Net cash used for investing activities	(844.0)	(74.7)

Financing activities:
Proceeds from issuance of notes	198.6	—
Additions to revolving credit facilities	202.3	32.0
Repayments of revolving credit facilities	(109.1)	(60.2)
Additions to debt	766.0	21.9
Repayments of debt	(169.3)	(14.4)
Debt issuance costs	(27.3)	—
Restricted cash and investments	(0.7)	—
Issuances of common stock	1.4	30.0
Excess tax benefits from share-based compensation	0.5	14.2
Advances from (repayments to) unconsolidated entity	1.0	(5.0)
Cash dividends paid to shareholders	(7.6)	(7.4)
Cash distributions paid to minority interest	(1.4)	(1.3)

Net cash provided by financing activities	854.4	9.8
Effect of exchange rate changes on cash and cash equivalents	0.3	0.4

Increase in cash and cash equivalents	45.7	4.7
Cash and cash equivalents at beginning of period	10.9	6.9

Cash and cash equivalents at end of period	$56.6	$11.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$18.2	$6.1
Interest, net of amounts capitalized	27.0	28.2
See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:
     Liabilities assumed in the table below primarily reflect the March 5, 2008 acquisition of Southern Container Corp. (“Southern Container” and “Southern Container Acquisition”). In conjunction with the Southern Container Acquisition, we also assumed debt and accrued for an estimated working capital settlement (in millions):

Six Months Ended
March 31, 2008
Fair value of assets acquired, including goodwill	$1,184.4
Cash paid, net of cash received	809.2

Liabilities assumed	$375.2

Included in liabilities assumed are the following items of debt:

Debt assumed in acquisition	$132.5
Cash payable to sellers in connection with the acquisition	113.1

Total debt assumed	$245.6

Estimated working capital settlement	$6.9

     For additional information on the acquisition and financing see “Note 5. Acquisitions” and “Note 9. Debt".
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2008
(Unaudited)
     Unless the context otherwise requires, “we”, “us”, “our”, “Rock-Tenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries, including RTS Packaging, LLC (“RTS”), Fold-Pak, LLC (“Fold-Pak”), GraphCorr LLC, Schiffenhaus Canada, Inc. and Schiffenhaus California, LLC. We own 65% of RTS and conduct our interior packaging products business through RTS. At September 30, 2006 we owned 60% of Fold-Pak and conducted some of our folding carton operations through Fold-Pak. In January 2007, we acquired the remaining 40% of Fold-Pak. Following the Southern Container Acquisition in March 2008, we own 68% of GraphCorr LLC, 66.67% of Schiffenhaus Canada, Inc. and 50% of Schiffenhaus California, LLC, through which we conduct some of our high impact graphics manufacturing operations in these entities. Our references to the business of Rock-Tenn Company does not include Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), or Display Source Alliance, LLC (“DSA”), Pohlig Brothers, LLC (“Pohlig”) and Greenpine Road, LLC (“Greenpine”). Pohlig and Greenpine were acquired in the Southern Container Acquisition. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, 45% of DSA, a business providing primarily permanent merchandising displays, 50% of Pohlig, an entity through which we conduct some of our high impact graphics manufacturing operations and 50% of Greenpine which owns the facility Pohlig operates, none of which we consolidate. All references in the accompanying condensed consolidated financial statements and this Quarterly Report on Form 10-Q to data regarding sales price per ton and fiber, energy, chemical and freight costs with respect to our recycled paperboard mills excludes that data with respect to our Aurora, Illinois, recycled paperboard mill, which sells only converted products that would not be material. All other references herein to operating data with respect to our recycled paperboard mills, including tons data and capacity utilization rates, includes operating data from our Aurora mill.
Note 1. Interim Financial Statements
     Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2007 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2008 and 2007, our financial position at March 31, 2008 and September 30, 2007, and our cash flows for the six months ended March 31, 2008 and 2007.
     We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Fiscal 2007 Form 10-K”).
     The results for the three and six months ended March 31, 2008 are not necessarily indicative of results that may be expected for the full year.
Note 2. New Accounting Standards
Recently Adopted
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”) as of October 1, 2007. See “Note 7. Tax Provision.”
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). We are currently evaluating the effect the implementation of SFAS 161 will have on the consolidated financial statements.
     Note 3. Comprehensive Income
     The following are the components of comprehensive income (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$17.1	$21.7	$34.6	$36.8
Foreign currency translation adjustments	(4.5)	0.9	(4.5)	(3.8)
Reclassification of previously terminated hedges to earnings, net of tax	0.1	(0.6)	(0.2)	(1.3)
Net unrealized loss on derivative instruments, net of tax	(3.3)	(1.8)	(3.2)	(1.7)

Comprehensive income	$9.4	$20.2	$26.7	$30.0

     The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net income	$17.1	$21.7	$34.6	$36.8

Denominator:
Denominator for basic earnings per share — weighted average shares	37.3	38.7	37.3	38.0
Effect of dilutive stock options and restricted stock awards	0.9	1.1	0.8	1.3

Denominator for diluted earnings per share — weighted average shares and assumed conversions	38.2	39.8	38.1	39.3

Basic earnings per share:
Net income per share — basic	$0.46	$0.56	$0.93	$0.97

Diluted earnings per share:
Net income per share — diluted	$0.45	$0.55	$0.91	$0.94

     Options to purchase 0.3 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2008, respectively, because the effect would have been antidilutive. All outstanding options to purchase common shares were dilutive for the three and six months ended March 31, 2007 and were included in computing earnings per share.
Note 5. Acquisitions
Southern Container Acquisition
     On March 5, 2008, we acquired the stock of Southern Container Corp. The transaction had an effective date of March 2, 2008. We have included the results of Southern Container’s operations in our financial statements since that date in our Corrugated Packaging segment. We made the acquisition in order to expand our corrugated packaging business with the Southern Container assets that we believe have one of the lowest system costs and the highest EBITDA margins of any major integrated corrugated company in North America.
     The purchase price for the acquisition was $1,060.9 million, net of cash received of $54.0 million, including expenses. The purchase price is subject to adjustment based on the amount of working capital acquired. Rock-Tenn and Southern Container expect to make an election under section 338(h) (10) of the Internal Revenue Code of 1986, as amended (the “Code”) that will increase Rock-Tenn’s tax basis in the acquired assets and result in a net present value benefit of approximately $150 million, net of tax gross-up payments of $68.7 million to Southern Container’s stockholders. We incurred $27.3 million of financing costs. See “Note 9. Debt”.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of analyzing the estimated values of assets and liabilities acquired and are obtaining third-party valuations of certain tangible and intangible assets and finalizing our operating plans and, thus, the allocation of the purchase price is subject to material revision.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Opening balance effective March 2, 2008 (in millions):

Current assets, net of cash received	$130.9
Property, plant, and equipment	489.2
Goodwill	425.5
Intangible assets	127.9
Other long-term assets	17.0

Total assets acquired	1,190.5

Current portion of debt	119.3
Current liabilities	94.0
Long-term debt due after one year	126.3
Minority interest and other long-term liabilities	35.6

Total liabilities assumed	375.2

Net assets acquired	$815.3

     We recorded preliminary estimated fair values for acquired assets and liabilities including goodwill and intangibles. We recorded $66.4 million of customer relationship intangibles, $27.3 million of trade names and trademarks and $34.2 million for a steam supply contract. None of the intangibles has significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from 11 to 40 years on a straight-line basis over a weighted average life of approximately 19 years, and 15 years for tax purposes. The goodwill is expected to be deductible for income tax purposes following the Code section 338(h) (10) election.
     The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition had taken place as of the beginning of each of the periods presented. The pro forma information includes adjustments primarily for depreciation and amortization based on the estimated fair value of the acquired property, plant and equipment, amortization of acquired intangibles and interest expense on the acquisition financing debt. We have added back the minority interest in the earnings of the Solvay mill subsidiary, which interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur, due to changes in employment and other contractual arrangements. During the three and six months ended March 31, 2008, we have also eliminated certain non-recurring expenses directly associated with the acquisition including $7.1 million of inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of unamortized financing fees from our prior credit facility and $0.7 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2008	2007	2008	2007

Net sales	$795.2	$712.6	$1,571.4	$1,403.6

Net income	$28.0	$23.5	$57.1	$48.6

Diluted earnings per common share	$0.73	$0.59	$1.50	$1.24

     Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the three and six months ended March 31, 2008 and 2007 utilizes the condensed consolidated statements of income for Rock-Tenn for the three and six months ended March 31, 2008 and 2007 and the condensed consolidated statements of operations of Southern Container for the 9 and 25 weeks ended March 2, 2008 and the 12 and 28 weeks ended March 24, 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 6. Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
     We recorded pre-tax restructuring and other costs, net, of $0.8 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively, and recorded pre-tax restructuring and other costs, net, of $3.8 million and $1.7 million for the six months ended March 31, 2008 and 2007, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.
     The following table presents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three and six months ended March 31, 2008 and 2007, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):
Summary of Restructuring and Other Costs (Income), Net

			Severance
			and Other	Equipment
		Net Property,	Employee	and	Facility
		Plant and	Related	Inventory	Carrying
Segment	Period	Equipment (a)	Costs	Relocation	Costs	Other	Total
Consumer
Packaging (b)	Current Qtr.	$(1.3)	$0.1	$0.1	$0.1	$—	$(1.0)
	YTD Fiscal 2008	0.6	1.2	0.2	0.2	0.1	2.3
	Prior Year Qtr.	0.1	0.8	0.1	0.1	0.1	1.2
	YTD Fiscal 2007	0.2	0.9	0.2	0.2	0.2	1.7

	Cumulative	5.9	4.0	1.8	0.9	4.4	17.0
	Expected Total	5.9	4.1	2.3	1.4	4.7	18.4

Paperboard	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2008	(0.3)	—	—	—	—	(0.3)
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2007	—	—	—	—	—	—

	Cumulative	(0.2)	0.2	0.1	0.4	(0.1)	0.4
	Expected Total	(0.2)	0.2	0.1	0.4	(0.1)	0.4

Other(c)	Current Qtr.	—	—	—	—	1.8	1.8
	YTD Fiscal 2008	—	—	—	—	1.8	1.8
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2007	—	—	—	—	—	—

	Cumulative	—	—	—	—	1.8	1.8
	Expected Total	—	—	—	—	10.8	10.8

Total	Current Qtr.	$(1.3)	$0.1	$0.1	$0.1	$1.8	$0.8

	YTD Fiscal 2008	$0.3	$1.2	$0.2	$0.2	$1.9	$3.8

	Prior Year Qtr.	$0.1	$0.8	$0.1	$0.1	$0.1	$1.2

	YTD Fiscal 2007	$0.2	$0.9	$0.2	$0.2	$0.2	$1.7

	Cumulative	$5.7	$4.2	$1.9	$1.3	$6.1	$19.2

	Expected Total	$5.7	$4.3	$2.4	$1.8	$15.4	$29.6

(a)	For this Note 6, we have defined "Net property, plant and equipment” as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

(b)	The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Chicopee, Massachusetts (announced in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), Kerman, California (announced and closed in fiscal 2006), Marshville, North Carolina (announced at the end of fiscal 2005 and closed in fiscal 2006), and Waco, Texas (announced and closed in fiscal 2005). Although specific circumstances vary, our strategy has generally been to consolidate our business into large very well-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

equipped plants that operate at high utilization rates and take advantage of open capacity created by operational excellence initiatives. We transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We recognized an impairment charge primarily to reduce the carrying value of equipment to its estimated fair value or fair value less cost to sell, and recorded charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell is recognized, however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we expected to record future charges for equipment relocation, facility carrying costs and other employee related costs that are reflected in the table above. In fiscal 2007, we recorded a $1.4 million charge and related liability for future lease payments when we ceased operations at the Stone Mountain plant. The charge for the future lease payments is recorded in the “Other” column in the table.

(c)	The Other charges primarily reflect Southern Container integration expenses of $1.1 million pre-tax and deferred compensation expense of $0.7 million pre-tax for key Southern Container employees. We expect to recognize approximately $9 million of deferred compensation and retention bonus expense funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds have been escrowed and are primarily to be paid one year after the acquisition closing. Any of the funds forfeited by the employees are payable to the former Southern Container stockholders.
     The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the six months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Accrual at beginning of fiscal year	$2.4	$2.1
Additional accruals	1.1	1.1
Payments	(0.6)	(0.8)
Adjustments to accrual	—	(0.1)

Accrual at March 31,	$2.9	$2.3

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.1	$1.0
Integration expenses	1.1	—
Deferred compensation expense	0.7	—
Net property, plant and equipment	0.3	0.2
Severance and other employee costs	0.2	—
Equipment relocation	0.2	0.2
Facility carrying costs	0.2	0.2
Other	—	0.1

Total restructuring and other costs, net	$3.8	$1.7

Note 7. Tax Provision
     The effective tax rates for the three and six months ended March 31, 2008 were approximately 37.4% and 34.7%, respectively. This is primarily due to the inclusion of a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008. Our effective tax rates for the three and six months ended March, 31 2007 were 37.5% and 34.4%, respectively, which included a net tax benefit of $1.4 million recorded in the first quarter of fiscal 2007 primarily due to research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the federal research and development tax credits by the U.S. Government, and changes in estimates. We expect our marginal effective income tax rate to be approximately 37%.
     In July 2006, the FASB issued FIN 48 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). We adopted the provisions of FIN 48 on October 1, 2007.
     As a result of our adoption of FIN 48, we recorded an increase in the liability for unrecognized tax benefits of approximately $1.8 million. This increase was recorded as a reduction to the October 1, 2007 balance of retained earnings. As of October 1, 2007, the gross amount of unrecognized tax benefits was approximately $9.6 million,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.3 million of the $9.6 million reserve would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
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
     We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2001.
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

	March 31,	September 30,
	2008	2007
Finished goods and work in process	$150.2	$152.1
Raw materials	114.2	71.9
Supplies and spare parts	46.4	34.3

Inventories at FIFO cost	310.8	258.3
LIFO reserve	(36.5)	(33.9)

Net inventories	$274.3	$224.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9. Debt
     The following were individual components of debt (in millions):

	March 31,	September 30,
	2008	2007
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.1	$99.9	$99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.6	1.8

	101.5	101.7

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.2 and $0.3	249.8	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	6.0	6.7

	255.8	256.4

Face value of 9.25% notes due March 2016, net of unamortized discount of $1.4 (a)	198.6	—

Term loan facilities (b)	750.0	160.7

Revolving credit and swing facilities (b)	160.4	68.3

Receivables-backed financing facility (c)	110.0	100.0

Cash payable to sellers (d)	113.1	—

Industrial development revenue bonds bearing interest at: variable rates — $32.8 million at 4.25% at March 31, 2008, and $23.9 million at 4.94% at September 30, 2007; fixed rates — $120.9 million of 6.97% at March 31, 2008 and $0 outstanding at September 30, 2007; all, due through October 2036 (e)	153.7	23.9
Other notes	11.4	11.3

Total Debt	1,854.5	722.3
Less current portion of debt	247.7	46.0

Long-term debt due after one year	$1,606.8	$676.3

     The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,846.9	$713.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	7.6	8.5

Total Debt	$1,854.5	$722.3

     A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Included in the current portion of debt at March 31, 2008 and September 30, 2007 is an amount of $15.0 million to reflect amounts required to support normal working capital needs.
     For a discussion of certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2007 Form 10-K. Other than the items noted below, there have been no significant developments.

(a)	On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The unsecured notes were issued pursuant to an indenture, dated as of March 5, 2008 (the “Indenture”), by and among Rock-Tenn, the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility) and HSBC Bank USA, National Association, as Trustee. The Indenture does not limit the aggregate principal amount of notes that we may

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

issue and it provides for the issuance from time to time of additional notes to be issued by us in one or more series as provided in the Indenture, subject to compliance with certain conditions therein. The Indenture contains financial and restrictive covenants, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. Interest on our 9.25% notes due 2016 is payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2008.

(b)	On March 5, 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) which replaced our June 6, 2005 Senior Credit Facility. The Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original maximum principal amount of $1.2 billion consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility provides for up to $100.0 million in loans to a Canadian subsidiary. At March 31, 2008, there were $36.2 million in borrowings by the Canadian subsidiary, predominantly denominated in Canadian dollars. As scheduled term loan payments or other prepayments are made, the facility size is reduced by those notional amounts. As of March 31, 2008, the facility has not been reduced. At March 31, 2008, we would have been able to borrow an incremental $254.3 million, under the revolving credit portion of the Credit Facility. The Credit Facility is pre-payable at any time. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million 5.625% senior public notes due March 2013 (the “2013 Senior Notes”) have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the 2013 Senior Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. At March 31, 2008, we had issued aggregate outstanding letters of credit under this facility of approximately $35.3 million, none of which had been drawn upon. At our option, borrowings under the Credit Facility (other than swingline and Canadian dollar loans) bear interest at either (1) LIBOR plus an applicable margin (“LIBOR Loans”) or (2) the base rate, which will be the higher of the prime commercial lending rate of the U.S. Administrative Agent plus an applicable margin or the Federal Funds Rate for Federal Reserve System overnight borrowing transactions plus an applicable margin (“Base Rate Loans”). The following table summarizes the applicable margins and percentages related to the revolving credit facility and term loan A of the Credit Facility:

		March 31,
	Range	2008
Applicable margin/percentage for determining:
Base Rate Loans interest rate (1)	0.25%-1.50%	1.50%
Banker’s Acceptance and LIBOR Loans interest rate (1)	1.25%-2.50%	2.50%
Facility commitment fee (2)	0.175%-0.40%	0.40%

(1)	Based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.

The applicable margin for determining the interest rate of the term loan B is fixed at 1.75% per annum in the case of Base Rate Loans and 2.75% for LIBOR Loans. If we select LIBOR Loans for the term B facility, we have agreed to pay term loan B lenders a minimum LIBOR rate of 3.00% plus the applicable margin then in effect.

Our obligations under the Credit Facility and under certain hedging agreements entered into between any lender or affiliate thereof and any U.S. Credit Party, as defined in the Credit Facility documentation, are unconditionally guaranteed by each of our present U.S. subsidiaries, other than (1) the following unrestricted subsidiaries: Dominion Paperboard Products Ltd., GraphCorr LLC, Rock-Tenn Financial, Inc., RTS Embalajes de Argentina, RTS Embalajes De Chile Limitada, RTS Empaques, S.De R.L. CV, RTS Packaging Foreign Holdings, LLC, RTS Packaging, LLC, Schiffenhaus California, LLC, Schiffenhaus Canada Inc., and (2) Solvay Paperboard LLC, a subsidiary of Southern Container (unless any refinancing of certain Solvay Paperboard LLC bonds permits such guarantee, in which case Solvay Paperboard LLC will become a guarantor), and partially by our present Canadian subsidiaries. Future subsidiaries will be required to guarantee the obligations under the Credit Facility unless we designate them as unrestricted subsidiaries. Obligations under the Credit Facility are secured by a first priority security interest in a substantial portion of our assets, including the capital stock or other equity interests and indebtedness of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

certain of our U.S. subsidiaries, certain of the stock of our first tier Canadian subsidiary and certain of our and our subsidiaries’ real and personal property.

The Credit Facility includes usual and customary affirmative and negative covenants, including maintenance of financial ratios and restrictions on the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. Financial covenants include maintenance of a maximum Leverage Ratio of 5.00 to 1.00 (which decreases to 3.50 to 1.00 over the term of the loans), a minimum Consolidated Interest Coverage Ratio of 2.70 to 1.00 (which increases to 3.50 to 1.00 over the term of the loans), and a minimum Consolidated Net Worth of not less than the sum of $525.0 million plus 50% of cumulative Consolidated Net Income (in each case as defined in the Credit Facility documentation). We are permitted under our Credit Facility to repurchase our capital stock and pay cash dividends. If on a pro forma basis our Leverage Ratio does not exceed 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, we are permitted to make purchases and dividend declarations in the aggregate amount up to 50% of cumulative Consolidated Net Income from April 1, 2008 through the last day of the most recent fiscal quarter end for which financial statements have been delivered. If on a pro forma basis our Leverage Ratio is greater than 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, the aggregate amount of purchases and dividend declarations shall not exceed $30.0 million per year.

(c)	On November 16, 2007, we amended the 364-day receivables-backed financing facility (“Receivables Facility") to increase the size of the facility from $100.0 million to $110.0 million and to set it to expire on November 15, 2008. Accordingly, such borrowings are classified as current at March 31, 2008 and non-current at September 30, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At March 31, 2008 and September 30, 2007, maximum available borrowings under this facility were approximately $110.0 million and $100.0 million, respectively. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 3.44% and 5.49% as of March 31, 2008 and September 30, 2007, respectively. In April 2008, our board of directors approved the increase of our Receivables Facility from $110.0 million to $200.0 million. We expect to act upon the approval later in the year.

(d)	Cash payable to sellers is for the repayment of cash held to support the Solvay industrial development revenue bonds (“Solvay IDBs”) and reimbursements to the sellers for taxes related to the Code section 338(h) (10) election. These items are due November 2008 and are classified as current.

(e)	The industrial development revenue bonds are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of March 31, 2008, the outstanding amount of direct pay letters of credit supporting all industrial development revenue bonds was $33.1 million, including $11.4 million related to the Solvay IDBs. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. A remarketing agent offers the variable rate bonds for initial sale and uses its best efforts to remarket the bonds until they are repaid. The remarketing agent also periodically determines the interest rates on the variable rate bonds based on prevailing market conditions. Our variable rate industrial development revenue bonds are remarketed on a periodic basis upon demand of the bondholders. If the remarketing agent is unable to successfully remarket the variable rate bonds, the remarketing agent will repurchase the bonds by drawing on the letters of credit. If this were to occur, the issuing lender would immediately be reimbursed with the proceeds of a revolving loan obtained under the Credit Facility. Accordingly, we have classified the industrial development revenue bonds as non-current, except for $2.5 million classified as current at September 30, 2007 because we expected to redeem the bonds during fiscal 2008. They were redeemed in the first quarter of fiscal 2008. On March 5, 2008 we assumed Solvay IDBs totaling $132.3 million in connection with the Southern Container Acquisition. The Solvay IDBs comprise two different series: the 1998 Series (which has $19.7 million maturing in 2014 and $101.2 million maturing in 2030) and the 2000 Series (which matures in 2011 due to previous accelerated sinking fund payments), and are subject to annual sinking fund payments. The next annual sinking fund payments are $2.3 million and $3.8 million for the 1998 Series and 2000 Series, respectively. The 1998 series annual sinking fund payment increases nominally each year until maturity. The principal balance of the 1998 Series bonds and the 2000 Series

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

bonds are $120.9 million and $11.4 million, respectively, at March 31, 2008. The 1998 Series has fixed semi-annual interest rates that average 6.97% and the 2000 Series had a variable interest rate of 3.40% in the quarter ended March 31, 2008. The Solvay IDBs can be redeemed at 102% of par beginning in November 2008. The Solvay IDBs also have extensive affirmative, negative and restricted payments covenants which require certain minimum working capital and cash flow requirements, and limit our ability to utilize the restricted cash governed by the indentures. The Solvay IDBs are secured by a payment of debt service to the municipality by us. Each series of bonds may also be secured by a combination of direct pay letters of credit and collateralized by a mortgage interest in land, building and other assets comprising the mill facility, and a collateral interest in specific property, including equipment, accounts receivable, inventory and other personal property.
     Interest on our 8.20% notes due August 2011 is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 is payable in arrears each September and March. Interest on our 9.25% notes due March 2016 is payable in arrears each September and March. The 2011 and 2013 notes now share, on a pro-rata basis, certain of the same collateral that was provided to the Credit Facility lenders (i.e., any principal property of Rock-Tenn or any subsidiaries, or any shares of capital stock or other equity interests or indebtedness of any subsidiaries). The 2016 notes are unsecured. These notes are redeemable prior to maturity subject to certain rules and restrictions and are not subject to any sinking fund requirements. The indenture related to these notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions.
     As of March 31, 2008, the aggregate maturities of debt for the remaining fiscal year and succeeding five fiscal years are as follows (in millions):

2008	$22.9
2009	245.3
2010	43.6
2011	303.4
2012	66.6
2013	650.8
Thereafter	516.0
Unamortized hedge adjustments from terminated interest rate derivatives or swaps	7.6
Unamortized bond discount	(1.7)

Total long-term debt	$1,854.5

Interest Rate Swaps
     We are exposed to changes in interest rates as a result of our debt. We use interest rate swap instruments from time to time to manage the interest rate characteristics of portions of our outstanding debt. On January 31, 2008, we entered into two forward starting floating-to-fixed interest rate swaps of an initial notional amount aggregating $550.0 million with a commencement date of April 1, 2008. These swaps are tiered and the notional amounts will decline through April 2012. These swaps are based on the one-month LIBOR rate, and the fixed rates average 3.11%, plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain floating rate debt we incurred to finance the Southern Container Acquisition.
     Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional amount of $200.0 million. We previously designated those swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 10. Retirement Plans
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$2.1	$2.2	$4.6	$4.6
Interest cost	5.4	5.0	10.7	9.9
Expected return on plan assets	(6.9)	(5.7)	(13.6)	(11.4)
Amortization of prior service cost	—	—	0.1	—
Amortization of net actuarial loss	0.9	1.6	1.6	3.1

Company defined benefit plan expense	1.5	3.1	3.4	6.2
Multi-employer plans for collective bargaining employees	0.2	0.2	0.4	0.3

Net pension cost	$1.7	$3.3	$3.8	$6.5

     During the three and six months ended March 31, 2008 we contributed an aggregate of $8.7 million and $11.6 million, respectively, to our five defined benefit pension plans (“U.S. Qualified Plans”). Based on our current assumptions, we anticipate contributing the projected required minimum funding of approximately $16 million and approximately $18 million in fiscal 2008 and 2009, respectively, to the U.S. Qualified Plans. However, it is possible that we may decide to contribute greater amounts. During the three and six months ended March 31, 2007 we contributed an aggregate of $4.6 million and $4.6 million, respectively, to our U.S. Qualified Plans.
Note 11. Shareholders’ Equity
Stock Options
     The table below summarizes the changes in all stock options during the six months ended March 31, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2007	1,214,962	$18.70
Granted	307,734	29.10
Exercised	(65,400)	11.68
Expired	(3,800)	18.75
Forfeited	—	—

Outstanding at March 31, 2008	1,453,496	$21.22	7.1 years	$14.3

Exercisable at March 31, 2008	847,967	$13.95	5.5 years	$13.6

     Our results of operations include compensation expense for stock options for the three months ended March 31, 2008 and 2007 of $0.4 million and $0.04 million, respectively (net of approximately $0.2 million and $0.02 million, respectively, of income taxes); and for the six months ended March 31, 2008 and 2007 include $0.7 million and $0.08 million, respectively (net of approximately $0.4 million and $0.05 million, respectively, of income taxes). The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1.3 million and $19.7 million, respectively, and during the six months ended March 31, 2008 and 2007 it was $1.3 million and $33.0 million, respectively.
     During the second quarter of fiscal 2008, we granted options to purchase 307,734 shares of stock to certain employees. These options vest over three years. These grants were valued using the Black-Scholes option pricing model. The significant assumptions used were: an expected term of 5.02 years, an expected volatility of 37.82%, expected dividends of 1.48% and a risk free rate of 2.36%. We amortize these costs using the accelerated attribution method. As of March 31, 2008, there was $4.2 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted average remaining vesting period of approximately 1.5 years.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Restricted Stock
     The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2008:

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Unvested at September 30, 2007	852,496	$18.99
Granted (1)	254,625	30.64
Vested	(83,165)	15.95
Forfeited	—	—

Unvested at March 31, 2008	1,023,956	$22.13

(1)	The majority of the fiscal 2008 target awards may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.
     Our results of operations for the three and six months ended March 31, 2008 includes $1.5 million and $2.8 million, respectively, of compensation expense for restricted stock; and for the three and six months ended March 31, 2007 includes $1.6 million and $3.1 million, respectively, of compensation expense for restricted stock including the acceleration of expense discussed below. The awards granted in fiscal 2004 and 2005 are subject to earlier vesting in one third increments on the first, second and third anniversary of the grant date upon satisfaction of certain earnings improvement criteria specific to each award. The measurement date for early vesting of all of these awards is March 31 of the respective year. In the first quarter of fiscal 2007 we accelerated recognition of compensation expense as we determined it was probable that the latter two-thirds of the fiscal 2004 awards and first two-thirds of the fiscal 2005 awards would satisfy the early vesting provisions on March 31, 2007, and that the last third of the fiscal 2005 award would satisfy the early vesting provisions on March 31, 2008.
     During the six months ended March 31, 2008, 83,165 shares of restricted stock vested. In the second quarter of fiscal 2008, 18,000 non-employee director awards granted in fiscal 2007 vested. At March 31, 2008, the last third of the fiscal 2005 awards met the early vesting provisions and 65,165 shares vested.
     During the second quarter of fiscal 2008, 25,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors and target awards of 229,625 shares of restricted stock were granted to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. The second quarter fiscal 2008 employee grants consisted of:
•	A target award of 129,075 shares that contains a performance condition based on the level of our Debt to EBITDA Ratio (as defined in the applicable grant letter). Certain percentages of the target award will be issued as of the end of the first 12 month period upon the attainment of certain Debt to EBITDA Ratios. Subject to the level of performance attained, the target award may be increased to 150% of target or decreased to zero.

•	A target award of 46,825 shares that contains a performance condition based on the annual average return over capital costs (“ROCC”). The target award will be adjusted based on our ROCC performance for the thirty-six months ended December 31, 2010 compared to the ROCC performance of our Peer Group (as defined in the applicable grant letter). Subject to the level of performance attained, the target award may be increased to 150% of the target or decreased to zero.

•	A target award of 46,825 shares that contains a market condition based on the percentage return on Common Stock purchased on January 2, 2008 and held through December 31, 2010, including reinvestment of all dividends paid thereon during such period (the “Total Shareholder Return”). The target award will be adjusted based on our Total Shareholder Return for the thirty-six months ended December 31, 2010 compared to the Total Shareholder Return performance of our Peer Group (as defined). Subject to the level of performance attained, the target award may be increased to 150% of the target or decreased to zero.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	A target award of 6,900 shares that contains a performance condition based on the operating income of one of our segments. The target award may be adjusted based on the attainment of certain operating income levels during the 12 months ended December 31, 2008. Subject to the level of performance obtained, the target award may be increased to 125% of the target or decreased to zero.
     The first three target awards, as described above, will vest at the percent of target achieved upon completion of service to March 19, 2011, unless forfeited before such date. The last target award, as described above, will vest at the percent of target achieved upon completion of service to March 19, 2009, unless forfeited before such date. Expense is recognized on the shares granted with a performance condition and service condition on a straight-line basis over the explicit service period because we estimate that it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition on a straight-line basis over the requisite service period which is based on the explicit service period. The restricted stock grants with a market condition were valued using a Monte Carlo simulation at $38.85 per share. The significant assumptions used in valuing these grants were: an expected volatility of 42.3%, expected dividends of 1.4%, and a risk free rate of 1.68%. We estimated the expected forfeiture rate to be 4.7%.
     There was approximately $18.1 million of total unrecognized compensation cost related to all unvested restricted shares as of March 31, 2008 that will be recognized over a weighted average remaining vesting period of 2.2 years.
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
     In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe any such costs, if any, would be insignificant. Additional information on the four sites follows:
•	Contamination was discovered at the time of the Gulf States acquisition in June 2005 at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition, but have limited indemnification rights with respect to this contamination. We would expect to assert various defenses under applicable laws with respect to this contamination.

•	One of these sites is one of our former locations that is involved in an investigation under the state hazardous waste sites program. It is expected that any potential issues will be handled through administrative controls, such as a deed restriction, rather than remediation.

•	It is believed that the contamination discovered at one of the sites was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by the oil release.
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
     During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs from a third party for a site we previously acquired. The recovery reduced the line item “cost of goods sold” on our condensed consolidated statements of income.
Guarantees
     We have made the following guarantees as of March 31, 2008:
•	We have a 49% ownership interest in Seven Hills. The partners guarantee funding of net losses in proportion to their share of ownership.

•	As part of the Southern Container Acquisition we have an unconsolidated subsidiary for which we guarantee certain debt in an amount less than $5 million.

•	We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.
     Over the past several years, we have disposed of assets and/or subsidiaries and have retained liabilities. The related agreements contain representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental laws; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or by the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount.
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
Note Receivable
     We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending March 31, 2008 and September 30, 2007. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.
Seven Hills Option
     Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2011. We have not recorded any liability for our partner’s right to put its interest in Seven Hills. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $17 million at March 31, 2008, which would result in a purchase price of approximately 60% of our partner’s net equity reflected on Seven Hills’ March 31, 2008 balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 13. Segment Information
     In the first quarter of fiscal 2008 we changed the name of our Packaging Products segment to Consumer Packaging to more clearly describe the segment and we reorganized our segments to move our St. Paul, MN recycled corrugated medium mill into our Corrugated Packaging segment in the second quarter of fiscal 2008. The financial statements presented have been reclassified for all periods presented to reflect this reorganization. We have included the results of Southern Container’s operations in our condensed consolidated financial statements since the March 2, 2008 acquisition effective date in our Corrugated Packaging segment.
     The following table shows certain operating data for our segments (in millions). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. We report these items as non-allocated expenses or in other line items in the table below after Total segment income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales (aggregate):
Consumer Packaging	$336.0	$312.8	$663.3	$615.9
Paperboard	233.7	210.4	447.5	400.7
Corrugated Packaging	114.2	61.6	176.6	118.7
Merchandising Displays	94.3	82.6	176.3	143.5

Total	$778.2	$667.4	$1,463.7	$1,278.8

Less net sales (intersegment):
Consumer Packaging	$3.2	$1.4	$5.7	$2.1
Paperboard	81.6	74.6	161.9	146.9
Corrugated Packaging	7.3	5.7	13.7	10.2
Merchandising Displays	0.2	—	0.2	—

Total	$92.3	$81.7	$181.5	$159.2

Net sales (unaffiliated customers):
Consumer Packaging	$332.8	$311.4	$657.6	$613.8
Paperboard	152.1	135.8	285.6	253.8
Corrugated Packaging	106.9	55.9	162.9	108.5
Merchandising Displays	94.1	82.6	176.1	143.5

Total	$685.9	$585.7	$1,282.2	$1,119.6

Segment income:
Consumer Packaging	$16.4	$13.1	$32.7	$24.8
Paperboard	22.2	23.4	41.3	43.1
Corrugated Packaging	4.9	5.9	9.5	11.9
Merchandising Displays	13.7	12.2	21.7	17.3

Total segment income	57.2	54.6	105.2	97.1
Restructuring and other costs, net	(0.8)	(1.2)	(3.8)	(1.7)
Non-allocated expenses	(6.4)	(5.3)	(12.9)	(11.2)
Interest expense	(21.6)	(12.3)	(33.4)	(25.3)
Interest and other income, net	0.1	—	—	0.2
Minority interest in income of consolidated subsidiaries	(1.2)	(1.1)	(2.1)	(3.0)

Income before income taxes	27.3	34.7	53.0	56.1
Income tax expense	(10.2)	(13.0)	(18.4)	(19.3)

Net income	$17.1	$21.7	$34.6	$36.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     We have provided a summary of our identifiable assets and goodwill as of March 31, 2008 and September 30, 2007 in the table below (in millions):

	March 31,	September 30,
	2008	2007
Identifiable assets:
Consumer Packaging	$656.8	$688.4
Paperboard	827.0	830.4
Corrugated Packaging	1,315.7	91.6
Merchandising Displays	177.3	162.2
Assets held for sale	2.9	1.8
Corporate	61.6	26.3

Total	$3,041.3	$1,800.7

     The changes in the carrying amount of goodwill for the six months ended March 31, 2008 are as follows (in millions):

	Consumer		Corrugated
	Packaging	Paperboard	Packaging	Merch. Displays	Total
Balance as of September 30, 2007	$93.1	$224.9	$18.5	$28.0	$364.5
Goodwill acquired	—	—	425.9	—	425.9
Translation adjustment	(1.4)	—	(0.2)	—	(1.6)

Balance as of March 31, 2008	$91.7	$224.9	$444.2	$28.0	$788.8

     The goodwill acquired is primarily associated with the Southern Container Acquisition. In the second quarter of fiscal 2008 we reorganized our segments to move the St. Paul, MN recycled corrugated medium mill into our Corrugated Packaging segment from our Paperboard segment. The goodwill was reassigned to the reporting units affected based on their relative fair value. The balances as of September 30, 2007 in the table above reflect the reclassification of $18.5 million of goodwill from the Paperboard segment to the Corrugated Packaging segment.

     PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2007, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2007 Form 10-K, which we filed with the SEC on November 28, 2007. The table in “Note 13. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our segments.
Overview
     On March 5, 2008, we acquired Southern Container Corp., an integrated manufacturer of containerboard and corrugated packaging that we believe has one of the lowest system costs and the highest EBITDA margins of any major integrated containerboard company in North America. Southern Container consisted primarily of a 720,000 ton per year containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, Rock-Tenn becomes the eighth largest manufacturer of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual capacity of approximately 2.3 million tons of paperboard and containerboard and pro forma annual revenues of approximately $3.0 billion. The acquisition adds highly integrated low cost assets to our Corrugated Packaging segment. The Solvay Mill is highly integrated with Southern Container’s box plant system. Approximately 69% of Solvay’s shipments are integrated either through direct sales or trade swaps. Our St. Paul corrugated medium mill, by comparison, is approximately two-thirds integrated primarily through trade swaps. Including the acquisition, we produce approximately 900,000 tons of containerboard annually and will consume approximately 760,000 tons of containerboard. We have included the results of Southern Container’s operations in our financial statements since that the March 2nd effective date in our Corrugated Packaging segment. We financed the acquisition with $1.2 billion of new senior secured credit facilities and $200 million of 9.25% senior notes due March 2016. See “Note 5. Acquisitions” and “Note 9. Debt”, respectively, of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.
     Net income decreased $4.6 million in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 primarily as a result of specific pre-tax charges aggregating $13.7 million relating to the Southern Container Acquisition. These charges consisted of $7.1 million of acquisition inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.8 million of unamortized financing fees from our prior credit facility, $1.1 million of integration costs and $0.7 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. Acquisition accounting required us to step up the value of the inventory acquired which effectively eliminates the profit that we realize upon the sale of that inventory. This write up reduced our pre-tax income as the acquired inventory was sold and charged to cost of sales. We expect the third quarter of fiscal 2008 to be negatively impacted by approximately $3 million as the remaining acquired inventory is sold. Additionally, we expect to expense approximately $8 million of additional deferred compensation and retention bonus expense funded into escrow through a purchase price reduction from Southern Container’s stockholders over the next eleven months. Operating profit increased $2.1 million in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 based on higher earnings in our Consumer Packaging and Merchandising Displays operations. Sales in each of our business segments increased reflecting higher volumes and increased sales prices. Average recycled fiber costs, chemical costs and freight costs were higher in the second quarter of fiscal 2008 than in the prior year quarter.

Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2007	$533.9	$585.7	$1,119.6	$591.4	$604.8	$2,315.8
2008	$596.3	$685.9	$1,282.2
% Change	11.7%	17.1%	14.5%
     Net sales in the second quarter of fiscal 2008 increased $100.2 million compared to the second quarter of fiscal 2007 primarily due to the Southern Container Acquisition, which contributed net sales of $51.5 million, and to increased volume and pricing, primarily in our Consumer Packaging, Merchandising Displays and Paperboard segments.
     Net sales in the six months ended March 31, 2008 increased $162.6 million compared to the six months ended March 31, 2007 primarily due to increased volume and pricing, primarily in our Consumer Packaging, Merchandising Displays and Paperboard segments and the Southern Container Acquisition, which contributed net sales of $51.5 million.
Cost of Goods Sold

	First	Second	Six Months	Third	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2007	$436.3	$473.3	$909.6	$472.2	$488.4	$1,870.2
(% of Net Sales)	81.7%	80.8%	81.2%	79.8%	80.8%	80.8%
2008	$489.3	$560.0	$1,049.3
(% of Net Sales)	82.1%	81.6%	81.8%
     Cost of goods sold as a percentage of net sales increased in the second quarter of fiscal 2008 compared to the prior year second quarter primarily as rising material costs and the impact of the inventory step up described above were partially offset by the higher margin Southern Container sales. Average recycled fiber costs increased $30 per ton over the prior year quarter. We believe recycled fiber costs in the second quarter of fiscal 2008 decreased pre-tax income by approximately $8.1 million compared to the prior year quarter. Excluding the impact of Southern Container, in the current year quarter we experienced increased energy costs of approximately $3.8 million and increased freight expense of $3.0 million. Partially offsetting these amounts, we incurred reduced pension expense of $1.2 million, excluding Southern Container.
     Cost of goods sold as a percentage of net sales increased in the six months ended March 31, 2008 compared to the prior year period primarily due to rising material costs and the impact of the acquisition inventory step up costs which more than offset the 29 days of higher margin Southern Container sales included in the second quarter of fiscal 2008. Average recycled fiber costs increased $39 per ton over the prior year period. We believe recycled fiber costs in the first six months of fiscal 2008 decreased pre-tax income by approximately $20.8 million compared to the prior year period. Excluding the impact of Southern Container, in the six months ended March 31, 2008 we experienced increased energy costs of approximately $5.7 million, increased freight expense of $3.2 million and increased workers’ compensation expense of $1.1 million. We also experienced higher costs associated with our Dallas mill due to a dryer section failure and rebuild in December 2007. Partially offsetting these amounts, during the first six months of fiscal 2008, excluding Southern Container, we received approximately $1.7 million in recovery of previously expensed environmental remediation costs and incurred reduced pension expense of $2.4 million.
Selling, General and Administrative Expenses

	First	Second	Six Months	Third	Fourth Fiscal
($ In Millions)	Quarter	Quarter	Ended 3/31	Quarter	Quarter	Year
2007	$61.3	$63.5	$124.8	$65.7	$68.6	$259.1
(% of Net Sales)	11.5%	10.8%	11.1%	11.1%	11.3%	11.2%
2008	$65.2	$75.3	$140.5
(% of Net Sales)	10.9%	11.0%	11.0%
     Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 due primarily to increased employee compensation expenses and increased bad debt expense. SG&A expenses in the second quarter of fiscal 2008 were

$11.8 million higher than in the prior year second quarter due primarily to the SG&A from the Southern Container Acquisition. Excluding the impact of Southern Container, SG&A salaries increased $1.6 million, commissions expense increased $1.3 million on increased sales, and bonus expense increased $1.3 million.
     SG&A expenses decreased as a percentage of net sales in the six months ended March 31, 2008 compared to the six months ended March 31, 2007 due primarily to increased net sales from higher volumes and prices. SG&A expenses in the first six months of fiscal 2008 were $15.7 million higher than in the prior year period due primarily to the SG&A associated with the Southern Container locations we acquired. Excluding the impact of Southern Container, SG&A salaries increased $3.1 million, commissions expense increased $2.1 million on increased sales, and bonus expense increased $0.9 million.
Restructuring and Other Costs, Net
     We recorded aggregate pre-tax restructuring and other costs of $0.8 million and $1.2 million in the second quarter of fiscal 2008 and 2007, respectively. We recorded aggregate pre-tax restructuring and other costs of $3.8 million and $1.7 million in the six months ended March 31, 2008 and 2007, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Equity in Income (Loss) of Unconsolidated Entities
     Equity in income (loss) of unconsolidated entities in the second quarter of fiscal 2008 was income of $0.2 million compared to income of $0.4 million in the second quarter of fiscal 2007. The second quarter of fiscal 2008 includes our share of our Seven Hills, DSA and QPSI investments as well as 29 days of our Pohlig and Greenpine investments acquired in the Southern Container Acquisition. The second quarter of fiscal 2007 includes our share of our Seven Hills and QPSI investments.
     Equity in income (loss) of unconsolidated entities in the six months ended March 31, 2008 was a loss of $0.1 million compared to income of $0.7 million in the six months ended March 31, 2007. The six months of fiscal 2008 includes our share of our Seven Hills, DSA and QPSI investments as well as 29 days of our Pohlig and Greenpine investments acquired in the Southern Container Acquisition. The six months ended March 31, 2007 includes our share of our Seven Hills investment and four months of our QPSI investment.
Interest Expense
     Interest expense for the second quarter of fiscal 2008 increased $9.3 million to $21.6 million from $12.3 million for the same quarter last year as a result of the Southern Container Acquisition. Included in the second quarter of fiscal 2008 was a $3.0 million bridge financing fee and $1.9 million of deferred financing expenses from our prior credit facility. The increase in our average outstanding borrowings increased interest expense by approximately $4.0 million and interest rates, net of swaps, were relatively unchanged and increased interest expense by approximately $0.1 million. Additionally, increased deferred financing cost amortization accounted for $0.3 million.
     Interest expense for the six months ended March 31, 2008 increased $8.1 million to $33.4 million from $25.3 million for the same quarter last year. The increase in interest expense was a result of the Southern Container Acquisition we closed in March 2008. Included in the six months of fiscal 2008 were bridge financing and deferred financing expenses aggregating $4.9 million associated with the transaction. The increase in our average outstanding borrowings increased interest expense by approximately $2.9 million. Increased deferred financing cost amortization accounted for $0.3 million.
Interest and Other Income, net
     Interest and other income, net for the second quarter of fiscal 2008 was $0.1 million and interest income for the six months ended March 31, 2007 was $0.2 million.

Minority Interest in Income of Consolidated Subsidiaries
     In January 2007 we acquired the remaining 40% minority interest in Fold-Pak. Minority interest in income of our consolidated subsidiaries for the second quarter of fiscal 2008 increased to $1.2 million from $1.1 million in the second quarter of fiscal 2007 primarily as a result of the addition of businesses acquired in the Southern Container Acquisition, which approximately offset the prior year Fold-Pak amount. Minority interest in income of our consolidated subsidiaries for the six months ended March 31, 2008 decreased to $2.1 million from $3.0 million in the six months ended March 31, 2007 primarily as a result of our acquisition of the remaining 40% minority interest in Fold-Pak in January 2007, which was partially offset by an increase as a result of the addition of businesses acquired in the Southern Container Acquisition. Earnings at our RTS subsidiary for the second quarter and first half of fiscal 2008 were relatively flat compared to the prior year quarter and prior year first half.
Provision for Income Taxes
     We recorded income tax expense of $10.2 million in the second quarter of fiscal 2008 compared to $13.0 million in the second quarter of last year. The second quarter of fiscal 2008 and 2007 effective rate was approximately 37.4% and 37.5%, respectively.
     Income tax expense was $18.4 million for the six months ended March 31, 2008 compared to $19.3 million in the same period last year. The effective rate for the six months ended March 31, 2008 was approximately 34.7%, which was primarily due to the inclusion of a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008. Our effective tax rate for the six months ended March 31, 2007 was approximately 34.4%, which included a net tax benefit of $1.4 million recorded in the first quarter of fiscal 2007 primarily due research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the federal research and development tax credits by the U.S. Government, and changes in estimates. We expect our marginal effective income tax rate to be approximately 37%.
Results of Operations (Segment Data)
Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$303.1	$11.7	3.9%
Second Quarter	312.8	13.1	4.2

Six Months Ended March 31, 2007	615.9	24.8	4.0%

Third Quarter	319.0	12.4	3.9
Fourth Quarter	326.0	12.1	3.7

Fiscal 2007	$1,260.9	$49.3	3.9%

First Quarter	$327.3	$16.3	5.0%
Second Quarter	336.0	16.4	4.9

Six Months Ended March 31, 2008	$663.3	$32.7	4.9%

Net Sales (Consumer Packaging Segment)
     The 7.4% and 7.7% increase in net sales for the Consumer Packaging segment for the second quarter and first six months of fiscal 2008, respectively, compared to the prior year second quarter and first six months was due to higher sales of folding cartons and interior packaging products due to increases in volume and prices representing pass through of higher paperboard costs.
Segment Income (Consumer Packaging Segment)
     Segment income of the Consumer Packaging segment for the quarter ended March 31, 2008 increased 25.2% compared to the prior year second quarter primarily due to productivity improvements and operating efficiencies, and sales price increases to recover previous cost increases.

     Segment income of the Consumer Packaging segment for the six months ended March 31, 2008 increased 31.9% compared to the six months ended March 31, 2007 primarily due to productivity improvements and operating efficiencies, and sales price increases to recover previous cost increases, and decreased pension expense of $1.3 million.
Paperboard and Containerboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)
     The table below includes recycled paperboard, bleached paperboard and market pulp tons shipped in our Paperboard segment as well as the tons shipped from our two containerboard mills in our Corrugated Packaging segment and the average price per ton of the aggregated group.

	Coated and
	Specialty
	Recycled	Bleached			Average
	Paperboard	Paperboard	Market Pulp	Containerboard	Price
	Tons	Tons	Tons	Tons	(a)(c)
	Shipped (a)	Shipped	Shipped	Shipped (b)	(Per Ton)
	(In thousands, except Average Price Per Ton)
First Quarter	221.5	74.0	20.9	44.6	$558
Second Quarter	223.0	82.2	24.6	46.2	571

Six Months Ended March 31, 2007	444.5	156.2	45.5	90.8	565
Third Quarter	225.1	90.1	25.6	45.3	588
Fourth Quarter	223.5	88.7	24.8	46.8	596

Fiscal 2007	893.1	335.0	95.9	182.9	$578

First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587

Six Months Ended March 31, 2008	446.1	164.5	49.0	146.8	593

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b)	Containerboard tons shipped includes corrugated medium and linerboard, which include the Solvay Mill tons beginning in March 2008.

(c)	Beginning in the second quarter of fiscal 2008, Average Price Per Ton includes coated and specialty recycled paperboard, containerboard bleached paperboard and market pulp.
Paperboard Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$190.3	$19.7	10.4%
Second Quarter	210.4	23.4	11.1

Six Months Ended March 31, 2007	400.7	43.1	10.8%

Third Quarter	227.2	32.3	14.2
Fourth Quarter	227.5	28.3	12.4

Fiscal 2007	$855.4	$103.7	12.1%

First Quarter	$213.8	$19.1	8.9%
Second Quarter	233.7	22.2	9.5%

Six Months Ended March 31, 2008	$447.5	$41.3	9.2%

Net Sales (Paperboard Segment)
     Our Paperboard segment net sales in the second quarter of fiscal 2008 increased 11.1% compared to the second quarter of fiscal 2007 due to higher pricing across all paperboard grades. Bleached paperboard and market pulp tons shipped increased 3.3% and 12.9%, respectively, and recycled paperboard tons shipped increased 2.7%.

     Paperboard segment net sales in the six months ended March 31, 2008 increased 11.7% compared to the six months ended March 31, 2007 primarily due to the factors stated above.
Segment Income (Paperboard Segment)
     Segment income attributable to the Paperboard segment for the second quarter of fiscal 2008 decreased $1.2 million compared to the prior year second quarter primarily due to rising fiber and energy costs. Average recycled fiber costs increased approximately $8.1 million, or $30 per ton, over the prior year quarter. Energy costs increased approximately $3.6 million, freight expense increased $1.1 million, and bad debt expense increased $1.0 million. These higher costs were largely offset by increases in selling prices over the prior year quarter.
     Segment income attributable to the Paperboard segment for the six months ended March 31, 2008 decreased $1.8 million compared to the prior year period primarily due to rising fiber and energy costs. Average recycled fiber costs increased approximately $20.8 million, or $39 per ton, over the prior year period. During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs, which was largely offset by the impact of a dryer section failure and rebuild in our Dallas mill in December 2007. Energy costs increased approximately $4.9 million, freight expense increased $1.1 million, and bad debt expense increased $1.0 million. These higher costs were largely offset by increases in selling prices over the prior year period and a $1.0 million decrease in pension expense over the prior year period.
Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$57.1	$6.0	10.5%
Second Quarter	61.6	5.9	9.6

Six Months Ended March 31, 2007	118.7	11.9	10.0%

Third Quarter	61.1	3.8	6.2
Fourth Quarter	62.7	3.2	5.1

Fiscal 2007	$242.5	$18.9	7.8%

First Quarter	$62.4	$4.6	7.4%
Second Quarter	114.2	4.9	4.3%

Six Months Ended March 31, 2008	$176.6	$9.5	5.4%

Net Sales (Corrugated Packaging Segment)
     Net sales of the Corrugated Packaging segment increased $52.6 million in the second quarter of fiscal 2008 compared to the prior year second quarter due to the Southern Container Acquisition, which contributed net sales of $51.5 million, and increased volumes and sales prices.
     Net sales of the Corrugated Packaging segment increased $57.9 million in the six months ended March 31, 2008 compared to the prior year period due to the Southern Container Acquisition, which contributed net sales of $51.5 million, and increased volumes and sales prices.
Segment Income (Corrugated Packaging Segment)
     Segment income attributable to the Corrugated Packaging segment for the second quarter of fiscal 2008 decreased $1.0 million compared to the prior year second quarter due to lower segment income from our legacy recycled corrugated medium plant resulting from higher fiber and energy costs, which more than offset the increased income in our legacy corrugated plants. In the second quarter of fiscal 2008, acquisition accounting required us to step up the value of the inventory acquired which effectively eliminates the profit that we realize upon the sale of that inventory. This write up reduced our pre-tax income in the quarter by approximately $7.1 million as the acquired inventory was sold and charged to cost of sales. We expect the third quarter of fiscal 2008 to be negatively impacted by approximately $3 million as the remaining inventory acquired in the Southern Container Acquisition is sold.

     Segment income attributable to the Corrugated Packaging segment for the six months ended March 31, 2008 decreased $2.4 million compared to the prior year period due primarily to the factors stated above.
Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$60.9	$5.1	8.4%
Second Quarter	82.6	12.2	14.8

Six Months Ended March 31, 2007	143.5	17.3	12.1%

Third Quarter	76.8	10.8	14.1
Fourth Quarter	85.5	10.6	12.4

Fiscal 2007	$305.8	$38.7	12.7%

First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.7	14.5%

Six Months Ended March 31, 2008	$176.3	$21.7	12.3%

Net Sales (Merchandising Displays Segment)
     Net sales for the Merchandising Displays segment increased $11.7 million in the second quarter of fiscal 2008 compared to the prior year second quarter, and increased $32.8 million in the six months ended March 31, 2008 compared to the prior year period. The increase was primarily due to higher volumes on strong demand for promotional displays.
Segment Income (Merchandising Displays Segment)
     Segment income attributable to the Merchandising Displays segment for the second quarter of fiscal 2008 increased $1.5 million, or 12.3%, compared to the prior year second quarter, and for the six months ended March 31, 2008 increased $4.4 million, or 25.4%, compared to the prior year period. The increase in display sales enabled us to better leverage our fixed costs.
Significant Changes in Balance Sheet Accounts
     As a result of the Southern Container Acquisition and the corresponding preliminary allocation of the purchase price, our assets and liabilities have increased materially. See “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein for a summary of the assets and liabilities assumed. Additionally, see "Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements for the changes in debt.
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
     Cash and cash equivalents was $56.6 million at March 31, 2008, and $10.9 million at September 30, 2007. The increase in cash is due primarily to cash received in the Southern Container Acquisition to support the Solvay IDBs working capital requirements. Our debt balance at March 31, 2008 was $1,854.5 million and $722.3 million at September 30, 2007, an increase of $1,132.2 million. The increase was the result of the debt incurred to finance the Southern Container Acquisition. We are exposed to changes in interest rates as a result of our debt. We use interest rate swap instruments to manage the interest rate characteristics of portions of our outstanding debt. At the inception of the swaps we designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional amount of $200.0 million. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps. On January 31, 2008, we entered into two forward starting floating-to-fixed interest rate swaps of an initial notional amount aggregating $550.0 million. These swaps are tiered and the notional amounts will decline through April 2012. These swaps are based on the one-month LIBOR rate, at an average rate of 3.11%, plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of floating rate debt.
     On March 5, 2008, we and certain of our subsidiaries entered into the Credit Facility which replaced the June 6, 2005 Senior Credit Facility. The Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $1.2 billion. The Credit Facility is pre-payable at any time. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million 2013 Senior Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012;  the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the 2013 Senior Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. At March 31, 2008, we would have been able to an incremental $254.3 million, under the revolving credit portion of the Credit Facility. We have aggregate outstanding letters of credit under this facility of approximately $35.3 million. On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. The unsecured notes were issued pursuant to an Indenture, dated as of March 5, 2008, by and among Rock-Tenn, the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility) and HSBC Bank USA, National Association, as Trustee. The Indenture contains financial and restrictive covenants, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. On November 16, 2007, we amended our 364-day receivables backed facility and increased its size from $100.0 million to $110.0 million. The new facility is scheduled to expire on November 15, 2008. Accordingly, such borrowings are classified as current at March 31, 2008 and non-current at September 30, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At March 31, 2008 and September 30, 2007 we had $110.0 million and $100.0 million, respectively, outstanding under the facility. In April 2008, our board of directs approved the increase of our Receivables Facility from $110.0 million to $200.0 million. We expect to act upon that approval later in the year. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.
     Net cash provided by operating activities during the six months ended March 31, 2008 and 2007 was $35.0 million and $69.2 million, respectively. The decrease was primarily due to the use of funds for the payment of accrued liabilities, primarily bonuses, an increase in our pension contributions, an increase in accounts receivables resulting from increased revenues and an increase in other assets.
     Net cash used for investing activities was $844.0 million during the six months ended March 31, 2008 compared to $74.7 million for the comparable period of the prior year. Net cash used for investing activities in the first six months of fiscal 2008 consisted primarily of $808.4 million related to the Southern Container Acquisition and $37.2 million of capital expenditures. Net cash used for investing activities in the first six months of fiscal 2007 consisted primarily of $40.8 million of capital expenditures, $32.0 million to acquire the remaining 40% interest in Fold-Pak, and $8.6 million to acquire our interest in QPSI in our Merchandising Displays segment.
     Net cash provided by financing activities was $854.4 million during the six months ended March 31, 2008 compared to $9.8 million in the same period last year. In the first six months of fiscal 2008 net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $888.5 million. Partially offsetting these amounts primarily were $27.3 million of debt issuance costs related to the Southern Container Acquisition and cash dividends paid to shareholders of $7.6 million. In the first six months of fiscal 2007 net cash provided by financing activities consisted primarily of $30.0 million in issuances of common stock and $14.2 million for tax benefits from share-based compensation, offset by net repayments of debt of $20.7 million and cash dividends paid to shareholders of $7.4 million. In the first six months of fiscal 2007, cash from the issuance of common stock increased due to the exercise of stock options for approximately 2.2 million shares.
     Our capital expenditures aggregated $37.2 million during the six months ended March 31, 2008. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $90 to $95 million in fiscal 2008, including Southern Container. Included in our capital expenditures estimate is approximately $5.8 million for capital expenditures that we expect to spend during fiscal 2008 in connection with matters relating to environmental compliance.
     Based on current facts and assumptions, we expect cash tax payments to be less than income tax expense in fiscal 2008, 2009 and 2010, respectively.
     In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of March 31, 2008. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 12. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.
     During fiscal 2008 we have minimum pension contributions of approximately $16 million to make to the U.S. Qualified Plans. Based on current facts and assumptions, we anticipate contributing approximately $18 million to the U.S. Qualified Plans in fiscal 2009. However, it is possible that we may decide to contribute an amount greater than the minimum required funding in either of those years.
     In April 2008, our board of directors approved our May 2008 quarterly dividend of $0.10 per share, in February 2008 and November 2007 we paid quarterly dividends of $0.10 per share, indicating an annualized dividend of $0.40 per share in fiscal 2008 on our Common Stock.
     We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities to finance acquisitions.
Contractual Obligations
     For a discussion of contractual obligations, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” section in our Fiscal 2007 Form 10-K. There have been no material developments with respect to contractual obligations outside the ordinary course of our business except for the incurrence of debt and the assumption of a steam supply agreement at the Solvay mill acquired in the Southern Container Acquisition. For additional information on our expected future debt repayments see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements. The Solvay mill steam supply contract expires December 2018. To arrive at the obligation for the steam supply agreement management made estimates and assumptions about the obligation including but not limited to volume and future cost escalators. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table. The contract is cancellable subject to certain penalties.
     As of March 31, 2008, the estimated purchase obligations under the steam supply contract at the Solvay mill for the remainder of fiscal 2008, succeeding five fiscal years and thereafter are as follows (in millions):

2008	$9.0
2009	19.2
2010	21.1
2011	22.1
2012	22.9
2013	23.7
Thereafter	144.5

Total purchase obligations	$262.5

New Accounting Standards
     See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Forward-Looking Statements
     Statements made in this report constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the results and impacts of the Southern Container Acquisition, including cost reductions, synergies and transitional costs to achieve the synergies and the timing of such costs and synergies; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2008; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates and future cash tax payments; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2007 Form 10-K and “Item 1A. “Risk Factors” below. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a complete discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2007 Form 10-K.
     As a result of the Southern Container Acquisition our exposure to market risk from the changes in interest rates and commodity prices has increased.
Interest Rates
     We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at March 31, 2008, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would increase by approximately $5.0 million annually. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
Commodities
   Fiber
     The principal raw material that we use in the production of recycled paperboard and containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 57% of our fiscal 2007 fiber purchases. The remaining 43% of our fiber purchases consists of a number of other grades of recycled paper. The Solvay mill acquired in the Southern Container Acquisition purchases approximately 800,000 tons of OCC annually. A hypothetical 10% increase in total fiber prices could increase our costs by approximately $14 million annually for the Solvay mill. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.
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

Southern Container
     In 2005, the Onondaga Nation (“Onondaga”), filed a lawsuit in the United States District Court of the Northern District of New York against the State of New York, Governor Pataki, Onondaga County, The City of Syracuse, and five corporate defendants, which do not include Southern Container, alleging that property owned by the Onondaga and other Indian nations was unlawfully acquired by the State of New York in violation of the federal Indian Trade and Intercourse Acts, the United States Constitution, The Treaty of Fort Stanwick in 1784 and The Treaty of Canandaigua of 1794. The action seeks a declaratory judgment holding that the conveyances of property to the State of New York under six treaties entered into in the late 1700s and early 1800s are null and void and the land remains the property of the Onondagas and other Indian nations. The properties that are the subject of the litigation are located in portions of each of the New York counties of Broome, Cayuga, Chenango, Cortland, Jefferson, Lewis, Madison, Onondaga, Oswego, Tompkins, and Tioga, and include the properties on which our Solvay mill and Camillus, New York box plant are located. Management does not believe that the litigation would reasonably be expected to have a material adverse effect on Rock-Tenn and its subsidiaries taken as a whole.
Item 1A. RISK FACTORS
     For a complete discussion of certain of the risk factors to which we are exposed, see the “Risk Factors” section in our Fiscal 2007
Form 10-K.
Risks Relating to the Southern Container Acquisition
     As a result of the Southern Container Acquisition, we acquired Southern Container subject to all of its liabilities, including contingent liabilities. If there are unknown Southern Container obligations, our business could be materially and aversely affected. We may learn additional information about Southern Container’s business that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. We have limited indemnification rights in respect of regulatory compliance and litigation matters, as well as known contingent liabilities. There is no assurance that these matters subject to indemnification will not exceed the limit on our indemnification. As a result, our business could be materially and adversely affected.
     The integration of Southern Container requires the focused attention of our management team, including a significant commitment of their time and resources. The need for both our and Southern Container’s management to focus on integration matters could disrupt our ongoing businesses and have a material adverse impact on our business.
     The pro forma combined financial information included in this report, or filed under Form 8-K, may not represent the financial information that will result from operations of the combined companies. In addition, the pro forma combined financial information presented is based in part on certain assumptions we believe are reasonable. However, we cannot assure you that our results will be in the future.
     In connection with the Southern Container Acquisition, we incurred a substantial amount of indebtedness. At March 31, 2008, after giving effect to the Southern Container Acquisition and the financing incurred in connection with the acquisition, our total debt (including current portion of debt) was $1,854.5 million and we have $289.6 million of availability under our new Credit Facility (excluding the letters of credit). Our substantial indebtedness could have important consequences, including: making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts to fund working capital and other purposes; requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt; making us more vulnerable to adverse changes general economic, industry and government regulations; placing us at a competitive disadvantage compared with those of our competitors with less debt; and exposing us to risks in inherent interest rate fluctuations because some of our borrowings are at variable rates. In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If this happens and we are not able to refinance our debt, sell additional debt or equity securities or our assets on favorable terms, if at all, it may negatively affect our ability to generate revenues.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of shareholders on January 25, 2008 at which we submitted the following matters to a vote of our shareholders:
(a) Election of Directors
     Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2011 were as follows:

	For	Withheld
J. Hyatt Brown	20,748,086	13,552,868
Robert M. Chapman	34,077,042	223,912
Russell M. Currey	33,866,375	434,579
G. Stephen Felker	34,117,013	183,941
     Votes cast for or withheld regarding one individual nominated for election to serve on our board of directors for a term expiring in 2009 was as follows:

	For	Withheld
Bettina M. Whyte	34,059,420	241,534
     Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2009	Term expiring in 2010
John D. Hopkins	Stephen G. Anderson
James A. Rubright	Robert B. Currey
James E. Young	L. L. Gellerstedt, III
John W. Spiegel
(b) Other Matters
     Votes cast for or against, as well as the number of abstentions and broker non-votes regarding each other matter voted upon at the meeting, were as follows:

				Broker Non-
	For	Against	Abstain	Vote
Ratify the Appointment of Ernst & Young LLP to Serve as Independent Registered Public Accounting Firm	33,677,522	621,002	2,430	—
Item 6. EXHIBITS
     See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY (Registrant)

Date: May 9, 2008	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY
INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

Exhibit 2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

Exhibit 3.4	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

Exhibit 4.1	The rights of the Registrant’s equity security holders are defined in Article II of the Restated and Amended Articles of Incorporation of the Registrant and Article II of the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation. See Exhibits 3.1 and 3.2.

Exhibit 4.2	Indenture, dated as of March 5, 2008, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

Exhibit 4.3	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

Exhibit 10.2*	Employment Agreement between Southern Container Corp. and James B. Porter III, dated as of January 1, 2006.

Exhibit 10.3*	Amended and Restated Earnings Share Units between Southern Container Corp. and James B. Porter III, dated as of February 27, 2006.

Exhibit 10.4*	First Amendment to Employment Agreement and Amended and Restated Earnings Share Units Agreement between James B. Porter III and Rock-Tenn Company, dated as of January 8, 2008, effective as of March 5, 2008.

Exhibit 10.5*	Amendment No. 2 to Rock-Tenn Company 2004 Incentive Stock Plan.

Exhibit 23	Consent of Independent Accountants.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

Exhibit 99.1	The audited consolidated statements of Southern Container Corp. and Subsidiaries as of December 29, 2007 and December 30, 2006, the related audited consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the 52 weeks ended December 29, 2007, the 52 weeks ended December 30, 2006, and the 53 weeks ended December 31, 2005, and notes thereto.

*	Management contract or compensatory plan or arrangement.
Additional Exhibits
In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.