Form 10-Q
period 2008-06-30
Rock-Tenn CO
filed 2008-08-04
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2008
Class A Common Stock, $0.01 par value	38,170,063

ROCK-TENN COMPANY
INDEX

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$771.0	$591.4	$2,053.2	$1,711.0
Cost of goods sold	626.3	472.2	1,675.6	1,381.8

Gross profit	144.7	119.2	377.6	329.2
Selling, general and administrative expenses	85.4	65.7	225.9	190.5
Restructuring and other costs, net	3.7	0.6	7.5	2.3

Operating profit	55.6	52.9	144.2	136.4
Interest expense	(27.6)	(11.8)	(61.0)	(37.1)
Interest and other income (expense), net	0.8	(1.3)	0.8	(1.1)
Equity in income of unconsolidated entities	1.0	0.6	0.9	1.3
Minority interest in income of consolidated subsidiaries	(1.7)	(0.8)	(3.8)	(3.8)

Income before income taxes	28.1	39.6	81.1	95.7
Income tax expense	(9.3)	(14.4)	(27.7)	(33.7)

Net income	$18.8	$25.2	$53.4	$62.0

Weighted average diluted shares outstanding	38.4	40.1	38.2	39.6

Basic earnings per share:
Net income	$0.50	$0.64	$1.43	$1.61

Diluted earnings per share:
Net income	$0.49	$0.63	$1.40	$1.57

Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.29

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	June 30,	September 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$56.9	$10.9
Restricted cash	7.8	—
Accounts receivable (net of allowances of $8.8 and $5.4)	296.8	230.6
Inventories	279.0	224.4
Other current assets	34.0	26.8
Assets held for sale	—	1.8

Total current assets	674.5	494.5

Property, plant and equipment at cost:
Land and buildings	392.5	274.8
Machinery and equipment	1,818.3	1,368.6
Transportation equipment	18.3	10.8
Leasehold improvements	6.9	5.9

	2,236.0	1,660.1
Less accumulated depreciation and amortization	(888.7)	(822.6)

Net property, plant and equipment	1,347.3	837.5
Goodwill	737.3	364.5
Intangibles, net	183.6	67.6
Investment in unconsolidated entities	31.1	28.9
Restricted cash and marketable debt securities	11.4	—
Other assets	38.4	7.7

	$3,023.6	$1,800.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$247.2	$46.0
Accounts payable	239.5	161.6
Accrued compensation and benefits	76.6	73.8
Other current liabilities	73.2	63.5

Total current liabilities	636.5	344.9

Long-term debt due after one year	1,510.8	667.8
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	7.1	8.5

Total long-term debt	1,517.9	676.3

Accrued pension and other long-term benefits	36.9	47.3
Deferred income taxes	150.4	125.7
Other long-term liabilities	25.7	7.6
Commitments and contingencies (Note 12)

Minority interest	16.1	9.9
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,183,512 and 37,988,779 shares outstanding at June 30, 2008 and September 30, 2007, respectively	0.4	0.4
Capital in excess of par value	234.0	222.6
Retained earnings	397.0	357.8
Accumulated other comprehensive income	8.7	8.2

Total shareholders’ equity	640.1	589.0

	$3,023.6	$1,800.7

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$53.4	$62.0
Items in income not affecting cash:
Depreciation and amortization	96.6	77.5
Deferred income tax (benefit) expense	(0.4)	11.8
Share-based compensation expense	7.2	5.3
(Gain) loss on disposal of plant, equipment and other, net	(0.7)	0.5
Minority interest in income of consolidated subsidiaries	3.8	3.8
Equity in income of unconsolidated entities	(0.9)	(1.3)
Proceeds from (payment on) termination of cash flow interest rate hedges	6.9	(0.2)
Pension funding more than expense	(9.3)	(11.2)
Impairment adjustments and other non-cash items	0.3	1.0
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15.8)	(2.7)
Inventories	5.1	1.3
Other assets	(2.4)	(2.0)
Accounts payable	19.0	(9.6)
Income taxes payable	1.7	(0.4)
Accrued liabilities	(7.5)	5.2

Net cash provided by operating activities	157.0	141.0

Investing activities:
Capital expenditures	(59.7)	(58.7)
Cash paid for purchase of business (including amounts paid into escrow), net of cash received	(817.9)	(32.1)
Investment in unconsolidated entities	(0.2)	(9.5)
Return of capital from unconsolidated entities	0.6	6.3
Proceeds from sale of property, plant and equipment	6.3	2.6
Proceeds from property, plant and equipment insurance settlement	—	1.3

Net cash used for investing activities	(870.9)	(90.1)

Financing activities:
Proceeds from issuance of notes	198.6	—
Additions to revolving credit facilities	202.3	46.6
Repayments of revolving credit facilities	(195.3)	(72.5)
Additions to debt	764.0	22.1
Repayments of debt	(169.9)	(69.8)
Debt issuance costs	(26.5)	—
Restricted cash and investments	(0.4)	—
Issuances of common stock	2.4	29.7
Excess tax benefits from share-based compensation	1.0	14.4
Advances from (repayments to) unconsolidated entity	0.5	(5.9)
Cash dividends paid to shareholders	(11.4)	(11.4)
Cash distributions paid to minority interest	(5.3)	(2.7)

Net cash provided by (used for) financing activities	760.0	(49.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)

Increase in cash and cash equivalents	46.0	1.2
Cash and cash equivalents at beginning of period	10.9	6.9

Cash and cash equivalents at end of period	$56.9	$8.1

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$23.7	$7.8
Interest, net of amounts capitalized	41.5	35.0
See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:
     Liabilities assumed in the table below primarily reflect the March 5, 2008 acquisition of Southern Container Corp. (“Southern Container” and “Southern Container Acquisition”). In conjunction with the Southern Container Acquisition, we also assumed debt (in millions):

Nine Months Ended
June 30, 2008
Fair value of assets acquired, including goodwill	$1,185.1
Cash paid, net of cash received	817.9

Liabilities assumed	$367.2

Included in liabilities assumed are the following items:

Debt assumed in acquisition	$132.5
Cash payable to sellers in connection with the acquisition	113.1

Total debt assumed	$245.6

     For additional information on the Southern Container Acquisition and financing see "Note 5. Acquisitions” and “Note 9. Debt".
     In the third quarter of fiscal 2007, we contributed assets to our Display Source Alliance, LLC joint venture. The assets consisted primarily of equipment and inventory.
     In conjunction with this investment, we contributed the following assets (in millions):

	Nine Months Ended
	June 30,
	2008	2007
Assets contributed to joint venture	$—	$3.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2008
(Unaudited)
     Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries, including RTS Packaging, LLC (“RTS”), Fold-Pak, LLC (“Fold-Pak”), GraphCorr LLC, Schiffenhaus Canada, Inc. and Schiffenhaus California, LLC. We own 65% of RTS and conduct our interior packaging products business through RTS. At September 30, 2006 we owned 60% of Fold-Pak and conducted some of our folding carton operations through Fold-Pak. In January 2007, we acquired the remaining 40% of Fold-Pak. Following the Southern Container Acquisition in March 2008, we own 68% of GraphCorr LLC, 66.67% of Schiffenhaus Canada, Inc. and 50% of Schiffenhaus California, LLC, through which we conduct some of our graphics corrugated manufacturing operations. Our references to the business of Rock-Tenn Company do not include the following entities that we do not consolidate but account for on the equity method of accounting: Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), Display Source Alliance, LLC (“DSA”), Pohlig Brothers, LLC (“Pohlig”) or Greenpine Road, LLC (“Greenpine”). Pohlig and Greenpine were acquired in the Southern Container Acquisition. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, 45% of DSA, a business providing primarily permanent merchandising displays, 50% of Pohlig, a small folding carton manufacturer, and 50% of Greenpine, which owns the real property from which Pohlig operates.
Note 1. Interim Financial Statements
     Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2007 from the audited consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2008 and 2007, our financial position at June 30, 2008 and September 30, 2007, and our cash flows for the nine months ended June 30, 2008 and 2007.
     We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Fiscal 2007 Form 10-K”).
     The results for the three and nine months ended June 30, 2008 are not necessarily indicative of results that may be expected for the full year.
Note 2. New Accounting Standards
Recently Adopted Standards
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”) as of October 1, 2007. See “Note 7. Tax Provision”. We will be evaluating Southern Container’s tax positions in all jurisdictions where it is required to file income tax returns and applying the standards prescribed in FIN 48. Since Southern Container was a private company, FIN 48 did not apply to it prior to our acquisition. We anticipate completing our evaluation by September 30, 2008. However, based on our current preliminary analysis, we do not anticipate that the adoption of FIN 48 with respect to Southern Container will have a material impact on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Recently Issued Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB issued FASB Staff Position 157-2 that deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). Management is presently evaluating the impact, if any, upon adoption.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect of the implementation of SFAS 160 will have on the consolidated financial statements.
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
Note 3. Comprehensive Income
     The following are the components of comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$18.8	$25.2	$53.4	$62.0
Foreign currency translation adjustments	1.0	9.3	(3.5)	5.5
Reclassification of previously terminated hedges to earnings, net of tax	0.7	(0.8)	0.5	(2.1)
Net unrealized income (loss) on derivative instruments, net of tax	6.7	1.5	3.5	(0.2)

Comprehensive income	$27.2	$35.2	$53.9	$65.2

     The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$18.8	$25.2	$53.4	$62.0

Denominator:
Denominator for basic earnings per share — weighted average shares	37.5	39.3	37.4	38.4
Effect of dilutive stock options and restricted stock awards	0.9	0.8	0.8	1.2

Denominator for diluted earnings per share — weighted average shares and assumed conversions	38.4	40.1	38.2	39.6

Basic earnings per share:
Net income per share — basic	$0.50	$0.64	$1.43	$1.61

Diluted earnings per share:
Net income per share — diluted	$0.49	$0.63	$1.40	$1.57

     Options to purchase 0.3 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2008, respectively, because the effect would have been antidilutive. Options to purchase 0.2 and 0.1 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2007, respectively, because the effect would have been antidilutive.
Note 5. Acquisitions
Southern Container Acquisition
     On March 5, 2008, we acquired the stock of Southern Container Corp. The transaction had an effective date of March 2, 2008. We have included the results of Southern Container’s operations in our financial statements since that date in our Corrugated Packaging segment. We made the acquisition in order to expand our corrugated packaging business with the Southern Container operations that we believe have one of the lowest system costs and the highest EBITDA margins of any major integrated corrugated company in North America.
     The purchase price for the acquisition was $1,062.3 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container expect to make an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that will increase RockTenn’s tax basis in the acquired assets and result in a net present value benefit, subject to the completion of the final purchase price allocation, of approximately $150 million, net of tax gross-up payments of $68.7 million to be paid to Southern Container’s former stockholders by November 2008. We incurred $26.5 million of debt issuance costs in connection with the transaction. See “Note 9. Debt”.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of analyzing the estimated values of assets and liabilities acquired and are obtaining third-party valuations of certain tangible and intangible assets and finalizing our operating plans and, thus, the allocation of the purchase price is preliminary and subject to material revision.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     Opening balance effective March 2, 2008, revised as of June 30, 2008 (in millions):

Current assets, net of cash received	$131.1
Property, plant, and equipment	538.4
Goodwill	373.3
Intangible assets	123.0
Other long-term assets	18.1

Total assets acquired	1,183.9

Current portion of debt	119.3
Current liabilities	86.0
Long-term debt due after one year	126.3
Minority interest and other long-term liabilities	35.6

367.2

Total liabilities assumed

Net assets acquired	$816.7

     We recorded estimated fair values for acquired assets and liabilities including goodwill and intangibles. We recorded $75.4 million of customer relationship intangibles, $18.1 million of trade names and trademarks and $29.5 million for a steam supply contract. None of the intangibles has significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from 11 to 40 years on a straight-line basis over a weighted average life of approximately 18 years, and 15 years for tax purposes. The goodwill is expected to be deductible for income tax purposes following the Code section 338(h) (10) election.
     The following unaudited pro forma information reflects our consolidated results of operations as if the Southern Container Acquisition had taken place as of the beginning of each of the periods presented. The pro forma information includes adjustments primarily for depreciation and amortization based on the estimated fair value of the acquired property, plant and equipment, amortization of acquired intangibles and interest expense on the acquisition financing debt. We have also added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur, due to changes in employment and other contractual arrangements. During the three months ended June 30, 2008, we have also eliminated certain non-recurring expenses directly associated with the acquisition primarily including $4.3 million of inventory step up expense and $2.1 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. During the nine months ended June 30, 2008, we eliminated certain non-recurring pre-tax expenses directly associated with the acquisition including $11.4 million of inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of unamortized financing fees from our prior credit facility and $2.8 million of deferred compensation expense. Pre-tax integration costs of $1.7 million and $2.8 million for the three and nine months ended June 30, 2008, respectively, are included in the pro forma net income below. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2008	2007	2008	2007
Net sales	$771.0	$717.8	$2,342.4	$2,121.4

Net income	$22.3	$27.0	$79.4	$75.7

Diluted earnings per common share	$0.58	$0.67	$2.08	$1.91

     Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the three and nine months ended June 30, 2008 and 2007 utilizes the condensed consolidated statements of income for RockTenn for the three and nine months ended June 30, 2008 and 2007 and the condensed consolidated statements of operations of Southern Container for the 25 weeks ended March 2, 2008 and the 12 and 40 weeks ended June 16, 2007.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Folding Cartons
     On January 24, 2007, we acquired for $32.0 million the remaining 40% minority interest in Fold-Pak, giving us sole ownership of the company. We acquired our initial 60% interest in Fold-Pak in connection with the Gulf States acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. We have included the results of these operations in our consolidated financial statements since that date in our Consumer Packaging segment. The Gulf States acquisition included $18.7 million of intangibles, primarily for customer relationships, and $3.5 million of goodwill. The goodwill is deductible for income tax purposes. We are amortizing the non-goodwill intangibles on a straight-line basis over a weighted average life of 19 years. The pro forma impact of the acquisition is not material to our financial results.
Note 6. Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
     We recorded pre-tax restructuring and other costs, net, of $3.7 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and recorded pre-tax restructuring and other costs, net, of $7.5 million and $2.3 million for the nine months ended June 30, 2008 and 2007, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.
     The following table presents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three and nine months ended June 30, 2008 and 2007, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):
Summary of Restructuring and Other Costs (Income), Net

			Severance	Equipment
			and Other	and
		Net Property,	Employee	Inventory	Facility
		Plant and	Related	Relocation	Carrying	Other
Segment	Period	Equipment(a)	Costs	Costs	Costs	Costs	Total
Consumer Packaging(b)	Current Qtr.	$(0.8)	$0.1	$0.4	$0.2	$—	$(0.1)
	YTD Fiscal 2008	(0.2)	1.3	0.6	0.4	0.1	2.2
	Prior Year Qtr.	0.4	—	0.1	0.1	—	0.6
	YTD Fiscal 2007	0.6	0.9	0.3	0.3	0.2	2.3

	Cumulative	5.1	4.1	2.2	1.0	4.4	16.8
	Expected Total	5.1	4.1	2.2	1.2	4.5	17.1

Paperboard	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2008	(0.3)	—	—	—	—	(0.3)
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2007	—	—	—	—	—	—

	Cumulative	(0.2)	0.2	0.1	0.4	(0.1)	0.4
	Expected Total	(0.2)	0.2	0.1	0.4	(0.1)	0.4

Other(c)	Current Qtr.	—	—	—	—	3.8	3.8
	YTD Fiscal 2008	—	—	—	—	5.6	5.6
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2007	—	—	—	—	—	—

	Cumulative	—	—	—	—	5.6	5.6
	Expected Total	—	—	—	—	11.3	11.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Severance	Equipment
			and Other	and
		Net Property,	Employee	Inventory	Facility
		Plant and	Related	Relocation	Carrying	Other
Segment	Period	Equipment(a)	Costs	Costs	Costs	Costs	Total
Total	Current Qtr.	$(0.8)	$0.1	$0.4	$0.2	$3.8	$3.7

	YTD Fiscal 2008	$(0.5)	$1.3	$0.6	$0.4	$5.7	$7.5

	Prior Year Qtr.	$0.4	$—	$0.1	$0.1	$—	$0.6

	YTD Fiscal 2007	$0.6	$0.9	$0.3	$0.3	$0.2	$2.3

	Cumulative	$4.9	$4.3	$2.3	$1.4	$9.9	$22.8

	Expected Total	$4.9	$4.3	$2.3	$1.6	$15.7	$28.8

(a)	For this Note 6, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

(b)	The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Chicopee, Massachusetts (announced and closed in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), Kerman, California (announced and closed in fiscal 2006), Marshville, North Carolina (announced at the end of fiscal 2005 and closed in fiscal 2006), and Waco, Texas (announced and closed in fiscal 2005). Although specific circumstances vary, our strategy has generally been to consolidate our business into large very well-equipped plants that operate at high utilization rates and take advantage of open capacity created by operational excellence initiatives. We transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We recognized an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and recorded charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we anticipate recording future charges for equipment relocation, facility carrying costs and other employee related costs that are reflected in the table above as incurred. In the fourth quarter of fiscal 2007, we recorded a $1.4 million charge and related liability for future lease payments when we ceased operations at the Stone Mountain plant. The charge for the future lease payments is recorded in the “Other Costs” column in the table.

(c)	The expenses in the “Other Costs” column reflect Southern Container integration expenses of $2.8 million pre-tax and deferred compensation expense of $2.8 million pre-tax for key Southern Container employees. We expect to recognize a total of approximately $9 million of deferred compensation and retention bonus expense funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and are primarily to be paid one year after the acquisition closing. Any of the funds forfeited by the employees are payable to the former Southern Container stockholders.
     The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the nine months ended June 30, 2008 and 2007 (in millions):

	2008	2007
Accrual at beginning of fiscal year	$2.4	$2.1
Additional accruals	1.6	1.1
Payments	(1.4)	(1.1)
Adjustments to accrual	—	(0.1)

Accrual at June 30,	$2.6	$2.0

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.6	$1.0
Deferred compensation expense	2.8	—
Integration expenses	2.3	—
Net property, plant and equipment	(0.5)	0.6
Severance and other employee costs	0.3	—
Equipment relocation	0.6	0.3
Facility carrying costs	0.4	0.3
Other	—	0.1

Total restructuring and other costs, net	$7.5	$2.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 7. Tax Provision
     We recorded income tax expense of $9.3 million in the third quarter of fiscal 2008 compared to $14.4 million in the third quarter of last year. The third quarter of fiscal 2008 and 2007 effective rate was approximately 33.1% and 36.4%, respectively. The decrease in the effective rate for the third quarter of fiscal 2008 was primarily due to a tax benefit of $1.1 million recorded in the third quarter of fiscal 2008 related to estimates used in the computation of tax expense recorded for fiscal 2007 versus tax expense based on our fiscal 2007 federal and state tax returns which were prepared in the third quarter of fiscal 2008.
     Income tax expense was $27.7 million for the nine months ended June 30, 2008 compared to $33.7 million in the same period last year. The effective rate for the nine months ended June 30, 2008 was approximately 34.2%, which was primarily due to the inclusion of a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008 and the tax benefit in the third quarter of fiscal 2008 discussed above. Our effective tax rate for the nine months ended June 30, 2007 was approximately 35.2%, which included a net tax benefit of $1.4 million recorded in the first quarter of fiscal 2007 primarily due research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the federal research and development tax credits by the U.S. Government, and changes in estimates. We expect our marginal effective income tax rate to be approximately 37%.
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
     We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of October 1, 2007, we had a recorded liability of $1.3 million for the payment of interest and penalties related to the FIN 48 liability for unrecognized tax benefits.
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

	June 30,	September 30,
	2008	2007
Finished goods and work in process	$163.7	$152.1
Raw materials	108.7	71.9
Supplies and spare parts	47.4	34.3

Inventories at FIFO cost	319.8	258.3
LIFO reserve	(40.8)	(33.9)

Net inventories	$279.0	$224.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 9. Debt
     The following were individual components of debt (in millions):

	June 30,	September 30,
	2008	2007
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.1	$99.9	$99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.6	1.8

	101.5	101.7

Face value of 8.20% notes due August 2011, net of unamortized discount of $0.2 and $0.3	249.8	249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	5.5	6.7

	255.3	256.4

Face value of 9.25% notes due March 2016, net of unamortized discount of $1.3 (a)	198.7	—

Term loan facilities, net of unamortized discount of $1.9(b)	747.6	160.7

Revolving credit and swing facilities (b)	74.4	68.3

Receivables-backed financing facility (c)	110.0	100.0

Cash payable to sellers (d)	113.1	—

Industrial development revenue bonds bearing interest at: variable rates — $32.8 million at 3.68% at June 30, 2008, and $23.9 million at 4.94% at September 30, 2007; fixed rates — $120.9 million at 6.97% at June 30, 2008 and $0 outstanding at September 30, 2007; all due through October 2036(e)	153.7	23.9
Other notes	10.8	11.3

Total Debt	1,765.1	722.3
Less current portion of debt	247.2	46.0

Long-term debt due after one year	$1,517.9	$676.3

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,758.0	$713.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	7.1	8.5

Total Debt	$1,765.1	$722.3

     A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Included in the current portion of debt at June 30, 2008 and September 30, 2007 is an amount of $15.0 million to reflect amounts required to support normal working capital needs.
     For a discussion of certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2007 Form 10-K. Other than the items noted below, there have been no significant developments.
(a)	On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The unsecured notes were issued pursuant to an indenture, dated as of March 5, 2008 (the “Indenture”), by and among RockTenn, the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility (as defined below)) and HSBC Bank USA, National Association, as Trustee. The Indenture does not limit the aggregate principal amount of notes that we may issue and it provides for the issuance from time to time of additional notes to be issued

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
by us in one or more series as provided in the Indenture, subject to compliance with certain conditions therein. The Indenture contains financial and restrictive covenants, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. Interest on our 9.25% notes due 2016 is payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2008.
(b)	On March 5, 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) which replaced our June 6, 2005 Senior Credit Facility. The Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original maximum principal amount of $1.2 billion consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. As scheduled term loan payments or other prepayments are made, the facility size is reduced by those notional amounts. As of June 30, 2008, the term loan B facility was reduced to $199.5 million based on required amortization payments. The term loan A facility has not been reduced. The Credit Facility provides for up to $100.0 million in Canadian or U.S. dollar loans to a Canadian subsidiary. At June 30, 2008, there were $29.1 million in borrowings by the Canadian subsidiary, predominantly denominated in Canadian dollars and $45.3 million denominated primarily in U.S. LIBOR Loans (as defined below) under the revolving credit facility. At June 30, 2008, we had issued aggregate outstanding letters of credit under this facility of approximately $35.3 million, none of which had been drawn upon. Our available borrowings under the revolving credit portion of the Credit Facility are reduced by outstanding letters of credit. Accordingly, at June 30, 2008, we would have been able to borrow an incremental $340.3 million, which excludes the $35.3 million of outstanding letters of credit not drawn on. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million 5.625% senior notes due March 2013 (the “2013 Senior Notes”) have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the 2013 Senior Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. At our option, borrowings under the Credit Facility (other than swingline and Canadian dollar loans) bear interest at either (1) LIBOR plus an applicable margin (“LIBOR Loans”) or (2) the base rate, which will be the higher of the prime commercial lending rate of the U.S. Administrative Agent plus an applicable margin or the Federal Funds Rate for Federal Reserve System overnight borrowing transactions plus an applicable margin (“Base Rate Loans”). The Credit Facility is pre-payable at any time. The following table summarizes the applicable margins and percentages related to the revolving credit facility and term loan A of the Credit Facility:

	Range	June 30, 2008
Applicable margin/percentage for determining:
Base Rate Loans interest rate (1)	0.25%-1.50%	1.50%
Banker’s Acceptance and LIBOR Loans interest rate (1)	1.25%-2.50%	2.50%
Facility commitment fee (2)	0.175%-0.40%	0.40%

(1)	The rates vary based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.
The applicable margin for determining the interest rate of the term loan B is fixed at 1.75% per annum in the case of Base Rate Loans and 2.75% for LIBOR Loans. If we select LIBOR Loans for the term B facility, we have agreed to pay term loan B lenders a minimum LIBOR rate of 3.00% plus the applicable margin then in effect.

Our obligations under the Credit Facility and under certain hedging agreements entered into between any lender or affiliate thereof and any U.S. Credit Party, as defined in the Credit Facility documentation, are unconditionally guaranteed by each of our present U.S. subsidiaries, other than (1) the following unrestricted subsidiaries: Dominion Paperboard Products Ltd., GraphCorr LLC, Rock-Tenn Financial, Inc., RTS Embalajes de Argentina, RTS Embalajes De Chile Limitada, RTS Empaques, S.De R.L. CV, RTS Packaging Foreign Holdings, LLC, RTS Packaging, LLC, Schiffenhaus California, LLC, Schiffenhaus Canada Inc., and (2) Solvay Paperboard LLC, a subsidiary of Southern Container (unless any subsequent refinancing of certain Solvay Paperboard LLC bonds permits such guarantee, in which case Solvay Paperboard LLC will become a guarantor), and (3) partially by our present Canadian subsidiaries. Future subsidiaries will be required to guarantee the obligations under the Credit Facility unless we designate

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

them as “unrestricted subsidiaries”. Obligations under the Credit Facility are secured by a first priority security interest in a substantial portion of our assets, including the capital stock or other equity interests and indebtedness of certain of our U.S. subsidiaries, certain of the stock of our first tier Canadian subsidiary and certain of our and our subsidiaries’ real and personal property.

The Credit Facility includes usual and customary affirmative and negative covenants, including maintenance of financial ratios and restrictions on the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. Financial covenants include maintenance of a maximum Leverage Ratio of 5.00 to 1.00 (which decreases to 3.50 to 1.00 over the term of the loans), a minimum Consolidated Interest Coverage Ratio of 2.70 to 1.00 (which increases to 3.50 to 1.00 over the term of the loans), and a minimum Consolidated Net Worth of not less than the sum of $525.0 million plus 50% of cumulative Consolidated Net Income (in each case as defined in the Credit Facility documentation). We are permitted under our Credit Facility to repurchase our capital stock and pay cash dividends. If on a pro forma basis our Leverage Ratio does not exceed 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, we are permitted to make stock repurchases and dividend declarations in the aggregate amount up to 50% of cumulative Consolidated Net Income from April 1, 2008 through the last day of the most recent fiscal quarter end for which financial statements have been delivered. If on a pro forma basis our Leverage Ratio is greater than 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, the aggregate amount of stock repurchases and dividend declarations shall not exceed $30.0 million per year.
(c)	On November 16, 2007, we amended the 364-day receivables-backed financing facility (“Receivables Facility”) to increase the size of the facility from $100.0 million to $110.0 million and to set it to expire on November 15, 2008. Accordingly, such borrowings are classified as current at June 30, 2008 and non-current at September 30, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At June 30, 2008 and September 30, 2007, maximum available borrowings under this facility were approximately $110.0 million and $100.0 million, respectively. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.93% and 5.49% as of June 30, 2008 and September 30, 2007, respectively. In April 2008, our board of directors approved the increase of our Receivables Facility from $110.0 million up to $200.0 million. In the fourth quarter of fiscal 2008, we expect to increase the facility size to an amount between $110 and $200 million to take advantage of the growth in our receivables subsequent to the Southern Container Acquisition.
(d)	Cash payable to sellers is for the repayment of cash held to support the Solvay industrial development revenue bonds (“Solvay IDBs”) and reimbursements to the sellers for taxes related to the Code section 338(h) (10) election. These items are due in November 2008 and are classified as current.

(e)	The industrial development revenue bonds are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of June 30, 2008, the outstanding amount of direct pay letters of credit supporting all industrial development revenue bonds was $33.1 million, including $11.4 million related to the Solvay IDBs. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. A remarketing agent offers the variable rate bonds for initial sale and uses its best efforts to remarket the bonds until they are repaid. The remarketing agent also periodically determines the interest rates on the variable rate bonds based on prevailing market conditions. Our variable rate industrial development revenue bonds are remarketed on a periodic basis upon demand of the bondholders. If the remarketing agent is unable to successfully remarket the variable rate bonds, the remarketing agent will repurchase the bonds by drawing on the letters of credit. If this were to occur, the issuing lender would immediately be reimbursed with the proceeds of a revolving loan obtained under the Credit Facility. Accordingly, we have classified the industrial development revenue bonds as non-current, except for $2.5 million classified as current at September 30, 2007 because we expected to redeem the bonds during fiscal 2008. They were redeemed in the first quarter of fiscal 2008. On March 5, 2008, we assumed Solvay IDBs totaling $132.3 million in connection with the Southern Container Acquisition. The Solvay IDBs comprise two different series: the 1998 Series (which has $19.7 million maturing in 2014 and $101.2 million maturing in 2030) and the 2000

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Series (which matures in 2011). The remaining principal balance of the 1998 Series bonds and the 2000 Series bonds are $120.9 million and $11.4 million, respectively, at June 30, 2008. Both series are subject to annual sinking fund payments. The next annual sinking fund payments are $2.3 million and $3.8 million for the 1998 Series and 2000 Series, respectively. The 1998 series annual sinking fund payment increases nominally each year until maturity. The 1998 Series has fixed semi-annual interest rates that average 6.97% and the 2000 Series had a variable interest rate of 2.70% in the quarter ended June 30, 2008. The Solvay IDBs can be redeemed at 102% of par beginning in November 2008. The Solvay IDBs also have extensive affirmative, negative and restricted payment covenants which require certain minimum working capital and cash flow requirements, and limit our ability to utilize the restricted cash governed by the indentures. The Solvay IDBs are secured by a payment of debt service to the municipality by us. Each series of bonds may also be secured by a combination of direct pay letters of credit and collateralized by a mortgage interest in land, building and other assets comprising the mill facility, and a collateral interest in specific property, including equipment, accounts receivable, inventory and other personal property.
     Interest on our 8.20% notes due August 2011 is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 is payable in arrears each September and March. Interest on our 9.25% notes due March 2016 is payable in arrears each September and March. The 2011 notes and 2013 Senior Notes now share, on a pro-rata basis, certain of the same collateral that was provided to the Credit Facility lenders (i.e., any principal property of RockTenn or any subsidiaries, or any shares of capital stock or other equity interests or indebtedness of any subsidiaries). The 2016 notes are unsecured. The August 2011, March 2013 and March 2016 notes are redeemable prior to maturity subject to certain rules and restrictions and are not subject to any sinking fund requirements. The indentures related to these notes restrict us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions.
     As of June 30, 2008, the aggregate maturities of debt for the remaining fiscal year and succeeding five fiscal years are as follows (in millions):

2008	$22.2
2009	244.9
2010	32.7
2011	290.3
2012	66.6
2013	588.9
Thereafter	515.9
Unamortized hedge adjustments from terminated interest rate derivatives or swaps	7.1
Unamortized bond discount	(3.5)

Total long-term debt	$1,765.1

Interest Rate Swaps
     We are exposed to changes in interest rates as a result of our debt. We use interest rate swap instruments from time to time to manage the interest rate characteristics of portions of our outstanding debt. Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of interest rate swaps designated as cash flow hedges, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional amount of $200.0 million. We previously designated those swaps as cash flow hedges of the interest rate exposure on an equivalent amount of our floating rate debt. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps. On January 31, 2008, we entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million with a commencement date of April 1, 2008. These swaps were tiered and the notional amounts were scheduled to decline through April 2012. These swaps were based on the one-month LIBOR rate, and the fixed rates averaged 3.11%, plus the applicable credit margin then in effect. We designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain floating rate debt we incurred to finance the Southern Container Acquisition. In June 2008, we terminated these interest rate swaps and received proceeds of $10.4 million and entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million with a commencement date of July 1, 2008. These swaps are tiered and the notional amounts will decline through April 2012. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain floating rate debt we incurred to finance the Southern Container Acquisition.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$2.3	$2.3	$6.9	$6.9
Interest cost	5.3	4.9	16.0	14.8
Expected return on plan assets	(6.9)	(6.0)	(20.5)	(17.4)
Amortization of prior service cost	0.2	0.3	0.3	0.3
Amortization of net actuarial loss	0.8	1.3	2.4	4.4

Company defined benefit plan expense	1.7	2.8	5.1	9.0
Multi-employer plans for collective bargaining employees	0.6	0.2	1.0	0.5

Net pension cost	$2.3	$3.0	$6.1	$9.5

     During the three and nine months ended June 30, 2008, we contributed an aggregate of $4.1 million and $15.7 million, respectively, to our five defined benefit pension plans (“U.S. Qualified Plans”). Based on our current assumptions, we anticipate contributing the projected required minimum funding of approximately $16 million and approximately $20 to $22 million in fiscal 2008 and 2009, respectively, to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute greater amounts. During the three and nine months ended June 30, 2007, we contributed an aggregate of $16.1 million and $20.7 million, respectively, to our U.S. Qualified Plans.
Note 11. Shareholders’ Equity
Stock Options
     The table below summarizes the changes in all stock options during the nine months ended June 30, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding at September 30, 2007	1,214,962	$18.70
Granted	307,734	29.10
Exercised	(136,400)	13.04
Expired	(3,800)	18.75
Forfeited	(10,600)	31.43

Outstanding at June 30, 2008	1,371,896	$21.49	6.9 years	$13.2

Exercisable at June 30, 2008	881,800	$16.17	5.6 years	$12.7

     Our results of operations include compensation expense for stock options for the three months ended June 30, 2008 and 2007 of $0.5 million and $0.5 million, respectively (net of approximately $0.3 million and $0.2 million, respectively, of income taxes); and for the nine months ended June 30, 2008 and 2007 include $1.2 million and $0.7 million, respectively (net of approximately $0.7 million and $0.3 million, respectively, of income taxes). The aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $1.5 million and $0.5 million, respectively, and during the nine months ended June 30, 2008 and 2007 it was $2.8 million and $33.5 million, respectively.
     During the second quarter of fiscal 2008, we granted to certain employees options to purchase 307,734 shares of stock. These options vest over three years. These grants were valued using the Black-Scholes option pricing model. The significant assumptions used were: an expected term of 5.02 years, an expected volatility of 37.82%, expected dividends of 1.48% and a risk free rate of 2.36%. We amortize these costs using the accelerated attribution method.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
As of June 30, 2008, there was $3.3 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted average remaining vesting period of approximately 1.6 years.
Restricted Stock
     The majority of the fiscal 2008 and fiscal 2007 restricted stock grants may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table below at the target award amount of 100%. The table summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2008:

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Unvested at September 30, 2007	852,496	$18.99
Granted	254,625	30.64
Vested	(134,296)	15.29
Forfeited	(7,850)	32.72

Unvested at June 30, 2008	964,975	$22.47

     Our results of operations for the three and nine months ended June 30, 2008 includes $2.1 million and $4.9 million, respectively, of compensation expense for restricted stock; and for the three and nine months ended June 30, 2007 includes $1.1 million and $4.2 million, respectively, of compensation expense for restricted stock including the acceleration of expense discussed below. The awards granted in fiscal 2004 and 2005 are subject to earlier vesting in one third increments on the first, second and third anniversary of the grant date upon satisfaction of certain earnings improvement criteria specific to each award. The measurement date for early vesting of all of these awards is March 31 of the respective year. In the first quarter of fiscal 2007, we accelerated recognition of compensation expense as we determined it was probable that the latter two-thirds of the fiscal 2004 awards and the first two-thirds of the fiscal 2005 awards would satisfy the early vesting provisions on March 31, 2007, and that the last third of the fiscal 2005 award would satisfy the early vesting provisions on March 31, 2008.
     During the nine months ended June 30, 2008, 134,296 shares of restricted stock vested. In the second quarter of fiscal 2008, 18,000 non-employee director awards granted in fiscal 2007 vested. In the second quarter of fiscal 2008, the last third of the fiscal 2005 awards met the early vesting provisions and 65,165 shares vested. In the third quarter of fiscal 2008, 35,831 employee awards granted in fiscal 2003 vested and 15,300 shares of the fiscal 2006 awards were accelerated.
     During the second quarter of fiscal 2008, 25,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors and target awards of 229,625 shares of restricted stock were granted to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. The second quarter fiscal 2008 employee grants consisted of:
•	A target award of 129,075 shares that contains a performance condition based on the level of our Debt to EBITDA Ratio (as defined in the applicable grant letter). Certain percentages of the target award will be issued as of the end of the first 12-month period upon the attainment of certain Debt to EBITDA Ratios. Subject to the level of performance attained, the target award may be increased to 150% of the target or decreased to zero.

•	A target award of 46,825 shares that contains a performance condition based on the annual average return over capital costs (“ROCC”). The target award will be adjusted based on our ROCC performance for the 36 months ended December 31, 2010 compared to the ROCC performance of our Peer Group (as defined in the applicable grant letter). Subject to the level of performance attained, the target award may be increased to 150% of the target or decreased to zero.

•	A target award of 46,825 shares that contains a market condition based on the percentage return on common stock purchased on January 2, 2008 and held through December 31, 2010, including reinvestment of all dividends paid thereon during that period (the “Total Shareholder Return Grant”). The target award will be adjusted based on our Total Shareholder Return Grant for the 36 months ended December 31, 2010 compared to the total shareholder return performance of our Peer

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Group (as defined). Subject to the level of performance attained, the target award may be increased to 150% of the target or decreased to zero.
•	A target award of 6,900 shares that contains a performance condition based on the operating income of one of our segments. The target award may be adjusted based on the attainment of certain operating income levels during the 12 months ended December 31, 2008. Subject to the level of performance obtained, the target award may be increased to 125% of the target or decreased to zero.
     The first three target awards, as described above, will vest at the percentage of target achieved upon completion of service to March 19, 2011, unless forfeited before that date. The last target award, as described above, will vest at the percentage of target achieved upon completion of service to March 19, 2009, unless forfeited before that date. Expense is recognized on the shares granted with a performance condition and service condition on a straight-line basis over the explicit service period because we estimate that it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition on a straight-line basis over the requisite service period which is based on the explicit service period. The restricted stock grants with a market condition were valued using a Monte Carlo simulation at $38.85 per share. The significant assumptions used in valuing these grants were: an expected volatility of 42.3%, expected dividends of 1.4%, and a risk free rate of 1.68%. We estimated the expected forfeiture rate to be 4.7%.
     There was approximately $16.1 million of total unrecognized compensation cost related to all unvested restricted shares as of June 30, 2008 that will be recognized over a weighted average remaining vesting period of 2.0 years.
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
     We have been identified as a potentially responsible party (“PRP”) at ten active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these ten sites:
•	With respect to one site, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•	With respect to each of nine sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:
•	With respect to each of six sites, we determined while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
•	With respect to two sites, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.
•	With respect to one site, we have preliminarily determined that it is probable that we have incurred a liability with respect to this site. The status of the site is unknown, pending further investigation.
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
     We have made the following guarantees as of June 30, 2008:
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
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
Note Receivable
     We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending June 30, 2008 and September 30, 2007. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.
Seven Hills Option
     Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2011. We have not recorded any liability for our partner’s right to put its interest in Seven Hills. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $17 million at June 30, 2008, which would result in a purchase price of approximately 62% of our partner’s net equity reflected on Seven Hills’ June 30, 2008 balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Note 13. Segment Information
     In the first quarter of fiscal 2008, we changed the name of our Packaging Products segment to Consumer Packaging to more clearly describe the segment and in the second quarter of fiscal 2008, we reorganized our segments to move our St. Paul, MN recycled corrugated medium mill into our Corrugated Packaging segment. The financial statements presented have been reclassified for all periods presented to reflect this reorganization. We have included the results of Southern Container’s operations in our condensed consolidated financial statements since the March 2, 2008 acquisition effective date in our Corrugated Packaging segment.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales (aggregate):
Consumer Packaging	$334.7	$319.0	$998.0	$934.9
Paperboard	238.2	227.2	685.7	627.9
Corrugated Packaging	211.0	61.1	387.6	179.8
Merchandising Displays	86.1	76.8	262.4	220.3

Total	$870.0	$684.1	$2,333.7	$1,962.9

Less net sales (intersegment):
Consumer Packaging	$2.9	$1.2	$8.6	$3.3
Paperboard	88.3	85.7	250.2	232.6
Corrugated Packaging	7.7	5.8	21.4	16.0
Merchandising Displays	0.1	—	0.3	—

Total	$99.0	$92.7	$280.5	$251.9

Net sales (unaffiliated customers):
Consumer Packaging	$331.8	$317.8	$989.4	$931.6
Paperboard	149.9	141.5	435.5	395.3
Corrugated Packaging	203.3	55.3	366.2	163.8
Merchandising Displays	86.0	76.8	262.1	220.3

Total	$771.0	$591.4	$2,053.2	$1,711.0

Segment income:
Consumer Packaging	$15.6	$12.4	$48.3	$37.2
Paperboard	19.7	32.3	61.0	75.4
Corrugated Packaging	23.5	3.8	33.0	15.7
Merchandising Displays	8.4	10.8	30.1	28.1

Total segment income	67.2	59.3	172.4	156.4
Restructuring and other costs, net	(3.7)	(0.6)	(7.5)	(2.3)
Non-allocated expenses	(6.9)	(5.2)	(19.8)	(16.4)
Interest expense	(27.6)	(11.8)	(61.0)	(37.1)
Interest and other income (expense), net	0.8	(1.3)	0.8	(1.1)
Minority interest in income of consolidated subsidiaries	(1.7)	(0.8)	(3.8)	(3.8)

Income before income taxes	28.1	39.6	81.1	95.7
Income tax expense	(9.3)	(14.4)	(27.7)	(33.7)

Net income	$18.8	$25.2	$53.4	$62.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
     We have provided a summary of our identifiable assets and goodwill as of June 30, 2008 and September 30, 2007 in the table below (in millions):

	June 30,	September 30,
	2008	2007
Identifiable assets:
Consumer Packaging	$659.7	$688.4
Paperboard	824.6	830.4
Corrugated Packaging	1,316.2	91.6
Merchandising Displays	175.1	162.2
Assets held for sale	—	1.8
Corporate	48.0	26.3

Total	$3,023.6	$1,800.7

     The changes in the carrying amount of goodwill for the nine months ended June 30, 2008 are as follows (in millions):

	Consumer		Corrugated	Merchandising
	Packaging	Paperboard	Packaging	Displays	Total
Balance as of September 30, 2007	$93.1	$224.9	$18.5	$28.0	$364.5
Goodwill acquired	0.1	—	373.8	—	373.9
Translation adjustment	(1.1)	—	—	—	(1.1)

Balance as of June 30, 2008	$92.1	$224.9	$392.3	$28.0	$737.3

     The goodwill acquired is primarily associated with the Southern Container Acquisition. In the second quarter of fiscal 2008 we reorganized our segments to move the St. Paul, MN recycled corrugated medium mill into our Corrugated Packaging segment from our Paperboard segment, and, as a result, the goodwill was reassigned to the reporting units affected based on their relative fair value. The balances as of September 30, 2007 in the table above reflect the reclassification of $18.5 million of goodwill from the Paperboard segment to the Corrugated Packaging segment.
Note 14. Subsequent Events
     On July 15th, we announced a realignment of operating responsibilities. Mike Kiepura who has led, and will continue to lead our folding carton business, will now have responsibility for our six coated paperboard mills. Dick Steed, who has had and will continue to have responsibility for RockTenn’s RTS partition joint venture with Sonoco Products Company, will now have responsibility for our five uncoated paperboard mills, including our Seven Hills joint venture with Lafarge North America, Inc. and two converting plants.
     RockTenn’s business segments will change to reflect this realignment. The four business segments will include the following: Consumer Packaging, consisting of our folding carton business and six coated paperboard mills; Specialty Paperboard Products, consisting of include five uncoated paperboard mills, sixteen converting locations (including all RTS partition locations) and our recycled fiber procurement and trading activities; Corrugated Packaging, consisting of the Solvay and St. Paul containerboard mills and our corrugated converting operations; and our Merchandising Displays business will continue to be reported as a segment. Our September 2008 financial statements will be reclassified for all periods presented to reflect this realignment.

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
Overview
     On March 5, 2008, we acquired Southern Container Corp., an integrated manufacturer of containerboard and corrugated packaging that we believe has one of the lowest system costs and the highest EBITDA margins of any major integrated containerboard company in North America. Southern Container consisted primarily of a 720,000 ton per year containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, RockTenn becomes the eighth largest manufacturer of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual capacity of approximately 2.3 million tons of paperboard and containerboard and pro forma annual revenues of approximately $3.0 billion. The acquisition adds highly integrated low cost assets to our Corrugated Packaging segment. The Solvay mill is highly integrated with Southern Container’s box plant system. At the time of acquisition, approximately 69% of Solvay’s 720,000 tons are integrated either through direct sales or trade swaps. Our St. Paul corrugated medium mill, by comparison, is approximately two-thirds integrated primarily through trade swaps. Including the acquisition and a recent expansion of the acquired mill, we produce approximately 950,000 tons of containerboard annually and will consume approximately 760,000 tons of containerboard. We have included the results of Southern Container’s operations in our Corrugated Packaging segment in our financial statements since the March 2, 2008 effective date of the Southern Container Acquisition. We financed the acquisition with $1.2 billion of new senior secured credit facilities and $200 million of 9.25% senior notes due March 2016. See “Note 5. Acquisitions” and "Note 9. Debt”, respectively, of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.
     Net income decreased $6.4 million in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily as a result of specific pre-tax charges aggregating $8.1 million relating to the Southern Container Acquisition. These charges consisted of $4.3 million of acquisition inventory step up expense, $1.7 million of integration costs and $2.1 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. Acquisition accounting required us to step up the value of the inventory acquired which effectively eliminates a portion of the profit that we realize upon the sale of that inventory. This write up reduced our pre-tax income as the acquired inventory was sold and charged to cost of sales. We will not have similar inventory step up charges from the Southern Container Acquisition in future quarters. Our results for the nine months ended June 30, 2008 have been reduced by charges aggregating $21.9 million, which consisted of $11.4 million of acquisition inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of unamortized financing fees from our prior credit facility, $2.8 million of integration costs and $2.8 million of deferred compensation expense. We expect to expense approximately $6 million of additional deferred compensation and retention bonus expense funded into escrow through a purchase price reduction from Southern Container’s stockholders over the next eight months. Operating profit increased $2.7 million in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 based on higher earnings in our Consumer Packaging segment. Sales in each of our business segments increased reflecting increased sales prices and generally higher volumes. Average recycled fiber costs, virgin fiber costs, chemical costs and freight costs were higher in the third quarter of fiscal 2008 than in the prior year quarter.

Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2007	$533.9	$585.7	$591.4	$1,711.0	$604.8	$2,315.8
2008	$596.3	$685.9	$771.0	$2,053.2
% Change	11.7%	17.1%	30.4%	20.0%
     Net sales in the third quarter of fiscal 2008 increased $179.6 million compared to the third quarter of fiscal 2007 primarily due to the Southern Container Acquisition, which contributed net sales of $156.5 million, and increased sales prices in our Consumer Packaging and Paperboard segments.
     Net sales in the nine months ended June 30, 2008 increased $342.2 million compared to the nine months ended June 30, 2007 primarily due the Southern Container Acquisition which contributed net sales of $208.0 million and increased volume and pricing, primarily in our Consumer Packaging, Merchandising Displays and Paperboard segments.
Cost of Goods Sold

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2007	$436.3	$473.3	$472.2	$1,381.8	$488.4	$1,870.2
(% of Net Sales)	81.7%	80.8%	79.8%	80.8%	80.8%	80.8%
2008	$489.3	$560.0	$626.3	$1,675.6
(% of Net Sales)	82.1%	81.6%	81.2%	81.6%
     Cost of goods sold as a percentage of net sales increased in the third quarter of fiscal 2008 compared to the prior year third quarter primarily as rising input costs and the impact of the inventory step up described above were partially offset by the higher margin Southern Container sales. Recycled fiber costs and virgin fiber costs increased approximately $21 per ton and $25 per ton, respectively, over the prior year quarter. Excluding the impact of Southern Container, in the current year quarter we experienced increased energy costs of approximately $8.4 million and increased freight expense of $2.9 million. Partially offsetting these amounts, we incurred reduced pension expense of $1.0 million, excluding Southern Container.
     Cost of goods sold as a percentage of net sales increased in the nine months ended June 30, 2008 compared to the prior year period primarily due to rising input costs and the impact of the acquisition inventory step up costs which more than offset the higher margin Southern Container sales included since the acquisition. Recycled fiber costs and virgin fiber costs increased approximately $33 per ton and $11 per ton, respectively, over the prior year period. Excluding the impact of Southern Container, in the nine months ended June 30, 2008 we experienced increased energy costs of approximately $14.1 million, increased freight expense of $6.1 million and increased workers’ compensation expense of $1.6 million. We also experienced higher costs associated with our Dallas mill due to a dryer section failure and rebuild in December 2007. Partially offsetting these amounts, during the first nine months of fiscal 2008, excluding Southern Container, we received approximately $1.7 million in recovery of previously expensed environmental remediation costs and incurred reduced pension expense of $3.4 million.
Selling, General and Administrative Expenses

	First	Second	Third	Nine Months	Fourth	Fiscal
($ In Millions)	Quarter	Quarter	Quarter	Ended 6/30	Quarter	Year
2007	$61.3	$63.5	$65.7	$190.5	$68.6	$259.1
(% of Net Sales)	11.5%	10.8%	11.1%	11.1%	11.3%	11.2%
2008	$65.2	$75.3	$85.4	$225.9
(% of Net Sales)	10.9%	11.0%	11.1%	11.0%
     Selling, general and administrative (“SG&A”) expenses were flat as a percentage of net sales in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. SG&A expenses in the third quarter of fiscal 2008 were $19.7 million higher than in the prior year third quarter due primarily to the SG&A from the Southern

Container Acquisition. Excluding the impact of Southern Container, SG&A labor costs increased $1.7 million, stock based compensation expense increased $1.2 million, and bad debt expense increased $1.1 million. Partially offsetting these increases was decreased bonus expense of $1.6 million.
     SG&A expenses decreased as a percentage of net sales in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 due primarily to increased net sales from higher volumes and prices. SG&A expenses in the first nine months of fiscal 2008 were $35.4 million higher than in the prior year period due primarily to the SG&A associated with the Southern Container locations we acquired. Excluding the impact of Southern Container, SG&A labor costs increased $4.7 million, commissions expense increased $2.4 million on increased sales, stock based compensation expense increased $1.9 million, and bad debt expense increased $1.4 million.
Restructuring and Other Costs, Net
     We recorded aggregate pre-tax restructuring and other costs of $3.7 million and $0.6 million in the third quarter of fiscal 2008 and 2007, respectively. We recorded aggregate pre-tax restructuring and other costs of $7.5 million and $2.3 million in the nine months ended June 30, 2008 and 2007, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein and incorporated herein by reference.
Equity in Income of Unconsolidated Entities
     Equity in income of unconsolidated entities in the third quarter of fiscal 2008 was $1.0 million compared to $0.6 million in the third quarter of fiscal 2007. The third quarter of fiscal 2008 includes our share of our Seven Hills, DSA and QPSI investments as well as our Pohlig and Greenpine investments acquired in the Southern Container Acquisition. The third quarter of fiscal 2007 includes our share of our Seven Hills and QPSI investments and two months of our DSA investment.
     Equity in income of unconsolidated entities in the nine months ended June 30, 2008 was $0.9 million compared to $1.3 million in the nine months ended June 30, 2007. The nine months of fiscal 2008 includes our share of our Seven Hills, DSA and QPSI investments as well as four months of our Pohlig and Greenpine investments acquired in the Southern Container Acquisition. The nine months ended June 30, 2007 includes our share of our Seven Hills investment, two months of our DSA investment and seven months of our QPSI investment.
Interest Expense
     Interest expense for the third quarter of fiscal 2008 increased $15.8 million to $27.6 million from $11.8 million for the same quarter last year as a result of the additional debt required to fund the Southern Container Acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $15.2 million and interest rates, net of swaps, decreased interest expense by approximately $0.5 million. Additionally, increased deferred financing cost amortization accounted for $1.1 million.
     Interest expense for the nine months ended June 30, 2008 increased $23.9 million to $61.0 million from $37.1 million for the same period last year. Included in the nine months of fiscal 2008 was a $3.0 million bridge financing fee and $1.9 million of deferred financing expenses from our prior credit facility. The increase in our average outstanding borrowings increased interest expense by approximately $18.8 million and interest rates, net of swaps, decreased interest expense by approximately $1.3 million. Increased deferred financing cost amortization, excluding the $1.9 million above, accounted for $1.5 million.
Interest and Other Income (Expense), net
     Interest and other income (expense), net, for the third quarter of fiscal 2008 was income of $0.8 million compared to expense of $1.3 million in the same quarter last year. The income in the current year quarter was primarily due to interest income. The expense in the third quarter of fiscal 2007 was primarily due to a charge for an other than temporary decline in the fair value of a cost method investment.
     Interest and other income (expense), net, for the nine months ended June 30, 2008 was income of $0.8 million compared to expense of $1.1 million in the same period last year. The income in the current year period was primarily due to interest income. The expense in the nine months ended June 30, 2007 consisted primarily of the charge for an other than temporary decline in the fair value of a cost method investment mentioned above.

Minority Interest in Income of Consolidated Subsidiaries
     In January 2007 we acquired the remaining 40% minority interest in Fold-Pak, therefore, our fiscal 2007 results included four months of minority interest for Fold-Pak. Minority interest in income of our consolidated subsidiaries for the third quarter of fiscal 2008 increased to $1.7 million from $0.8 million in the third quarter of fiscal 2007 primarily as a result of the addition of businesses acquired in the Southern Container Acquisition. Minority interest in income of our consolidated subsidiaries for the nine months ended June 30, 2008 and 2007 were both $3.8 million. The addition of businesses acquired in the Southern Container Acquisition and increased earnings at our RTS subsidiary offset the absence of minority interest due to Fold-Pak in the current year period.
Provision for Income Taxes
     We recorded income tax expense of $9.3 million in the third quarter of fiscal 2008 compared to $14.4 million in the third quarter of last year. The third quarter of fiscal 2008 and 2007 effective rate was approximately 33.1% and 36.4%, respectively. The decrease in the effective rate for the third quarter of fiscal 2008 was primarily due to a tax benefit of $1.1 million recorded in the third quarter of fiscal 2008 related to estimates used in the computation of tax expense recorded for fiscal 2007 versus tax expense based on our fiscal 2007 federal and state tax returns which were prepared in the third quarter of fiscal 2008.
     Income tax expense was $27.7 million for the nine months ended June 30, 2008 compared to $33.7 million in the same period last year. The effective rate for the nine months ended June 30, 2008 was approximately 34.2%, which was primarily due to the inclusion of a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008 and the tax benefit in the third quarter of fiscal 2008 discussed above. Our effective tax rate for the nine months ended June 30, 2007 was approximately 35.2%, which included a net tax benefit of $1.4 million recorded in the first quarter of fiscal 2007 primarily due research and development credits arising from the resolution of a review by the Canadian taxing authority, the extension of the federal research and development tax credits by the U.S. Government, and changes in estimates. We expect our marginal effective income tax rate to be approximately 37%.
Results of Operations (Segment Data)
Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$303.1	$11.7	3.9%
Second Quarter	312.8	13.1	4.2
Third Quarter	319.0	12.4	3.9

Nine Months Ended June 30, 2007	934.9	37.2	4.0%
Fourth Quarter	326.0	12.1	3.7

Fiscal 2007	$1,260.9	$49.3	3.9%

First Quarter	$327.3	$16.3	5.0%
Second Quarter	336.0	16.4	4.9
Third Quarter	334.7	15.6	4.7

Nine Months Ended June 30, 2008	$998.0	$48.3	4.8%

Net Sales (Consumer Packaging Segment)
     The 4.9% increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2008 compared to the prior year third quarter was primarily due to higher sales of folding cartons and interior packaging products due to increased pricing representing pass through of higher paperboard costs. The 6.7% increase in net sales for nine months ended June 30, 2008 was due to higher sales of folding cartons and interior packaging products due to increases in volume and prices.

Segment Income (Consumer Packaging Segment)
     Segment income of the Consumer Packaging segment for the quarter ended June 30, 2008 increased 25.8% compared to the prior year third quarter primarily due to productivity improvements and operating efficiencies, and sales price increases to recover previous cost increases.
     Segment income of the Consumer Packaging segment for the nine months ended June 30, 2008 increased 29.8% compared to the nine months ended June 30, 2007 primarily due to productivity improvements and operating efficiencies, sales price increases to recover previous cost increases and decreased pension expense of $1.8 million. Partially offsetting these amounts were increased commissions expense of $1.1 million on increased sales, and increased salaries expense of $1.0 million.
Paperboard and Containerboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)
     The table below includes recycled paperboard, bleached paperboard and market pulp tons shipped in our Paperboard segment as well as the tons shipped from our two containerboard mills in our Corrugated Packaging segment and the average price per ton of the aggregated group. The decrease in average price per ton in the second and third quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard included in the average subsequent to the Southern Container Acquisition.

	Coated and
	Specialty
	Recycled	Bleached			Average
	Paperboard	Paperboard	Market Pulp	Containerboard	Price
	Tons	Tons	Tons	Tons	(Per Ton)
	Shipped (a)	Shipped	Shipped	Shipped (b)	(a)(c)
	(In thousands, except Average Price Per Ton)
First Quarter	221.5	74.0	20.9	44.6	$558
Second Quarter	223.0	82.2	24.6	46.2	571
Third Quarter	225.1	90.1	25.6	45.3	588

Nine Months Ended June 30, 2007	669.6	246.3	71.1	136.1	573
Fourth Quarter	223.5	88.7	24.8	46.8	596

Fiscal 2007	893.1	335.0	95.9	182.9	$578

First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587
Third Quarter	235.9	86.3	24.5	218.5	566

Nine Months Ended June 30, 2008	682.0	250.8	73.5	365.3	$582

(a) Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b) Containerboard Tons Shipped includes corrugated medium and linerboard, which include the Solvay mill tons beginning in March 2008.

(c) Beginning in the second quarter of fiscal 2008, Average Price Per Ton includes coated and specialty recycled paperboard, containerboard, bleached paperboard and market pulp.

Paperboard Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$190.3	$19.7	10.4%
Second Quarter	210.4	23.4	11.1
Third Quarter	227.2	32.3	14.2

Nine Months Ended June 30, 2007	627.9	75.4	12.0%
Fourth Quarter	227.5	28.3	12.4

Fiscal 2007	$855.4	$103.7	12.1%

First Quarter	$213.8	$19.1	8.9%
Second Quarter	233.7	22.2	9.5
Third Quarter	238.2	19.7	8.3

Nine Months Ended June 30, 2008	$685.7	$61.0	8.9%

Net Sales (Paperboard Segment)
     Our Paperboard segment net sales in the third quarter of fiscal 2008 increased 4.8% compared to the third quarter of fiscal 2007 due to higher pricing across all paperboard grades. Recycled paperboard tons shipped increased 4.8% and bleached paperboard and market pulp tons shipped decreased 4.3% and 4.2%, respectively.
     Paperboard segment net sales in the nine months ended June 30, 2008 increased 9.2% compared to the nine months ended June 30, 2007 due to higher pricing across all paperboard grades. Recycled paperboard, bleached paperboard and market pulp tons shipped increased 1.8%, 1.8% and 3.4%, respectively.
Segment Income (Paperboard Segment)
     Segment income attributable to the Paperboard segment for the third quarter of fiscal 2008 decreased $12.6 million compared to the prior year third quarter. Rising input costs reduced segment income by approximately $18.6 million. Recycled fiber costs and virgin fiber costs increased approximately $4.2 million, or $21 per ton, and $2.8 million, or $25 per ton, respectively, over the prior year quarter. Energy costs increased approximately $6.0 million, chemical costs increased $2.0 million and shipping costs increased approximately $2.3 million. These higher costs were only partially offset by increases in selling prices over the prior year quarter and decreased bonus expense of $1.1 million.
     Segment income attributable to the Paperboard segment for the nine months ended June 30, 2008 decreased $14.4 million compared to the prior year period. Rising input costs reduced segment income by approximately $44.4 million. Recycled fiber costs and virgin fiber costs increased approximately $19.7 million, or $33 per ton, $3.5 million or $11 a ton, respectively, over the prior year period. Energy costs increased approximately $10.9 million, chemical costs increased $7.2 million and shipping costs increased approximately $3.1 million. During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs, which was largely offset by the impact of a dryer section failure and rebuild in our Dallas mill in December 2007. Workers’ compensation expense increased $1.4 million, and bad debt expense increased $1.6 million. These higher costs were only partially offset by increases in selling prices over the prior year period, decreased pension expense of $1.5 million, and decreased bonus expense of $1.2 million.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$57.1	$6.0	10.5%
Second Quarter	61.6	5.9	9.6
Third Quarter	61.1	3.8	6.2

Nine Months Ended June 30, 2007	179.8	15.7	8.7%
Fourth Quarter	62.7	3.2	5.1

Fiscal 2007	$242.5	$18.9	7.8%

First Quarter	$62.4	$4.6	7.4%
Second Quarter	114.2	4.9	4.3
Third Quarter	211.0	23.5	11.1

Nine Months Ended June 30, 2008	$387.6	$33.0	8.5%

Net Sales (Corrugated Packaging Segment)
     Net sales of the Corrugated Packaging segment increased $149.9 million in the third quarter of fiscal 2008 compared to the prior year third quarter due to the Southern Container Acquisition, which contributed net sales of $156.5 million, and increased sales prices in our legacy corrugated business. These net sales gains were partially offset by a decrease in net sales compared to the prior year period due to an increase in the number of shipped tons not reflected in net sales since they were shipped to the same counterparty from which we buy inventory.
     Net sales of the Corrugated Packaging segment increased $207.8 million in the nine months ended June 30, 2008 compared to the prior year period due to the Southern Container Acquisition, which contributed net sales of $208.0 million, and increased sales prices in our legacy corrugated business. These net sales gains were partially offset by an increase in the number of counterparty tons not reflected in net sales as discussed above.
Segment Income (Corrugated Packaging Segment)
     Segment income attributable to the Corrugated Packaging segment for the third quarter of fiscal 2008 increased $19.7 million compared to the prior year third quarter due primarily to increased segment income from the Southern Container Acquisition, which was partially offset by lower segment income at our legacy recycled corrugated medium plant due to higher fiber and energy costs. Acquisition accounting requires us to step up the value of the inventory acquired which effectively eliminates a portion of the profit that we realize upon the sale of that inventory. This write up associated with the Southern Container Acquisition reduced our pre-tax income in the quarter by approximately $4.3 million as the acquired inventory was sold and charged to cost of sales. Our third quarter of fiscal 2008 segment income was impacted by approximately $3.8 million due to an upgrade and capacity expansion at our Solvay mill. The impact was primarily from lost production during the shutdown. The annual capacity of the Solvay mill is now 770,000 tons per year, 50,000 tons more than when we announced the Southern Container Acquisition in January 2008. We believe these additional tons will be utilized from increased internal consumption, from integrating our purchases, improvements in our combined portfolio of trade swaps and will increase the vertical integration discussed above.
     Segment income attributable to the Corrugated Packaging segment for the nine months ended June 30, 2008 increased $17.3 million compared to the prior year period due primarily to increased segment income from the Southern Container Acquisition and increased income at our legacy corrugated plants, which was partially offset by lower segment income at our legacy recycled corrugated medium plant due to higher fiber and energy costs. Our segment income for the nine months ended June 30, 2008 was impacted by $11.4 million of acquisition inventory charges and $3.8 million due to the Solvay mill upgrade and expansion as discussed above.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)
First Quarter	$60.9	$5.1	8.4%
Second Quarter	82.6	12.2	14.8
Third Quarter	76.8	10.8	14.1

Nine Months Ended June 30, 2007	220.3	28.1	12.8%
Fourth Quarter	85.5	10.6	12.4

Fiscal 2007	$305.8	$38.7	12.7%

First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.7	14.5
Third Quarter	86.1	8.4	9.8

Nine Months Ended June 30, 2008	$262.4	$30.1	11.5%

Net Sales (Merchandising Displays Segment)
     Net sales for the Merchandising Displays segment increased $9.3 million in the third quarter of fiscal 2008 compared to the prior year third quarter, and increased $42.1 million in the nine months ended June 30, 2008 compared to the prior year period. The increase in both periods was primarily due to higher volumes on strong demand for promotional displays.
Segment Income (Merchandising Displays Segment)
     Segment income attributable to the Merchandising Displays segment for the third quarter of fiscal 2008 decreased $2.4 million, compared to the prior year third quarter, and increased $2.0 million for the nine months ended June 30, 2008 compared to the prior year period. Segment income was decreased by significantly higher input costs, but improved as the increase in display sales enabled us to better leverage our fixed costs. Partially offsetting this increase in segment income for the nine months ended June 30, 2008 was increased salary expense of $1.5 million, increased bonus expense of $1.4 million and increased commissions of $1.1 million on increased sales.
Significant Changes in Balance Sheet Accounts
     As a result of the Southern Container Acquisition and the corresponding preliminary allocation of the purchase price, our assets and liabilities have increased materially. See “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein for a summary of the assets acquired and liabilities assumed. Additionally, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements for the changes in debt.
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
     Cash and cash equivalents was $56.9 million at June 30, 2008, and $10.9 million at September 30, 2007. The increase in cash is due primarily to cash received in the Southern Container Acquisition that supports the Solvay IDBs working capital requirements. Our debt balance at June 30, 2008 was $1,765.1 million compared to $1,854.5 million at March 31, 2008 following the Southern Container Acquisition and $722.3 million at September 30, 2007. The increase from September 30, 2007 was the result of the debt incurred to finance the Southern Container Acquisition. During the third quarter of fiscal 2008, we paid down $89.4 million of debt. We are exposed to changes in interest rates as a result of our debt. We use interest rate swap instruments to manage the interest rate characteristics of portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional amount of $200.0 million. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps. On January 31, 2008, we entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million. These swaps were tiered and the notional amounts were scheduled to decline through April 2012. These swaps were based on the one-month LIBOR rate, and the fixed rates averaged 3.11%, plus the applicable credit margin then in effect. We designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of floating rate debt. In June 2008, we terminated these interest rate swaps and received proceeds of $10.4 million and entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million with a commencement date of July 1, 2008. These swaps are tiered and the notional amounts will decline through April 2012. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%, plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain floating rate debt.
     On March 5, 2008, we and certain of our subsidiaries entered into the Credit Facility which replaced the June 6, 2005 Senior Credit Facility. The Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $1.2 billion. The Credit Facility is pre-payable at any time. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million 2013 Senior Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the 2013 Senior Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including: Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. Our available borrowings under the revolving credit portion of the Credit Facility are reduced by outstanding letters of credit. Accordingly, at June 30, 2008, we would have been able to borrow an incremental $340.3 million, which excludes $35.3 million of outstanding letters of credit not drawn on. On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. The unsecured notes were issued pursuant to an Indenture, dated as of March 5, 2008, by and among Rock-Tenn Company, the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility) and HSBC Bank USA, National Association, as Trustee. The Indenture contains financial and restrictive covenants, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. On November 16, 2007, we amended our 364-day Receivables Facility and increased its size from $100.0 million to $110.0 million. The new facility is scheduled to expire on November 15, 2008. Accordingly, such borrowings are classified as current at June 30, 2008 and non-current at September 30, 2007. Borrowing availability under this facility is based on the eligible underlying receivables. At June 30, 2008 and September 30, 2007 we had $110.0 million and $100.0 million, respectively, outstanding under the facility. In April 2008, our board of directs approved the increase of our Receivables Facility from $110.0 million to $200.0 million. In the fourth quarter of fiscal 2008, we expect to increase the facility size to an amount between $110 and 200 million to take advantage of the growth in our receivables subsequent to the Southern Container Acquisition. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.
     Net cash provided by operating activities during the nine months ended June 30, 2008 and 2007 was $157.0 million and $141.0 million, respectively. The increase was primarily due to an increase in depreciation and amortization following the Southern Container Acquisition, proceeds from net terminations of cash flow interest rate hedges, and net improvements in working capital as our increased accounts receivable balance was impacted primarily by higher sales prices and volumes and our increased accounts payable balance was impacted by higher input costs and both were impacted by our ongoing working capital improvement initiatives. Partially offsetting these increases was a decrease in deferred income tax expense due to a change in temporary differences.
     Net cash used for investing activities was $870.9 million during the nine months ended June 30, 2008 compared to $90.1 million for the comparable period of the prior year. Net cash used for investing activities in the first nine months of fiscal 2008 consisted primarily of $816.7 million related to the Southern Container Acquisition and $59.7 million of capital expenditures. Net cash used for investing activities in the first nine months of fiscal 2007 consisted primarily of $58.7 million of capital expenditures, $32.0 million to acquire the remaining 40% interest in Fold-Pak, and $8.6 million to acquire our interest in QPSI.
     Net cash provided by financing activities was $760.0 million during the nine months ended June 30, 2008 compared to net cash used for financing activities of $49.5 million in the same period last year. In the first nine months of fiscal 2008 net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $799.7 million. Partially offsetting these amounts primarily were $26.5 million of debt issuance costs related to the Southern Container Acquisition and cash dividends paid to shareholders of $11.4 million. In the first nine months of fiscal 2007 net cash provided by financing activities consisted primarily of net repayments of debt of $73.6 million, cash dividends paid to shareholders of $11.4 million, repayments to unconsolidated entity of $5.9 million which were partially offset by $29.7 million in issuances of common stock and $14.4 million for tax benefits from share-based compensation. In the first nine months of fiscal 2007, cash from the issuance of common stock increased due to the exercise of stock options for approximately 2.2 million shares.
     Our capital expenditures aggregated $59.7 million during the nine months ended June 30, 2008. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $90 to $95 million in fiscal 2008, including expenditures relating to Southern Container. Included in our capital expenditures estimate is approximately $5.8 million for capital expenditures that we expect to spend during fiscal 2008 in connection with matters relating to environmental compliance. We estimate that our capital expenditures will aggregate approximately $90 to $95 million in fiscal 2009, slightly up from our earlier guidance because we currently believe some of our fiscal 2008 capital expenditures may spillover into fiscal 2009 and we have included capital for a number of projects that will drive synergies and enhance the Southern Container integration.
     Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2008, 2009 and 2010.
     In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of June 30, 2008. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be approximately $0.1 million. Accordingly, we have recorded a liability for that amount. For additional information regarding our guarantees, see “Note 12. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.
     During fiscal 2008, we have minimum pension contributions of approximately $16 million to make to the U.S. Qualified Plans. Based on current facts and assumptions, we anticipate contributing approximately $20 to $22 million to the U.S. Qualified Plans in fiscal 2009. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute an amount greater than the minimum required funding in either of those years.
     In July 2008, our board of directors approved our August 2008 quarterly dividend of $0.10 per share; in May 2008, February 2008 and November 2007 we paid quarterly dividends of $0.10 per share, indicating an annualized dividend of $0.40 per share in fiscal 2008 on our common stock.
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

     As of June 30, 2008, the estimated purchase obligations under the steam supply contract at the Solvay mill for the remainder of fiscal 2008, the succeeding five fiscal years and thereafter, assuming the contract is not cancelled, are as follows (in millions):

2008	$4.6
2009	17.8
2010	20.8
2011	24.1
2012	25.6
2013	26.6
Thereafter	164.1

Total purchase obligations	$283.6

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
Net Debt
     We have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our balance sheet, less the hedge adjustments resulting from terminated and existing fair value interest rate derivatives or swaps, the balance of our cash and cash equivalents, restricted cash (which includes the balance sheet line items restricted cash and restricted cash and marketable debt securities) and certain other investments that we consider to be readily available to satisfy such debt obligations.
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
     Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Total Current Portion of Debt and Total Long-Term Debt for the period prior to the Southern Container transaction (December 31, 2007), the period containing the transaction (March 31, 2008) and the current period (in millions):

	June 30,	March 31,	December 31,
	2008	2008	2007
Current Portion of Debt	$247.2	$247.7	$182.7
Total Long-Term Debt	1,517.9	1,606.8	563.7

	1,765.1	1,854.5	746.4
Less: Hedge Adjustments Resulting From Terminated
Fair Value Interest Rate Derivatives or Swaps	(7.1)	(7.6)	(8.1)

	1,758.0	1,846.9	738.3
Less: Cash and Cash Equivalents	(56.9)	(56.6)	(35.6)
Less: Restricted Cash	(19.2)	(19.5)	—

Net Debt	$1,681.9	$1,770.8	$702.7

Forward-Looking Statements
     We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the results and impacts of the Southern Container Acquisition, including cost reductions, synergies and transitional costs to achieve the synergies and the timing of such costs and synergies; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2008; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates and future cash tax payments; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2007 Form 10-K and “Item 1A. “Risk Factors” below. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

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

Interest Rates
     We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at June 30, 2008, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps, our interest expense would increase by approximately $4.7 million annually. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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
     Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Southern Container
     In 2005, the Onondaga Nation (“Onondaga”), filed a lawsuit in the United States District Court of the Northern District of New York against the State of New York, Governor Pataki, Onondaga County, The City of Syracuse, and five corporate defendants, which do not include Southern Container, alleging that property owned by the Onondaga and other Indian nations was unlawfully acquired by the State of New York in violation of the federal Indian Trade and Intercourse Acts, the United States Constitution, The Treaty of Fort Stanwick in 1784 and The Treaty of Canandaigua of 1794. The action seeks a declaratory judgment holding that the conveyances of property to the State of New York under six treaties entered into in the late 1700s and early 1800s are null and void and the land remains the property of the Onondagas and other Indian nations. The properties that are the subject of the litigation are located in portions of each of the New York counties of Broome, Cayuga, Chenango, Cortland, Jefferson, Lewis, Madison, Onondaga, Oswego, Tompkins, and Tioga, and include the properties on which our Solvay mill and Camillus, New York box plant are located. Management does not believe that the litigation is reasonably expected to have a material adverse effect on RockTenn and its subsidiaries taken as a whole.

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
     The pro forma combined financial information included in this report, or filed under Form 8-K, may not represent the financial information that will result from the operations of the combined companies. In addition, the pro forma combined financial information presented is based in part on certain assumptions we believe are reasonable. However, we cannot assure you what our results will be in the future.
     In connection with the Southern Container Acquisition, we incurred a substantial amount of indebtedness. At June 30, 2008, after giving effect to the Southern Container Acquisition and the financing incurred in connection with the acquisition, our total debt (including current portion of debt) was $1,765.1 million and we have $340.3 million of availability under our new Credit Facility (excluding the letters of credit). Our substantial indebtedness could have important consequences, including: making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts to fund working capital and other needs; requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt; making us more vulnerable to adverse changes in general economic, industry and government regulations; placing us at a competitive disadvantage compared with those of our competitors with less debt; and exposing us to significant risks inherent in interest rate fluctuations because some of our borrowings are at variable rates. In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If this happens and we are not able to refinance our debt, sell additional debt or equity securities or our assets on favorable terms, if at all, it may negatively affect our ability to generate revenues.

Item 6.	EXHIBITS
See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROCK-TENN COMPANY
(Registrant)

Date: August 4, 2008	By:	/s/ Steven C. Voorhees
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