Form 10-K
period 2008-09-30
Rock-Tenn CO
filed 2008-11-26
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12613

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2008, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $29.97 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $1,025 million.

As of November 11, 2008, the registrant had 38,236,667 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries, including RTS Packaging, LLC (“RTS”), GraphCorr LLC, Schiffenhaus Canada, Inc. and Schiffenhaus California, LLC. See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

General

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays. We operate a total of 99 facilities located in 27 states, Canada, Mexico, Chile and Argentina.

On March 5, 2008, we acquired the stock of Southern Container Corp. (the “Southern Container Acquisition”). The transaction had an effective date of March 2, 2008. The purchase price for the acquisition was $1,060.0 million, net of cash received of $54.0 million, including expenses. The acquisition included the 720,000 ton per year Solvay mill, located near Syracuse, NY, one of the lowest cost recycled containerboard mills in North America, as well as eight integrated corrugated box plants, two corrugated sheet plants, and four high impact graphics facilities. Subsequent to the acquisition, we expanded the production capacity of the Solvay mill to 770,000 tons. We have included the results of Southern Container’s operations in our financial statements in our Corrugated Packaging segment since the effective date.

Products

In the fourth quarter of fiscal 2008 we announced a realignment of operating responsibilities. Our results have been reclassified for all periods presented to reflect this realignment of our business. We report our results of operations in four segments: (1) Consumer Packaging, (2) Corrugated Packaging, (3) Merchandising Displays, and (4) Specialty Paperboard Products. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.” For non-U.S. operations financial information and other segment information, see “Note 19. Segment Information” of the Notes to Consolidated Financial Statements.

Consumer Packaging Segment

We operate an integrated system of five coated recycled mills and a bleached paperboard mill that produce paperboard for our folding carton operations and third parties. We believe we are one of the largest manufacturers of folding cartons in North America measured by net sales. Customers use our folding cartons to package dry, frozen and perishable foods for the retail sale and quick-serve markets; beverages; paper goods; automotive products; hardware; health care and nutritional food supplement products; household goods; health and beauty aids; recreational products; apparel; take out food products; and other products. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard to customer specifications. We ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, and double coating technologies. We support our customers with new product development, graphic design and packaging systems services.

We believe we operate the lowest cost coated recycled paperboard mill system in the U.S. and are one of the largest U.S. manufacturers of 100% recycled paperboard measured by tons produced. We manufacture bleached paperboard and market pulp. We believe our bleached paperboard and market pulp mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We sell our coated recycled and bleached paperboard to manufacturers of folding cartons, and other paperboard products. Sales of folding cartons, coated recycled paperboard, bleached paperboard and market pulp to external customers accounted for 54.0%, 62.4%, and 65.7% of our net sales in fiscal 2008, 2007, and 2006, respectively.

Corrugated Packaging Segment

We operate an integrated system that manufactures linerboard and corrugated medium (“containerboard”), corrugated sheets, corrugated packaging and preprinted linerboard for sale to industrial and consumer products manufacturers and corrugated box manufacturers. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We provide structural design and engineering services. Sales of containerboard, corrugated packaging and sheet stock, and preprinted linerboard to external customers accounted for 20.3%, 9.2%, and 8.7% of our net sales in fiscal 2008, 2007, and 2006, respectively. The increase in fiscal 2008 is the result of the Southern Container Acquisition.

Merchandising Displays Segment

We manufacture temporary and permanent point-of-purchase displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of our merchandising displays, lithographic laminated packaging and contract packaging services to external customers accounted for 12.3%, 13.2%, and 10.9% of our net sales in fiscal 2008, 2007, and 2006, respectively.

Specialty Paperboard Products Segment

We operate an integrated system of five specialty recycled paperboard mills (including our Seven Hills joint venture) which produce paperboard for our converting operations (including our solid fiber interior packaging locations) and third parties, and we buy and sell recycled fiber. We sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, and other paperboard products. Through our Seven Hills joint venture we manufacture gypsum paperboard liner for sale to our joint venture partner. We also convert specialty paperboard into book cover and laminated paperboard products for use in furniture, automotive components, storage, and other industrial products. Our subsidiary, RTS, designs and manufactures fiber partitions and die-cut paperboard components. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. We sell our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products. We manufacture solid fiber interior packaging primarily from recycled paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed-casing, de-casing and filling lines. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production and rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates in the United States, Canada, Mexico, Chile, and Argentina. Our paper recovery facilities collect primarily waste paper from factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters, and from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also operate a fiber marketing and brokerage group that serves large regional and national accounts as well as our coated and specialty recycled paperboard mills and sells scrap materials for our converting businesses and paperboard mills. Sales of interior packaging products, specialty recycled paperboard, book covers, laminated paperboard products and recovered paper to external customers accounted for 13.4%, 15.2%, and 14.7% of our net sales in fiscal 2008, 2007, and 2006, respectively.

Raw Materials

The primary raw materials that our paperboard operations use are recycled fiber at our recycled paperboard and containerboard mills and virgin fibers from hardwoods and softwoods at our bleached paperboard mill. The average cost per ton of recycled fiber that our recycled paperboard and containerboard mills used during fiscal 2008, 2007, and 2006 was $145, $115, and $88, respectively. Recycled fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain or during housing slowdowns. The average cost per ton of our paperboard produced with virgin fiber that our bleached paperboard mill used during fiscal 2008, 2007, and 2006 was $134, $116, and $115, respectively. Pursuant to a five year agreement entered into in June 2005, Gulf States Paper Corporation (“Gulf States”, currently known as the Westervelt Company) has essentially agreed to continue to sell to our bleached paperboard mill the supply of soft wood chips that it made available to the mill before our acquisition of substantially all of the assets of Gulf States’ Paperboard and Packaging operations (“GSPP”) and the assumption of certain of Gulf States’ related liabilities in June 2005 (the “GSPP Acquisition”), which represents approximately 75% to 80% of the mill’s historical soft wood chip supply requirements and approximately 23% of the mill’s total wood fiber supply requirement.

Recycled and virgin paperboard are the primary raw materials that our paperboard converting operations use. One of the two primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. While we believe that we would be able to obtain adequate replacement supplies in the market should either of our current vendors discontinue supplying us coated unbleached kraft, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our needs for recycled paperboard from our own mills and consume approximately 50% of our bleached paperboard production, although we have the capacity to consume substantially all of our bleached paperboard by displacing outside purchases. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard used in our converting operations, we believe that we would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled or bleached paperboard through internal production.

Energy

Energy is one of the most significant manufacturing costs of our paperboard operations. We use natural gas, electricity, fuel oil and coal to operate our mills and to generate steam to make paper. We use primarily electricity for our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into agreements to purchase natural gas at fixed prices. In recent years, the costs of natural gas, oil, coal and electricity have fluctuated significantly. The average cost of energy used by our recycled paperboard and containerboard mills, excluding our Solvay mill, to produce a ton of paperboard during fiscal 2008 was $90 per ton, compared to $78 per ton during fiscal 2007 and $86 per ton in fiscal 2006. Our bleached paperboard mill uses wood by-products and pulp process wastes to supply a substantial portion of the mill’s energy needs. Our Solvay mill purchases its process steam under a long-term contract with an adjacent coal fired power plant — with steam pricing based primarily on coal prices. The mill’s electric energy supply is low priced due to the availability of hydro-based electric power.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 24% of consolidated net sales in fiscal 2008, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers.

In fiscal 2008, we sold:

•	consumer packaging products to approximately 1,800 customers, the top 10 of which represented approximately 29% of the external sales of our Consumer Packaging segment;

•	corrugated packaging products to approximately 1,700 customers, the top 10 of which represented approximately 31% of the external sales of our Corrugated Packaging segment;

•	merchandising display products to approximately 300 customers, the top 10 of which represented approximately 89% of the external sales of our Merchandising Displays segment; and

•	specialty paperboard products to approximately 2,000 customers, the top 10 of which represented approximately 41% of the external sales of our Specialty Paperboard Products segment.

During fiscal 2008, we sold approximately 46% of our coated mills’ paperboard production to internal customers, primarily to manufacture folding cartons in our Consumer Packaging segment. After giving effect to the Southern Container Acquisition, we produce approximately 954,000 tons of containerboard annually and expect to consume approximately 800,000 tons of containerboard annually. Therefore, we are approximately 84% integrated. Excluding our gypsum paperboard liner production, which our Seven Hills joint venture sells as discussed below, we sold approximately 51% of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

We market our products primarily through our own sales force. We also market a number of our products through either independent sales representatives or independent distributors, or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis.

Competition

The packaging products, paperboard and containerboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products companies that manufacture paperboard or containerboard and numerous smaller non-integrated companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our paperboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and containerboard and, to a limited extent, manufacturers outside of North America.

Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

The primary competitive factors in the packaging products and paperboard and containerboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and we evaluate our performance with annual customer service surveys. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

Our ability to pass through cost increases can be limited based on competitive market conditions for our products and by the actions of our competitors. In addition, we sell a significant portion of our paperboard and paperboard-based converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or delay our ability to recover announced price increases for our paperboard and paperboard-based converted products.

The packaging products, recycled paperboard and containerboard industries have undergone significant consolidation in recent years. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of the customers’ packaging needs. In addition, during recent years, purchasers of paperboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, favor our products depending on our competitive position in specific product lines.

Our paperboard packaging products compete with plastic and corrugated packaging and packaging made from other materials. Customer shifts away from paperboard packaging to packaging from other materials could adversely affect our results of operations.

Governmental Regulation

Health and Safety Regulations

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act (“OSHA”) and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or we have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We believe that future compliance with these environmental laws and regulations currently in effect will not have a material adverse effect on our results of operations, financial condition or cash flows. We cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act, or other environmental laws and regulations, will have on our operations or capital expenditure requirements. However, our compliance and remediation costs could increase materially.

We estimate that we will spend approximately $6 million for capital expenditures during fiscal 2009 in connection with matters relating to safety and environmental compliance.

For additional information concerning environmental regulation, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. Certain of our products and services are also protected by trademarks such as CartonMate®, Duraframe®, DuraFreeze®, MillMask®, Millennium Board®, BlueCuda® , MAXPDQ®, MAXLitePDQ®, AdvantaEdge®, Clik Top®, Formations®, Bio-Pak®, Bio-Plus®, Fold-Pak®, BillBoard®, CitruSaver®, ProduSaver®, and WineGuard®. Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

Employees

At September 30, 2008, we had approximately 10,700 employees. Of these employees, approximately 8,100 were hourly and approximately 2,600 were salaried. Approximately 3,700 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. Approximately 400 of our employees are working under an expired contract and approximately 1,500 of our employees are covered under collective bargaining agreements that expire within one year. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, paperboard facility during fiscal 2004. Management believes that our relations with our employees are good.

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

Any forward-looking statements are based on our current expectations and beliefs at the time of the statements and are subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in these forward-looking statements. With respect to these statements, we make a number of assumptions regarding, among other things, expected economic, competitive and market conditions generally; expected volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of expected capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; the expected utilization of real property that is subject to the restructurings due to realizable values from the sale of that property; anticipated earnings that will be available for offset against net operating loss carry-forwards; expected credit availability; raw material and energy costs; replacement energy supply alternatives and related capital expenditures; and expected year-end inventory levels and costs. These assumptions also could be affected by changes in management’s plans, such as delays or changes in anticipated capital expenditures or changes in our operations. We believe that our assumptions are reasonable; however, undue reliance should not be placed on these assumptions, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs, while our earnings are dependent on volume due to price levels and our generally high fixed operating costs. Forward-looking statements speak only as of the date they are made, and we, and our executive officers and directors, have no duty under the federal securities laws and undertake no obligation to update any such information as future events unfold.

Further, our business is subject to a number of general risks that would affect any forward-looking statements, including the risks discussed under “Item 1A. — Risk Factors.”

Item 1A.	RISK FACTORS

•	We May Face Increased Costs and Reduced Supply of Raw Materials

Historically, the cost of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas and coal) have also fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas, coal or other energy through price increases for our products. Further, a reduction in supply of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

•	We May Experience Pricing Variability

The paperboard, containerboard and converted products industries historically have experienced significant fluctuations in selling prices. If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty market conditions or the selling prices for our products.

•	Our Earnings are Highly Dependent on Volumes

Our operations generally have high fixed operating cost components and therefore our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our results with any degree of certainty.

•	We Face Intense Competition

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large, vertically integrated packaging products, paperboard and containerboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America. Competition from foreign manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may continue to inhibit our ability to pass on cost increases to our customers. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products and our laminated paperboard products. See “Business — Competition.”

•	We Have Been Dependent on Certain Customers

Each of our segments has certain large customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

•	We May Incur Business Disruptions

We take measures to minimize the risks of disruption at our facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions or short term rises in raw material or energy costs that could materially adversely affect our earnings. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

•	We May Incur Increased Costs of Collective Bargaining Agreements

Approximately 35 percent of our employees are covered by union collective bargaining agreements, which generally have three-year terms. Approximately 400 of our employees are working under an expired contract and approximately 1,500 of our employees are covered under collective bargaining agreements that expire within one year. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability, to fully implement operational changes to enhance our efficiency.

•	We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, and conditions in the financial services markets including counterparty risk, insurance carrier risk and rising interest rates. The current macro-economic challenges, including the current turmoil in financial and capital markets, may continue to put pressure on the economy. As a result, customers, vendors or counterparties may experience significant cash flow problems. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected.

•	Risks Relating to the Southern Container Acquisition

As a result of the Southern Container Acquisition, we acquired Southern Container subject to all of its obligations and liabilities, including contingent liabilities. If there are unknown Southern Container obligations, our business could be materially and adversely affected. We may learn additional information about Southern Container’s business that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) or issues that could affect our ability to comply with other applicable laws. We have limited indemnification rights in respect of regulatory compliance and litigation matters, as well as known contingent liabilities. There is no assurance that these matters subject to indemnification will not exceed the limit on our indemnification. As a result, our business could be materially and adversely affected.

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

In connection with the Southern Container Acquisition, on March 5, 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”). At September 30, 2008, after giving effect to the Southern Container Acquisition and the financing incurred in connection with the acquisition, our total debt (including current portion of debt) was $1,698.9 million and we have approximately $380.9 million of availability under our Credit Facility (after excluding $35.6 million of outstanding letters of credit not drawn upon). Our substantial indebtedness could have important consequences, including: making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts to fund working capital and other needs; requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt; making us more vulnerable to adverse changes in general economic, industry and government regulations; placing us at a competitive disadvantage compared with those of our competitors with less debt; and exposing us to significant risks inherent in interest rate fluctuations because some of our borrowings are at variable rates. In addition, it could be possible we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If this happens and we are not able to refinance our debt, sell additional debt or equity securities or our assets on favorable terms, if at all, it could negatively affect our ability to generate revenues.

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards, climate control initiatives and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to CERCLA or comparable state statutes. See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements. There can be no assurance that any liability we may incur in connection with these superfund sites or other governmental regulation will not be material to our results of operations, financial condition or cash flows.

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

Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Our pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, changes in our discount rate or expected compensation levels could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. During 2006, Congress passed the Pension Protection Act of 2006 (the “Pension Act”) with the stated purpose of improving the funding of U.S. private pension plans. The Pension Act imposes stricter funding requirements, introduces benefit limitations for certain under-funded plans and requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The Pension Act applies to pension plan years beginning after December 31, 2007. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. There can be no assurance that such changes, including the current turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable – there are no unresolved SEC staff comments.

Item 2.	PROPERTIES

We operate at a total of 99 locations. These facilities are located in 27 states (mainly in the Eastern and Midwestern United States), Canada, Mexico, Chile and Argentina. We own our principal executive offices in Norcross, Georgia. There are 33 owned facilities used by operations in our Consumer Packaging segment, 16 owned and 3 leased facilities used by operations in our Corrugated Packaging segment, 1 owned and 15 leased facilities used by operations in our Merchandising Displays segment, and 19 owned and 11 leased facilities used by operations in our Specialty Paperboard Products segment. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.

The following table shows information about our mills. We own all of our mills.

Location of Mill	Production Capacity (in tons @ 9/30/2008)		Paperboard and Containerboard Produced
Solvay, NY	770,000		Recycled containerboard
St. Paul, MN	184,000		Recycled corrugated medium

Total Recycled Containerboard Capacity	954,000

Demopolis, AL	335,000		Bleached paperboard
	100,000		Market pulp

Battle Creek, MI	165,000		Coated recycled paperboard
St. Paul, MN	160,000		Coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	115,000		Coated recycled paperboard
Dallas, TX	100,000		Coated recycled paperboard
Stroudsburg, PA	79,000		Coated recycled paperboard

Total Coated Recycled Capacity	619,000

Chattanooga, TN	132,000		Specialty recycled paperboard
Lynchburg, VA	103,000	(1)	Specialty recycled paperboard
Eaton, IN	60,000		Specialty recycled paperboard
Cincinnati, OH	53,000		Specialty recycled paperboard
Aurora, IL	32,000		Specialty recycled paperboard

Total Specialty Recycled Capacity	380,000

Total Mill Capacity	2,388,000

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

The following is a list of our significant facilities other than our mills:

Type of Facility	Locations
Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3.	LEGAL PROCEEDINGS

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

Not applicable – there were no matters submitted to a vote of security holders in our fourth fiscal quarter ended September 30, 2008.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of October 31, 2008, there were approximately 243 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$30.47	$23.63	$28.50	$19.33
Second Quarter	$32.00	$21.77	$35.54	$26.91
Third Quarter	$37.61	$29.77	$43.22	$31.51
Fourth Quarter	$46.37	$28.76	$37.19	$23.54

Dividends

During fiscal 2008, we paid a quarterly dividend on our Common Stock of $0.10 per share ($0.40 per share annually). During fiscal 2007, we paid a quarterly dividend on our Common Stock of $0.09 per share in the first quarter of fiscal 2007 and $0.10 per share in each of the remaining three quarters of fiscal 2007 ($0.39 per share in fiscal 2007).

For additional dividend information, please see Item 6, “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, which will be filed with the SEC on or before December 31, 2008, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. At September 30, 2006, we had approximately 2.0 million shares of Common Stock available for repurchase from 4.0 million shares of Common Stock authorized for repurchase. In August 2007, the board of directors amended our stock repurchase plan to allow for the repurchase of an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased approximately 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2008 and 2006, we did not repurchase any shares of Common Stock. As of September 30, 2008, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2008, 2007, and 2006, and the consolidated balance sheet data as of September 30, 2008 and 2007, from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2005 and 2004, and the consolidated balance sheet data as of September 30, 2006, 2005, and 2004, from audited Consolidated Financial Statements not included in this report. We reclassified our plastic packaging operations, which we sold in October 2003, as a discontinued operation on the consolidated statements of income for all periods then presented. The table that follows is consistent with those presentations.

On March 5, 2008, we acquired the stock of Southern Container Corp. The Southern Container Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2008. On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. The GSPP Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2005. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In millions, except per share amounts)
Net sales	$2,838.9	$2,315.8	$2,138.1	$1,733.5	$1,581.3

Restructuring and other costs, net	15.6	4.7	7.8	7.5	32.7

Income from continuing operations	81.8	81.7	28.7	17.6	9.6
Income from discontinued operations, net of tax	—	—	—	—	8.0

Net income	81.8	81.7	28.7	17.6	17.6
Diluted earnings per common share from continuing operations	2.14	2.07	0.77	0.49	0.27
Diluted earnings per common share	2.14	2.07	0.77	0.49	0.50

Dividends paid per common share	0.40	0.39	0.36	0.36	0.34

Book value per common share	16.75	15.51	13.49	12.57	12.28

Total assets	3,013.1	1,800.7	1,784.0	1,798.4	1,283.8
Current portion of debt	245.1	46.0	40.8	7.1	85.8
Total long-term debt	1,453.8	676.3	765.3	908.0	398.3
Total debt (a)	1,698.9	722.3	806.1	915.1	484.1
Shareholders’ equity	640.5	589.0	508.6	456.2	437.6

Net cash provided by operating activities (b)	240.9	238.3	153.5	153.3	93.5
Capital expenditures	84.2	78.0	64.6	54.3	60.8
Cash paid for investment in unconsolidated entities	0.3	9.6	0.2	0.1	0.2
Cash paid for purchase of businesses, net of cash received	817.9	32.1	7.8	552.3	15.0

Notes (in millions):

(a)	Total debt includes the aggregate of fair value hedge adjustments resulting from terminated and/or existing fair value interest rate derivatives or swaps of $6.6, $8.5, $10.4, $12.3, and $18.5 during fiscal 2008, 2007, 2006, 2005, and 2004, respectively.

(b)	Net cash provided by operating activities for the year ended September 30, 2004 was reduced by approximately $9.9 in cash taxes paid from the gain on the sale of discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment and Market Information

In the fourth quarter of fiscal 2008 we announced a realignment of operating responsibilities. Our results have been reclassified for all periods presented to reflect this realignment of our business. We report our results in four segments: (1) Consumer Packaging, (2) Corrugated Packaging, (3) Merchandising Displays, and (4) Specialty Paperboard Products. See “Note 19. Segment Information” of the Notes to Consolidated Financial Statements.

The following table shows certain operating data for our four segments. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess operating performance does not reflect such amounts. We report these items as non-allocated expenses or in other line items in the table below after Total segment income.

	Year Ended September 30,
	2008	2007	2006
	(In millions)
Net sales (aggregate):
Consumer Packaging	$1,551.4	$1,459.6	$1,415.6
Corrugated Packaging	607.5	236.7	202.8
Merchandising Displays	350.8	305.8	233.2
Specialty Paperboard Products	392.9	361.7	327.5

Total	$2,902.6	$2,363.8	$2,179.1

Less net sales (intersegment):
Consumer Packaging	$18.1	$15.0	$11.2
Corrugated Packaging	31.1	22.7	16.9
Merchandising Displays	0.4	—	0.1
Specialty Paperboard Products	14.1	10.3	12.8

Total	$63.7	$48.0	$41.0

Net sales (unaffiliated customers):
Consumer Packaging	$1,533.3	$1,444.6	$1,404.4
Corrugated Packaging	576.4	214.0	185.9
Merchandising Displays	350.4	305.8	233.1
Specialty Paperboard Products	378.8	351.4	314.7

Total	$2,838.9	$2,315.8	$2,138.1

Segment income:
Consumer Packaging	$119.8	$125.2	$74.7
Corrugated Packaging	71.3	18.9	10.5
Merchandising Displays	41.9	38.8	16.5
Specialty Paperboard Products	30.3	28.8	26.9

Total segment income	263.3	211.7	128.6
Restructuring and other costs, net	(15.6)	(4.7)	(7.8)
Non-allocated expenses	(29.3)	(24.1)	(21.8)
Interest expense	(88.6)	(49.8)	(55.6)
Interest and other income (expense), net	1.6	(1.3)	1.6
Minority interest in income of consolidated subsidiaries	(5.3)	(4.8)	(6.4)

Income before income taxes	126.1	127.0	38.6
Income tax expense	(44.3)	(45.3)	(9.9)

Net income	$81.8	$81.7	$28.7

Overview

On March 5, 2008, we acquired Southern Container Corp., which owned the 720,000 ton per year Solvay containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, RockTenn is now the seventh largest manufacturer of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual capacity of approximately 2.4 million tons of paperboard. The acquisition adds highly integrated low operating cost assets to our Corrugated Packaging segment. The Solvay mill is highly integrated with Southern Container’s box plant system. Including the acquisition and a recent expansion of the Solvay mill to 770,000 tons, we produce approximately 954,000 tons of containerboard annually and expect to consume approximately 800,000 tons of containerboard annually. Therefore, we are approximately 84% integrated in our Corrugated Packaging segment. We have included the results of Southern Container’s operations in our Corrugated Packaging segment in our financial statements since the March 2, 2008 effective date of the acquisition. We financed the acquisition with $1.2 billion of new senior secured credit facilities and $200 million of 9.25% senior notes due March 2016. See “Note 6. Acquisitions” and “Note 10. Debt”, respectively, of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Segment income for fiscal 2008 increased 24.4% to $263.3 million compared to fiscal 2007 primarily due to the Southern Container Acquisition and increased segment income in each segment except our Consumer Packaging segment, where higher pricing for coated paperboard, productivity improvements and operating efficiencies and sales price increases to recover previous cost increases in our folding carton operations could not completely offset very high input costs, especially for recycled fiber, virgin fiber, chemicals and energy.

Net income increased $0.1 million in fiscal 2008 as compared to the fiscal 2007 primarily as a result of increased net sales in each of our segments, generally higher volumes and the Southern Container Acquisition, partially offset by specific pre-tax charges aggregating $27 million related to the Southern Container Acquisition and higher input costs. The pre-tax charges consisted of $12.7 million of acquisition inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of debt extinguishment costs associated with the acquisition, $4.6 million of integration costs and $5.0 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. We expect to expense approximately $4 million of additional deferred compensation and retention bonus expense over the five months ending February 2009. Acquisition accounting required us to step up the value of the Southern Container inventory acquired which effectively eliminates a portion of the profit that we realized upon the sale of that inventory. This step up reduced our pre-tax income as the acquired inventory was sold and charged to cost of goods sold. Average recycled fiber costs, virgin fiber costs, energy, chemical costs and freight costs were higher in fiscal 2008 than in the prior year period.

Results of Operations

We provide below quarterly information to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC and “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2008 increased 22.6% to $2,838.9 million compared to $2,315.8 million in fiscal 2007 primarily due to the Southern Container Acquisition which contributed net sales of $375.9 million and increased volume and pricing across our segments.

Net sales for fiscal 2007 increased 8.3% to $2,315.8 million compared to $2,138.1 million in fiscal 2006 primarily due to increased board volume and an increase in average selling prices in our mills and increased sales of merchandising displays.

Net Sales (Aggregate) — Consumer Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2006	$333.7	$355.3	$359.5	$367.1	$1,415.6
2007	346.8	363.7	373.0	376.1	1,459.6
2008	374.7	394.8	388.9	393.0	1,551.4

The 6.3% increase in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2008 compared to fiscal 2007 was primarily due to higher sales of folding cartons due to increases in volume and prices and higher pricing across all coated paperboard grades. Coated recycled paperboard and bleached paperboard tons shipped increased 1.5% and 1.9%, respectively, and market pulp tons decreased 0.9%.

The 3.1% increase in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2007 compared to fiscal 2006 was primarily due to an increase in operating rates in our coated recycled mills and higher selling prices, which were partially offset by lower folding carton sales as higher selling prices were more than offset by lower volumes. Coated recycled paperboard, bleached paperboard and market pulp tons shipped increased 7.8%, 4.6% and 10.8%, respectively.

Net Sales (Aggregate) — Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2006	$43.2	$47.0	$54.1	$58.5	$202.8
2007	56.2	59.3	60.2	61.0	236.7
2008	61.4	112.0	208.9	225.2	607.5

The 156.7% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2008 compared to fiscal 2007 was primarily due to the Southern Container Acquisition, which contributed net sales of $375.9 million, and increased sales prices in our legacy corrugated business. These net sales increases were partially offset by an increase in the number of tons that we shipped to the counterparty from which we buy inventory, which are not recorded as sales under generally accepted accounting principles in the United States (“GAAP”) but are accounted for as an inventory swap transaction.

The 16.7% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2007 compared to fiscal 2006 was primarily due to increased volumes and higher prices.

Net Sales (Aggregate) — Merchandising Displays Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2006	$49.2	$55.8	$58.8	$69.4	$233.2
2007	60.9	82.6	76.8	85.5	305.8
2008	82.0	94.3	86.1	88.4	350.8

The 14.7% increase in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2008 compared to fiscal 2007 was primarily due to higher volumes on strong demand for promotional displays. We continue to seek to broaden our permanent and multi-material display capabilities as well as to broaden our customer base. We have made significant progress in the marketplace with our MAXPDQ® display. We also expect revenues to grow from our brand management group and our focus on sustainable packaging.

The 31.1% increase in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2007 compared to fiscal 2006 was primarily due to higher sales from strong demand for promotional displays, a product rollout of theft deterrent displays and customer growth.

Net Sales (Aggregate) — Specialty Paperboard Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2006	$75.0	$81.2	$85.6	$85.7	$327.5
2007	79.5	91.9	94.0	96.3	361.7
2008	91.8	99.8	102.1	99.2	392.9

The 8.6% increase in Specialty Paperboard Products segment net sales before intersegment eliminations in fiscal 2008 compared to fiscal 2007 was primarily due to higher volumes and pricing for recycled fiber, interior packaging products and specialty paperboard. Specialty recycled paperboard tons shipped increased 4.6%.

The 10.4% increase in Specialty Paperboard Products segment net sales before intersegment eliminations in fiscal 2007 compared to fiscal 2006 was primarily due to higher sales of recycled fiber and interior packaging products due to increases in volume and prices, and pricing of specialty paperboard which was partially offset by an 8.6% decrease in specialty paperboard shipped tons due to weaker market demand.

Cost of Goods Sold

Cost of goods sold as a percentage of sales was essentially flat compared to fiscal 2007, 80.9% in fiscal 2008 and 80.8% in fiscal 2007, as rising input costs and the impact of the acquisition inventory step up expense, offset higher pricing and the higher margin Southern Container sales included since the acquisition. Recycled fiber costs, excluding the Solvay mill, and virgin fiber costs increased approximately $23 per ton and $18 per ton, respectively, over the prior fiscal year. Energy and chemical costs at our recycled paperboard mills increased $12 per ton and $5 per ton, respectively, over the prior fiscal year. Excluding the impact of Southern Container, in fiscal 2008 we experienced increased energy costs of approximately $22.0 million, increased freight expense of $8.5 million, increased workers’ compensation expense of $3.0 million and increased group insurance expense of $1.4 million across our operations. We also experienced higher costs associated with our Dallas mill due to a dryer section failure and rebuild in December 2007. Partially offsetting these amounts, in fiscal 2008, we received approximately $1.7 million in recovery of previously expensed environmental remediation costs and incurred reduced pension expense of $4.7 million. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact of foreign currency transactions in fiscal 2008 compared to fiscal 2007 decreased costs of goods sold by $1.6 million.

Cost of goods sold increased to $1,870.2 million (80.8% of net sales) in fiscal 2007 from $1,789.0 million (83.7% of net sales) in fiscal 2006 primarily due to higher material costs and increased volumes in several of our segments. Cost of goods sold as a percentage of net sales decreased due to cost savings and productivity initiatives and sales price increases which reflect changing paperboard market conditions and the recovery of previous cost increases. We experienced reduced energy costs of approximately $10.7 million, reduced freight costs of $7.9 million, reduced workers’ compensation expense of $6.6 million, reduced pension expense of $2.8 million, better performance of our bleached paperboard mill, and better leveraging of fixed costs due to higher net sales. These improvements were partially offset by increased fiber costs of $28.9 million at our recycled paperboard mills, increased employee group insurance expense of $3.9 million, and increased paperboard prices. The impact of foreign currency transactions in fiscal 2007 compared to fiscal 2006 increased costs of goods sold by $0.8 million.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
	(In millions)
Cost of goods sold	$2,296.8	$2,287.0	$1,870.2	$1,863.4	$1,789.0	$1,784.7
Net income	81.8	88.0	81.7	86.0	28.7	31.3

Net income in fiscal 2008, 2007 and 2006 is lower under the LIFO method because we experienced periods of rising costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased as a percentage of net sales to 10.9% in fiscal 2008 from 11.2% in fiscal 2007 primarily due to increased net sales from higher volumes and prices. SG&A expenses in fiscal 2008 were $51.4 million higher than in the prior fiscal year primarily due to the SG&A associated with the Southern Container Acquisition. Excluding the impact of the acquisition, SG&A labor costs increased $5.7 million, commissions expense increased $2.7 million on increased sales, stock based compensation expense increased $1.9 million, and bad debt expense increased $1.5 million. These increases were partially offset by reduced bonus expense of $2.4 million and reduced pension expense of $1.2 million.

SG&A expenses decreased as a percentage of net sales to 11.2% in fiscal 2007 from 11.4% in fiscal 2006 primarily due to increased net sales. SG&A expenses were $14.9 million higher than in the prior fiscal year, including the increase associated with the interior packaging facilities acquired in the second quarter of fiscal 2006. Stock-based compensation expense increased $3.8 million, including the acceleration of expense recognition for a portion of our restricted stock that vested in March 2007 as a result of the attainment of certain income growth goals. Bonus expense increased $5.6 million, SG&A salaries increased $2.8 million, commission expense increased $1.5 million, and employee payroll tax expense increased $1.1 million. These increases were partially offset by reduced bad debt expense of $1.0 million and reduced professional fees of $1.1 million.

Acquisitions

On March 5, 2008, we acquired the stock of Southern Container Corp. for $1,060.0 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and is expected to result in a net present value benefit, subject to the completion of the final purchase price allocation, of approximately $150 million, net of an agreed upon payment for the election of approximately $68.7 million paid to Southern Container’s former stockholders in November 2008. We incurred $26.8 million of debt issuance costs in connection with the transaction. We recorded estimated fair values for acquired assets and liabilities including $364.9 million of goodwill and $120.7 million of intangibles. See “Note 6. Acquisitions” and “Note 10. Debt”, respectively, of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

On January 24, 2007, we acquired, for $32.0 million, the remaining 40% minority interest in Fold-Pak, giving us sole ownership. These operations are included in the results of our Consumer Packaging segment. We acquired our initial 60% interest in Fold-Pak in connection with the GSPP Acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill.

For additional information, including the opening balance sheet and pro forma information reflecting the Southern Container Acquisition, see “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements.

Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $15.6 million, $4.7 million, and $7.8 million for fiscal 2008, 2007, and 2006, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. See “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements. In most instances when we close a facility we transfer a substantial portion of the facility’s assets and production to other facilities and recognize an impairment charge, if necessary, on equipment not transferred, primarily to reduce the carrying value of equipment to its estimated fair value or fair value less cost to sell, and record a charge for severance and other employee related costs. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term, such as the fair value of leased property at the cease-use date, and other employee related costs. We generally expect the integration of the closed facility’s assets and production to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility.

Paperboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)

The table below includes coated recycled paperboard, bleached paperboard and market pulp tons shipped in our Consumer Packaging segment, containerboard tons shipped from our two containerboard mills in our Corrugated Packaging segment, as well as the tons shipped from our specialty recycled mills in our Specialty Paperboard Products segment and the average price per ton of the aggregated group. The decrease in average price per ton beginning in the second quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard included in the average subsequent to the Southern Container Acquisition.

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped (b)	Average Price (Per Ton) (a)(c)
	(In thousands, except Average Price Per Ton)
First Quarter	208.3	79.2	15.0	45.0	$524
Second Quarter	223.5	80.7	27.9	45.4	526
Third Quarter	220.6	76.6	23.7	44.2	539
Fourth Quarter	229.1	83.7	20.0	47.0	561

Fiscal 2006	881.5	320.2	86.6	181.6	$538

First Quarter	221.5	74.0	20.9	44.6	$558
Second Quarter	223.0	82.2	24.6	46.2	571
Third Quarter	225.1	90.1	25.6	45.3	588
Fourth Quarter	223.5	88.7	24.8	46.8	596

Fiscal 2007	893.1	335.0	95.9	182.9	$578

First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587
Third Quarter	235.9	86.3	24.5	218.5	566
Fourth Quarter	234.2	90.7	21.5	244.1	585

Fiscal 2008	916.2	341.5	95.0	609.4	$583

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include tons shipped by Seven Hills.

(b)	Containerboard Tons Shipped includes corrugated medium and linerboard, which include the Solvay mill tons beginning in March 2008.

(c)	Beginning in the second quarter of fiscal 2008, Average Price Per Ton includes coated and specialty recycled paperboard, containerboard, bleached paperboard and market pulp.

Segment Income

Segment Income — Consumer Packaging Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$333.7	$1.0	0.3%
Second Quarter	355.3	19.6	5.5
Third Quarter	359.5	23.0	6.4
Fourth Quarter	367.1	31.1	8.5

Fiscal 2006	$1,415.6	$74.7	5.3%

First Quarter	$346.8	$24.3	7.0%
Second Quarter	363.7	29.7	8.2
Third Quarter	373.0	36.9	9.9
Fourth Quarter	376.1	34.3	9.1

Fiscal 2007	$1,459.6	$125.2	8.6%

First Quarter	$374.7	$28.7	7.7%
Second Quarter	394.8	32.5	8.2
Third Quarter	388.9	27.9	7.2
Fourth Quarter	393.0	30.7	7.8

Fiscal 2008	$1,551.4	$119.8	7.7%

Consumer Packaging segment income decreased to $119.8 million in fiscal 2008 from $125.2 million in fiscal 2007 as productivity improvements, operating efficiencies and sales price increases were more than offset by higher energy, chemicals, and fiber costs in our mills. At our coated mills, recycled fiber costs increased $14.4 million, virgin fiber costs increased $7.0 million, energy costs increased $13.5 million, chemical costs increased $11.5 million and shipping costs increased approximately $3.4 million, over the prior year. During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs, which was largely offset by the impact of a dryer section failure and rebuild in our Dallas mill in December 2007. Workers’ compensation expense increased $2.0 million, commissions expense increased $1.7 million, group insurance expense increased $1.4 million, and bad debt expense increased $1.1 million. These higher costs were only partially offset by increases in selling prices over the prior year, an increase in coated tons shipped, decreased pension expense of $3.7 million, decreased expense of $1.4 million related to foreign currency transactions, and decreased bonus expense of $2.5 million.

Consumer Packaging segment income increased to $125.2 million in fiscal 2007 from $74.7 million in fiscal 2006 primarily due to sales price increases, higher volumes in our mills, reduced energy costs, better performance of our bleached paperboard mill, reduced freight costs and higher operating rates, which were partially offset by increased fiber costs. At our coated mills, recycled fiber costs increased $17.2 million, energy costs decreased $34.3 million, maintenance and repair costs decreased $9.3 million primarily due to improved operating performance at our bleached paperboard mill, chemical costs increased $1.1 million and shipping costs decreased $4.6 million, over the prior year. In our folding carton operations, we experienced lower costs primarily due to productivity improvements and operating efficiencies, and sales price increases which were somewhat offset by higher raw material costs, primarily due to rising paperboard prices and lower folding carton volumes. Segment income was impacted by decreased workers’ compensation expense of $3.5 million, decreased pension expense of $1.7 million, and decreased commissions of $1.1 million, which were partially offset by increased employee group insurance expense of $3.0 million and increased bonus expense of $1.4 million. In September 2007, we replaced a portion of the press section at our Battle Creek coated recycled paperboard mill to add 16,000 tons of capacity, the pre-tax impact of which was approximately $1.7 million, primarily from downtime and lost production.

Segment Income — Corrugated Packaging Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$43.2	$0.4	0.9%
Second Quarter	47.0	2.2	4.7
Third Quarter	54.1	3.1	5.7
Fourth Quarter	58.5	4.8	8.2

Fiscal 2006	$202.8	$10.5	5.2%

First Quarter	$56.2	$6.0	10.7%
Second Quarter	59.3	5.8	9.8
Third Quarter	60.2	4.0	6.6
Fourth Quarter	61.0	3.1	5.1

Fiscal 2007	$236.7	$18.9	8.0%

First Quarter	$61.4	$4.3	7.0%
Second Quarter	112.0	4.4	3.9
Third Quarter	208.9	23.2	11.1
Fourth Quarter	225.2	39.4	17.5

Fiscal 2008	$607.5	$71.3	11.7%

Corrugated Packaging segment income in fiscal 2008 increased to $71.3 million from $18.9 million in fiscal 2007 primarily due to the Southern Container Acquisition and increased income at our legacy corrugated plants, which were partially offset by lower income at our legacy recycled corrugated medium mill due to higher fiber and energy costs. Acquisition accounting requires us to step up the value of the inventory acquired which effectively eliminates a portion of the profit that we otherwise would realize upon the sale of that inventory. This write up associated with the Southern Container Acquisition reduced our pre-tax income in the year by approximately $12.7 million as the acquired inventory was sold and charged to cost of goods sold. Our fiscal 2008 segment income was reduced by approximately $3.8 million primarily because of lost production during an upgrade and capacity expansion at our Solvay mill. The annual capacity of the Solvay mill is now 770,000 tons per year, 50,000 tons more than when we closed the acquisition in March 2008. We believe these additional tons will be used by increased internal consumption, integrating our legacy purchases and from improvements in our combined portfolio of trade swaps.

Corrugated Packaging segment income in fiscal 2007 increased to $18.9 million from $10.5 million in fiscal 2006 primarily due to higher sales prices, increased volumes and improved product mix. Additionally, workers’ compensation expense decreased $1.1 million.

Segment Income — Merchandising Displays Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$49.2	$2.9	5.9%
Second Quarter	55.8	3.2	5.7
Third Quarter	58.8	1.6	2.7
Fourth Quarter	69.4	8.8	12.7

Fiscal 2006	$233.2	$16.5	7.1%

First Quarter	$60.9	$5.2	8.5%
Second Quarter	82.6	12.1	14.6
Third Quarter	76.8	10.9	14.2
Fourth Quarter	85.5	10.6	12.4

Fiscal 2007	$305.8	$38.8	12.7%

First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.8	14.6
Third Quarter	86.1	8.4	9.8
Fourth Quarter	88.4	11.7	13.2

Fiscal 2008	$350.8	$41.9	11.9%

Merchandising Displays segment income in fiscal 2008 increased to $41.9 million from $38.8 million in fiscal 2007. Segment income increased due to an increase in display sales which were partially offset by higher input costs and increased salary expense of $1.7 million to support our increased sales levels.

Merchandising Displays segment income in fiscal 2007 increased to $38.8 million from $16.5 million in fiscal 2006 primarily due to increased display sales, favorable product mix and associated higher leverage of fixed costs. Commissions increased $2.6 million due to increased sales, bonus expense increased $2.1 million due to the significant increase in performance, and SG&A expenses for salaries increased $1.8 million primarily to support the increased sales levels and new product and service offerings.

Segment Income — Specialty Paperboard Products Segment

	Net Sales (Aggregate)	Segment Income	Return On Sales
	(In millions, except percentages)
First Quarter	$75.0	$4.9	6.5%
Second Quarter	81.2	8.6	10.6
Third Quarter	85.6	7.3	8.5
Fourth Quarter	85.7	6.1	7.1

Fiscal 2006	$327.5	$26.9	8.2%

First Quarter	$79.5	$7.3	9.2%
Second Quarter	91.9	7.2	7.8
Third Quarter	94.0	7.8	8.3
Fourth Quarter	96.3	6.5	6.7

Fiscal 2007	$361.7	$28.8	8.0%

First Quarter	$91.8	$7.4	8.1%
Second Quarter	99.8	6.6	6.6
Third Quarter	102.1	7.8	7.6
Fourth Quarter	99.2	8.5	8.6

Fiscal 2008	$392.9	$30.3	7.7%

Specialty Paperboard Products segment income for fiscal 2008 increased to $30.3 million compared to $28.8 million in fiscal 2007 primarily due to higher sales as a result of increases in volume and prices, which were partially offset by increased recycled fiber costs in our specialty mills of approximately $4.9 million, or $23 per ton, over the prior year period. Across the segment, energy costs increased approximately $3.8 million.

Specialty Paperboard Products segment income for fiscal 2007 increased to $28.8 million compared to $26.9 million in fiscal 2006 due to higher sales due to increases in recycled fiber and interior packaging volumes and prices across the segment, which was partially offset by an 8.6% decrease in specialty paperboard shipped tons due to weaker market demand. Across the segment, energy costs decreased $3.5 million, freight costs decreased $3.7 million, and workers’ compensation expense decreased $1.5 million, which were more than offset by increased recycled fiber costs in our specialty mills of $7.2 million.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities included in segment income in fiscal 2008 was $2.4 million compared to $1.1 million in fiscal 2007. Fiscal 2008 includes our share of our Seven Hills, DSA and QPSI investments as well as our Pohlig and Greenpine investments acquired in the Southern Container Acquisition. Fiscal 2007 includes our share of our Seven Hills as well as our share of our QPSI and DSA investments that we entered into during the first quarter and third quarter of fiscal 2007, respectively. Equity in income of unconsolidated entities in fiscal 2006 was $1.9 million. The income in fiscal 2006 was solely for Seven Hills and included a positive adjustment of $1.2 million for the settlement of arbitration between us and our Seven Hills partner.

Interest Expense

Interest expense for fiscal 2008 increased to $88.6 million from $49.8 million for fiscal 2007 as a result of the additional debt required to fund the Southern Container Acquisition. Fiscal 2008 interest expense included a $3.0 million bridge financing fee and $1.9 million of debt extinguishment costs associated with the acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $34.3 million and lower interest rates, net of swaps, decreased interest expense by approximately $3.1 million. Increased deferred financing cost amortization accounted for $2.7 million.

Interest expense for fiscal 2007 decreased 10.4%, or $5.8 million, to $49.8 million from $55.6 million for fiscal 2006. The decrease in our average outstanding borrowings decreased interest expense by approximately $7.2 million and higher interest rates, net of swaps, increased interest expense by approximately $1.4 million.

Interest and Other Income (Expense), net

Interest and other income (expense), net for fiscal 2008 was income of $1.6 million compared to expense of $1.3 million in fiscal 2007. Interest and other income (expense), net was income of $1.6 million in fiscal 2006. The income in fiscal 2008 was primarily due to interest income. The expense in fiscal 2007 was primarily due to a charge for an other than temporary decline in the fair value of a cost method investment. In fiscal 2006, we sold our Dallas Recycle equipment and the majority of the customers from that facility and sold our Fort Worth Recycle facility. We received aggregate proceeds of $3.0 million and recorded a gain on the sale of $1.3 million for these two transactions. These facilities were immaterial for reporting as discontinued operations for all periods presented.

Minority Interest in Income of Consolidated Subsidiaries

Minority interest in income of our consolidated subsidiaries for fiscal 2008 increased to $5.3 million from $4.8 million in fiscal 2007 primarily as a result of the addition of businesses acquired in the Southern Container Acquisition, which together with increased earnings at our RTS subsidiary offset the effect in fiscal 2008 of acquiring the outstanding minority interest in Fold-Pak, LLC (“Fold-Pak”, formerly known as GSD Packaging, LLC). In January 2007, we acquired the remaining 40% minority interest in Fold-Pak; therefore, our fiscal 2007 results included four months of minority interest for Fold-Pak. As a result, minority interest in income of our consolidated subsidiaries for fiscal 2007 decreased to $4.8 million from $6.4 million in fiscal 2006. Fold-Pak was merged into an existing RockTenn subsidiary in the fourth quarter of fiscal 2008.

Provision for Income Taxes

For fiscal 2008, we recorded a provision for income taxes of $44.3 million, at an effective rate of 35.1% of pre-tax income, as compared to a provision of $45.3 million for fiscal 2007, at an effective rate of 35.7% of pre-tax income. In fiscal 2008, we recorded a deferred tax benefit of $1.4 million related to a tax rate reduction in Canada. We adjusted the rate at which our deferred taxes are computed for state income tax purposes on our domestic operations from approximately 3.4% to approximately 3.7%, resulting in additional tax expense of $0.7 million. We also recorded a benefit of $2.3 million and $0.3 million for research and development and other tax credits, net of valuation allowances, in the United States and Canada, respectively. We also recorded $0.5 million of additional expense to increase our liability for unrecognized tax benefits. In fiscal 2007, we adjusted the rate at which our deferred taxes are computed for state income tax purposes on our domestic operations from approximately 3% to approximately 3.4%, resulting in additional tax expense of $1.2 million. We also recorded a benefit of $4.0 million for research and development and other tax credits, net of valuation allowances. We also recorded $0.6 million of additional expense to increase our tax contingency reserves. Other differences from the statutory federal tax rate are more fully described in “Note 13. Income Taxes” of the Notes to the Consolidated Financial Statements included herein. We estimate that the annual domestic marginal effective income tax rate for fiscal 2008 was approximately 36.5%.

For fiscal 2006, we recorded a provision for income taxes of $9.9 million, at an effective rate of 25.8% of pre-tax income. Our fiscal 2006 provision includes a benefit of $2.4 million related to a change in the rate at which deferred taxes were computed for state income tax purposes and a benefit of $0.8 million for research and development and other tax credits, net of valuation allowances. This benefit was offset by net expense of $0.4 million resulting from Quebec provincial and Canadian federal tax law changes that we recorded in the first and third quarters of fiscal 2006, respectively.

During the first quarter of fiscal 2006, we repatriated $33.3 million from certain of our foreign subsidiaries as allowed under the American Jobs Creation Act of 2004. This Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by allowing a deduction from U.S. taxable income of an amount equal to 85% of certain dividends received from controlled foreign corporations. As a result of this repatriation, in fiscal 2007 we paid $0.8 million in United States taxes.

Significant Changes in Balance Sheet Accounts

As a result of the Southern Container Acquisition and the corresponding preliminary allocation of the purchase price, our assets and liabilities have increased materially. See “Note 6. Acquisitions” of the Notes to the Consolidated Financial Statements included herein for a summary of the assets acquired and liabilities assumed. Additionally, see “Note 10. Debt” of the Notes to the Consolidated Financial Statements included herein for the changes in debt.

Liquidity and Capital Resources

Working Capital and Capital Expenditures

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, and proceeds received in connection with the issuance of industrial development revenue bonds as well as other debt and equity securities.

The sum of cash and cash equivalents and restricted cash and marketable debt securities was $72.0 million at September 30, 2008, and $10.9 million at September 30, 2007. The increase is primarily due to cash and restricted cash and marketable debt securities received in the Southern Container Acquisition which were maintained principally to assist in meeting a minimum working capital requirement under the Solvay IDBs (as hereinafter defined). Our debt balance at September 30, 2008 was $1,698.9 million compared to $1,854.5 million at March 31, 2008 following the Southern Container Acquisition and $722.3 million at September 30, 2007. The increase from September 30, 2007 was the result of the debt incurred to finance the Southern Container Acquisition. During the second half of fiscal 2008, we paid down $155.6 million of debt. We are exposed to changes in interest rates as a result of our debt. We use interest rate swap instruments to varying degrees from time to time to manage the interest rate characteristics of portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt. At September 30, 2007, we had interest rate swap agreements in place with an aggregate notional amount of $200.0 million. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps. On January 31, 2008, we entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million. The notional amounts of these swaps were scheduled to decline through April 2012. These swaps were based on the one-month LIBOR rate, and the fixed rates averaged 3.11%, plus the applicable credit margin then in effect. We designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of floating rate debt. In June 2008, we terminated these interest rate swaps and received proceeds of $10.4 million and entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million with a commencement date of July 1, 2008. The notional amounts of these swaps will decline through April 2012. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%, plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain floating rate debt.

On March 5, 2008, we and certain of our subsidiaries entered into the Credit Facility and terminated our prior facility. The Credit Facility includes term loan, revolving credit, swing, and letters of credit facilities with an aggregate original principal amount of $1.2 billion. The Credit Facility is pre-payable at any time. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes (as hereinafter defined) have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. Our available borrowings under the revolving credit portion of the Credit Facility are reduced by outstanding letters of credit. Accordingly, at September 30, 2008, we would have been able to borrow an incremental approximately $380.9 million, after excluding $35.6 million of outstanding letters of credit not drawn upon. On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016, which are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries.

On March 5, 2008, we assumed Solvay IDBs totaling $132.3 million in connection with the Southern Container Acquisition and recorded $110.7 million of debt for cash payable to the sellers for cash held to comply with the Solvay IDBs, net of a 2% redemption fee of approximately $2.4 million to terminate the Solvay IDBs, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. The Solvay IDBs were comprised of two different series: the 1998 Series and the 2000 Series, the remaining principal balance of the bonds was $120.9 million and $7.7 million, respectively, at September 30, 2008. Both series are subject to annual sinking fund payments. The next annual sinking fund payments were scheduled to be $2.3 million and

$3.8 million for the 1998 Series and 2000 Series, respectively. The Solvay IDBs were redeemable at 102% of par beginning in November 2008. The Solvay IDBs also had extensive affirmative, negative and restricted payment covenants which required certain minimum working capital and cash flow requirements, and limited our ability to utilize the restricted cash governed by the indentures. The Solvay IDBs were secured by a payment of debt service to the municipality by us. On November 3, 2008, the first call date of the Solvay IDBs, we repaid the Solvay IDBs and on November 14, 2008, we paid the former Southern Container stockholders for the cash payable to sellers.

On September 2, 2008, we amended our 364-day Receivables Facility and increased its size from $110.0 million to $175.0 million. The new facility expires on September 1, 2009. Accordingly, such borrowings are classified as current at September 30, 2008. At September 30, 2007, borrowings under the facility were classified as non-current because the facility was then scheduled to expire on November 15, 2008. Borrowing availability under this facility is based on the eligible underlying receivables. At September 30, 2008 and September 30, 2007 we had $92.0 million and $100.0 million, respectively, outstanding under the facility. For additional information regarding our outstanding debt, our credit facilities and their securitization and the repayment of the Solvay IDBs and cash payable to sellers, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities during fiscal 2008 and 2007 was $240.9 million and $238.3 million, respectively. We had a net use of working capital of $1.0 million as our increased accounts receivable balance was impacted primarily by higher sales prices and volumes offset by our increased accounts payable balance which was impacted by higher input costs and both were impacted by our ongoing working capital improvement initiatives. Fiscal 2007 was impacted by a greater source of funds for working capital due to our ongoing working capital improvement initiatives. Net cash provided by operating activities for fiscal 2007 and 2006 was $238.3 million and $153.5 million, respectively. The fiscal 2007 increase was primarily due to the increase in net income and a greater source of funds for working capital compared to fiscal 2006.

Net cash used for investing activities was $895.2 million during fiscal 2008 compared to $109.1 million in fiscal 2007. Net cash used for investing activities in fiscal 2008 consisted primarily of $816.8 million related to the Southern Container Acquisition and $84.2 million of capital expenditures. Net cash used for investing activities in fiscal 2007 consisted primarily of $78.0 million of capital expenditures, $32.0 million paid to acquire the remaining 40% interest in Fold-Pak, and $9.6 million of investment in unconsolidated entities, primarily for our interest in QPSI in our Merchandising Displays segment. Partially offsetting these amounts was the return of capital of $6.5 million primarily from our Seven Hills investment. Net cash used for investing activities in fiscal 2006 of $67.0 million consisted primarily of $64.6 million of capital expenditures and $7.8 million of cash paid for the purchase of businesses, primarily for an acquisition in our Specialty Paperboard Products segment.

Net cash provided by financing activities was $696.5 million during fiscal 2008 and net cash used was $124.9 million in fiscal 2007. In fiscal 2008, net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $737.7 million. Partially offsetting these amounts were $27.1 million of debt issuance costs and cash dividends paid to shareholders of $15.2 million. In fiscal 2007, net cash used consisted primarily of net repayments of debt of $86.8 million, purchases of Common Stock of $58.7 million, cash dividends paid to shareholders of $15.4 million, repayments to unconsolidated entity of $5.4 million, and distributions paid to minority interest partners of $4.2 million. These items were partially offset by $31.5 million in issuances of Common Stock and $14.1 million for tax benefits from share-based compensation. In fiscal 2007, cash from the issuance of Common Stock increased due to the exercise of stock options for approximately 2.3 million shares. Net cash used for financing activities in fiscal 2006 consisted primarily of net repayments of debt, cash dividends paid to shareholders, and distributions to minority interest partners, which were partially offset by issuances of Common Stock and advances from an unconsolidated entity.

In fiscal 2007, we received $1.6 million of insurance proceeds primarily for property damage claims for a flood that occurred at one of our mills during fiscal 2006. The proceeds have been used primarily to repair certain property and equipment. Net cash used for investing activities in fiscal 2007 included $1.3 million for capital equipment purchased and the balance was classified in cash provided by operating activities. In fiscal 2006, we received $4.3 million of insurance proceeds, after $3.9 million of deductibles, for $1.5 million of property damage claims and $2.8 million of business interruption claims. The proceeds were used to repair certain equipment, perform plant clean-up, and replace other equipment that was damaged. Net cash used for investing activities included $0.9 million for capital equipment purchased and the balance was classified in cash provided by operating activities.

Our capital expenditures aggregated $84.2 million in fiscal 2008. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We were obligated to purchase $7.1 million of fixed assets at September 30, 2008. We estimate that our capital expenditures will aggregate approximately $90 million in fiscal 2009. Included in our capital expenditures estimate is approximately $6 million for capital expenditures that we expect to spend during fiscal 2009 in connection with matters relating to environmental compliance.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2009, 2010 and 2011.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of September 30, 2008. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount. We have also made guarantees, primarily for certain debt, related to three equity investees in an amount less than $8 million. For additional information regarding our guarantees, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

During fiscal 2008 and 2007, we made contributions of $15.9 and $20.9 million, respectively, to our pension and supplemental retirement plans. Based on current facts and assumptions, we anticipate contributing approximately $25 million to our U.S. Qualified Plans in fiscal 2009. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. Other than any potential financial impacts resulting from the uncertainty associated with the current turmoil in the financial and capital markets, we do not expect complying with the Pension Act will have a material adverse effect on our results of operations, financial condition or cash flows. However, the current turmoil in the financial and capital markets may require us to materially increase our funding.

In November 2008, our board of directors approved a resolution to pay our quarterly dividend of $0.10 per share indicating an annualized dividend of $0.40 per share, on our Common Stock.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

Contractual Obligations	Payments Due by Period
	Total	Fiscal 2009	Fiscal 2010 & 2011	Fiscal 2012 & 2013	Thereafter
	(In millions)
Long-term debt, including current portion (a)(e)	$1,695.6	$245.1	$385.0	$653.2	$412.3
Operating lease obligations (b)	42.7	13.4	15.8	7.5	6.0
Purchase obligations and other (c)(d)(f)(g)	328.6	205.4	94.1	26.1	3.0

Total	$2,066.9	$463.9	$494.9	$686.8	$421.3

(a)	We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and Credit Facility. For purposes of this table, we assume that all of our long-term debt will be held to maturity, except for our $100 million March 2013 Notes, which will be paid in full or refinanced by September 15, 2012 as discussed in footnote (d) of “Note 10. Debt” referenced below. Included in the “Fiscal 2010 & 2011” column in the table above is our $250 million August 2011 Notes (as hereinafter defined). We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate hedge adjustments resulting from terminated interest rate derivatives or swaps of $6.6 million and excluded unamortized discounts of $3.3 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 12. Leases” of the Notes to Consolidated Financial Statements.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to us to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received by us from our partner to date. Therefore, the earliest date at which a put could be completed would be March 29, 2011. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $17 million, which would result in a purchase price of approximately 63% of our partner’s share of the net equity reflected on Seven Hills’ September 30, 2008 balance sheet. We have not included the $17 million in the table above.

(e)

We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because none of our other long-term liabilities has a definite pay-out scheme. As discussed in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our Company, and whether the employee elects lump-sum or installment payments. In addition, we have not included in the table pension funding requirements because such amounts are not available for all periods presented. We estimate that we will contribute approximately $25 million to our pension plans in fiscal 2009. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. During fiscal 2008, we contributed approximately $15.9 million to our pension and supplemental retirement plans.

(f)	The Solvay mill steam supply contract expires in December 2018. We may cancel the contract subject to certain penalties. Included for fiscal 2009 in the table above is $6.2 million for the non-cancellable portion of the steam supply contract.

(g)	Included in the line item “Purchase obligations and other” is $13.2 million of FIN 48 (as hereinafter defined) liabilities based on our estimate of cash settlement with the respective taxing authorities.

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

Stock Repurchase Program

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. As of September 30, 2006, we had approximately 2.0 million shares of Common Stock available for repurchase from 4.0 million shares of Common Stock authorized for repurchase. In August 2007 our board of directors amended our stock repurchase plan to allow for the repurchase of an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2008 and 2006, we did not repurchase any shares of Common Stock. At September 30, 2008, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

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

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions. At September 30, 2008, our allowances were $11.4 million; a 5% change in our assumptions would change our allowance by approximately $0.6 million.

Inventory

We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value, depending on the inventory. Management frequently reviews inventory to determine the necessity to markdown excess, obsolete or unsaleable inventory. Judgment and uncertainty exists with respect to this estimate because it requires management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the markdown required for excess, obsolete or unsaleable inventory. We have not made any material changes in the accounting methodology used to markdown inventory during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate inventory markdowns. While these markdowns have historically been within our expectations and the markdowns we established, it is possible that our reserves could be higher or lower in the future if our estimates are inaccurate. At September 30, 2008, our inventory reserves were $1.7 million; a 5% change in our inventory allowance assumptions would change our reserve by approximately $0.1 million.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include a standard cost system, average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items are, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage) to determine the amount of current period charges. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

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

The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2008, if forecasted net operating profit before tax was decreased by 10%, the enterprise value of each of our reporting units would have continued to exceed their respective net book values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value.

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

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed over their estimated useful lives ranging from 5 to 40 years and have a weighted average life of approximately 19.5 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

Purchase Price Allocations

From time to time, we enter into material business combinations. In accordance to Statement of Financial Accounting Standards No. 141, “Business Combinations” the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal of certain tangible and intangible assets. Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the date of acquisition to obtain all of the information that we have arranged to obtain and that is known to be obtainable to finalize the purchase price allocation. Until such time, the purchase price allocation may remain subject to change based on final valuations of assets acquired and liabilities assumed and may be subject to material revision.

Health Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. Our self-insurance liabilities contain uncertainties because the calculation requires management to make assumptions regarding, and apply judgment to estimate, the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We utilize historical claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid utilizing the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve utilizing the reserve rates discussed above. During fiscal 2008, the average monthly claims paid were between $3.7 million and $4.6 million and our average claims lag was between 1.3 and 1.4 times the average monthly claims paid. Our accrual at September 30, 2008, represents approximately 1.3 times the average monthly claims paid plus unpaid premiums. Our reserves have historically been within our expectations. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insured liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. A 5% change in the average claims lag would change our reserve by approximately $0.3 million.

Workers’ Compensation

We purchase workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors. Our workers’ compensation liabilities contain uncertainties because the calculation requires management to make assumptions regarding the ultimate costs of reported and incurred but not reported injuries. We have not made any material changes in the accounting methodology used to establish our workers’ compensation liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our workers’ compensation liabilities. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material. Although the cost of individual claims may vary over the life of the claim, the population taken as a whole has not changed significantly from our expectations. A 5% adverse change in our development factors at September 30, 2008 would have resulted in an additional $0.4 million of expense for the fiscal year.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our tax assets and obligations using historical experience for the particular jurisdiction and our expectations regarding the future outcome of the related matters. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax expense and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $1.3 million for fiscal 2008. A 1% increase in our estimated tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2008 consolidated balance sheet, would increase tax expense by approximately $3.5 million for fiscal 2008.

Pension Plans

We have five defined benefit pension plans (“U.S. Qualified Plans”), with approximately 44% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise some degree of judgment when selecting these assumptions.

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

Our discount rate for each plan used for determining future net periodic benefit cost is based on the Citigroup Pension Discount Curve. We project benefit cash flows from our defined benefit plans against discount rates published in the September 30, 2008 Citigroup Pension Discount Curve matched to fit our expected liability payment pattern. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. To set the discount rate for our U.S. Qualified Plans, the weighted average of the discount rate for these plans was rounded to the nearest 0.125%. The expected liability payment pattern in the SERP differs materially from that of the U.S. Qualified Plans so the discount rate for the SERP was determined separately and rounded to the nearest 0.125%. We believe these discount rates accurately reflect the future defined benefit payment streams for our plans. For measuring benefit obligations of our U.S. Qualified Plans as of September 30, 2008 and September 30, 2007 we employed a discount rate of 7.50% and 6.25%, respectively. The 125 basis point increase in our U.S. Qualified Plans discount rate compared to the prior measurement date and our $15.9 million of employer contributions to our pension and supplemental plans in fiscal 2008 partially offset the negative return on plan assets experienced in fiscal 2008, resulting in a $23.1 million decrease in funded status compared to the prior fiscal year. For measuring benefit obligations of our SERP as of September 30, 2008 and September 30, 2007 we employed a discount rate of 7.375% and 6.25%, respectively.

In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies. As of September 30, 2008 and 2007, we used an expected return on plan assets of 8.65% and 9.0%, respectively. The plan assets are divided among various investment classes. As of September 30, 2008, approximately 66% of plan assets were invested with equity managers, approximately 33% of plan assets were invested with fixed income managers, and approximately 1% of plan assets were held in cash. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods. For fiscal 2008 our pension plans had actual losses on plan assets of $46.4 million as compared with expected returns on plan assets of $27.3 million, which resulted in a net deferred loss of $73.7 million. At September 30, 2008, we had an unrecognized actuarial loss of $97.5 million. In fiscal 2009, we expect to charge to net periodic pension cost approximately $6.2 million of this unrecognized loss. The amount of this unrecognized loss charged to pension cost in future years is dependent upon future interest rates and pension investment results. A 25 basis point change in the discount rate, the expected increase in compensation levels or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2008 pension expense (in millions, amounts in the table in parentheses reflect additional income):

	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(1.3)	$1.3

Compensation level	$0.1	$(0.1)

Expected long-term rate of return on plan assets	$(0.6)	$0.6

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

In fiscal 2008, we made cash contributions to the U.S. Qualified Plans aggregating $15.7 million which exceeded the $15.1 million contribution required by ERISA. In fiscal 2007, we made cash contributions to the U.S. Qualified Plans aggregating $20.7 million which exceeded the $17.3 million contribution required by ERISA. Based on current assumptions, our projected funding to the U.S. Qualified Plans is approximately $25 million in fiscal 2009. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount.

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

We are exposed to market risk from changes in interest rates, foreign exchange rates and commodity prices. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we periodically enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any risks in the future or that our efforts will be successful.

Derivative Instruments

We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. From time to time we use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. See “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 11. Derivatives” of the Notes to Consolidated Financial Statements.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2008 and September 30, 2007, if market interest rates increase an average of 100 basis points, after considering the effects of our swaps in effect at September 30, 2008, our interest expense would have increased by $4.0 million and $0.9 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2008 and 2007, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.3 million in both years.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were $1.2 million higher in fiscal 2008 than if we had translated the same earnings using fiscal 2007 exchange rates. Translated earnings were $0.2 million higher in fiscal 2007 than if we had translated the same earnings using fiscal 2006 exchange rates.

During fiscal 2008 and 2007, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $1.7 million and $1.4 million, respectively.

Commodities

Fiber

The principal raw material we use in the production of recycled paperboard and containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 71% of our fiscal 2008 fiber purchases. The remaining 29% of our fiber purchases consists of a number of other grades of recycled paper. In fiscal 2009, due to the full year inclusion of the Solvay mill, our usage of OCC and double-lined kraft clippings will account for approximately 76% of our fiber purchases.

From time to time we make use of financial swap agreements to limit our exposure to changes in OCC prices. With the effect of our OCC swaps, including purchases made by our Solvay mill for the period we owned it in fiscal 2008, a hypothetical 10% increase in total fiber prices, would have increased our costs by $20 million and $11 million in fiscal 2008 and 2007, respectively. In fiscal 2009, our exposure will increase approximately 31% due to the full year inclusion of the Solvay mill. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices, would have increased our costs by $6 million and $5 million in fiscal 2008 and 2007, respectively. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Solid Bleached Sulphate

We purchase solid bleached sulphate (“SBS”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in SBS prices throughout each year would have increased our costs by approximately $13 million during fiscal 2008 and by approximately $10 million during fiscal 2007. In times of higher SBS prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Coated Unbleached Kraft

We purchase Coated Unbleached Kraft (“CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices throughout each year would have increased our costs by approximately $10 million during fiscal 2008 and by approximately $9 million during fiscal 2007. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

Subsequent to the Southern Container Acquisition we expect to convert approximately 800,000 tons per year of corrugated medium and linerboard in our corrugated box converting operations into corrugated sheet stock. In fiscal 2007 we converted approximately 197,000 tons per year. A hypothetical 10% increase in linerboard and corrugated medium pricing throughout each year, including purchases made by the operations acquired in the Southern Container Acquisition for the period we owned them in fiscal 2008, would have resulted in increased costs of approximately $29 million and $9 million during fiscal 2008 and 2007, respectively. In fiscal 2009, our exposure will increase approximately 45% due to the full year inclusion of the corrugated converting operations acquired in the Southern Container Acquisition. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

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

We spent approximately $172 million on all energy sources in fiscal 2008. Natural gas and fuel oil accounted for approximately 48% (9.0 million MMBtu) of our total energy purchases in fiscal 2008. Our Solvay mill purchases its process steam under a long-term contract with an adjacent coal fired power plant — with steam pricing based primarily on coal prices. The mill’s electric energy supply is low priced due to the availability of hydro-based electric power. A hypothetical 10% change in the price of energy throughout the year would have increased our cost of energy by $17 million.

We spent approximately $121 million on all energy sources in fiscal 2007. Natural gas and fuel oil accounted for approximately 43% (6.2 million MMBtu) of our total energy purchases in fiscal 2007. Excluding fixed price natural gas forward contracts, a hypothetical 10% change in the price of energy throughout the year would have increased our cost of energy by $12 million.

We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2008	2007	2006
	(In millions, except per share data)
Net sales	$2,838.9	$2,315.8	$2,138.1
Cost of goods sold	2,296.8	1,870.2	1,789.0

Gross profit	542.1	445.6	349.1
Selling, general and administrative expenses	310.5	259.1	244.2
Restructuring and other costs, net	15.6	4.7	7.8

Operating profit	216.0	181.8	97.1
Interest expense	(88.6)	(49.8)	(55.6)
Interest and other income (expense), net	1.6	(1.3)	1.6
Equity in income of unconsolidated entities	2.4	1.1	1.9
Minority interest in income of consolidated subsidiaries	(5.3)	(4.8)	(6.4)

Income before income taxes	126.1	127.0	38.6
Income tax expense	(44.3)	(45.3)	(9.9)

Net income	$81.8	$81.7	$28.7

Basic earnings per share:
Net income	$2.19	$2.12	$0.79

Diluted earnings per share:
Net income	$2.14	$2.07	$0.77

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In millions, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$52.8	$10.9
Restricted cash and marketable debt securities	19.2	—
Accounts receivable (net of allowances of $11.4 and $5.4)	304.3	230.6
Inventories	283.0	224.4
Other current assets	49.2	26.8
Assets held for sale	0.7	1.8

Total current assets	709.2	494.5
Property, plant and equipment at cost:
Land and buildings	398.3	274.8
Machinery and equipment	1,826.2	1,368.6
Transportation equipment	15.2	10.8
Leasehold improvements	7.6	5.9

	2,247.3	1,660.1
Less accumulated depreciation and amortization	(914.2)	(822.6)

Net property, plant and equipment	1,333.1	837.5
Goodwill	727.0	364.5
Intangibles, net	176.9	67.6
Investment in unconsolidated entities	29.4	28.9
Other assets	37.5	7.7

	$3,013.1	$1,800.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$245.1	$46.0
Accounts payable	241.5	161.6
Accrued compensation and benefits	95.2	73.8
Other current liabilities	65.9	63.5

Total current liabilities	647.7	344.9

Long-term debt due after one year	1,447.2	667.8
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	6.6	8.5

Total long-term debt	1,453.8	676.3

Accrued pension and other long-term benefits	70.8	47.3
Deferred income taxes	153.3	125.7
Other long-term liabilities	29.4	7.6
Commitments and contingencies (Notes 12 and 18)
Minority interest	17.6	9.9
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,228,523 and 37,988,779 shares outstanding at September 30, 2008 and September 30, 2007, respectively	0.4	0.4
Capital in excess of par value	238.8	222.6
Retained earnings	421.7	357.8
Accumulated other comprehensive (loss) income	(20.4)	8.2

Total shareholders’ equity	640.5	589.0

	$3,013.1	$1,800.7

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(In millions, except share and per share data)
Balance at October 1, 2005	36,280,164	$0.4	$162.4	$326.0	$(32.6)	$456.2
Comprehensive income:
Net income	—	—	—	28.7	—	28.7
Foreign currency translation adjustments	—	—	—	—	3.3	3.3
Reclassification of previously terminated hedges to earnings (net of $1.1 tax)	—	—	—	—	(1.8)	(1.8)
Net unrealized gain on derivative instruments (net of $(1.7) tax)	—	—	—	—	2.8	2.8
Pension liability adjustments (net of $(10.6) tax)	—	—	—	—	15.7	15.7

Comprehensive income	—	—	—	—	—	48.7
Income tax benefit from share based plans	—	—	1.0	—	—	1.0
Shares granted under restricted stock plan	469,503	—	—	—	—	—
Compensation expense under share based plans	—	—	3.5	—	—	3.5
Cash dividends — $0.36 per share	—	—	—	(13.2)	—	(13.2)
Issuance of Class A common stock net of stock received for minimum tax withholdings	938,855	—	12.7	(0.3)	—	12.4

Balance at September 30, 2006	37,688,522	0.4	179.6	341.2	(12.6)	508.6
Comprehensive income:
Net income	—	—	—	81.7	—	81.7
Foreign currency translation adjustments	—	—	—	—	14.0	14.0
Reclassification of previously terminated hedges to earnings (net of $1.5 tax)	—	—	—	—	(2.5)	(2.5)
Net unrealized loss on derivative instruments (net of $0.3 tax)	—	—	—	—	(0.4)	(0.4)
Pension liability adjustments (net of $(15.1) tax)	—	—	—	—	24.0	24.0

Comprehensive income	—	—	—	—	—	116.8
Impact of adopting SFAS No. 158 (as hereinafter defined) (net of $9.0 tax)	—	—	—	—	(14.3)	(14.3)
Income tax benefit from share based plans	—	—	14.1	—	—	14.1
Shares granted under restricted stock plan	165,497	—	—	—	—	—
Compensation expense under share based plans	—	—	7.3	—	—	7.3
Cash dividends — $0.39 per share	—	—	—	(15.4)	—	(15.4)
Issuance of Class A common stock net of stock received for minimum tax withholdings	2,278,460	—	33.6	(3.0)	—	30.6
Purchases of Class A common stock	(2,143,700)	—	(12.0)	(46.7)	—	(58.7)

Balance at September 30, 2007	37,988,779	0.4	222.6	357.8	8.2	589.0
Comprehensive income:
Net income	—	—	—	81.8	—	81.8
Foreign currency translation adjustments	—	—	—	—	(12.0)	(12.0)
Reclassification of previously terminated hedges to earnings (net of $0.5 tax)	—	—	—	—	(0.9)	(0.9)
Net unrealized gain on derivative instruments (net of $(2.2) tax)	—	—	—	—	3.4	3.4
Pension liability adjustments (net of $12.7 tax)	—	—	—	—	(19.1)	(19.1)

Comprehensive income	—	—	—	—	—	53.2
Impact of adopting FIN 48 (as hereinafter defined)	—	—	—	(1.8)	—	(1.8)
Income tax benefit from share based plans	—	—	1.8	—	—	1.8
Shares granted under restricted stock plan	25,000	—	—	—	—	—
Compensation expense under share based plans	—	—	9.2	—	—	9.2
Restricted stock grants cancelled	(59,499)	—	—	—	—	—
Cash dividends — $0.40 per share	—	—	—	(15.2)	—	(15.2)
Issuance of Class A common stock net of stock received for minimum tax withholdings	274,243	—	5.2	(0.9)	—	4.3

Balance at September 30, 2008	38,228,523	$0.4	$238.8	$421.7	$(20.4)	$640.5

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In millions)
Operating activities:
Net income	$81.8	$81.7	$28.7
Items in income not affecting cash:
Depreciation and amortization	135.3	103.7	104.3
Deferred income tax expense	22.8	22.2	5.5
Share-based compensation expense	9.2	7.3	3.6
(Gain) loss on disposal of plant and equipment and other, net	(0.4)	0.9	(0.4)
Minority interest in income of consolidated subsidiaries	5.3	4.8	6.4
Equity in income of unconsolidated entities	(2.4)	(1.1)	(1.9)
Proceeds from (payment on) termination of cash flow interest rate hedges	6.9	(0.7)	14.5
Pension funding more than expense	(7.1)	(7.5)	(4.1)
Impairment adjustments and other non-cash items	2.8	2.0	3.5
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25.3)	3.4	(30.9)
Inventories	2.2	(2.6)	(14.1)
Other assets	1.1	3.0	(7.5)
Accounts payable	32.8	18.7	25.1
Income taxes payable	(12.5)	(4.3)	8.6
Accrued liabilities and other	(11.6)	6.8	12.2

Net cash provided by operating activities	240.9	238.3	153.5
Investing activities:
Capital expenditures	(84.2)	(78.0)	(64.6)
Cash paid for purchase of businesses (including amounts paid into escrow), net of cash received	(817.9)	(32.1)	(7.8)
Investment in unconsolidated entities	(0.3)	(9.6)	(0.2)
Return of capital from unconsolidated entities	0.8	6.5	—
Proceeds from sale of property, plant and equipment	6.4	2.8	4.7
Proceeds from property, plant and equipment insurance settlement	—	1.3	0.9

Net cash used for investing activities	(895.2)	(109.1)	(67.0)
Financing activities:
Proceeds from issuance of notes	198.6	—	—
Additions to revolving credit facilities	206.0	68.1	79.5
Repayments of revolving credit facilities	(238.7)	(91.9)	(210.7)
Additions to debt	764.0	22.1	51.8
Repayments of debt	(192.2)	(85.1)	(29.7)
Debt issuance costs	(27.1)	—	(0.3)
Restricted cash and investments	(0.4)	—	—
Issuances of common stock, net of related minimum tax withholdings	4.3	31.5	11.5
Purchases of common stock	—	(58.7)	—
Excess tax benefits from share-based compensation	1.8	14.1	1.0
Capital contributed to consolidated subsidiary from minority interest	—	—	2.1
Advances from (repayments to) unconsolidated entity	0.7	(5.4)	8.6
Cash dividends paid to shareholders	(15.2)	(15.4)	(13.2)
Cash distributions paid to minority interest	(5.3)	(4.2)	(6.4)

Net cash provided by (used for) financing activities	696.5	(124.9)	(105.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.3)	(0.6)

Increase (decrease) in cash and cash equivalents	41.9	4.0	(19.9)
Cash and cash equivalents at beginning of year	10.9	6.9	26.8

Cash and cash equivalents at end of year	$52.8	$10.9	$6.9

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2008	2007	2006
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$31.4	$13.1	$(4.4)
Interest, net of amounts capitalized	82.5	54.4	60.1

Supplemental schedule of non-cash investing and financing activities:

The fiscal 2007 and 2006 line item “Issuance of Class A common stock net of stock received for minimum tax withholdings” in our consolidated statements of shareholders’ equity differs from the fiscal 2007 and 2006 line item “Issuances of common stock, net of related minimum tax withholdings” in our consolidated statements of cash flows due to $0.9 million of receivables from the sale of stock being outstanding from employees at September 30, 2006. These receivables were collected in fiscal 2007.

Liabilities assumed in the table below in fiscal 2006 primarily reflect two acquisitions we funded and certain adjustments related to our June 2005 acquisition of substantially all of the assets of Gulf States’ Paperboard and Packaging operations (“GSPP”) and the assumption of certain of Gulf States’ related liabilities (the “GSPP Acquisition”). Fiscal 2008 primarily reflects the March 5, 2008 acquisition of Southern Container Corp. (“Southern Container” and “Southern Container Acquisition”). In conjunction with the Southern Container Acquisition, we also assumed debt.

	Year Ended September 30,
	2008	2006
	(In millions)
Fair value of assets acquired, including goodwill	$1,184.6	$8.5
Cash paid, net of cash received	817.9	7.8

Liabilities assumed	$366.7	$0.7

Included in liabilities assumed are the following items:
Debt assumed in acquisition	$132.5	$—
Cash payable to sellers in connection with the acquisition	110.7	—

Total debt assumed	$243.2	$—

For additional information on the Southern Container Acquisition and financing see “Note 6. Acquisitions” and “Note 10. Debt”.

In fiscal 2007, we contributed $3.9 million of assets to our Display Source Alliance, LLC joint venture. The assets consisted primarily of equipment and inventory.

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries, including RTS Packaging, LLC (“RTS”), GraphCorr LLC, Schiffenhaus Canada, Inc. and Schiffenhaus California, LLC. We own 65% of RTS and conduct our interior packaging products business through RTS. Following the Southern Container Acquisition in March 2008, we own 68% of GraphCorr LLC, 66.67% of Schiffenhaus Canada, Inc. and 50% of Schiffenhaus California, LLC, through which we conduct some of our graphics corrugated manufacturing operations. Our references to the business of Rock-Tenn Company do not include the following entities that we do not consolidate but account for on the equity method of accounting: Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), Display Source Alliance, LLC (“DSA”), Pohlig Brothers, LLC (“Pohlig”) and Greenpine Road, LLC (“Greenpine”). Pohlig and Greenpine were acquired in the Southern Container Acquisition. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, 45% of DSA, a business providing primarily permanent merchandising displays, 50% of Pohlig, a small folding carton manufacturer, and 50% of Greenpine, which owns the real property from which Pohlig operates.

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. We have eliminated all significant intercompany accounts and transactions.

We have determined that Seven Hills, DSA, Pohlig and Greenpine are variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46(R), “Consolidation of Variable Interest Entities.” We are not, however, the primary beneficiary of each of these entities. Accordingly, we use the equity method to account for our investment in Seven Hills, DSA, Pohlig and Greenpine. We have accounted for our investment in QPSI under the equity method.

Use of Estimates

Preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to, evaluate the recoverability of goodwill, intangibles and property, plant and equipment, determine the useful lives of assets that are amortized or depreciated, and measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of acquired business to the fair value

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e., shipping point) or on arrival at customers’ plants (i.e., destination point). We do not recognize revenue from transactions where we bill customers but retain custody and title to these products until the date of custody and title transfer.

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

Derivatives

From time-to-time and to varying degrees, we enter into a variety of financial derivative transactions, and certain physical transactions that are determined to be derivatives. We use interest rate swap instruments to manage the interest rate characteristics of a portion of our outstanding debt. We also use financial swap and financial forward contracts to limit our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars, and we use commodity financial swaps and physical agreements to limit our exposure to falling sales prices and rising raw material costs. From time-to-time we may terminate existing financial swaps and enter into new ones based on changes in market conditions and changes in our hedging strategies.

We are exposed to counterparty credit risk for nonperformance under derivative contracts and to market risk for changes in interest rates. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.

For each derivative instrument that is designated and qualifies as a fair value hedge, we recognize the change in fair value of the derivative instrument, as well as the offsetting change in fair value of the hedged item attributable to the hedged risk, in current earnings. For each derivative instrument that is designated and qualifies as a cash flow hedge, we report the effective portion of the change in fair value of the derivative instrument as a component of accumulated other comprehensive income or loss and reclassify that portion into earnings in the same period or periods during which the hedged transaction affects earnings. We recognize the ineffective portion of the hedge, if any, in current earnings during the period such ineffectiveness is determined. Amounts that are reclassified into earnings from accumulated other comprehensive income, and any ineffective portion of a hedge, are reported on the same line item on the consolidated statement of income as the underlying exposure

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being hedged. Upon termination of a cash flow hedge, any related amounts recorded in accumulated other comprehensive income are not normally immediately recognized in earnings but remain in accumulated other comprehensive income and are amortized to earnings over the remaining term of the originally hedged item. Any cash received or paid as a result of terminating interest rate swaps is classified in the consolidated statement of cash flows in the same category as the cash flows relating to the items being hedged.

We amortize the adjustment to the carrying value of our fixed rate debt instruments that arose from previously terminated fair value hedges to interest expense using the effective interest method over the remaining life of the related debt.

For derivative instruments not designated as hedging instruments, we recognize the change in fair value of the derivative instrument in current earnings during the period of change. These instruments act as economic hedges but either do not meet the criteria for treatment as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), or we elect not to treat them as hedges under SFAS 133. The changes in the fair value of these derivative instruments are reported in the same line item on the consolidated statement of income as the underlying exposure being economically hedged.

We include the fair value of derivatives in either short-term or long-term other liabilities and/or other assets on the balance sheet based on the expected timing of the related cash flows. We base the fair value of our derivative instruments on market pricing. Fair value represents the net amount required for us to terminate the position, taking into consideration market rates and counterparty credit risk.

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents with large credit worthy banks, which limits the amount of our credit exposure.

Restricted Cash and Marketable Debt Securities

As part of the Southern Container Acquisition we received restricted cash and marketable debt securities. The restricted cash and marketable debt securities are classified in the balance sheet in current assets because they are to be used within a year for payment of existing or maturing obligations. We classify these marketable debt securities as available-for-sale. We carry these securities at fair market value based on current market quotes. There was no significant unrealized gain or loss in fiscal 2008. The restricted cash and securities were liquidated in November 2008 at amounts that approximated carrying value.

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 to 45 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, and cash discounts. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes that are imposed on and concurrent with individual revenue-producing transactions between a seller and a customer on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2008, 2007, and 2006, we recorded bad debt expense of $3.1 million, $1.0 million, and $2.0 million, respectively.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Balance at the beginning of period	$5.4	$5.2	$5.1
Reduction in sales and charges to costs and expenses	35.9	22.6	24.7
Southern Container opening balance	4.7	—	—
Deductions	(34.6)	(22.4)	(24.6)

Balance at the end of period	$11.4	$5.4	$5.2

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at lower of cost or market, with cost determined using methods that approximate cost computed on a first-in, first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories and spare parts inventories and aggregate approximately 23.3% and 28.0% of FIFO cost of all inventory at September 30, 2008 and 2007, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include a standard cost system, average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items are, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage) to determine the amount of current period charges. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2008, 2007, and 2006, we capitalized interest of approximately $0.8 million, $0.8 million, and $0.8 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method and on the declining balance method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-44 years
Transportation equipment	3-8 years

Generally our machinery and equipment have estimated useful lives between 3 and 20 years; however, select portions of machinery and equipment at our mills have estimated useful lives up to 44 years. Leasehold

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2008, 2007, and 2006 was approximately $118.9 million, $96.6 million, and $96.6 million, respectively.

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

The SFAS 142 goodwill impairment model is a two-step process. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we must complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2008 and concluded the fair values were in excess of the carrying values of each of the reporting units.

We follow Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in determining whether the carrying value of any of our long-lived assets, including intangibles other than goodwill, is impaired. The SFAS 144 test is a three-step test for assets that are “held and used” as that term is defined by SFAS 144. First, we determine whether indicators of impairment are present. SFAS 144 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, if such estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, prices for similar assets, or other valuation techniques. We use a similar test for assets classified as “held for sale,” except that the assets are recorded at the lower of their carrying value or estimated fair value less anticipated cost to sell.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging generally from 5 to 40 years and have a weighted average life of approximately 19.5 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets”.

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

Purchase Price Allocations

From time to time, we enter into material business combinations. In accordance to Statement of Financial Accounting Standards No. 141, “Business Combinations” the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal of certain tangible and intangible assets. Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the date of acquisition to obtain all of the information that we have arranged to obtain and that is known to be obtainable to finalize the purchase price allocation. Until such time, the purchase price allocation may remain subject to change based on final valuations of assets acquired and liabilities assumed and may be subject to material revision.

Fair Value of Financial Instruments

The carrying amounts for our cash and cash equivalents, accounts receivables and other current assets, short-term debt, accounts payable and other current liabilities approximate their fair values due to their short maturities. The fair values of our derivatives are based on the cost to terminate the agreements as obtained from the counterparties. The fair value of our variable rate long-term debt approximates the carrying amount and is estimated based on the current rates offered to us for debt of similar risk and maturities. The fair value of our fixed rate long-term debt is based on the quoted market prices for the same or similar issues or is estimated based on the discounted value of future cash flows utilizing current market rates for debt of similar risk and maturity.

Health Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group insurance reserve based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs. Such amounts are not discounted.

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves based on estimated actuarially calculated development factors. Such amounts are not discounted.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) as of October 1, 2007. See “Note 13. Income Taxes”. We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value.

We have elected to treat earnings from certain foreign subsidiaries, from the date we acquired those subsidiaries, as subject to repatriation, and we provide for taxes accordingly. However, we consider all earnings of our other foreign subsidiaries indefinitely reinvested in those respective operations, other than those earnings we repatriated, under the American Jobs Creation Act of 2004. Other than those dividends, we have not provided for any incremental United States taxes that would be due upon repatriation of those earnings into the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pension and Other Post-Retirement Benefits

We account for pensions in accordance with Statement of Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As allowed under SFAS 87, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense, recorded obligation and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Stock Based Compensation

On October 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Due to the adoption of SFAS 123(R), in fiscal 2006 we recognized combined employee stock purchase plan expense and stock option expense of $0.6 million (net of $0.4 million income taxes) or $0.02 per diluted share. We chose the modified prospective method of adoption, in which we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” for pro forma disclosures.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. Upon adoption of SFAS 123(R), we recognize compensation cost over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123(R). Awards outstanding prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit service period. Prior to fiscal 2006, we accounted for the plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because all stock options granted had an exercise price equal to the market value of the stock on the date of the grant, no expense was recognized. In addition, under APB 25, the employee stock purchase plan was considered noncompensatory and no expense related to this plan was recognized prior to fiscal 2006. Subsequent to the adoption of SFAS 123(R), expense related to restricted stock grants was recognized.

Pursuant to our 2004 Incentive Stock Plan, we can award shares of restricted Common Stock to employees and our board of directors. The grants generally vest over a period of 3 to 5 years depending on the nature of the goal, except for non-employee director grants which vest over one year. Our restricted stock grants generally contain market or performance conditions that must be met in conjunction with the service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 15. Shareholders’ Equity” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Asset retirement obligations consist primarily of wastewater lagoon and landfill closure costs at certain of our paperboard mills. The amount accrued is not significant.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the life provided or until replaced by the next major maintenance activity. Our bleached paperboard mill is the only facility that currently conducts planned major maintenance activities. This maintenance is generally performed every twelve to eighteen months and has a significant impact on our results of operations in the period performed.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in shareholders’ equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain of $0.6 million in fiscal 2008 and recorded losses of $0.9 million and $0.2 million in fiscal 2007 and 2006, respectively, from foreign currency transactions.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Standards - Recently Adopted

We adopted FIN 48 as of October 1, 2007. See “Note 13. Income Taxes”.

We adopted SFAS 158 as of the end of our fiscal year ended September 30, 2007. See “Note 14. Retirement Plans — Defined Benefit Pension Plans.”

New Accounting Standards - Recently Issued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB issued FASB Staff Position 157-2 that deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We are currently evaluating the effect the implementation of SFAS 157 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect of the implementation of SFAS 160 will have on our consolidated financial statements.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). We are currently evaluating the effect the implementation of SFAS 161 will have on our consolidated financial statements.

Note 2. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except for earnings per share information):

	Year Ended September 30,
	2008	2007	2006
Numerator:
Net income	$81.8	$81.7	$28.7

Denominator:
Denominator for basic earnings per share — weighted average shares	37.4	38.5	36.1
Effect of dilutive stock options and restricted stock awards	0.8	1.0	0.9

Denominator for diluted earnings per share — weighted average shares and assumed conversions	38.2	39.5	37.0

Basic earnings per share:
Net income per share — basic	$2.19	$2.12	$0.79

Diluted earnings per share:
Net income per share — diluted	$2.14	$2.07	$0.77

Options to purchase 0.4 million, 0.1 million and 1.0 million shares of Common Stock in 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of the following, net of taxes (in millions):

	September 30,
	2008	2007
Foreign currency translation gain	$37.5	$49.5
Net unrealized gain on derivative instruments	3.7	1.2
Unrecognized pension net loss	(59.4)	(40.1)
Unrecognized pension prior service cost	(2.2)	(2.4)

Total accumulated other comprehensive (loss) income	$(20.4)	$8.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Inventories

Inventories are as follows (in millions):

	September 30,
	2008	2007
Finished goods and work in process	$163.3	$152.1
Raw materials	113.4	71.9
Supplies and spare parts	49.9	34.3

Inventories at FIFO cost	326.6	258.3
LIFO reserve	(43.6)	(33.9)

Net inventories	$283.0	$224.4

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2008, 2007 and 2006, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2008, 2007, and 2006 was not significant.

Note 5. Assets Held for Sale

The assets we recorded as held for sale consisted of property, plant and equipment from a variety of plant closures and are as follows (in millions):

	September 30,
	2008	2007
Property, plant and equipment	$0.7	$1.8

Note 6. Acquisitions

Southern Container Acquisition

On March 5, 2008, we acquired the stock of Southern Container. We have included the results of Southern Container’s operations in our financial statements in our Corrugated Packaging segment since the March 2, 2008 effective date. We made the acquisition in order to expand our corrugated packaging business with the Southern Container operations that we believe have the lowest system costs and the highest EBITDA margins of any major integrated corrugated company in North America.

The purchase price for the acquisition was $1,060.0 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and is expected to result in a net present value benefit, subject to the completion of the final purchase price allocation, of approximately $150 million, net of an agreed upon payment for the election to the sellers of approximately $68.7 million paid to Southern Container’s former stockholders in November 2008. We incurred $26.8 million of debt issuance costs in connection with the transaction. See “Note 10. Debt”.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of analyzing the estimated values of assets and liabilities acquired and are obtaining third-party valuations of certain tangible and intangible assets, thus, the allocation of the purchase price is preliminary and subject to material revision.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our preliminary allocation of purchase price as of March 2, 2008, follows (in millions):

Current assets, net of cash received	$135.0
Property, plant, and equipment	547.1
Goodwill	364.9
Intangible assets	120.7
Other long-term assets	15.8

Total assets acquired	1,183.5

Current portion of debt	116.9
Current liabilities	83.5
Long-term debt due after one year	126.3
Minority interest and other long-term liabilities	40.0

Total liabilities assumed	366.7

Net assets acquired	$816.8

We recorded estimated fair values for acquired assets and liabilities including goodwill and intangibles. The intangibles are being amortized over estimated useful lives ranging generally from 11 to 40 years on a straight-line basis over a weighted average life of approximately 18 years, and 15 years for tax purposes. We recorded $72.9 million of customer relationship intangibles with a weighted average life of approximately 15 years, $18.4 million of trade names and trademarks with a weighted average life of approximately 39 years and $29.4 million for a steam supply contract with a weighted average life of approximately 11 years. None of the intangibles has significant residual value. The goodwill is deductible for income tax purposes as a result of the Code section 338(h)(10) election.

The following unaudited pro forma information reflects our consolidated results of operations as if the Southern Container Acquisition had taken place as of the beginning of each of the periods presented. The unaudited pro forma information includes adjustments primarily for depreciation and amortization based on the preliminary fair value of the acquired property, plant and equipment, acquired intangibles and interest expense on the acquisition financing debt. We have also added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur due to changes in employment and other contractual arrangements. For fiscal 2008, we eliminated certain non-recurring pre-tax expenses directly associated with the acquisition including $12.7 million of inventory step up expense, $5.0 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders, $3.0 million for an acquisition bridge financing fee and $1.9 million of debt extinguishment costs associated with the acquisition. Pre-tax integration costs of $4.6 million are included in the unaudited pro forma net income below for the year ended September 30, 2008. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results.

(In millions, except per share data)	Year Ended September 30,
	2008	2007
Net sales	$3,128.1	$2,853.7

Net income	$110.2	$97.4

Diluted earnings per common share	$2.88	$2.47

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the fiscal years ended September 30, 2008 and 2007 uses the consolidated statements of income for RockTenn for the fiscal years ended September 30, 2008 and 2007 and the condensed consolidated statements of operations of Southern Container for the 25 weeks ended March 2, 2008 and the 52 weeks ended September 8, 2007.

Consumer Packaging

On January 24, 2007, we acquired for $32.0 million the remaining 40% minority interest in Fold-Pak, giving us sole ownership. We acquired our initial 60% interest in Fold-Pak in connection with the GSPP Acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. We have included the results of these operations in our consolidated financial statements since that date in our Consumer Packaging segment. The acquisition included $18.7 million of intangibles, primarily for customer relationships, and $3.5 million of goodwill. The goodwill is deductible for income tax purposes. We are amortizing the non-goodwill intangibles on a straight-line basis over a weighted average life of 19 years.

Note 7. Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $15.6 million, $4.7 million, and $7.8 million for fiscal 2008, 2007, and 2006, respectively. Of these costs, $2.3 million, $1.1 million and $3.0 million were non-cash for fiscal 2008, 2007, and 2006, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the fiscal year, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Fiscal 2008	$0.9	$2.0	$0.6	$0.5	$0.1	$4.1
	Fiscal 2007	1.1	1.0	0.6	0.3	1.7	4.7
	Fiscal 2006	1.7	1.8	0.7	0.3	2.6	7.1
	Cumulative	6.1	4.8	2.2	1.2	4.4	18.7
	Expected Total	6.1	5.0	2.7	1.5	5.5	20.8

Corrugated Packaging (b)	Fiscal 2008	1.6	0.3	—	—	0.3	2.2
	Fiscal 2007	—	—	—	—	—	—
	Fiscal 2006	—	—	—	—	—	—

	Cumulative	1.6	0.3	—	—	0.3	2.2
	Expected Total	1.6	0.3	0.4	0.2	0.4	2.9

Specialty Paperboard Products (c)	Fiscal 2008	(0.3)	—	—	—	—	(0.3)
	Fiscal 2007	—	—	—	—	—	—
	Fiscal 2006	(0.1)	—	0.1	0.1	(0.1)	—
	Cumulative	(0.2)	0.2	0.1	0.4	(0.1)	0.4
	Expected Total	(0.2)	0.2	0.1	0.4	(0.1)	0.4

Other (d)	Fiscal 2008	—	—	—	—	9.6	9.6
	Fiscal 2007	—	—	—	—	—	—
	Fiscal 2006	—	—	—	—	0.7	0.7

	Cumulative	—	—	—	—	10.3	10.3
	Expected Total	—	—	—	—	13.9	13.9

Total	Fiscal 2008	$2.2	$2.3	$0.6	$0.5	$10.0	$15.6

	Fiscal 2007	$1.1	$1.0	$0.6	$0.3	$1.7	$4.7

	Fiscal 2006	$1.6	$1.8	$0.8	$0.4	$3.2	$7.8

	Cumulative	$7.5	$5.3	$2.3	$1.6	$14.9	$31.6

	Expected Total	$7.5	$5.5	$3.2	$2.1	$19.7	$38.0

(1)	For this Note 7, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, and subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, and related parts and supplies.

When we close a facility we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as the fair value of leased property at the cease-use date and other employee related costs that are reflected in the table above in the “Expected Total” lines until reflected in the table as incurred.

(a)	The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closing in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), Kerman, California (announced and closed in fiscal 2006), Marshville, North Carolina (announced at the end of fiscal 2005 and closed in fiscal 2006), and Waco, Texas (announced and closed in fiscal 2005). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates and take advantage of open capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other folding carton plants. Included in the “Other Costs” column are charges of $1.4 million and $1.0 million in fiscal 2007 and fiscal 2006, respectively, related to the estimated fair value of the liability for future lease payments when we ceased operations at the Stone Mountain plant and Kerman plant, respectively and a $1.3 million charge in fiscal 2006 for a customer relationship intangible asset recorded as a result of the Kerman closure. We believe these actions have allowed us to more effectively manage our business.

(b)	The Corrugated Packaging segment charges primarily reflect the consolidation of our Greenville, South Carolina and Spartanburg, South Carolina sheet plants. We are in the process of transferring a substantial portion of Greenville’s production (announced in fiscal 2008 and closing in fiscal 2009) to our other corrugated plants.

(c)	The Specialty Paperboard Products segment income in fiscal 2008 primarily reflects the gain on sale of a previously closed facility.

(d)	In fiscal 2008, the expenses in the “Other Costs” column reflect Southern Container integration expenses of $4.6 million pre-tax and deferred compensation expense of $5.0 million pre-tax for key Southern Container employees. We expect to recognize a total of approximately $9 million of deferred compensation and retention bonus expense funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and are primarily to be paid one year after the acquisition closing. Any of the funds forfeited by the employees, because they voluntarily terminate their employment prior to the first anniversary of the Southern Container Acquisition, are payable to the former Southern Container stockholders. The $0.7 million in fiscal 2006 was primarily for transition costs to integrate the operations acquired in the fiscal 2005 GSPP Acquisition into our mill and folding carton operations.

We do not allocate restructuring and other costs to our segments. If we had done so, we would have charged $4.1 million, $4.7 million, and $7.1 million to our Consumer Packaging segment in fiscal 2008, 2007, and 2006, respectively; charged $2.2 million to our Corrugated Packaging segment in fiscal 2008; charged $0.1 million to our Merchandising Displays segment in fiscal 2006; recorded a gain of $0.3 million to our Specialty Paperboard Products segment in fiscal 2008; and charged $9.6 million and $0.6 million to our corporate operations in fiscal 2008 and 2006, respectively, for items we do not consider to be part of one of our four segments.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation to Restructuring and other costs, net included in our consolidated statements of income for fiscal 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Accrual at beginning of fiscal year	$2.4	$2.1	$1.6
Additional accruals	3.3	2.6	2.5
Payments	(1.8)	(2.0)	(1.9)
Adjustment to accruals	(0.5)	(0.3)	(0.1)

Accrual at September 30,	$3.4	$2.4	$2.1

Reconciliation of accruals to restructuring and other costs, net:

Additional accruals and adjustment to accruals (see table above)	$2.8	$2.3	$2.4
Deferred compensation expense	5.0	—	—
Integration expenses	4.1	—	—
Severance and other employee costs	0.3	0.2	0.5
Net property, plant and equipment	2.2	1.1	1.6
Equipment relocation	0.6	0.6	0.8
Facility carrying costs	0.5	0.3	0.4
Other	0.1	0.2	2.1

Total restructuring and other costs, net	$15.6	$4.7	$7.8

Note 8. Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

	Weighted Avg. Life	September 30,
		2008		2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	18.4	$150.5	$(23.7)	$78.5	$(16.3)
Non-compete agreements	5.1	8.3	(7.0)	8.3	(6.6)
Patents	7.5	1.4	(0.2)	1.5	(0.1)
Trademarks and tradenames	40.0	21.3	(1.5)	2.9	(0.7)
Contracts	11.0	29.4	(1.6)	—	—
License Costs	—	0.3	(0.3)	0.3	(0.2)

Total	19.5	$211.2	$(34.3)	$91.5	$(23.9)

During fiscal 2008, our net intangible balance increased $109.3 million primarily due to $120.7 million of intangibles acquired in the Southern Container Acquisition, which was partially offset by amortization of intangibles. During fiscal 2007, our net intangible balance increased $12.5 million primarily due to $18.7 million of intangibles acquired in the acquisition of the remaining 40% of Fold-Pak, which was partially offset by amortization of intangibles.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2008, 2007, and 2006, intangible amortization expense was $10.7 million, $5.9 million, and $6.3 million, respectively. Estimated intangible amortization expense for the succeeding five fiscal years is as follows (in millions):

2009	$13.5
2010	12.8
2011	12.5
2012	11.8
2013	11.5

During fiscal 2008, 2007, and 2006, amortization of financing costs was $5.7 million, $1.2 million, and $1.4 million, respectively.

Note 9. Unconsolidated Entities

Seven Hills commenced operations on March 29, 2001. Our partner has the option to put its interest in Seven Hills to us, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing notice to purchase its interest no later than two years prior to the anniversary of the commencement date on which such transaction is to occur. No notification has been received to date. Therefore, the earliest date at which a put could be completed would be March 29, 2011. We have not recorded any liability for our partner’s right to put its interest in Seven Hills to us. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $17 million at September 30, 2008, which would result in a purchase price of approximately 63% of our partner’s share of the net equity reflected on Seven Hills’ September 30, 2008 balance sheet. The partners of the joint venture have guaranteed funding of any net losses of Seven Hills in relation to their proportionate share of ownership. Seven Hills has no third party debt. We have invested a total of $18.5 million in Seven Hills as of September 30, 2008, net of distributions. Our investment is reflected in the assets of our Specialty Paperboard Products segment. Our share of cumulative pre-tax losses by Seven Hills that we have recognized as of September 30, 2008 and 2007 were $1.1 million and $1.4 million, respectively. During fiscal 2008, 2007 and 2006, our share of operating income at Seven Hills amounted to $0.2 million, $0.4 million, and $1.9 million, respectively.

Under the terms of the Seven Hills joint venture arrangement, our partner is required to purchase all of the saleable gypsum paperboard liner produced by Seven Hills, for which we receive fees for tons of gypsum paperboard liner calculated using formulas in the joint venture agreement. We also provide other services related to the operation of Seven Hills, for which the joint venture reimburses our expenses, and lease to Seven Hills the land and building occupied by the joint venture. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income, was $3.9 million, $3.0 million and $3.7 million, for fiscal 2008, 2007, and 2006, respectively. We contributed cash of $0.1 million, $0.4 million, and $0.2 million for fiscal 2008, 2007, and 2006, respectively. Our contributions for each of those years were for capital expenditures.

We collect the receivables and disburse the payables for our Seven Hills joint venture. Therefore, at each balance sheet date we have either a liability due to the joint venture or a receivable from the joint venture. Interest income or expense is recorded between the two parties on the average outstanding balance. At September 30, 2008 and 2007 we had a current liability of $6.3 million and $5.6 million, respectively, on our consolidated balance sheets. The change in the liability is reflected in the financing activities section of our consolidated statements of cash flows on the line item advances from (repayments to) unconsolidated entity.

In fiscal 2008, as a result of the Southern Container Acquisition, we own 50% of Pohlig, a small folding carton manufacturer, and 50% of Greenpine, which owns the real property from which Pohlig operates. We account for our investment in both Pohlig and Greenpine under the equity method. Our initial investment in these ventures aggregate to $0.6 million and are included in our Consumer Packaging segment.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2007, we entered into two business ventures accounted for under the equity method. We acquired 23.96% of Quality Packaging Specialists International, a business providing merchandising displays, contract packing, logistics and distribution solutions, and we acquired 45% of Display Source Alliance, LLC, a business providing primarily permanent merchandising displays. Our investment exceeds the underlying equity in net assets of each of the two investees. The difference is attributed to our proportional interest in specific assets of the ventures and is amortized over the useful lives of the respective assets. The difference at September 30, 2008 is $4.7 million for QPSI and $0.6 million for DSA and is being amortized over a weighted average life of 20.3 years and 7.0 years, respectively, primarily for the write-up of customer list intangibles, fixed assets, and trade names and trademarks.

Note 10. Debt

The following were individual components of debt (in millions):

	September 30, 2008	September 30, 2007
Face value of 8.20% notes due August 2011, net of unamortized discount of $0.2 and $0.3 (a)	$249.8	$249.7
Hedge adjustments resulting from terminated interest rate derivatives or swaps	5.1	6.7

	254.9	256.4

Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.1 (b)	99.9	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.5	1.8

	101.4	101.7

Face value of 9.25% notes due March 2016, net of unamortized discount of $1.3 (c)	198.7	—

Term loan facilities, net of unamortized discount of $1.7 at September 30, 2008 (d)	747.3	160.7

Revolving credit and swing facilities (d)	33.5	68.3

Receivables-backed financing facility (e)	92.0	100.0

Cash payable to sellers (f)	110.7	—

Industrial development revenue bonds bearing interest at: variable rates — $29.0 million at 10.06% at September 30, 2008, and $23.9 million at 4.94% at September 30, 2007; fixed rates — $120.9 million at 6.97% at September 30, 2008 and $0 outstanding at September 30, 2007; all due through October 2036 (g)	149.9	23.9
Other notes	10.5	11.3

Total Debt	1,698.9	722.3
Less current portion of debt	245.1	46.0

Long-term debt due after one year	$1,453.8	$676.3

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,692.3	$713.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	6.6	8.5

Total Debt	$1,698.9	$722.3

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Included in the current portion of debt at September 30, 2008 and September 30, 2007 is an amount of $15 million to reflect amounts required to support normal working capital needs.

(a)	In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (“August 2011 Notes”). The August 2011 Notes are not subject to any sinking fund requirements. The August 2011 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally in the same Principal Property (as defined in the Amended and Restated Credit Agreement) that was granted to the banks as part of the Amended and Restated Credit Agreement. The indenture related to the August 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We issued the August 2011 Notes at a discount of $0.7 million, which we are amortizing over the term of the August 2011 Notes. We are also amortizing debt issuance costs of approximately $2.1 million over the term of the August 2011 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the August 2011 Notes is approximately 8.31%.

(b)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (“March 2013 Notes”). The March 2013 Notes are not subject to any sinking fund requirements. The March 2013 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally in the same Principal Property that was granted to the banks as part of the Amended and Restated Credit Agreement. The indenture related to the March 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the March 2013 Notes. Giving effect to the amortization of the original issue discount, and the debt issuance costs, the effective interest rate on the March 2013 Notes is approximately 5.74%.

(c)	On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). The indenture related to the March 2016 Notes contains incurrence based financial and restrictive covenants applicable to the notes, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. We issued the March 2016 Notes at a discount of $1.4 million, which we are amortizing over the term of the March 2016 Notes. We are also amortizing debt issuance costs of approximately $4.7 million over the term of the March 2016 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the March 2016 Notes is approximately 9.63%. Interest on our 9.25% notes due March 2016 is payable in arrears on March 15 and September 15 of each year, commencing on September 15, 2008.

(d)

On March 5, 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and paid off all borrowings under our June 6, 2005 Senior Credit Facility. The Credit Facility includes revolving credit, swing, term loan, and letters of credit facilities with an aggregate original maximum principal amount of $1.2 billion consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. As scheduled term loan payments or other term loan prepayments are made, the facility size is reduced by those notional amounts. As of September 30, 2008, the term loan B facility was reduced to $199.0 million based on required amortization payments. No payments have been made on the term loan A facility. The Credit Facility provides for up to $100.0 million in Canadian or U.S. dollar loans to a Canadian subsidiary. At September 30, 2008, there were $23.1 million in borrowings by the Canadian subsidiary,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predominantly denominated in Canadian dollars and $10.4 million denominated primarily in U.S. Swing/Base Loans (as defined below) under the revolving credit facility. At September 30, 2008, we had issued aggregate outstanding letters of credit under this facility of approximately $35.6 million, none of which had been drawn upon. Our available borrowings under the revolving credit portion of the Credit Facility are reduced by outstanding letters of credit. Accordingly, at September 30, 2008, we would have been able to borrow an incremental approximately $380.9 million, after excluding $35.6 million of outstanding letters of credit not drawn upon. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. We expect the March 2013 Notes will be paid in full or refinanced by September 15, 2012. At our option, borrowings under the Credit Facility (other than swingline and Canadian dollar loans) bear interest at either (1) LIBOR plus an applicable margin (“LIBOR Loans”) or (2) the base rate, which will be the higher of the prime commercial lending rate of the U.S. Administrative Agent plus an applicable margin or the Federal Funds Rate for Federal Reserve System overnight borrowing transactions plus an applicable margin (“Base Rate Loans”). The Credit Facility is pre-payable at any time. The following table summarizes the applicable margins and percentages related to the revolving credit facility and term loan A of the Credit Facility:

	Range	September 30, 2008
Applicable margin/percentage for determining:
Base Rate Loans interest rate (1)	0.25%-1.50%	1.25%
Banker’s Acceptance and LIBOR Loans interest rate (1)	1.25%-2.50%	2.25%
Facility commitment fee (2)	0.175%-0.40%	0.325%

(1)	The rates vary based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.

The applicable margin for determining the interest rate of the term loan B is fixed at 1.75% per annum in the case of Base Rate Loans and 2.75% for LIBOR Loans. If we select LIBOR Loans for the term B facility, we have agreed to pay term loan B lenders a minimum LIBOR rate of 3.00% plus the applicable margin then in effect. At September 30, 2008, before the effect of swaps, the variable rate on our term loan A facility and term loan B facility was 4.74% and 5.76%, respectively. At September 30, 2007, the variable rate on our term loan facility under our terminated Senior Credit Facility was 6.73%. See “Note 11. Derivatives” for information regarding our interest rate swaps. At September 30, 2008 and 2007, we had interest rates ranging from 6.00% to 6.25% and 5.98% to 7.75%, respectively, on our revolving credit and swing facilities.

Our obligations under the Credit Facility and under certain hedging agreements entered into between any lender or affiliate thereof and any U.S. Credit Party, as defined in the Credit Facility documentation, are unconditionally guaranteed by each of our present U.S. subsidiaries, other than certain unrestricted subsidiaries as named in the credit agreement, partially by our present Canadian subsidiaries and as a result of the refinancing of the Solvay industrial development revenue bonds (“Solvay IDBs”) under the Credit Facility in November, 2008, Solvay Paperboard LLC is now a U.S. Credit Party and also a guarantor of the obligations under the Credit Facility. Future subsidiaries will be required to guarantee the obligations under the Credit Facility unless we designate them as “unrestricted subsidiaries”. Obligations under the Credit Facility are secured by a first priority security

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in a substantial portion of our assets, including the capital stock or other equity interests and indebtedness of certain of our U.S. subsidiaries, certain of the stock of our first tier Canadian subsidiary and certain of our and our subsidiaries’ real and personal property.

The Credit Facility includes usual and customary affirmative and negative covenants, including maintenance of financial ratios and restrictions on the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. Financial covenants include maintenance of a maximum Leverage Ratio, which as of September 30, 2008 was 5.00 and was reduced to a maximum of 4.75 to 1.0 on October 1, 2008 (which decreases to 3.50 to 1.00 over the term of the loans), a minimum Consolidated Interest Coverage Ratio of 2.70 to 1.00 (which increases to 3.50 to 1.00 over the term of the loans), and a minimum Consolidated Net Worth of not less than the sum of $525.0 million plus 50% of cumulative Consolidated Net Income (in each case as defined in the Credit Facility documentation). We are permitted under our Credit Facility to repurchase our capital stock and pay cash dividends. If on a pro forma basis our Leverage Ratio does not exceed 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the covenants in the Credit Facility documentation, we are permitted to make stock repurchases and dividend declarations in the aggregate amount up to 50% of cumulative Consolidated Net Income from April 1, 2008 through the last day of the most recent fiscal quarter end for which financial statements have been delivered. If on a pro forma basis our Leverage Ratio is greater than 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, the aggregate amount of stock repurchases and dividend declarations shall not exceed $30.0 million per year.

(e)	On September 2, 2008, we amended the 364-day receivables-backed financing facility (“Receivables Facility”) to increase the size of the facility from $100.0 million to $175.0 million and to set it to expire on September 1, 2009. Accordingly, such borrowings are classified as current at September 30, 2008. Borrowing availability under this facility is based on the eligible underlying receivables. At September 30, 2008 and September 30, 2007, maximum available borrowings under this facility were approximately $166.3 million and $100.0 million, respectively. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 5.15% and 5.49% as of September 30, 2008 and September 30, 2007, respectively. At September 30, 2007, borrowings under the facility were classified as non-current because the facility was then scheduled to expire on November 15, 2008.

(f)	Cash payable to sellers is for the liability associated with cash held to support the Solvay IDBs, net of the 2% redemption fee of approximately $2.4 million to terminate the Solvay IDBs, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. These items were paid in November 2008. Of these amounts, $68.7 million was refinanced on the revolving credit portion of our Credit Facility and accordingly is recorded in long-term debt since it has been refinanced on a long-term basis.

(g)

The industrial development revenue bonds are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of September 30, 2008, the outstanding amount of direct pay letters of credit supporting all industrial development revenue bonds was $29.0 million, including $7.7 million related to the Solvay IDBs. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. On March 5, 2008, we assumed Solvay IDBs totaling $132.3 million in connection with the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Southern Container Acquisition. The Solvay IDBs were comprised of a fixed rate and floating rate series: the fixed rate 1998 Series and the floating rate 2000, 2001 and 2002 Series (which we refer to as the 2000 Series). The remaining principal balance of the 1998 Series bonds and the 2000 Series bonds were $120.9 million and $7.7 million, respectively, at September 30, 2008. Both series are subject to annual sinking fund payments. The next annual sinking fund payments were scheduled to be $2.3 million and $3.8 million for the 1998 Series and 2000 Series, respectively. The 1998 Series was available for redemption beginning in November 2008 at 102% of par, and the 2000 Series was available for redemption at any time, at par. The Solvay IDBs also had extensive affirmative, negative and restricted payment covenants that required certain minimum working capital and cash flow requirements, and limited our ability to utilize the restricted cash governed by the indentures. The Solvay IDBs were secured by a payment of debt service to the municipality by us. The Solvay IDBs are governed under covenants by their respective Installment Sale Agreement and Indenture of Trust Agreement which provide for restrictions on dividends, loans or advances including dividends, distributions, and payments on subordinated debt among other restrictions. Accordingly, at September 30, 2008, we had assets of $683.0 million subject to these restrictions. These restrictions were eliminated when we repaid the Solvay IDBs. At September 30, 2008, our Solvay subsidiary had cash and cash equivalents of $40.1 million which were maintained principally to assist in meeting a minimum working capital requirement under the Solvay IDBs and such cash was transferred out of the subsidiary when these bonds were repaid. On November 3, 2008, the first call date of the 1998 Series Solvay IDBs, we repaid the 1998 Series and the 2000 Series Solvay IDB’s using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. Accordingly, the $70 million of these bonds is classified as current.

Interest on our August 2011 Notes is payable in arrears each February and August. Interest on our March 2013 Notes is payable in arrears each September and March. Interest on our March 2016 Notes is payable in arrears each September and March. The August 2011 Notes and March 2013 Notes now share, on a pro-rata basis, certain of the same collateral that was provided to the Credit Facility lenders. The March 2016 Notes are unsecured. The August 2011 Notes, March 2013 Notes and March 2016 Notes are redeemable prior to maturity subject to certain rules and restrictions and are not subject to any sinking fund requirements. The indentures related to these notes restrict us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions.

The carrying amount and fair value of our fixed rate long-term debt are as follows (in millions):

	September 30, 2008		September 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes	$254.9	$258.3	$256.4	$256.6
March 2013 Notes	101.4	92.3	101.7	93.1
March 2016 Notes	198.7	205.5	n/a	n/a
1998 Series Solvay IDBs	120.9	123.3	n/a	n/a
Other fixed rate long-term debt	9.9	8.2	10.2	9.1

See “Note 1. Description of Business and Summary of Significant Accounting Policies” for additional information on fair values.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, the aggregate maturities of debt for the succeeding five fiscal years are as follows (in millions):

2009	$245.1
2010	57.1
2011	327.9
2012	198.6
2013	454.6
Thereafter	412.3
Unamortized hedge adjustments from terminated interest rate derivatives or swaps	6.6
Unamortized bond discount	(3.3)

Total long-term debt	$1,698.9

The March 2013 Notes are reflected in the table above as being paid in full or refinanced by September 15, 2012 as discussed in footnote (d) above.

Note 11. Derivatives

At September 30, 2008 and 2007, we had interest rate swap agreements that effectively convert a portion of our floating rate interest rates to fixed rates. At September 30, 2008, we had interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $550 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. At September 30, 2007, we had interest rate swaps covering debt with an aggregate notional amount of $200 million.

At September 30, 2008 and 2007, we had various financial commodity swaps in place. Some of the swaps are designated as cash flow hedges, with the remainder serving as economic hedges and accounted for using mark-to-market accounting. Financial commodity swaps at September 30, 2008 terminate on various dates beginning November 2008 through March 2011 and have an outstanding notional volume of 55,100 tons of fiber. At September 30, 2008 we had a physical contract to purchase 45,000 future tons of fiber. This contract qualifies as a derivative and it is being accounted for using mark-to-market accounting. At September 30, 2007, we had a price collar covering 250,000 MMBtu of natural gas purchases for the month of October 2007.

The following is a summary of the net fair values of both our financial derivative instruments as well our physical contracts that qualify as derivatives under SFAS 133 that are outstanding as of September 30 (in millions, asset / (liability)):

	2008	2007
Interest rate financial swaps	$(5.2)	$(2.4)
Commodity financial swaps	0.7	(3.3)
Commodity physical contracts	(0.8)	0.5

Net fair value of derivative contracts	$(5.3)	$(5.2)

The fair value of our derivative instruments is generally based on market pricing and represents the net amount estimated to terminate the position, taking into consideration market rates and counterparty credit risk.

During fiscal 2008 and 2007, we terminated several of our interest rate swaps that were being accounted for as cash flow hedges. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 31, 2008, we entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million with a commencement date of April 1, 2008. The notional amounts of these swaps were scheduled to decline through April 2012. The variable rate on these swaps was based on the one-month LIBOR rate, and the fixed rates averaged 3.11% plus the applicable credit margin then in effect. We designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt we incurred to finance the Southern Container Acquisition. In June 2008, we terminated these interest rate swaps and received proceeds of $10.4 million and entered into two forward starting floating-to-fixed interest rate swaps with an initial notional amount aggregating $550.0 million with a commencement date of July 1, 2008. These swaps are tiered and the notional amounts will decline through April 2012. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00% plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt that we incurred to finance the Southern Container Acquisition.

Prior to June 2005, we had a series of interest rate swaps which effectively converted our fixed rate debt to variable rates. These swaps were accounted for as fair value hedges. The fair value hedges resulted in amounts that were treated as changes to the carrying value of the fixed rate debt. The value at termination of these swaps is being amortized into earnings over the term of the related debt. In fiscal 2008, 2007 and 2006, $1.9 million, $1.9 million and $1.8 million, respectively, was amortized into income resulting in a reduction of interest expense.

The following is a summary the pre-tax gain (loss) reclassified from accumulated other comprehensive income to earnings related to our cash flow hedges (in millions):

	2008	2007	2006
Interest rate hedges recorded as a reduction to interest expense	$3.0	$4.0	$2.9
Commodity hedges recorded as a reduction to earnings	(1.6)	—	—

Total	$1.4	$4.0	$2.9

In fiscal 2008 and 2006, we recognized less than $0.1 million and approximately $0.1 million, respectively, of pre-tax net gain in earnings due to ineffectiveness of our cash flow hedges. In fiscal 2007, we recognized a pre-tax net loss in earnings of approximately $1.2 million due to ineffectiveness of our cash flow hedges. We expect to amortize approximately $4.4 million from accumulated other comprehensive income related to interest rate hedges into fiscal 2009 earnings as a reduction of interest expense as the probable hedged interest payments occur. We believe the remaining related amounts in accumulated other comprehensive income related to various interest rate hedges are appropriately recorded in accumulated other comprehensive income because the original forecasted transactions that these items hedged are still probable of occurring.

The following is a summary of the pre-tax gain (loss) in accumulated other comprehensive income related to our derivative contracts at September 30 (in millions):

	2008	2007
Interest rate hedges:
Active	$(5.2)	$(1.6)
Terminated	11.7	6.3
Commodity hedges:
Active	—	(2.4)
Terminated	—	—
Other terminated	(0.3)	(0.3)

Total	$6.2	$2.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, all of our outstanding commodity derivative contracts and physical contracts that qualify as derivatives are accounted for under mark-to-market accounting, and we apply hedge accounting to our outstanding interest rate derivatives.

Note 12. Leases

We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

As of September 30, 2008, future minimum lease payments under all noncancelable leases, excluding the Demopolis lease discussed below, for the succeeding five fiscal years, including certain maintenance charges on transportation equipment, are as follows (in millions):

2009	$13.4
2010	9.6
2011	6.2
2012	4.2
2013	3.3
Thereafter	6.0

Total future minimum lease payments	$42.7

Rental expense for the years ended September 30, 2008, 2007, and 2006 was approximately $22.1 million, $18.4 million and $18.4 million, respectively, including lease payments under cancelable leases.

Note 13. Income Taxes

The provisions for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2008	2007	2006
Current income taxes:
Federal	$13.0	$17.0	$1.1
State	2.3	3.5	(0.8)
Foreign	6.2	2.6	4.1

Total current	21.5	23.1	4.4

Deferred income taxes:
Federal	23.8	21.4	8.1
State	1.4	2.0	(2.1)
Foreign	(2.4)	(1.2)	(0.5)

Total deferred	22.8	22.2	5.5

Provision for income taxes	$44.3	$45.3	$9.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2008	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%
Adjustment of deferred taxes for changes in state and foreign tax rates	(0.5)	0.9	(5.2)
Adjustment and resolution of federal and state tax deductions	0.4	0.5	3.1
State taxes, net of federal benefit	2.2	1.8	(1.6)
Research and development and other tax credits, net of valuation allowances	(2.1)	(3.1)	(6.9)
Other, net	0.1	0.6	1.4

Effective tax rate	35.1%	35.7%	25.8%

In fiscal 2008, we recorded a deferred tax benefit of $1.4 million related to a tax rate reduction in Canada. We recorded state tax expense of $0.7 million related to a change in our state effective tax rate on our domestic operating entities from approximately 3.4% to approximately 3.7% primarily attributable to the estimated impact of the Southern Container Acquisition and the impact of changes in state tax laws on deferred taxes. We recorded a tax benefit of $2.6 million related to federal, state, and foreign research and development and other tax credits, net of valuation allowances.

In fiscal 2007, we recorded a tax benefit of $4.0 million related to federal, state, and foreign research and development and other tax credits, net of valuation allowances. We recorded state tax expense of $1.2 million which related to a change in our state effective tax rate on our domestic operating entities from approximately 3% to approximately 3.4% primarily attributable to the estimated impact of changes in state tax laws on deferred taxes. In fiscal 2006, we recorded a state tax benefit of $2.4 million which related primarily to a change in our state effective tax rate on our domestic operating entities from approximately 4% to 3%. We recorded research and development and other tax credits of $0.8 million, net of valuation allowances, primarily related to prior years.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2008	2007
Deferred income tax assets:
Accruals and allowances	$4.8	$2.8
Employee related accruals and allowances	17.3	9.1
Pension	11.7	6.0
Research and development and other federal credit carryforwards	1.8	—
State net operating loss carryforwards	9.6	8.7
State credit carryforwards, net of federal benefit	30.0	1.3
Foreign tax credit carryforwards	0.4	1.1
Other	14.3	10.1
Valuation allowances	(31.5)	(3.5)

Total	58.4	35.6

Deferred income tax liabilities:
Property, plant and equipment	173.1	127.8
Deductible intangibles	23.7	16.8
Inventory reserves	0.2	2.9
Other	8.0	10.0

Total	205.0	157.5

Net deferred income tax liability	$146.6	$121.9

Deferred taxes are recorded as follows in the consolidated balance sheet:

	September 30,
	2008	2007
Current deferred tax asset	$6.7	$3.8
Long-term deferred tax liability	153.3	125.7

Net deferred income tax liability	$146.6	$121.9

At September 30, 2008 and September 30, 2007, net operating losses, for state tax reporting purposes, of approximately $216 million and $197 million, respectively, were available for carry forward. These loss carry forwards generally expire within 5 to 20 years. We have recorded deferred tax assets of $9.6 million and $8.7 million at September 30, 2008 and 2007, respectively, as our estimate of the future benefit of these losses, and we have also recorded valuation allowances of $2.1 million and $2.2 million at September 30, 2008 and 2007, respectively, against these assets. In addition, at September 30, 2008 and 2007, certain allowable state tax credits were available for carry forward. These state carry forwards generally expire within 5 to 10 years. We have recorded a deferred tax asset of $30.0 million and $1.3 million at September 30, 2008 and 2007, respectively, as our estimate of the future benefit of these credits, and we have recorded a valuation allowance of $28.7 million and $0.2 million at September 30, 2008 and 2007, respectively, against these assets. The fiscal 2008 valuation allowance includes $28.5 million related to state investment tax credits as a result of the Southern Container Acquisition. The valuation allowance has been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Under current accounting standards, if this valuation allowance is removed in fiscal 2009 the tax benefit will be recorded in goodwill, after that time, it

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be recorded in income given the pending adoption of SFAS 141(R). At September 30, 2008 and September 30, 2007, we have recorded valuation allowances of $0.6 million and $1.1 million related to foreign capital loss carryforwards and foreign tax credit carryforwards, respectively. A valuation allowance attributable to the foreign tax credit carryforward of $1.1 million was removed as of September 30, 2008, primarily as a result of the Southern Container Acquisition.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Balance at the beginning of period	$3.5	$3.5	$1.7
Charges to costs and expenses	—	0.6	1.8
Allowances related to the Southern Container Acquisition	28.5	—	—
Deductions	(0.5)	(0.6)	—

Balance at the end of period	$31.5	$3.5	$3.5

As of September 30, 2007, we utilized all net operating losses for federal tax reporting purposes to offset taxable income of the current or prior periods. In addition, as of September 30, 2008, except for certain foreign and alternative minimum tax credits, we utilized all federal tax credits to offset federal tax liability of the current or prior periods.

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2008	2007	2006
United States	$109.8	$120.6	$28.4
Foreign	16.3	6.4	10.2

Income before income taxes	$126.1	$127.0	$38.6

During the first quarter of fiscal 2006, we repatriated $33.3 million from certain of our foreign subsidiaries as allowed under the American Jobs Creation Act of 2004. This Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by allowing a deduction from U.S. taxable income of an amount equal to 85% of certain dividends received from controlled foreign corporations. As a result of this repatriation, in fiscal 2007 we paid $0.8 million in United States taxes.

We have elected to treat earnings from certain foreign subsidiaries from the date we acquired the operations as subject to repatriation and we provide for taxes accordingly. We consider all earnings of our other foreign subsidiaries indefinitely invested in the respective foreign operations other than those earnings we repatriated under the American Jobs Creation Act of 2004. As of September 30, 2008, we estimate those indefinitely invested earnings to be approximately $40 million. We have not provided for any incremental United States taxes that would be due upon the repatriation of those earnings into the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable.

On October 1, 2007, we adopted FIN 48 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. As a result of our adoption of FIN 48, we recorded

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an increase in the liability for unrecognized tax benefits of approximately $1.8 million. This increase was recorded as a reduction to the October 1, 2007 balance of retained earnings. As of October 1, 2007, the gross amount of unrecognized tax benefits was approximately $9.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.3 million would benefit the effective tax rate. Of the September 30, 2008 balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.5 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at October 1, 2007	$9.6
Additions related to Southern Container Acquisition	1.9
Additions for tax positions of prior years	1.4
Reductions for tax positions of prior years	(0.3)

Balance at September 30, 2008	$12.6

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of September 30, 2008 and October 1, 2007, we had a recorded liability of $2.0 million and $1.3 million, respectively, for the payment of interest and penalties related to the FIN 48 liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2001.

Note 14. Retirement Plans

Defined Benefit Pension Plans

We have five qualified defined benefit pension plans with approximately 44% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. Approximately 35% of our employees are covered by collective bargaining agreements, including approximately 4% of our employees that are covered by collective bargaining agreements that have expired and another 14% that are covered by collective bargaining agreements that expire within one year. We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

In fiscal 2005, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees. Employees hired on or after January 1, 2005, are not eligible to participate in our defined benefit plans. However, we provide an enhanced 401(k) plan match for such employees: 100% match on the first 3% of eligible pay contributed by the employee and 50% match on the next 2% of eligible pay contributed by the employee. In addition, effective January 1, 2005, then current employees who were less than 35 years old and who had less than 5 years of vesting service on December 31, 2004, were no longer eligible to

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participate in our defined benefit plans after December 31, 2004. Effective March 1, 2005, then current employees who were 35 years old or older or who had 5 years or more of vesting service on December 31, 2004, were required to elect one of two options: (1) a reduced future pension accrual based on a revised benefit formula and the current 401(k) plans’ match or (2) no future pension accrual and the enhanced 401(k) plan match.

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

	2008	2007
Equity investment managers	66%	68%
Fixed income investment managers	33%	31%
Cash and cash equivalents	1%	1%

Total	100%	100%

We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to diversify and balance the risk and return of our portfolio of investments. In fiscal 2008, the Defined Benefit Investment Committee and our investment advisor reviewed our portfolio with the goal of lowering volatility while maintaining portfolio expected return. As a result of this review, we invested in three investment funds whose objectives focus on improving the risk/return tradeoff by minimizing the volatility in their funds. Two of these funds provide fixed income expected returns and the third provides equity expected returns, but all with lower expected volatility than traditional fixed income and equity investments.

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

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisor, we adopted the following target allocations to produce desired performance:

Target Allocations

	2008	2007
Equity managers	50-80%	50-80%
Fixed income managers	15-45%	15-45%
Cash and cash equivalents	0-35%	0-35%
Alternative investments	0-10%	0-10%

These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges. We adopted our target allocations based on a review of our asset allocation with our investment advisor. We plan on refreshing our asset allocation study every three to five years.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria primarily based on historical returns by asset class, and included long-term return expectations by asset class. We currently expect to contribute approximately $25 million to our five qualified defined benefit plans in fiscal 2009 (unaudited). However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute greater amounts. Therefore, the amount we contribute may vary materially. We use a September 30 measurement date.

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

SFAS 158 does not impact the determination of net periodic benefit cost recognized in the income statement. We adopted SFAS 158 effective September 30, 2007. The effect of adopting SFAS 158 on the September 30, 2007 consolidated financial statements was a decrease in pension assets of approximately $3 million, an increase in pension liabilities of approximately $20 million, an increase in deferred tax assets of approximately $9 million, and a decrease in accumulated other comprehensive income of approximately $14 million.

The assumptions used to measure the pension plan obligations at September 30 were:

	2008	2007
Discount rate — U.S. Qualified Plans	7.50%	6.25%
Discount rate — SERP	7.375%	6.25%

Our assumption for the expected increase in compensation levels as of September 30, 2008 was 3.0-3.5% for the first three years, varying by plan, and 3.5% thereafter, for the U.S. Qualified Plans, and 5.75% for all forecast years for the SERP. Our weighted-average assumption for the expected increase in compensation levels for all plans as of September 30, 2007, was 3.0% for the next four years and 3.5% thereafter. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2006, was 3.0% for the next four years and 3.5% thereafter. Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets every 3 to 5 years through an asset allocation study with either our actuary or investment advisor. Our latest review occurred in fiscal 2008, at which point we lowered our expected long-term rate of return to 8.65%, from 9.00% in 2007. The September 30, 2008 and September 30, 2007 discount rates reflect an analysis by our actuary of the projected benefit cash flows from our plans against discount rates published in the September 30, 2008 and September 30, 2007 Citigroup Pension Discount Curve. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. For benefit cash flows beyond 30 years we used the 30 year rate of the Citigroup Pension Discount Curve. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the individual years. To set the assumed discount rate for the Qualified Plans at September 30, 2008 and 2007, the weighted average of the discount rates for these plans was rounded to the nearest 0.125%. The discount rate for the SERP was determined separately and then rounded to the nearest 0.125%.

On September 30, 2008, we updated the mortality rates used in our pension expense calculation to reflect those of the 2000 Retired Pensioners Mortality table (“RP-2000 table”) projected to 2009, with collar adjustments for males and females. Previously, we had used the RP-2000 table without projecting to the measurement date. For our three plans covering union employees, we used blue collar rates to reflect the populations of those plans. For our two plans covering both blue and white collar employees, we used blue collar rates to reflect the hourly populations in each plan, and white collar rates to reflect the salaried populations in each plan.

Changes in benefit obligation (in millions):

	Year Ended September 30,
	2008	2007
Benefit obligation at beginning of year	$347.3	$341.5
Service cost	9.3	9.6
Interest cost	21.5	19.9
Amendments	0.2	0.3
Actuarial gain	(38.4)	(11.2)
Benefits paid	(13.7)	(12.8)

Benefit obligation at end of year	$326.2	$347.3

The accumulated benefit obligation for all defined benefit pension plans was $314.1 million and $335.9 million at September 30, 2008 and 2007, respectively. At September 30, 2008, no plans had a fair value of plan assets which exceeded their accumulated benefit obligation. At September 30, 2007, one plan had a fair value of plan assets of $66.5 million which exceeded that plans accumulated benefit obligation of $65.7 million.

Changes in plan assets (in millions):

	Year Ended September 30,
	2008	2007
Fair value of plan assets at beginning of year	$300.0	$255.6
Actual (loss) gain on plan assets	(46.4)	36.3
Employer contributions	15.9	20.9
Benefits paid	(13.7)	(12.8)

Fair value of assets at end of year	$255.8	$300.0

The under funded status of the plans at September 30, 2008 and 2007 was $70.4 million and $47.3 million, respectively. The table below sets forth the amounts recognized in the consolidated balance sheets (in millions):

	Year Ended September 30,
	2008	2007
Other current liability	$(0.1)	$(0.1)
Accrued pension and other long-term benefits	(70.3)	(47.2)

Net amount recognized	$(70.4)	$(47.3)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recognized in accumulated other comprehensive loss consist of (in millions):

	Year Ended September 30,
	2008	2007
Net actuarial loss	$97.5	$65.4
Prior service cost	3.6	3.8

	$101.1	$69.2

The changes in accumulated other comprehensive loss in fiscal 2008 consists of (in millions):

2008
Net actuarial loss arising during period	$35.3
Amortization of net actuarial loss	(3.2)
Prior service cost arising during period	0.2
Amortization of prior service cost	(0.4)

Change in accumulated other comprehensive loss	$31.9

The amounts we recognized in the consolidated statements of income are as follows (in millions):

	Year Ended September 30,
	2008	2007	2006
Service cost	$9.3	$9.6	$10.0
Interest cost	21.5	19.9	18.4
Expected return on plan assets	(27.3)	(23.2)	(20.6)
Net amortization of actuarial loss	3.2	6.1	7.8
Net amortization of prior service cost	0.4	0.3	0.3

Total company defined benefit plan expense	7.1	12.7	15.9
Multi-employer plans for collective bargaining employees	1.7	0.6	0.5

Net periodic pension cost	$8.8	$13.3	$16.4

Weighted-average assumptions used in the calculation of pension expense for fiscal years ended:

	2008	2007	2006
Discount rate — U.S. Qualified Plans	6.25%	5.875%	5.50%
Discount rate — SERP	6.25%	5.875%	5.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

For calculating pension expense in fiscal 2008, our weighted-average assumption for the expected increase in compensation was 3.0 for the next four fiscal years, and 3.5% thereafter for the U.S. Qualified Plans. For calculating pension expense in fiscal 2007, our weighted-average assumption for the expected increase in compensation was 3.0% for the next four fiscal years and 3.5% thereafter. For calculating pension expense in fiscal 2006, our weighted-average assumption for the expected increase in compensation was 2.75% for the next five fiscal years and 3.5% thereafter.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2009 are as follows (in millions):

Actuarial loss	$6.2
Prior service cost	0.8

$7.0

The estimated benefit payments (unaudited), which reflect expected future service, as appropriate, that we project are as follows (in millions):

2009	$15.2
2010	16.1
2011	17.5
2012	32.4
2013	19.8
Years 2014 – 2018	123.2

401(k) Plans

We have 401(k) plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. We generally provide matching expense, net of forfeitures, of $0.50 on the dollar for the first 6% for those individuals not participating in the enhanced 401(k) plan match. Under the enhanced 401(k) plan match, we provide matching expense that is dollar for dollar on the first 3% and $0.50 on the dollar for the next 2%. During fiscal 2008, 2007, and 2006, we recorded expense of $7.0 million, $7.9 million, and $7.4 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based portion was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in the 401(k) plan in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and 6% of eligible bonus. We match $0.50 on the dollar of the amount contributed in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The amount recorded for both the asset and liability was $2.3 million at September 30, 2008. The benchmark investment alternatives available under the Supplemental Plans are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives available under our 401(k) plans. We recorded matching expense of $0.1 million in each of fiscal 2008, 2007, and 2006, respectively.

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. At September 30, 2006, we had approximately 2.0 million shares of Common Stock available for repurchase from our 4.0 million shares of Common Stock authorized. In August 2007, the board of directors amended our stock repurchase plan to allow for the repurchase an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased approximately 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2008 and 2006, we did not repurchase any shares of Common Stock. As of September 30, 2008, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

Stock-based Compensation Plan

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

Stock Options

Our 2004 Incentive Stock Plan, as amended, allows for the granting of options to certain key employees for the purchase of a maximum of 2,900,000 shares of Common Stock plus the number of shares which would remain available for issuance under each preexisting plan if shares were issued on the effective date of this plan sufficient to satisfy grants then outstanding, plus the number of shares of Common Stock subject to grants under any preexisting plan which are outstanding on the effective date of this plan and which are forfeited or expire on or after such effective date. Options that we granted under these plans are granted with an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of up to five years and have 10-year contractual terms. Our option grants provide for accelerated vesting if there is a change in control (as defined in the Plan).

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We applied the following weighted average assumptions to stock option grants made in the following periods and such assumptions were used in the calculation of the pro forma data in the table above:

	2008	2007	2006
Expected Term in Years	5.0	4.9	6.7
Expected Volatility	37.9%	38.5%	42.9%
Risk-Free Interest Rate	2.5%	4.6%	5.1%
Dividend Yield	1.5%	1.4%	2.6%

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2007	1,214,962	$18.70
Granted	357,734	30.03
Exercised	(222,278)	13.79
Expired	(3,800)	18.75
Forfeited	(61,583)	31.45

Outstanding at September 30, 2008	1,285,035	$22.09	6.9 years	$23.0

Exercisable at September 30, 2008	795,921	$16.29	5.4 years	$18.9

Expected to vest at September 30, 2008	409,063	$30.82	9.2 years	$3.7

Options available for future grant at September 30, 2008	1,032,477

Our results of operations for the fiscal years ended September 30, 2008, 2007 and 2006 include $1.4 million, $0.7 million and $0.2 million, respectively, of compensation expense for stock options (net of approximately $0.9 million, $0.5 million and $0.2 million of income taxes, respectively). The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2008, 2007, and 2006 was $9.66, $12.91, and $6.50 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2008, 2007, and 2006 was $4.7 million, $33.6 million, and $2.7 million, respectively.

A summary of the status of our nonvested options as of September 30, 2007, and changes during the fiscal year ended September 30, 2008, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	309,792	$11.93
Granted	357,734	9.66
Vested	(116,829)	11.22
Forfeited	(61,583)	10.51

Nonvested at September 30, 2008	489,114	$10.62

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, there was $2.9 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.8 years. We amortize these costs using the accelerated attribution method.

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow. Excess tax benefits of approximately $1.8 million, $14.1 million and $1.0 million were included in cash used for financing activities in fiscal 2008, 2007 and 2006, respectively.

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

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights, should the service conditions not be met the restricted Common Stock is forfeited. At September 30, 2008 and 2007, restricted shares of 0.5 million and 0.7 million, respectively, are reflected in our accompanying balance sheets as issued.

A summary of our unvested restricted stock awards as of September 30, 2007 and changes during the fiscal year ended September 30, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2007	852,496	$18.99
Granted (1)	254,625	30.64
Vested	(138,547)	15.29
Forfeited	(112,049)	23.65

Unvested at September 30, 2008	856,525	$22.44

(1)

Target awards, net of subsequent forfeitures, granted in fiscal 2008 and fiscal 2007 in the amount of 196,375 shares and 115,200 shares, respectively, may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

Our results of operations for the fiscal years ended September 30, 2008, 2007, and 2006 includes $6.4 million, $5.6 million and $2.6 million, respectively, of compensation expense for restricted stock including the acceleration of expense discussed below. The awards granted in fiscal 2004 and 2005 are subject to earlier vesting in one third increments on the first, second and third anniversary of the grant date upon satisfaction of certain earnings improvement criteria specific to each award. The measurement date for early vesting of all of

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these awards is March 31 of the respective year. In the first quarter of fiscal 2007, we accelerated recognition of compensation expense as we determined it was probable that the latter two-thirds of the fiscal 2004 awards and the first two-thirds of the fiscal 2005 awards would satisfy the early vesting provisions on March 31, 2007, and that the last third of the fiscal 2005 award would satisfy the early vesting provisions on March 31, 2008.

Fiscal 2008

During fiscal 2008, 138,547 shares of restricted stock vested with an aggregate fair value of $4.3 million. In the second quarter of fiscal 2008, 18,000 non-employee director awards granted in fiscal 2007 vested. In the second quarter of fiscal 2008, the last third of the fiscal 2005 awards met the early vesting provisions and 65,165 shares vested. In the third quarter of fiscal 2008, 35,831 employee awards granted in fiscal 2003 vested and during fiscal 2008, 19,551 shares of the fiscal 2006 awards were accelerated.

During fiscal 2008, 25,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors and target awards of 229,625 shares of restricted stock were granted to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. The employee grants consisted of:

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

The first three target awards, as described above, will vest at the percentage of target achieved upon completion of service to March 19, 2011, unless forfeited before that date. The last target award, as described above, will vest at the percentage of target achieved upon completion of service to March 19, 2009, unless forfeited before that date. Expense is recognized on these shares granted with a performance condition and service condition on a straight-line basis over the explicit service period because we estimate that it is probable the performance condition will be satisfied. Expense is recognized on these shares granted with a market condition and service condition on a straight-line basis over the requisite service period which is based on the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

explicit service period. The restricted stock grants with a market condition were valued using a Monte Carlo simulation at $38.85 per share. The significant assumptions used in valuing these grants were: an expected volatility of 42.3%, expected dividends of 1.4%, and a risk free rate of 1.68%. We estimated the expected forfeiture rate to be 4.7%.

Fiscal 2007

During fiscal 2007, 333,334 shares of restricted stock vested with an aggregate fair value of $11.4 million. In the second quarter of fiscal 2007, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors, and in the third quarter of fiscal 2007, 153,000 shares of restricted stock were granted to certain employees. Employee shares totaling 91,300 have a performance condition and service condition and 61,700 shares have a market condition and service condition. The performance condition for 72,800 of the 91,300 shares is based on the annual average ROCC. The target award will be adjusted based on our ROCC performance from March 31, 2007 through December 31, 2009 compared to the ROCC performance of our Peer Group. Subject to the level of performance attained, the target award may be increased by up to 150% or decreased to zero. The performance condition for the remaining 18,500 shares had a performance condition that could be met upon either the achievement of a certain Credit Agreement Debt to EBITDA ratio or a certain net earnings target; the performance condition was achieved. The market condition for the 61,700 shares that contain a market condition is based on the percentage return on common stock purchased on March 31, 2007 and held through December 31, 2009, including reinvestment of all dividends paid thereon during that period (the “2007 Total Shareholder Return Grant”). The target award will be adjusted based on our 2007 Total Shareholder Return Grant from March 31, 2007 through December 31, 2009 compared to the total shareholder return performance of our Peer Group. Subject to the level of performance attained, the target award may be increased by up to 150% or decreased to zero.

The service vesting condition for the 72,800 shares that have a performance condition and service condition and the 61,700 shares that have a market condition and service condition will vest, at the percentage of target achieved upon completion of service to March 31, 2010, unless forfeited or vested before that date. The 18,500 shares with a performance condition and service condition will vest in one-third increments upon completion of service on each of May 8, 2009, 2010 and 2011, unless forfeited or vested before those dates. The shares from the three tranches will not be deemed issued and will not have voting or dividend rights until the relevant performance or market conditions have been met. Once the relevant performance or market conditions have been met, the shares will be deemed issued and will have voting and dividend rights as of that time, but they will be held by the Company and will be subject to forfeiture if the service conditions are not met. The 18,500 shares with a performance condition that could be met upon either the achievement of a certain Credit Agreement Debt to EBITDA ratio or a certain net earnings target has been met. Expense is recognized on these shares granted with a performance condition and service condition on a straight-line basis over the explicit service period because we estimate that it is probable the performance condition will be satisfied, except for the 18,500 shares with graded vesting which we amortize using the accelerated attribution method. Expense is recognized on these shares granted with a market condition and service condition on a straight-line basis over the requisite service period which is based on the explicit service period. The restricted stock grants with a market condition were valued using a Monte Carlo simulation which resulted in a valuation of $41.60 per share. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 1.1%, and a risk free rate of 4.43%. We estimated the expected forfeiture rate to be 8.61%.

Fiscal 2006

During fiscal 2006, 92,501 shares of restricted stock vested with an aggregate fair value of $1.4 million. In fiscal 2006, 18,000 shares of restricted stock, which vest over one year, were granted to our non-employee directors, and 580,500 shares of restricted stock were granted to certain employees. One-third of the employee

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares have a performance condition and service condition and two-thirds of the employee shares have a market condition and service condition. The performance condition is met upon the achievement of either achievement of a certain Credit Agreement Debt to EBITDA ratio, achievement of a certain debt repayment target, or a certain increase in diluted earnings per share. We met the increase in diluted earnings per share target based on our fiscal 2006 performance. The market condition is met upon achievement of certain stock price appreciation goals. These goals were achieved during fiscal 2006 and fiscal 2007. The service vesting condition for both the shares with a performance and service condition and a market and service condition is such that one-third of each award will vest at the end of years three, four and five. The shares were not deemed to be issued and did not have voting or dividend rights until the relevant performance or market conditions were met. The shares have been issued and have voting and dividend rights, but they are held by the Company and are subject to forfeiture if the service conditions are not met. Expense is recognized on these shares granted with a performance condition and service condition over the explicit service period because it is probable the performance condition will be satisfied. Expense is recognized on the shares granted with a market condition and service condition over the requisite service period which is based on the longer of the derived service period or explicit service period. The fiscal 2006 grants that contained a market condition and service condition were valued using a binomial model. The 2006 grants are amortized using the accelerated attribution method. The significant assumptions used in valuing these grants were: an expected volatility of 38%, expected dividends of 2.57%, a risk free rate of 4.95%, and forfeitures of 7.62%.

There was approximately $12.6 million of total unrecognized compensation cost related to all unvested restricted shares as of September 30, 2008 that will be recognized over a weighted average remaining vesting period of 1.7 years.

Employee Stock Purchase Plan

Under the Amended and Restated 1993 Employee Stock Purchase Plan (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. In January 2007, our board of directors amended the Plan to allow for the purchase of an additional 1.0 million shares, bringing the total authorized to a maximum of 4.32 million shares of Common Stock. During fiscal 2008, 2007 and 2006, employees purchased approximately 0.1 million, 0.1 million and 0.3 million shares, respectively, under the Plan. We recognized $0.4 million, $0.5 million and $0.6 million of expense, respectively, relating to the Plan for the fiscal years ended September 30, 2008, 2007 and 2006 related to the 15% discount on the purchase price allowed to employees. As of September 30, 2008, approximately 1.0 million shares of Common Stock remained available for purchase under the Plan.

Note 16. Business Interruption and Other Insurance Recoveries

During fiscal 2007, we received $1.6 million of insurance proceeds primarily for property damage claims for a flood that occurred at one of our mills during fiscal 2006. The proceeds were primarily used to repair certain property and equipment. The majority of these recoveries are reflected in the line item cost of goods sold on our consolidated statements of income.

During fiscal 2006, we had a mechanical failure of the white liquor clarifier at our bleached paperboard mill and a flood at another mill. We received $4.3 million of insurance proceeds, after $3.9 million of deductibles, for $1.5 million of property damage claims and $2.8 million of business interruption claims. The proceeds from the property damage claims were used to repair certain equipment, perform plant clean-up, and replace other equipment that was damaged in the two events mentioned above. The majority of these recoveries are reflected in the line item cost of goods sold on our consolidated statements of income.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Related Party Transactions

J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., the insurance agency that brokers a portion of the insurance for our company. During fiscal 2008, 2007, and 2006, we paid Brown & Brown, Inc. approximately $0.3 million each year for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million each year for commissions on premiums for insurance purchased by us. For the fiscal years ended September 30, 2008, 2007, and 2006, such payments to Brown & Brown, Inc., inclusive of fees for services and commissions paid, totaled approximately $0.5 million each year. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $4.5 million, $4.8 million, and $4.7 million, in fiscal 2008, 2007, and 2006, respectively.

Note 18. Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2008, total approximately $7.1 million.

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

We have been identified as a potentially responsible party (“PRP”) at seven active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these seven sites:

•

With respect to one site, while we have been identified as a PRP, our records reflect no evidence that we are associated with the site. Accordingly, if we are considered to be a PRP, we believe that we should be categorized as an unproven PRP.

•

With respect to each of six sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of two sites, we determined while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

With respect to three sites, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be de minimis and immaterial.

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

During the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs from a third party for a site we previously acquired. The recovery reduced the line item “cost of goods sold” on our consolidated statements of income.

Guarantees

We have made the following guarantees as of September 30, 2008:

•	We have a 49% ownership interest in Seven Hills. The partners guarantee funding of net losses in proportion to their share of ownership.

•	As part of the Southern Container Acquisition we acquired two unconsolidated entities for which we guarantee certain debt in an amount less than $5 million.

•	We have a 45% ownership interest in DSA. We have made certain guarantees, primarily for bank loans, in proportion to our share of ownership in an amount less than $3 million.

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

Over the past several years, we have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental law; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.6 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount and immaterial.

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

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our consolidated balance sheets for the periods ending September 30, 2008 and 2007. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $3 million.

Note 19. Segment Information

In the fourth quarter of fiscal 2008 we announced a realignment of operating responsibilities. Our results have been reclassified for all periods presented to reflect this realignment of our business. Our business segments will include the following: Consumer Packaging, consisting of our folding carton operations and coated paperboard mills; Corrugated Packaging, consisting of the Solvay and St. Paul containerboard mills and our corrugated converting operations; Merchandising Displays business will continue to be reported as a segment;

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Specialty Paperboard Products, consisting of our specialty paperboard mills, interior partition and specialty converting locations and our recycled fiber procurement and trading activities. The Consumer Packaging segment consists of facilities that manufacture coated paperboard products and convert paperboard into folding cartons. The Corrugated Packaging segment consists of facilities that manufacture containerboard and produce corrugated packaging and sheet stock. The Merchandising Displays segment consists of facilities that produce displays. The Specialty Paperboard Products segment consists of facilities that manufacture specialty paperboard and convert paperboard into interior packaging, convert specialty paperboard into laminated paperboard products, and facilities that collect recovered paper. The Specialty Paperboard Packaging segment consists of two operating segments that are below the required quantitative thresholds; we have aggregated them into one segment which we disclose aggregated in our Specialty Paperboard Packaging segment.

Certain operations included in the segments are located in Canada, Mexico, Chile and Argentina. Our foreign operations had segment income of $20.7 million, $12.3 million, and $10.6 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. For fiscal 2008, foreign operations represented approximately 8.6%, 7.9% and 8.2% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2007, foreign operations represented approximately 8.4%, 5.1% and 11.9% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. For fiscal 2006, foreign operations represented approximately 8.9%, 8.3% and 11.6% of total net sales to unaffiliated customers, segment income from operations and total identifiable assets, respectively. As of September 30, 2008, 2007, and 2006, we had foreign long-lived assets of $103.4 million, $88.2 million, and $85.8 million, respectively.

We evaluate performance and allocate resources based, in part, on profit or loss from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described above in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income (loss) of unconsolidated entities, as well as our investments in unconsolidated entities, in the results of our business segments. Seven Hills is included in the results of our Specialty Paperboard Products segment, QPSI and DSA are included in the results of our Merchandising Displays segment, and Pohlig and Greenpine are included in the results of our Consumer Packaging segment.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a tabulation of business segment information for each of the past three fiscal years (in millions):

	Years Ended September 30,
	2008	2007	2006
Net sales (aggregate):
Consumer Packaging	$1,551.4	$1,459.6	$1,415.6
Corrugated Packaging	607.5	236.7	202.8
Merchandising Displays	350.8	305.8	233.2
Specialty Paperboard Products	392.9	361.7	327.5

Total	$2,902.6	$2,363.8	$2,179.1

Less net sales (intersegment):
Consumer Packaging	$18.1	$15.0	$11.2
Corrugated Packaging	31.1	22.7	16.9
Merchandising Displays	0.4	—	0.1
Specialty Paperboard Products	14.1	10.3	12.8

Total	$63.7	$48.0	$41.0

Net sales (unaffiliated customers):
Consumer Packaging	$1,533.3	$1,444.6	$1,404.4
Corrugated Packaging	576.4	214.0	185.9
Merchandising Displays	350.4	305.8	233.1
Specialty Paperboard Products	378.8	351.4	314.7

Total	$2,838.9	$2,315.8	$2,138.1

Segment income:
Consumer Packaging	$119.8	$125.2	$74.7
Corrugated Packaging	71.3	18.9	10.5
Merchandising Displays	41.9	38.8	16.5
Specialty Paperboard Products	30.3	28.8	26.9

Total	263.3	211.7	128.6
Restructuring and other costs, net	(15.6)	(4.7)	(7.8)
Non-allocated expenses	(29.3)	(24.1)	(21.8)
Interest expense	(88.6)	(49.8)	(55.6)
Interest and other income (expense), net	1.6	(1.3)	1.6
Minority interest in consolidated subsidiaries	(5.3)	(4.8)	(6.4)

Income before income taxes	$126.1	$127.0	$38.6

Identifiable assets:
Consumer Packaging	$1,316.6	$1,362.2	$1,346.0
Corrugated Packaging	1,327.6	89.3	87.9
Merchandising Displays	169.3	162.2	158.0
Specialty Paperboard Products	153.7	158.9	157.2
Assets held for sale	0.7	1.8	4.0
Corporate	45.2	26.3	30.9

Total	$3,013.1	$1,800.7	$1,784.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2008	2007	2006
Goodwill:
Consumer Packaging	$296.4	$299.1	$290.9
Corrugated Packaging	383.7	18.5	18.5
Merchandising Displays	28.0	28.0	28.7
Specialty Paperboard Products	18.9	18.9	18.5

Total	$727.0	$364.5	$356.6

Depreciation and amortization:
Consumer Packaging	$79.3	$78.4	$78.3
Corrugated Packaging	32.4	6.3	6.6
Merchandising Displays	6.4	6.6	6.9
Specialty Paperboard Products	8.9	9.3	9.3
Corporate	8.3	3.1	3.2

Total	$135.3	$103.7	$104.3

Capital expenditures:
Consumer Packaging	$46.8	$60.3	$51.2
Corrugated Packaging	18.1	2.7	2.2
Merchandising Displays	6.3	1.2	5.0
Specialty Paperboard Products	6.6	4.7	5.2
Corporate	6.4	9.1	1.0

Total	$84.2	$78.0	$64.6

Investment in unconsolidated entities:
Merchandising Displays	$11.4	$11.1	$—
Consumer Packaging	0.6	—	—
Specialty Paperboard Products	17.4	17.8	21.6

Total	$29.4	$28.9	$21.6

Equity in income of unconsolidated entities:
Merchandising Displays	$2.1	$0.7	$—
Consumer Packaging	0.1	—	—
Specialty Paperboard Products	0.2	0.4	1.9

Total	$2.4	$1.1	$1.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2008, 2007 and 2006 are as follows (in millions):

	Consumer Packaging	Corrugated Packaging	Merchandising Displays	Specialty Paperboard Products	Total
Balance as of October 1, 2005	$287.5	$18.5	$28.8	$16.1	$350.9
Goodwill acquired	1.9	—	—	2.4	4.3
Impairment loss	—	—	(0.1)	—	(0.1)
Translation and other adjustment	1.5	—	—	—	1.5

Balance as of September 30, 2006	$290.9	$18.5	$28.7	$18.5	$356.6
Goodwill acquired	3.5	—	—	0.4	3.9
Translation and other adjustment	4.7	—	(0.7)	—	4.0

Balance as of September 30, 2007	$299.1	$18.5	$28.0	$18.9	$364.5
Goodwill acquired	0.1	365.4	—	—	365.5
Translation and other adjustment	(2.8)	(0.2)	—	—	(3.0)

Balance as of September 30, 2008	$296.4	$383.7	$28.0	$18.9	$727.0

The goodwill acquired in fiscal 2008 is primarily associated with the Southern Container Acquisition. During fiscal 2008 we announced a realignment of operating responsibilities as discussed above. Our results have been reclassified for all periods presented to reflect this realignment. As a result, the goodwill was reassigned to the reporting units affected based on their relative fair value. The balances as of September 30, 2007 in the table above reflect the reclassification the $243.4 million of goodwill from the prior Paperboard segment to the Consumer Packaging segment, the Corrugated Packaging segment and Specialty Paperboard Products segment in the amount of $211.0 million, $18.5 million, and $13.9 million, respectively.

Note 20. Financial Results by Quarter (Unaudited)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$596.3	$685.9	$771.0	$785.7
Gross profit	107.0	125.9	144.7	164.5
Restructuring and other costs, net	3.0	0.8	3.7	8.1
Income before income taxes	25.7	27.3	28.1	45.0
Net income	17.5	17.1	18.8	28.4
Basic earnings per share	0.47	0.46	0.50	0.76
Diluted earnings per share	0.46	0.45	0.49	0.74

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$533.9	$585.7	$591.4	$604.8
Gross profit	97.6	112.4	119.2	116.4
Restructuring and other costs, net	0.5	1.2	0.6	2.4
Income before income taxes	21.4	34.7	39.6	31.3
Net income	15.1	21.7	25.2	19.7
Basic earnings per share	0.40	0.56	0.64	0.51
Diluted earnings per share	0.39	0.55	0.63	0.50

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of Rock-Tenn Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 13 and 14 to the consolidated financial statements, effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement 109” and effective September 30, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2008, expressed an unqualified opinion thereon.

Atlanta, Georgia

November 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control Over Financial Reporting Section of the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Southern Container Corp., which is included in the 2008 consolidated financial statements of Rock-Tenn Company and constituted $1,244.2 million of total assets as of September 30, 2008, and $375.9 and $51.5 million of revenues and operating income for the year then ended. Our audit of internal control over financial reporting of Rock-Tenn Company also did not include an evaluation of the internal control over financial reporting of Southern Container Corp.

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008, and our report dated November 24, 2008, expressed an unqualified opinion thereon.

Atlanta, Georgia

November 24, 2008

ROCK-TENN COMPANY

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The scope of our efforts to comply with the Section 404 Rules of the Sarbanes-Oxley Act with respect to fiscal 2008 included all of our operations other than those that we acquired in the March 5, 2008 acquisition of Southern Container Corp., which transaction had an effective date of March 2, 2008. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2008. Total assets as of September 30, 2008 and total revenues and operating income for the period ending September 30, 2008 were $1,244.2 million, $375.9 million and $51.5 million, respectively. SEC rules require that we complete our assessment of the internal control over financial reporting of the Southern Container operations within one year after the date of the Southern Container Acquisition. Based on our assessment, excluding the operations discussed above, management believes that we maintained effective internal control over financial reporting as of September 30, 2008.

Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Rock-Tenn Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders to be held on January 30, 2009.

JAMES A. RUBRIGHT,
Chairman and Chief Executive Officer

STEVEN C. VOORHEES,
Executive Vice President, Chief Financial Officer and Chief
Administrative Officer

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•

that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•

that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Executive Vice President, Chief Financial Officer and Chief Administrative Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.

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

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control over Financial Reporting of Rock-Tenn Company, included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 11, 2008, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 11, 2008. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election — Term Expiring 2012,” “Incumbent Directors — Term Expiring 2010,” “Incumbent Directors — Term Expiring 2011,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 2008 are incorporated herein by reference. The section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, which will be filed on or before December 31, 2008, is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation”. The sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” and the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, which will be filed on or before December 31, 2008, are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, which will be filed on or before December 31, 2008, are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, which will be filed on or before December 31, 2008, are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2009, which will be filed on or before December 31, 2008, are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report:

      2. Financial Statement Schedule of Rock-Tenn Company.

All schedules are omitted because they are not applicable or not required because this information is provided in the financial statements.

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
Dated: November 26, 2008
	By:	/s/ JAMES A. RUBRIGHT
James A. Rubright Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 26, 2008

/S/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	November 26, 2008

/S/ A. STEPHEN MEADOWS A. Stephen Meadows	Chief Accounting Officer (Principal Accounting Officer)	November 26, 2008

/S/ STEPHEN G. ANDERSON	Director	November 26, 2008
Stephen G. Anderson

/S/ J. HYATT BROWN	Director	November 26, 2008
J. Hyatt Brown

/S/ ROBERT M. CHAPMAN	Director	November 26, 2008
Robert M. Chapman

/S/ ROBERT B. CURREY	Director	November 26, 2008
Robert B. Currey

/S/ RUSSELL M. CURREY	Director	November 26, 2008
Russell M. Currey

/S/ G. STEPHEN FELKER	Director	November 26, 2008
G. Stephen Felker

/S/ LAWRENCE L. GELLERSTEDT, III	Director	November 26, 2008
Lawrence L. Gellerstedt, III

/S/ JOHN D. HOPKINS	Director	November 26, 2008
John D. Hopkins

/S/ JOHN W. SPIEGEL	Director	November 26, 2008
John W. Spiegel

/S/ BETTINA M. WHYTE	Director	November 26, 2008
Bettina M. Whyte

/S/ JAMES E. YOUNG	Director	November 26, 2008
James E. Young

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	—	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.3	—	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

4.1	—	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).

*10.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).

*10.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

Exhibit Number		Description of Exhibits
*10.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).

*10.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

*10.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

*10.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

*10.8	—	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2005).

*10.9	—	2005 Shareholder Value Creation Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.10	—	Amendment Number One to the Rock-Tenn Company Supplemental Executive Retirement Plan (Amended and Restated Effective as of January 1, 2003).

*10.11	—	Amendment Number Two to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.12	—	Amendment Number Three to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 21, 2008.

*10.13	—	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.14	—	Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.15	—	Amended and Restated Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of November 21, 2008.

*10.16	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.17	—	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).

*10.18	—	Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.19	—	Employment Agreement between Southern Container Corp. and James B. Porter III, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number		Description of Exhibits
*10.20	—	Amended and Restated Earnings Share Units between Southern Container Corp. and James B. Porter III, dated as of February 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.21	—	First Amendment to Employment Agreement and Amended and Restated Earnings Share Units Agreement between James B. Porter III and Rock-Tenn Company, dated as of January 8, 2008, effective as of March 5, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.22	—	Amendment No. 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.23	—	Second Amended and Restated Receivables Sale Agreement dated as of September 2, 2008 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, Schiffenhaus Packaging Corp. and Southern Container Corp., as Originators, and Rock-Tenn Financial, Inc., as Buyer.

10.24	—	Second Amended and Restated Credit and Security Agreement dated as of September 2, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the liquidity banks from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent, and SunTrust Robinson Humphrey, Inc., as TPF Agent and Administrative Agent.

10.25	—	First Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 24, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Initial Servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Liquidity Bank to Nieuw Amsterdam and as Nieuw Amsterdam Agent, Three Pillars Funding LLC, SunTrust Bank as liquidity provider to TPF, and SunTrust Robinson Humphrey, Inc., as TPF Agent, and STRH as Administrative Agent.

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.