Form 10-Q
period 2008-12-31
Rock-Tenn CO
filed 2009-02-05
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 28, 2009
Class A Common Stock, $0.01 par value	38,231,568

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended December 31,
	2008	2007
Net sales	$703.1	$596.3
Cost of goods sold	538.3	489.3

Gross profit	164.8	107.0
Selling, general and administrative expenses	81.5	65.2
Restructuring and other costs, net	6.5	3.0

Operating profit	76.8	38.8
Interest expense	(26.4)	(11.8)
Loss on extinguishment of debt	(2.4)	—
Interest and other income (expense), net	0.4	(0.1)
Equity in loss of unconsolidated entities	(0.4)	(0.3)
Minority interest in income of consolidated subsidiaries	(0.7)	(0.9)

Income before income taxes	47.3	25.7
Income tax expense	(16.7)	(8.2)

Net income	$30.6	$17.5

Weighted average diluted shares outstanding	38.5	38.0

Basic earnings per share:
Net income	$0.81	$0.47

Diluted earnings per share:
Net income	$0.79	$0.46

Cash dividends paid per common share	$0.10	$0.10

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Per Share Data)

	December 31, 2008	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$12.7	$52.8
Restricted cash and marketable debt securities	—	19.2
Accounts receivable (net of allowances of $11.5 and $9.0)	270.1	304.3
Inventories	292.3	283.0
Other current assets	49.4	49.2
Assets held for sale	0.7	0.7

Total current assets	625.2	709.2

Property, plant and equipment at cost:
Land and buildings	394.0	398.3
Machinery and equipment	1,802.2	1,826.2
Transportation equipment	15.2	15.2
Leasehold improvements	5.7	7.6

	2,217.1	2,247.3
Less accumulated depreciation and amortization	(918.9)	(914.2)

Net property, plant and equipment	1,298.2	1,333.1
Goodwill	721.7	727.0
Intangibles, net	173.0	176.9
Investment in unconsolidated entities	25.7	29.4
Other assets	37.5	37.5

	$2,881.3	$3,013.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$191.5	$245.1
Accounts payable	205.1	241.5
Accrued compensation and benefits	68.1	95.2
Other current liabilities	69.4	65.9

Total current liabilities	534.1	647.7

Long-term debt due after one year	1,408.3	1,447.2
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	6.1	6.6

Total long-term debt	1,414.4	1,453.8

Accrued pension and other long-term benefits	72.6	70.8
Deferred income taxes	153.3	153.3
Other long-term liabilities	52.5	29.4
Commitments and contingencies (Note 12)
Minority interest	17.4	17.6
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,229,868 and 38,228,523 shares outstanding at December 31, 2008 and September 30, 2008, respectively	0.4	0.4
Capital in excess of par value	241.6	238.8
Retained earnings	448.5	421.7
Accumulated other comprehensive loss	(53.5)	(20.4)

Total shareholders’ equity	637.0	640.5

	$2,881.3	$3,013.1

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months Ended December 31,
	2008	2007
Operating activities:
Net income	$30.6	$17.5
Items in income not affecting cash:
Depreciation and amortization	37.9	25.8
Deferred income tax expense (benefit)	7.7	(2.7)
Share-based compensation expense	2.1	2.0
Gain on disposal of plant, equipment and other, net	(0.4)	(0.2)
Minority interest in income of consolidated subsidiaries	0.7	0.9
Equity in loss of unconsolidated entities	0.4	0.3
Payment on termination of cash flow interest rate hedges	—	(3.5)
Pension funding less (more) than expense	2.3	(0.9)
Impairment adjustments and other non-cash items	(0.7)	1.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	29.4	18.1
Inventories	(13.8)	(2.0)
Other assets	(0.4)	(10.7)
Accounts payable	(33.7)	(14.4)
Income taxes payable	5.8	9.2
Accrued liabilities and other	(18.3)	(18.8)

Net cash provided by operating activities	49.6	22.3

Investing activities:
Capital expenditures	(14.2)	(17.9)
Cash paid for purchase of business, net of cash received	—	(0.8)
Investment in unconsolidated entities	(0.5)	—
Return of capital from unconsolidated entities	3.5	0.2
Proceeds from sale of property, plant and equipment	0.5	2.2

Net cash used for investing activities	(10.7)	(16.3)

Financing activities:
Additions to revolving credit facilities	143.7	39.5
Repayments of revolving credit facilities	(41.8)	(17.7)
Additions to debt	74.0	10.0
Repayments of debt	(265.8)	(7.2)
Debt issuance costs	(0.4)	—
Restricted cash and investments	19.2	—
Issuances of common stock	0.7	0.6
Repayments to unconsolidated entity	(5.3)	(2.0)
Cash dividends paid to shareholders	(3.8)	(3.8)
Cash distributions paid to minority interest	—	(0.7)

Net cash (used for) provided by financing activities	(79.5)	18.7
Effect of exchange rate changes on cash and cash equivalents	0.5	—

(Decrease) increase in cash and cash equivalents	(40.1)	24.7
Cash and cash equivalents at beginning of period	52.8	10.9

Cash and cash equivalents at end of period	$12.7	$35.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2.3	$1.5
Interest, net of amounts capitalized	19.2	5.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2008

(Unaudited)

The condensed consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries. Our references to the business of Rock-Tenn Company do not include entities that we do not consolidate but account for using the equity method.

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays.

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2008 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Fiscal 2008 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2008 and 2007, our financial position at December 31, 2008 and September 30, 2008, and our cash flows for the three months ended December 31, 2008 and 2007.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2008 Form 10-K.

The results for the three months ended December 31, 2008 are not necessarily indicative of results that may be expected for the full year.

Note 2. New Accounting Standards

Recently Adopted Standards

We adopted Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as of October 1, 2008, the beginning of our current fiscal year. See “Note 10. Fair Value.”

Recently Issued Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect the implementation of SFAS 160 will have on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (October 1, 2009 for us) for the application of SFAS 157 to all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We are currently evaluating the effect the implementation of FSP 157-2 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). We expect to provide the related disclosures in our interim financial statements as of March 31, 2009.

Note 3. Comprehensive (Loss) Income

The following are the components of comprehensive (loss) income (in millions):

	Three Months Ended December 31,
	2008	2007
Net income	$30.6	$17.5
Foreign currency translation adjustments	(19.7)	—
Reclassification of net gain on cash flow hedges to earnings, net of tax	(0.1)	(0.3)
Net unrealized (loss) income on cash flow hedges, net of tax	(13.3)	0.1

Comprehensive (loss) income	$(2.5)	$17.3

The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended December 31,
	2008	2007
Numerator:
Net income	$30.6	$17.5

Denominator:
Denominator for basic earnings per share – weighted average shares	37.7	37.3
Effect of dilutive stock options and restricted stock awards	0.8	0.7

Denominator for diluted earnings per share – weighted average shares and assumed conversions	38.5	38.0

Basic earnings per share:
Net income per share – basic	$0.81	$0.47

Diluted earnings per share:
Net income per share – diluted	$0.79	$0.46

Options to purchase 0.5 million and 0.3 million common shares were not included in computing diluted earnings per share in the three months ended December 31, 2008 and 2007, respectively, because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5. Acquisitions

Southern Container Acquisition

On March 5, 2008, we acquired the stock of Southern Container Corp. (“Southern Container”). We have included the results of Southern Container’s operations in our financial statements in our Corrugated Packaging segment since the March 2, 2008 effective date. We made the acquisition in order to expand our corrugated packaging business with the Southern Container operations that we believe have the lowest system costs and the highest EBITDA margins of any major integrated corrugated company in North America.

The purchase price for the acquisition was $1,060.0 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and is expected to result in a net present value benefit, subject to the completion of the final purchase price allocation, of approximately $150 million, net of an agreed upon payment included in the purchase price, for the election to the sellers of approximately $68.7 million paid to Southern Container’s former stockholders in November 2008. In fiscal 2008, we incurred $26.8 million of debt issuance costs in connection with the transaction.

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

We recorded estimated fair values for acquired assets and liabilities, including goodwill and intangibles. The intangibles are being amortized over estimated useful lives ranging generally from 11 to 40 years on a straight-line basis over a weighted average life of approximately 18 years, and 15 years for tax purposes. We recorded $72.9 million of customer relationship intangibles with a weighted average life of approximately 15 years, $18.4 million of trade names and trademarks with a weighted average life of approximately 39 years and $29.4 million for a steam supply contract with a weighted average life of approximately 11 years. None of the intangibles has significant residual value. A substantial portion of the goodwill is deductible for income tax purposes as a result of the Code section 338(h)(10) election.

The following unaudited pro forma information reflects our consolidated results of operations as if the Southern Container acquisition had taken place as of the beginning of the period presented. The unaudited pro forma information includes adjustments primarily for depreciation and amortization based on the preliminary fair value of the acquired property, plant and equipment, acquired intangibles and interest expense on the acquisition financing debt. We have also added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur due to changes in employment and other contractual arrangements. The unaudited pro forma information in the table below for the three months ended December 31, 2007, is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of this period nor is it necessarily indicative of future results.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In millions, except per share data)
Net sales	$776.2

Net income	$29.1

Diluted earnings per common share	$0.77

Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the three months ended December 31, 2007 utilizes the condensed consolidated statements of income for RockTenn for the three months ended December 31, 2007 and the condensed consolidated statements of operations of Southern Container for the 16 weeks ended December 29, 2007.

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $6.5 million and $3.0 million for the three months ended December 31, 2008 and 2007, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three months ended December 31, 2008 and 2007, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$0.1	$0.1	$0.4	$—	$1.2	$1.8
	Prior Year Qtr.	1.9	1.1	0.1	0.1	0.1	3.3

	Cumulative	4.0	4.3	2.4	1.0	5.5	17.2
	Expected Total	4.0	4.3	2.4	1.0	5.5	17.2

Corrugated Packaging (b)	Current Qtr.	—	—	0.1	—	—	0.1
	Prior Year Qtr.	—	—	—	—	—	—

	Cumulative	1.6	0.3	0.1	—	0.3	2.3
	Expected Total	1.6	0.3	0.4	0.2	0.4	2.9

Specialty Paperboard Products(c)	Current Qtr.	—	—	—	—	—	—
	Prior Year Qtr.	(0.3)	—	—	—	—	(0.3)

	Cumulative	(0.2)	0.2	0.1	0.4	(0.1)	0.4
	Expected Total	(0.2)	0.2	0.1	0.4	(0.1)	0.4

Other(d)	Current Qtr.	—	—	—	—	4.6	4.6
	Prior Year Qtr.	—	—	—	—	—	—

	Cumulative	—	—	—	—	14.2	14.2
	Expected Total	—	—	—	—	16.7	16.7

Total	Current Qtr.	$0.1	$0.1	$0.5	$—	$5.8	$6.5

	Prior Year Qtr.	$1.6	$1.1	$0.1	$0.1	$0.1	$3.0

	Cumulative	$5.4	$4.8	$2.6	$1.4	$19.9	$34.1

	Expected Total	$5.4	$4.8	$2.9	$1.6	$22.5	$37.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)

For this Note 6, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

When we close a facility we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table above in the “Expected Total” lines until incurred.

(a)

The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closed in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), and Kerman, California (announced and closed in fiscal 2006). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates and take advantage of open capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other folding carton plants. We believe these actions have allowed us to more effectively manage our business.

(b)

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009). We have transferred a substantial portion of Greenville’s production to our other corrugated plants.

(c)	The Specialty Paperboard Products segment income in fiscal 2008 primarily reflects the gain on sale of real estate relating to a previously closed facility.

(d)

The expenses in the “Other Costs” column for the current quarter reflect Southern Container integration expenses of $2.4 million pre-tax and deferred compensation expense of $2.1 million pre-tax for key Southern Container employees. We expect to recognize a total of approximately $9 million of deferred compensation and retention bonus expense funded through a purchase price reduction from Southern Container’s stockholders. We expect to expense the final $1.4 million of deferred compensation in the second quarter of fiscal 2009. Nearly all of these funds were escrowed and are primarily to be paid one year after the acquisition closing. Any of the funds forfeited by the employees, because they voluntarily terminate their employment prior to the first anniversary of the Southern Container acquisition, are payable to the former Southern Container stockholders.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the three months ended December 31, 2008 and 2007 (in millions):

	2008	2007
Accrual at beginning of fiscal year	$3.4	$2.4
Additional accruals	1.0	1.1
Payments	(1.3)	(0.3)
Adjustments to accrual	0.4	—

Accrual at December 31,	$3.5	$3.2

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.4	$1.1
Integration expenses	1.9	—
Deferred compensation expense	2.1	—
Net property, plant and equipment	0.1	1.6
Severance and other employee costs	0.2	0.1
Equipment relocation	0.5	0.1
Facility carrying costs	—	0.1
Other	0.3	—

Total restructuring and other costs, net	$6.5	$3.0

Note 7. Tax Provision

We recorded income tax expense of $16.7 million in the first quarter of fiscal 2009 compared to $8.2 million in the first quarter of last year. The first quarter of fiscal 2009 and 2008 effective rates were approximately 35.3% and 31.9%, respectively. In the first quarter of fiscal 2009 we recorded a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates. The effective rate for the first quarter of fiscal 2008 was primarily impacted by a tax benefit of $1.1 million related to a tax rate reduction in Canada.

As of December 31, 2008, the gross amount of unrecognized tax benefits was approximately $13.7 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.7 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2008, we had a recorded liability of $2.2 million for the payment of interest and penalties related to the FIN 48 liability for unrecognized tax benefits.

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

	December 31, 2008	September 30, 2008
Finished goods and work in process	$163.4	$163.3
Raw materials	125.6	113.4
Supplies and spare parts	49.6	49.9

Inventories at FIFO cost	338.6	326.6
LIFO reserve	(46.3)	(43.6)

Net inventories	$292.3	$283.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt characteristics during the three months ended December 31, 2008. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2008 Form 10-K (“Debt Footnote on Form 10-K”).

The following were individual components of debt (in millions):

	December 31, 2008	September 30, 2008
8.20% secured notes due August 2011, net of unamortized discount of $0.2 and $0.2 (a)	$249.8	$249.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	4.7	5.1

	254.5	254.9

5.625% secured notes due March 2013, net of unamortized discount of $0.1 and $0.1 (a)	99.9	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.4	1.5

	101.3	101.4

9.25% unsecured notes due March 2016, net of unamortized discount of $1.3 and $1.3 (a)	198.7	198.7

Term loan facilities, net of unamortized discount of $1.6 and $1.7 (b)	746.9	747.3

Revolving credit and swing facilities (b)	132.4	33.5

Receivables-backed financing facility (c)	140.0	92.0

Cash payable to sellers (d)	—	110.7

Industrial development revenue bonds bearing interest at: variable rates - $21.4 million at 3.59% at December 31, 2008, and $29.0 million at 10.06% at September 30, 2008; fixed rates - $120.9 million at 6.97% at September 30, 2008; due at various dates through October 2036 (e)	21.4	149.9
Other notes	10.7	10.5

Total Debt	1,605.9	1,698.9
Less current portion of debt	191.5	245.1

Long-term debt due after one year	$1,414.4	$1,453.8

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$1,599.8	$1,692.3
Hedge adjustments resulting from terminated interest rate derivatives or swaps	6.1	6.6

Total Debt	$1,605.9	$1,698.9

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Included in the current portion of debt at December 31, 2008 and September 30, 2008 is an amount of $15.0 million to reflect amounts required to support normal working capital needs.

(a)	Interest on our 8.20% notes due August 2011 is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”) and 9.25% notes due March 2016 (“March 2016 Notes”) is payable in arrears each September and March.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(b)	On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. In November 2008, the amount committed under the Credit Facility for loans to a Canadian subsidiary was reduced from $100.0 million to $45.0 million, and $55.0 million was reallocated to the U.S. revolving credit facility, increasing its original maximum availability from $350.0 million to $405.0 million. At December 31, 2008, there were $23.0 million in borrowings by the Canadian subsidiary.

At December 31, 2008, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $35.8 million, are approximately $281.8 million. At December 31, 2008, before the effect of swaps, the variable rate on our term loan A facility and term loan B facility was 3.69% and 5.75%, respectively. At December 31, 2008, we had interest rates ranging from 2.71% to 4.75% on our revolving credit facility. At September 30, 2008, before the effect of swaps, the variable rate on our term loan A facility and term loan B facility was 4.74% and 5.76%, respectively. At September 30, 2008, we had interest rates ranging from 6.00% to 6.25% on our revolving credit facility.

Our obligations under the Credit Facility and under certain related hedging agreements are unconditionally guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth as discussed in our Debt Footnote on Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

(c)	On September 2, 2008, we amended our 364-day receivables-backed financing facility (“Receivables Facility”) to increase its size from $110.0 million to $175.0 million and to set it to expire on September 1, 2009. Accordingly, such borrowings are classified as current at December 31, 2008 and September 30, 2008. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.69% and 5.15% as of December 31, 2008 and September 30, 2008, respectively. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables 60 to 90 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At December 31, 2008 and September 30, 2008, maximum available borrowings under the Receivables Facility were approximately $140.4 million and $166.3 million, respectively. At December 31, 2008, available borrowings under the revolving credit portion of the Credit Facility were $281.8 million.

(d)	Cash payable to sellers was for the liability associated with cash held by us to support certain indebtedness of our Solvay Paperboard subsidiary, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. These items were paid in November 2008. Of these amounts, $68.7 million was refinanced on the revolving credit portion of our Credit Facility and accordingly was recorded in long-term debt at September 30, 2008 since it was refinanced on a long-term basis.

(e)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof.

At September 30, 2008 the remaining principal balance of the Solvay Paperboard IDBs was $128.6 million. On November 3, 2008, the first call date of Solvay Paperboard IDBs, we repaid the IDBs using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. Accordingly, $70 million of these bonds was classified as current at September 30, 2008. We recorded a loss on extinguishment of debt of $2.4 million related to amounts paid in excess of carrying value to redeem the IDBs. The loss was funded by the former Southern Container stockholders.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Interest Rate Swaps

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. Periodically we may terminate or sell our interest rate swaps. Upon termination or sale of interest rate swaps designated as cash flow hedges, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income/(Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged. At December 31, 2008, we had interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $531 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%, plus the applicable credit margin then in effect. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain floating rate debt.

Note 10. Fair Value

On October 1, 2008, we adopted SFAS 157 for our financial assets and liabilities. FSP No. 157-2 delayed the adoption date of SFAS 157 for nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis until our fiscal year beginning October 1, 2009. SFAS 157 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, SFAS 157 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. The adoption of this statement did not have a material impact on our financial statements. SFAS 157 defines levels within the hierarchy as follows:

•	Level 1 – Unadjusted quoted prices for identical assets and liabilities in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Such inputs typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

We have rabbi trusts which hold assets of our supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. The assets of our Supplemental Plans are invested primarily in mutual funds and are reported at fair value based on quoted prices in active markets. The fair value of our Supplemental Plans is designated as Level 1.

We value our interest rate derivatives using a widely accepted valuation technique based on discounted cash flow analysis, which reflects the terms of the derivatives and, for all significant assumptions, uses observable market-based inputs, including LIBOR forward interest rate curves. The fair value of our interest rate derivatives is designated as Level 2.

We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

As of December 31, 2008, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$2.2	$—	$—	$2.2

Liabilities:
Interest rate derivatives	$—	$25.3	$—	$25.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Retirement Plans

We have five qualified defined benefit pension plans (“U.S Qualified Plans”). In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We have a Supplemental Executive Retirement Plan that provides unfunded supplemental retirement benefits to certain of our executives.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended December 31,
	2008	2007
Service cost	$2.1	$2.5
Interest cost	5.9	5.3
Expected return on plan assets	(5.6)	(6.7)
Amortization of prior service cost	0.2	0.1
Amortization of net actuarial loss	1.6	0.7

Company defined benefit plan expense	4.2	1.9
Multi-employer plans for collective bargaining employees	0.4	0.2

Net pension cost	$4.6	$2.1

During the three months ended December 31, 2008, we contributed an aggregate of $2.2 million to our U.S. Qualified Plans. Based on our current assumptions, we anticipate contributing approximately $26 million in fiscal 2009 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute greater amounts. Therefore, the amount we contribute may vary materially. During the three months ended December 31, 2007, we contributed an aggregate of $2.9 million to our U.S. Qualified Plans.

Note 12. Commitments and Contingencies

Environmental and Other Matters

We are subject to various federal, state, local and foreign environmental laws and regulations, including, among others, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These environmental regulatory programs are primarily administered by the US Environmental Protection Agency. In addition, some states in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state administrative agencies.

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

We have been identified as a potentially responsible party (“PRP”) at eight active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have reached the following conclusions with respect to these eight sites:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•

With respect to each of seven sites, we preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of three sites, we determined while it was not estimable, the potential liability was reasonably likely to be a de minimis amount and immaterial.

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

In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe such costs, if any, would be immaterial. Additional information on the four sites follows:

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

During the first quarter of fiscal 2008, we received approximately $1.7 million in recovery of previously expensed environmental remediation costs from a third party for a site we previously acquired. The recovery reduced the line item “cost of goods sold” on our condensed consolidated statements of income.

Guarantees

We have made the following guarantees as of December 31, 2008:

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The partners guarantee funding of net losses in proportion to their share of ownership.

•

As part of the Southern Container acquisition we have acquired two unconsolidated entities for which we guarantee or are co-borrowers on less than $5 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity in an amount less than $3 million.

•

We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental laws; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount.

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

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending December 31, 2008 and September 30, 2008. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $4 million.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2011. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million at December 31, 2008, which would result in a purchase price of approximately 58% of our partner’s net equity reflected on Seven Hills’ December 31, 2008 balance sheet.

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

	Three Months Ended December 31,
	2008	2007
Net sales (aggregate):
Consumer Packaging	$368.8	$374.7
Corrugated Packaging	203.2	61.4
Merchandising Displays	74.8	82.0
Specialty Paperboard Products	75.3	91.8

Total	$722.1	$609.9

Less net sales (intersegment):
Consumer Packaging	$6.6	$4.2
Corrugated Packaging	10.1	6.3
Merchandising Displays	—	—
Specialty Paperboard Products	2.3	3.1

Total	$19.0	$13.6

Net sales (unaffiliated customers):
Consumer Packaging	$362.2	$370.5
Corrugated Packaging	193.1	55.1
Merchandising Displays	74.8	82.0
Specialty Paperboard Products	73.0	88.7

Total	$703.1	$596.3

Segment income:
Consumer Packaging	$31.5	$28.7
Corrugated Packaging	50.6	4.3
Merchandising Displays	5.1	8.0
Specialty Paperboard Products	2.8	7.4

Total segment income	90.0	48.4
Restructuring and other costs, net	(6.5)	(3.0)
Non-allocated expenses	(7.1)	(6.9)
Interest expense	(26.4)	(11.8)
Loss on extinguishment of debt	(2.4)	—
Interest and other income (expense), net	0.4	(0.1)
Minority interest in income of consolidated subsidiaries	(0.7)	(0.9)

Income before income taxes	47.3	25.7
Income tax expense	(16.7)	(8.2)

Net income	$30.6	$17.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2008, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2008 Form 10-K, which we filed with the SEC on November 26, 2008. The table in “Note 13. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our segments.

Overview

On March 5, 2008, we acquired Southern Container, which owned the 720,000 ton per year Solvay containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, RockTenn is now the seventh largest manufacturer of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual capacity of approximately 2.4 million tons of paperboard. The acquisition adds highly integrated low operating cost assets to our Corrugated Packaging segment. The Solvay mill is highly integrated with Southern Container’s box plant system. Including the acquisition and a recent expansion of the capacity of the Solvay mill to 770,000 tons, we have the capacity to produce approximately 954,000 tons of containerboard annually and expect to consume approximately 800,000 tons of containerboard annually. We have included the results of Southern Container’s operations in our Corrugated Packaging segment in our financial statements since the March 2, 2008 effective date of the acquisition. We financed the acquisition with our $1.2 billion Credit Facility and $200 million of March 2016 Notes. See “Note 5. Acquisitions” and “Note 9. Debt”, respectively, of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Segment income in the first quarter of fiscal 2009 increased 86.0% to $90.0 million compared to the first quarter of fiscal 2008 primarily due to earnings accretion from the Southern Container acquisition and increased Consumer Packaging segment income.

Net income increased $13.1 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily as a result of the Southern Container acquisition. Increased selling prices, other than for recycled fiber sales, and lower recycled fiber and energy costs were partially offset by generally lower volumes, increased virgin fiber and chemical costs. We incurred specific pre-tax charges aggregating approximately $6.9 million related to the Southern Container acquisition. The pre-tax charges consisted of $2.4 million of debt extinguishment costs associated with the planned refinancing of certain debt assumed in the acquisition, $2.4 million of integration costs and $2.1 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. We expect to expense the final $1.4 million of deferred compensation in the second quarter of fiscal 2009.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

($ In Millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2008	$596.3	$685.9	$771.0	$785.7	$2,838.9
2009	$703.1
% Change	17.9%

Net sales in the first quarter of fiscal 2009 increased $106.8 million compared to the first quarter of fiscal 2008 primarily due to the Southern Container acquisition, which contributed net sales of $151.9 million, and increased selling prices in several of our segments. These increases were partially offset by reduced volumes in several of our segments.

Cost of Goods Sold

($ In Millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2008	$489.3	$560.0	$626.3	$621.2	$2,296.8
(% of Net Sales)	82.1%	81.6%	81.2%	79.1%	80.9%
2009	$538.3
(% of Net Sales)	76.6%

Cost of goods sold as a percentage of net sales decreased in the first quarter of fiscal 2009 compared to the prior year first quarter primarily due to increased selling prices and the impact of higher margin Southern Container sales. Excluding the impact of Southern Container, recycled fiber and energy costs decreased $43 per ton and $3 per ton, respectively, and virgin fiber and chemical costs increased approximately $49 per ton and $5 per ton, respectively, over the prior year quarter. Excluding the impact of the Southern Container acquisition, in the current year quarter we experienced increased pension expense of $1.6 million and increased group insurance expense of $1.4 million. Partially offsetting these amounts, we incurred reduced freight expense of $2.1 million, excluding the impact of the Southern Container acquisition.

Selling, General and Administrative Expenses

($ In Millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2008	$65.2	$75.3	$85.4	$84.6	$310.5
(% of Net Sales)	10.9%	11.0%	11.1%	10.8%	10.9%
2009	$81.5
(% of Net Sales)	11.6%

Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Given current economic conditions we increased our bad debt reserve by $2.5 million during the quarter. Excluding the impact of Southern Container and bad debt expense, SG&A expenses in the first quarter of fiscal 2008 were $1.8 million lower than in the prior year first quarter.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $6.5 million and $3.0 million in the first quarter of fiscal 2009 and 2008, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities in the first quarter of fiscal 2009 was $0.4 million compared to $0.3 million in the first quarter of fiscal 2008.

Interest Expense

Interest expense for the first quarter of fiscal 2009 increased to $26.4 million from $11.8 million for the same quarter last year as a result of the additional debt required to fund the Southern Container acquisition. Deferred financing cost amortization increased $1.4 million, the increase in our average outstanding borrowings increased interest expense by approximately $14.2 million and lower interest rates, net of swaps, decreased interest expense by approximately $1.0 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the first quarter of fiscal 2009 was $2.4 million. The debt extinguishment costs were incurred to retire the Solvay IDBs we assumed as part of the Southern Container acquisition at 102% of par using cash and equivalents on hand and our revolving credit facility. The $2.4 million was funded by the former Southern Container stockholders.

Interest and Other Income (Expense), net

Interest and other income (expense), net, for the first quarter of fiscal 2009 was income of $0.4 million compared to expense of $0.1 million in the same quarter last year.

Minority Interest in Income of Consolidated Subsidiaries

Minority interest in income of our consolidated subsidiaries for the first quarter of fiscal 2009 decreased to $0.7 million from $0.9 million in the first quarter of fiscal 2008.

Provision for Income Taxes

We recorded income tax expense of $16.7 million in the first quarter of fiscal 2009 compared to $8.2 million in the first quarter of last year. The first quarter of fiscal 2009 and 2008 effective rates were approximately 35.3% and 31.9%, respectively. In the first quarter of fiscal 2009 we recorded a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates. The effective rate for the first quarter of fiscal 2008 was primarily due to a tax benefit of $1.1 million related to a tax rate reduction in Canada.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)

The increase in containerboard tons shipped and decrease in average price per ton beginning in the second quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard shipped subsequent to the Southern Container acquisition.

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Price (Per Ton)(a)
	(In thousands, except Average Price Per Ton)
First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587
Third Quarter	235.9	86.3	24.5	218.5	566
Fourth Quarter	234.2	90.7	21.5	244.1	585

Fiscal 2008	916.2	341.5	95.0	609.4	$583

First Quarter Fiscal 2009	204.9	86.3	20.7	221.9	$596

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$374.7	$28.7	7.7%
Second Quarter	394.8	32.5	8.2
Third Quarter	388.9	27.9	7.2
Fourth Quarter	393.0	30.7	7.8

Fiscal 2008	$1,551.4	$119.8	7.7%

First Quarter Fiscal 2009	$368.8	$31.5	8.5%

Net Sales (Consumer Packaging Segment)

The 1.6% decrease in net sales for the Consumer Packaging segment for the first quarter of fiscal 2009 compared to the prior year first quarter was primarily due to lower volumes, partially offset by higher selling prices. Coated recycled paperboard and market pulp tons shipped decreased 4.2% and 2.3%, respectively, and bleached paperboard tons shipped increased 8.4%.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2008 increased 9.8% compared to the prior fiscal year first quarter primarily due to decreased recycled fiber and energy costs, and increased selling prices, which were partially offset by lower volumes, increased virgin fiber and chemical costs. Coated recycled fiber costs decreased approximately $4.9 million, or $34 per ton, over the prior year quarter. Virgin fiber and chemical costs increased approximately $4.8 million and $3.7 million, respectively, pension expense increased $1.3 million, and bad debt increased $1.1 million. Partially offsetting these increases in expense were reduced shipping costs of $1.6 million.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$61.4	$4.3	7.0%
Second Quarter	112.0	4.4	3.9
Third Quarter	208.9	23.2	11.1
Fourth Quarter	225.2	39.4	17.5

Fiscal 2008	$607.5	$71.3	11.7%

First Quarter Fiscal 2009	$203.2	$50.6	24.9%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $141.8 million in the first quarter of fiscal 2009 compared to the prior year first quarter due to the Southern Container acquisition, which contributed net sales of $151.9 million, and increased sales prices in our legacy corrugated business. These net sales gains were partially offset by an increase in shipped tons not reflected in net sales since they were shipped to the same counterparty from which we buy inventory, compared to the prior year period.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the first quarter of fiscal 2009 increased $46.3 million compared to the prior year first quarter due primarily to increased segment income from the Southern Container acquisition and increased income at our legacy recycled corrugated medium mill due to increased selling prices and lower fiber and energy costs.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.8	14.6
Third Quarter	86.1	8.4	9.8
Fourth Quarter	88.4	11.7	13.2

Fiscal 2008	$350.8	$41.9	11.9%

First Quarter Fiscal 2009	$74.8	$5.1	6.8%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment decreased $7.2 million in the first quarter of fiscal 2009 compared to the prior year first quarter primarily due to decreased demand for promotional displays.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the first quarter of fiscal 2009 decreased $2.9 million, compared to the prior year first quarter primarily due to lower volumes.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$91.8	$7.4	8.1%
Second Quarter	99.8	6.6	6.6
Third Quarter	102.1	7.8	7.6
Fourth Quarter	99.2	8.5	8.6

Fiscal 2008	$392.9	$30.3	7.7%

First Quarter Fiscal 2009	$75.3	$2.8	3.7%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the first quarter of fiscal 2009 decreased 18.0% compared to the first quarter of fiscal 2008 primarily due to reduced recycled fiber selling prices and lower volumes. Specialty paperboard tons shipped decreased 8.1%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the first quarter of fiscal 2009 decreased $4.6 million compared to the prior year first quarter. The impact of reduced recycled fiber selling prices and lower volumes were partially offset by a decrease in fiber costs of approximately $2.0 million, or $41 per ton over the prior year quarter. Bad debt expense and group insurance expense increased $0.9 million and $0.9 million, respectively, over the prior year quarter, and in the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs.

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

The sum of cash and cash equivalents and restricted cash and marketable debt securities was $12.7 million at December 31, 2008, and $72.0 million at September 30, 2008. The decrease was primarily due to funds used for debt repayment. During the first quarter of fiscal 2009, net debt decreased $33.2 million. We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt. At December 31, 2008, we had interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $531 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%, plus the applicable credit margin then in effect.

On March 5, 2008, we entered into the Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $35.8 million, are $281.8 million. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. In connection with the Southern Container acquisition we assumed Solvay IDBs totaling $132.3 million and recorded $110.7 million of debt for cash payable to the sellers for cash held to comply with the Solvay IDBs, net of a 2% redemption fee of approximately $2.4 million to terminate the Solvay IDBs, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election.

On November 3, 2008, the first call date of the Solvay IDBs, we repaid the Solvay IDBs and recorded a loss on extinguishment of debt of $2.4 million related to amounts paid in excess of carrying value. The loss was funded by the former Southern Container stockholders. We repaid the Solvay IDBs using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. On November 14, 2008, we paid the former Southern Container stockholders for the cash payable to sellers primarily with funds from the revolving credit portion of our Credit Facility. On September 2, 2008, we amended our 364-day Receivables Facility and increased its size from $110.0 million to $175.0 million. The new facility expires on September 1, 2009. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables 60 to 90 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At December 31, 2008 we had $140.0 million outstanding under the Receivables Facility and available borrowings of $281.8 million under the revolving credit portion of the Credit Facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, the repayment of the Solvay IDBs and cash payable to sellers and our interest rate swaps, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the three months ended December 31, 2008 and 2007 was $49.6 million and $22.3 million, respectively. The increase was primarily due to increased earnings and an increase in deferred income tax benefit due to a change in temporary differences, which was partially offset by a net increase in working capital.

Net cash used for investing activities was $10.7 million during the three months ended December 31, 2008 compared to $16.3 million for the comparable period of the prior year. Net cash used for investing activities in the first three months of fiscal 2009 consisted primarily of $14.2 million of capital expenditures compared to the first three months of fiscal 2008 which consisted primarily of $17.9 million of capital expenditures. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $80 to $85 million in fiscal 2009. Included in our fiscal 2009 capital expenditures estimate is approximately $6 million for capital expenditures that we expect to spend in connection with matters relating to environmental and safety compliance.

Net cash used for financing activities was $79.5 million during the three months ended December 31, 2008 compared to net cash provided by financing activities of $18.7 million in the same period last year. In the first three months of fiscal 2009 net cash used for financing activities consisted primarily of net repayments of debt aggregating $89.9 million, which was partially offset by the usage of restricted cash and investments of $19.2 million. In the first quarter of fiscal 2008 net cash provided by financing activities consisted primarily of net additions to debt of $24.6 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2009, 2010 and 2011.

Based on current facts and assumptions, we anticipate contributing approximately $26 million to the U.S. Qualified Plans in fiscal 2009. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute an amount greater than the minimum required funding in either of those years.

During the first quarter of fiscal 2009, we recorded a charge to other comprehensive income of $19.7 million for foreign currency translation adjustments primarily due to the change in Canadian/U.S. dollar exchange rates and recorded an unrealized loss on our interest rate swaps of $13.3 million, net of tax.

In January 2009, our board of directors approved our February 2009 quarterly dividend of $0.10 per share; in November 2008 we paid a quarterly dividend of $0.10 per share, indicating an annualized dividend of $0.40 per share in fiscal 2009 on our common stock.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of December 31, 2008. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount. For additional information regarding our guarantees, see “Note 12. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Non-GAAP Measures

We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital and Capital Expenditures” above a financial measure that was not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measure, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt:

	December 31, 2008	September 30, 2008	March 31, 2008
Current Portion of Debt	$191.5	$245.1	$247.7
Total Long-Term Debt	1,414.4	1,453.8	1,606.8

	1,605.9	1,698.9	1,854.5

Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(6.1)	(6.6)	(7.6)

	1,599.8	1,692.3	1,846.9
Less: Cash and Cash Equivalents	(12.7)	(52.8)	(56.6)
Less: Restricted Cash	—	(19.2)	(19.5)

Net Debt	$1,587.1	$1,620.3	$1,770.8

Forward-Looking Statements

We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the results and impacts of the Southern Container acquisition, including cost reductions, synergies and transitional costs to achieve the synergies and the timing of such costs and synergies; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2009; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates and future cash tax payments; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, working capital needs and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2008 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2008 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ROCK-TENN COMPANY
(Registrant)

Date: February 4, 2009	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President, Chief Financial Officer & Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

Exhibit 2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 10.1	Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.