Form 10-Q
period 2009-03-31
Rock-Tenn CO
filed 2009-05-01
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 24, 2009
Class A Common Stock, $0.01 par value	38,350,090

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$676.3	$685.9	$1,379.4	$1,282.2
Cost of goods sold	504.8	560.0	1,043.1	1,049.3

Gross profit	171.5	125.9	336.3	232.9
Selling, general and administrative expenses	83.5	75.3	165.0	140.5
Restructuring and other costs, net	3.2	0.8	9.7	3.8

Operating profit	84.8	49.8	161.6	88.6
Interest expense	(24.6)	(19.7)	(51.0)	(31.5)
Loss on extinguishment of debt	—	(1.9)	(2.4)	(1.9)
Interest income and other (expense) income, net	(0.5)	0.1	(0.1)	—
Equity in (loss) income of unconsolidated entities	(0.2)	0.2	(0.6)	(0.1)
Minority interest in income of consolidated subsidiaries	(0.2)	(1.2)	(0.9)	(2.1)

Income before income taxes	59.3	27.3	106.6	53.0
Income tax expense	(21.9)	(10.2)	(38.6)	(18.4)

Net income	$37.4	$17.1	$68.0	$34.6

Weighted average diluted shares outstanding	38.6	38.2	38.6	38.1

Basic earnings per share:
Net income	$0.99	$0.46	$1.80	$0.93

Diluted earnings per share:
Net income	$0.97	$0.45	$1.76	$0.91

Cash dividends paid per common share	$0.10	$0.10	$0.20	$0.20

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	March 31, 2009	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$10.3	$52.8
Restricted cash and marketable debt securities	—	19.2
Accounts receivable (net of allowances of $12.0 and $9.0)	264.0	304.3
Inventories	283.5	283.0
Other current assets	51.2	49.2
Assets held for sale	0.9	0.7

Total current assets	609.9	709.2

Property, plant and equipment at cost:
Land and buildings	394.7	398.3
Machinery and equipment	1,808.1	1,826.2
Transportation equipment	15.1	15.2
Leasehold improvements	5.5	7.6

	2,223.4	2,247.3
Less accumulated depreciation and amortization	(943.8)	(914.2)

Net property, plant and equipment	1,279.6	1,333.1
Goodwill	725.2	727.0
Intangibles, net	157.9	176.9
Investment in unconsolidated entities	25.3	29.4
Other assets	35.6	37.5

	$2,833.5	$3,013.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$182.6	$245.1
Accounts payable	211.6	241.5
Accrued compensation and benefits	68.5	95.2
Other current liabilities	83.8	65.9

Total current liabilities	546.5	647.7

Long-term debt due after one year	1,322.2	1,447.2
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	5.6	6.6

Total long-term debt	1,327.8	1,453.8

Accrued pension and other long-term benefits	73.4	70.8
Deferred income taxes	162.9	153.3
Other long-term liabilities	38.6	29.4
Commitments and contingencies (Note 14)
Minority interest	14.7	17.6
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,350,090 and 38,228,523 shares outstanding at March 31, 2009 and September 30, 2008, respectively	0.4	0.4
Capital in excess of par value	248.0	238.8
Retained earnings	479.7	421.7
Accumulated other comprehensive loss	(58.5)	(20.4)

Total shareholders’ equity	669.6	640.5

	$2,833.5	$3,013.1

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net income	$68.0	$34.6
Items in income not affecting cash:
Depreciation and amortization	75.2	57.4
Deferred income tax expense (benefit)	19.5	(4.7)
Share-based compensation expense	4.9	4.1
Gain on disposal of plant, equipment and other, net	(0.4)	(0.1)
Minority interest in income of consolidated subsidiaries	0.9	2.1
Equity in loss of unconsolidated entities	0.6	0.1
Payment on termination of cash flow interest rate hedges	—	(3.5)
Pension funding less (more) than expense	3.2	(7.8)
Impairment adjustments and other non-cash items	(0.8)	0.3
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	34.5	(11.1)
Inventories	(6.2)	9.0
Other assets	(6.4)	(12.7)
Accounts payable	(25.7)	(13.5)
Income taxes payable	13.5	3.2
Accrued liabilities and other	(25.3)	(22.4)

Net cash provided by operating activities	155.5	35.0

Investing activities:
Capital expenditures	(31.2)	(37.2)
Cash paid for purchase of business, including amounts received from (paid into) escrow, net of cash received	8.5	(809.2)
Investment in unconsolidated entities	(0.5)	(0.2)
Return of capital from unconsolidated entities	3.7	0.4
Proceeds from sale of property, plant and equipment	0.7	2.2

Net cash used for investing activities	(18.8)	(844.0)

Financing activities:
Proceeds from issuance of notes	—	198.6
Additions to revolving credit facilities	185.0	202.3
Repayments of revolving credit facilities	(158.3)	(109.1)
Additions to debt	85.0	766.0
Repayments of debt	(296.0)	(169.3)
Debt issuance costs	(0.9)	(27.3)
Restricted cash and investments	19.2	(0.7)
Issuances of common stock, net of related minimum tax withholdings	0.3	1.4
Excess tax benefits from share-based compensation	1.7	0.5
(Repayments to) advances from unconsolidated entity	(5.3)	1.0
Cash dividends paid to shareholders	(7.7)	(7.6)
Cash distributions paid to minority interest	(2.7)	(1.4)

Net cash (used for) provided by financing activities	(179.7)	854.4
Effect of exchange rate changes on cash and cash equivalents	0.5	0.3

(Decrease) increase in cash and cash equivalents	(42.5)	45.7
Cash and cash equivalents at beginning of period	52.8	10.9

Cash and cash equivalents at end of period	$10.3	$56.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$3.3	$18.2
Interest, net of amounts capitalized	55.3	27.0

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2009

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

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2008 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Fiscal 2008 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2009 and 2008, our financial position at March 31, 2009 and September 30, 2008, and our cash flows for the six months ended March 31, 2009 and 2008.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2008 Form 10-K.

The results for the three and six months ended March 31, 2009 are not necessarily indicative of results that may be expected for the full year.

Note 2. New Accounting Standards

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB issued FASB Staff Position 157-2 that deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted SFAS 157 as of October 1, 2008, the beginning of our current fiscal year. See “Note 11. Fair Value” to our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, and have included the additional disclosures in “Note 10. Derivatives” to our Condensed Consolidated Financial Statements. SFAS 161 applies only to financial statement disclosures, therefore it did not have an impact on our consolidated financial position, results of operations, and cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recently Issued Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and APB 28-1 (“FSP 107-1”). FSP 107-1 amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We expect to provide the related disclosures in our interim financial statements as of June 30, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. This FSP requires all presented prior-period earnings per share data to be adjusted. We are currently evaluating the effect the implementation of FSP 03-6-1 will have on our consolidated financial statements.

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

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) that deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (October 1, 2009 for us) for the application of SFAS 157 to all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We are currently evaluating the effect the implementation of FSP 157-2 will have on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3. Comprehensive Income

The following are the components of comprehensive income (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$37.4	$17.1	$68.0	$34.6
Foreign currency translation adjustments	(5.0)	(4.5)	(24.7)	(4.5)
Reclassification of net loss (gain) on cash flow hedges to earnings, net of tax	1.8	0.1	1.7	(0.2)
Net unrealized loss on cash flow hedges, net of tax	(1.8)	(3.3)	(15.1)	(3.2)

Comprehensive income	$32.4	$9.4	$29.9	$26.7

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three and six month periods ended March 31, 2009 and 2008. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income	$37.4	$17.1	$68.0	$34.6

Denominator:
Denominator for basic earnings per share – weighted average shares	37.8	37.3	37.7	37.3
Effect of dilutive stock options and restricted stock awards	0.8	0.9	0.9	0.8

Denominator for diluted earnings per share – weighted average shares and assumed conversions	38.6	38.2	38.6	38.1

Basic earnings per share:
Net income per share – basic	$0.99	$0.46	$1.80	$0.93

Diluted earnings per share:
Net income per share – diluted	$0.97	$0.45	$1.76	$0.91

Options to purchase 0.6 million and 0.5 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2009, respectively, because the effect would have been antidilutive. Options to purchase 0.3 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2008, because the effect would have been antidilutive.

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

The purchase price for the acquisition was $1,059.9 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and is expected to result in a net present value benefit of approximately $135 million, net of an agreed upon payment included in the purchase price for the election to the sellers of approximately $68.6 million paid to Southern Container’s former stockholders in November 2008. In fiscal 2008, we incurred $26.8 million of debt issuance costs in connection with the transaction.

Our allocation of purchase price as of March 2, 2008, follows (in millions):

Current assets, net of cash received	$135.0
Property, plant, and equipment	546.5
Goodwill	370.6
Intangible assets	108.7
Other long-term assets	22.6

Total assets acquired	1,183.4

Current portion of debt	116.8
Current liabilities	83.7
Long-term debt due after one year	126.3
Minority interest and other long-term liabilities	39.8

Total liabilities assumed	366.6

Net assets acquired	$816.8

We recorded estimated fair values for acquired assets and liabilities, including goodwill and intangibles. The intangibles are being amortized over estimated useful lives ranging generally from 11 to 40 years on a straight-line basis over a weighted average life of approximately 18 years, and 15 years for tax purposes. We recorded $72.3 million of customer relationship intangibles with a weighted average life of approximately 15 years, $18.1 million of trade names and trademarks with a weighted average life of approximately 39 years and $18.3 million for a steam supply contract with a life of approximately 11 years. None of the intangibles has significant residual value. Approximately $317 million of the goodwill is deductible for income tax purposes as a result of the Code section 338(h)(10) election.

The following unaudited pro forma information reflects our consolidated results of operations as if the Southern Container acquisition had taken place as of the beginning of each period presented. The unaudited pro forma information includes adjustments primarily for depreciation and amortization based on the fair value of the acquired property, plant and equipment, acquired intangibles and interest expense on the acquisition financing debt. We have added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur due to changes in employment and other contractual arrangements. During the three and six months ended March 31, 2008, we have also eliminated certain non-recurring expenses directly associated with the acquisition including $7.1 million of inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of debt extinguishment costs associated with the transaction and $0.7 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. Pre-tax integration costs of $1.1 million are included in the unaudited pro forma net income below for the three and six months ended March 31, 2008. The unaudited pro forma information in the table below for the three and six months ended March 31, 2008, is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of this period nor is it necessarily indicative of future results (in millions, except per share data).

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Net sales	$795.2	$1,571.4

Net income	$28.0	$57.1

Diluted earnings per common share	$0.73	$1.50

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the three and six months ended March 31, 2008 utilizes the condensed consolidated statements of income for RockTenn for the three and six months ended March 31, 2008 and the condensed consolidated statements of operations of Southern Container for the 9 and 25 weeks ended March 2, 2008.

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $3.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, and recorded pre-tax restructuring and other costs, net, of $9.7 million and $3.8 million for the six months ended March 31, 2009 and 2008, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to our active restructuring initiatives that we incurred during the three and six months ended March 31, 2009 and 2008, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$—	$(0.2)	$0.1	$—	$0.1	$—
	YTD Fiscal 2009	0.1	(0.1)	0.5	—	1.3	1.8
	Prior Year Qtr.	(1.3)	0.1	0.1	0.1	—	(1.0)
	YTD Fiscal 2008	0.6	1.2	0.2	0.2	0.1	2.3

	Cumulative	4.1	4.1	2.5	1.1	5.6	17.4
	Expected Total	4.1	4.1	2.5	1.1	5.6	17.4

Corrugated Packaging (b)	Current Qtr.	—	—	—	0.1	—	0.1
	YTD Fiscal 2009	—	—	0.1	0.1	—	0.2
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2008	—	—	—	—	—	—

	Cumulative	1.6	0.3	0.1	0.1	0.3	2.4
	Expected Total	1.6	0.3	0.4	0.1	0.3	2.7

Specialty Paperboard Products (c)	Current Qtr.	0.2	0.5	—	—	0.2	0.9
	YTD Fiscal 2009	0.2	0.5	—	—	0.2	0.9
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2008	(0.3)	—	—	—	—	(0.3)

	Cumulative	—	0.7	0.1	0.4	0.1	1.3
	Expected Total	—	0.8	0.2	0.4	0.1	1.5

Other (d)	Current Qtr.	—	—	—	—	2.2	2.2
	YTD Fiscal 2009	—	—	—	—	6.8	6.8
	Prior Year Qtr.	—	—	—	—	1.8	1.8
	YTD Fiscal 2008	—	—	—	—	1.8	1.8

	Cumulative	—	—	—	—	16.4	16.4
	Expected Total	—	—	—	—	16.4	16.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Total	Current Qtr.	$0.2	$0.3	$0.1	$0.1	$2.5	$3.2

	YTD Fiscal 2009	$0.3	$0.4	$0.6	$0.1	$8.3	$9.7

	Prior Year Qtr.	$(1.3)	$0.1	$0.1	$0.1	$1.8	$0.8

	YTD Fiscal 2008	$0.3	$1.2	$0.2	$0.2	$1.9	$3.8

	Cumulative	$5.7	$5.1	$2.7	$1.6	$22.4	$37.5

	Expected Total	$5.7	$5.2	$3.1	$1.6	$22.4	$38.0

(1)

For this Note 6, we have defined the term “Net property, plant and equipment” as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell prior to disposition, is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table above in the “Expected Total” lines until incurred.

(a)

The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closed in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), and Kerman, California (announced and closed in fiscal 2006). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates and take advantage of open capacity created by operational excellence initiatives. Therefore, we transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We believe these actions have allowed us to more effectively manage our business.

(b)

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009). We have transferred a substantial portion of Greenville’s production to our other corrugated plants.

(c)

The Specialty Paperboard Products segment charges primarily reflect the closure of our Litchfield, Illinois interior packaging plant (announced and closed in fiscal 2009). The income in fiscal 2008 primarily reflects the gain on sale of real estate relating to a previously closed facility.

(d)

The expenses in the “Other Costs” column primarily reflect Southern Container integration expenses and deferred compensation expense for key Southern Container employees. The deferred compensation and retention bonus expense was funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and were disbursed in March 2009 following the one year anniversary of the acquisition. The pre-tax charges are summarized below (in millions):

	Integration Expenses	Deferred Compensation Expense	Total
Current Qtr.	$0.8	$1.4	$2.2
YTD Fiscal 2009	3.3	3.5	6.8

Prior Year Qtr.	1.1	0.7	1.8
YTD Fiscal 2008	1.1	0.7	1.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the six months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Accrual at beginning of fiscal year	$3.4	$2.4
Additional accruals	1.8	1.1
Payments	(2.9)	(0.6)
Adjustments to accruals	(0.1)	—

Accrual at March 31,	$2.2	$2.9

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.7	$1.1
Integration expenses	2.7	1.1
Deferred compensation expense	3.5	0.7
Net property, plant and equipment	0.3	0.3
Severance and other employee costs	0.3	0.2
Equipment relocation	0.6	0.2
Facility carrying costs	0.1	0.2
Other	0.5	—

Total restructuring and other costs, net	$9.7	$3.8

Note 7. Tax Provision

We recorded income tax expense of $21.9 million and $38.6 million in the three and six months ended March 31, 2009, compared to $10.2 million and $18.4 million in the three and six months ended March 31, 2008. The effective tax rates for the three and six months ended March 31, 2009 were approximately 36.9% and 36.2%, respectively, and were primarily impacted by a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates in the first quarter of fiscal 2009. The effective rates for the three and six months ended March 31, 2008 were approximately 37.4% and 34.7%, respectively, and were primarily impacted by a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008.

As of March 31, 2009, the gross amount of unrecognized tax benefits was approximately $15.9 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $5.0 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of March 31, 2009, we had a recorded liability of $2.6 million for the payment of interest and penalties related to the FIN 48 liability for unrecognized tax benefits.

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

	March 31, 2009	September 30, 2008
Finished goods and work in process	$165.6	$163.3
Raw materials	112.0	113.4
Supplies and spare parts	49.2	49.9

Inventories at FIFO cost	326.8	326.6
LIFO reserve	(43.3)	(43.6)

Net inventories	$283.5	$283.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt characteristics during the six months ended March 31, 2009. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2008 Form 10-K (“Debt Footnote on Form 10-K”).

The following were individual components of debt (in millions):

	March 31, 2009	September 30, 2008
8.20% secured notes due August 2011, net of unamortized discount of $0.2 and $0.2 (a)	$249.8	$249.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	4.3	5.1

	254.1	254.9

5.625% secured notes due March 2013, net of unamortized discount of $0.1 and $0.1 (a)	99.9	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.3	1.5

	101.2	101.4

9.25% unsecured notes due March 2016, net of unamortized discount of $1.2 and $1.3 (a)	198.8	198.7

Term loan facilities, net of unamortized discount of $1.5 and $1.7 (b)	746.5	747.3

Revolving credit and swing facilities (b)	57.0	33.5

Receivables-backed financing facility (c)	124.0	92.0

Cash payable to sellers (d)	—	110.7

Industrial development revenue bonds bearing interest at: variable rates - $18.9 million at 3.22% at March 31, 2009, and $29.0 million at 10.06% at September 30, 2008; fixed rates - $120.9 million at 6.97% at September 30, 2008; due at various dates through October 2036 (e)	18.9	149.9

Other notes	9.9	10.5

Total Debt	1,510.4	1,698.9
Less current portion of debt	182.6	245.1

Long-term debt due after one year	$1,327.8	$1,453.8

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$1,504.8	$1,692.3
Hedge adjustments resulting from terminated interest rate derivatives or swaps	5.6	6.6

Total Debt	$1,510.4	$1,698.9

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Included in the current portion of debt at March 31, 2009 and September 30, 2008 is $15.0 million representing amounts required to support normal working capital needs.

(a)	Interest on our 8.20% notes due August 2011 is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”) and 9.25% notes due March 2016 (“March 2016 Notes”) is payable in arrears each September and March.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(b)	On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. In November 2008, the amount committed under the Credit Facility for loans to a Canadian subsidiary was reduced from $100.0 million to $45.0 million, and $55.0 million was reallocated to the U.S. revolving credit facility, increasing its maximum availability to $405.0 million. At March 31, 2009, there were $18.4 million in borrowings by the Canadian subsidiary. At March 31, 2009, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $33.6 million, were approximately $359.3 million.

The variable rate on our term loan A and term loan B facilities, before the effect of interest rate swaps, was 2.75% and 5.75%, respectively, at March 31, 2009, and 4.74% and 5.76%, respectively, at September 30, 2008. We had interest rates on our revolving credit facility ranging from 2.73% to 4.50% at March 31, 2009 and from 6.00% to 6.25% at September 30, 2008. Concurrent with our earnings release, we will file our quarterly compliance report with our bank group and, based on the most recent Leverage Ratio, will receive a 25 basis point decrease prospectively to the applicable credit margin in the Credit Facility.

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

(c)	On September 2, 2008, we amended our 364-day receivables-backed financing facility (the “Receivables Facility”) to increase its size from $110.0 million to $175.0 million and to set it to expire on September 1, 2009. Accordingly, such borrowings are classified as current at March 31, 2009 and September 30, 2008. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 1.65% and 5.15% as of March 31, 2009 and September 30, 2008, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables 60 to 90 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At March 31, 2009 and September 30, 2008, maximum available borrowings under this facility were approximately $134.7 million and $166.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2009 was approximately $234 million. At March 31, 2009, available borrowings under the revolving credit portion of the Credit Facility were $359.3 million. We are currently evaluating options to refinance our Receivables Facility and expect this to be completed during the third quarter of fiscal 2009. The agreement governing the Receivables Facility contains restrictions, including, among others, creation of certain liens on the underlying collateral.

(d)	Cash payable to sellers was for the liability associated with cash held by us to support certain indebtedness of our Solvay Paperboard subsidiary, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. These items were paid in November 2008. Of these amounts, $68.7 million was refinanced on the revolving credit portion of our Credit Facility and accordingly was recorded in long-term debt at September 30, 2008 since it was refinanced on a long-term basis.

(e)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. At September 30, 2008 the remaining principal balance of the Solvay Paperboard IDBs (“Solvay IDBs”) was $128.6 million. On November 3, 2008, the first call date of Solvay IDBs, we repaid the Solvay IDBs using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. Accordingly, $70 million of these bonds was classified as current at September 30, 2008. During the first quarter of fiscal 2009, we recorded a loss on extinguishment of debt of $2.4 million related to amounts paid in excess of carrying value to redeem the Solvay IDBs. The loss was funded by the former Southern Container stockholders.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10. Derivatives

We are exposed to certain risks relating to our ongoing business operations, including interest rate risk, commodity price risk, and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. In accordance with SFAS 133, interest rate swaps are either designated as cash flow hedges of floating rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges under SFAS 133. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases of those commodities. In addition, certain commodity derivative contracts and physical commodity contracts that are determined to be derivatives are not designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under SFAS 133 or we elect not to treat them as accounting hedges under SFAS 133. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars.

Cash Flow Hedges

For derivative instruments that are designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact on interest rate changes to future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. As of March 31, 2009, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of March 31, 2009, the aggregate notional amount of outstanding debt related to these interest rate swaps was $505 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million.

During the six months ended March 31, 2008, we reclassified a net loss of $0.6 million ($0.4 million net of tax) from other comprehensive income to earnings as a result of the discontinuance of certain cash flow hedges because it was probable the related forecasted transactions being hedged would not occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps have been terminated. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended March 31, 2009 and 2008, $0.5 million and $0.5 million respectively, was amortized to earnings resulting in a reduction of interest expense. During the six months ended March 31, 2009 and 2008, $1.0 million and $1.0 million respectively, was amortized to earnings resulting in a reduction of interest expense.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives not Designated as Accounting Hedges

On March 20, 2009 we entered into a pay-fixed, receive-floating interest rate swap agreement with a total notional amount of $14 million. The fixed rate of interest paid is 3.73% and the floating interest rate received is the three-month LIBOR rate. This interest rate swap agreement has a forward-starting date of December 15, 2011 and a ten-year term. However, the agreement has a mandatory early termination date of December 15, 2011, at which time we will either receive a lump-sum from or pay a lump-sum to our counterparty to terminate the swap. This interest rate swap has not been designated as an accounting hedge, and accordingly, the gain or loss is recognized in current earnings.

We have various commodity derivative instruments and physical commodity contracts that are determined to be derivatives. The gain or loss on these derivatives is recognized in the same line item associated with the economically hedged item in current earnings.

As of March 31, 2009 and September 31, 2008, we had the following outstanding commodity derivatives that were entered into as economic hedges of forecasted transactions:

	March 31, 2009		September 30, 2008
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	300	Tons	10,100	Tons

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2009 Fair Value	September 30, 2008 Fair Value	Balance Sheet Location	March 31, 2009 Fair Value	September 30, 2008 Fair Value
Derivatives designated as hedging instruments:

Interest rate derivatives	N/A	$—	$—	Other current liabilities	$14.0	$—

Interest rate derivatives	N/A	$—	$—	Other long-term liabilities	$9.8	$5.2
Derivatives not designated as hedging instruments:

Interest rate derivatives	N/A	$—	$—	Other long-term liabilities	$0.2	$—

Commodity derivatives	Other current assets	2.1	0.7	Other current liabilities	2.0	0.9

Commodity derivatives	Other assets	1.6	0.4	Other long-term liabilities	1.6	0.3

		$3.7	$1.1		$3.8	$1.2

Total derivatives		$3.7	$1.1		$27.6	$6.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three and six months ended March 31, (in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
For the three months ending:
Interest rate derivatives	$(3.0)	$(5.9)	Interest expense	$(2.8)	$0.4	N/A	$—	$—
Commodity derivatives	—	—	Interest income and other income (expense)	—	(0.1)	N/A	—	—
Commodity derivatives	—	0.5	Net sales	—	(0.4)	N/A	—	—

Total	$(3.0)	$(5.4)		$(2.8)	$(0.1)		$—	$—

For the six months ending:
Interest rate derivatives	$(24.7)	$(6.3)	Interest expense	$(2.7)	$0.8	N/A	$—	$—
Commodity derivatives	—	—	Interest income and other income (expense)	—	(0.2)	N/A	—	—
Commodity derivatives	—	1.1	Net sales	—	(0.2)	N/A	—	—

Total	$(24.7)	$(5.2)		$(2.7)	$0.4		$—	$—

Derivatives Not Designated As Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008
For the three months ending:
Interest rate derivatives	Interest income and other income (expense)	$(0.2)	$—
Commodity derivatives	Net sales	$(0.1)	$—
For the six months ending:
Interest rate derivatives	Interest income and other income (expense)	$(0.2)	$—
Commodity derivatives	Net sales	$0.2	$—

As of March 31, 2009, based on implied forward interest rates associated with our outstanding interest rate swaps and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify pre-tax amounts of approximately $9.4 million ($5.8 million net of tax) from accumulated other comprehensive income into earnings as a net increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate swaps are appropriately recorded in accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on March 31, 2009, is approximately $24 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $25 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is approximately $1.3 million. We have posted collateral, in the form of a letter of credit, of approximately $1 million against one of these positions, which was triggered by the related obligation exceeding a specified threshold amount. If additional credit-risk-related contingent features underlying these commodity derivative agreements were triggered, we may be required to settle our obligations under the agreements at their termination value, which was $1.4 million at March 31, 2009.

Note 11. Fair Value

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

We value our commodity derivatives based on discounted cash flow analysis using forward price curves derived from market price quotations with internal and external fundamental data inputs. Market price quotations are obtained from independent derivatives brokers and from direct communication with market participants. As our commodity derivatives trade in less liquid markets or may have limited observable forward prices, we have designated the fair value of our commodity derivatives as Level 3.

We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2009, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$2.0	$—	$—	$2.0
Commodity derivatives	$—	$—	$3.7	$3.7

Liabilities:
Interest rate derivatives	$—	$24.0	$—	$24.0
Commodity derivatives	$—	$—	$3.6	$3.6

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the six months ended March 31, 2009 (in millions):

Total
Beginning balance	$0.3
Total realized and unrealized net gains included in net sales	0.2
Purchases, issuances and settlements, net	(0.4)

Ending balance	$0.1

Unrealized losses included in net sales attributable to the change in fair value of Level 3 derivatives held at March 31, 2009 were less than $0.1 million for the six months ended March 31, 2009.

Note 12. Retirement Plans

We have five qualified defined benefit pension plans (“U.S Qualified Plans”). In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan that provides unfunded supplemental retirement benefits to certain of our executives.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$1.9	$2.1	$4.0	$4.6
Interest cost	6.0	5.4	11.9	10.7
Expected return on plan assets	(5.6)	(6.9)	(11.2)	(13.6)
Amortization of prior service cost	0.5	—	0.7	0.1
Amortization of net actuarial loss	2.4	0.9	4.0	1.6

Company defined benefit plan expense	5.2	1.5	9.4	3.4
Multi-employer plans for collective bargaining employees	0.4	0.2	0.8	0.4

Net pension cost	$5.6	$1.7	$10.2	$3.8

During the three and six months ended March 31, 2009, we contributed an aggregate of $4.0 million and $6.2 million, respectively, to our U.S. Qualified Plans. Based on our current assumptions, we anticipate contributing approximately $24 million in fiscal 2009 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute greater amounts. Therefore, the amount we contribute may vary materially. During the three and six months ended March 31, 2008, we contributed an aggregate of $8.7 million and $11.6 million, respectively, to our U.S. Qualified Plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13. Shareholders’ Equity

Stock Options

During the second quarter of fiscal 2009, we granted options to purchase 252,800 shares of stock to certain employees. These options vest over three years. These grants were valued at $9.76 per share using the Black-Scholes option pricing model. The significant assumptions used were: an expected term of 4.90 years, an expected volatility of 46.39%, expected dividends of 1.37% and a risk free rate of 1.54%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $2.7 million and $1.3 million, respectively, and during the six months ended March 31, 2009 and 2008 it was $2.8 million and $1.3 million, respectively.

The table below summarizes the changes in all stock options during the six months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2008	1,285,035	$22.09
Granted	252,800	26.43
Exercised	(173,400)	11.29
Expired	(13,478)	33.70
Forfeited	(17,555)	31.79

Outstanding at March 31, 2009	1,333,402	$24.07	7.1 years	$6.9

Exercisable at March 31, 2009	695,321	$18.79	5.2 years	$6.6

Restricted Stock

During the second quarter of fiscal 2009, 27,500 shares of restricted stock, which vest over one year, were granted to our non-employee directors and target awards of 341,550 shares of restricted stock, which vest over three years were granted to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. The employee grants included 70,175 shares with a service condition and 271,375 shares with a service and performance condition.

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2008	856,525	$22.44
Granted (1)	369,050	26.78
Vested	(36,096)	25.72
Forfeited	(39,579)	20.97

Unvested at March 31, 2009	1,149,900	$23.78

(1)

Fiscal 2009 target awards of 271,375 shares may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award.

For additional information about our share-based payment awards, refer to “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Fiscal 2008 Form 10-K.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14. Commitments and Contingencies

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

Additional information on these four sites follows:

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

We have made the following guarantees as of March 31, 2009:

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending March 31, 2009 and September 30, 2008. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $4 million.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2012. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million at March 31, 2009, which would result in a purchase price of approximately 60% of our partner’s net equity reflected on Seven Hills’ March 31, 2009 balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales (aggregate):
Consumer Packaging	$362.9	$394.8	$731.7	$769.5
Corrugated Packaging	176.5	112.0	379.7	173.4
Merchandising Displays	82.9	94.3	157.7	176.3
Specialty Paperboard Products	70.2	99.8	145.5	191.6

Total	$692.5	$700.9	$1,414.6	$1,310.8

Less net sales (intersegment):
Consumer Packaging	$4.7	$4.3	$11.3	$8.5
Corrugated Packaging	9.7	7.2	19.8	13.5
Merchandising Displays	0.2	0.2	0.2	0.2
Specialty Paperboard Products	1.6	3.3	3.9	6.4

Total	$16.2	$15.0	$35.2	$28.6

Net sales (unaffiliated customers):
Consumer Packaging	$358.2	$390.5	$720.4	$761.0
Corrugated Packaging	166.8	104.8	359.9	159.9
Merchandising Displays	82.7	94.1	157.5	176.1
Specialty Paperboard Products	68.6	96.5	141.6	185.2

Total	$676.3	$685.9	$1,379.4	$1,282.2

Segment income:
Consumer Packaging	$39.2	$32.5	$70.7	$61.2
Corrugated Packaging	41.6	4.4	92.2	8.7
Merchandising Displays	9.7	13.8	14.8	21.8
Specialty Paperboard Products	6.2	6.6	9.0	14.0

Total segment income	96.7	57.3	186.7	105.7
Restructuring and other costs, net	(3.2)	(0.8)	(9.7)	(3.8)
Non-allocated expenses	(8.9)	(6.5)	(16.0)	(13.4)
Interest expense	(24.6)	(19.7)	(51.0)	(31.5)
Loss on extinguishment of debt	—	(1.9)	(2.4)	(1.9)
Interest income and other (expense) income, net	(0.5)	0.1	(0.1)	—
Minority interest in income of consolidated subsidiaries	(0.2)	(1.2)	(0.9)	(2.1)

Income before income taxes	59.3	27.3	106.6	53.0
Income tax expense	(21.9)	(10.2)	(38.6)	(18.4)

Net income	$37.4	$17.1	$68.0	$34.6

Note 16. Subsequent Events

On April 13, 2009, we received notification from the Internal Revenue Service that our registration as an alternative fuel mixer has been approved. As a result, we will be eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the expiration of the tax credit, which is currently set at December 31, 2009. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We expect to begin recording the tax credits in the third fiscal quarter of 2009.

On April 30, 2009, we announced a cash tender offer for up to $100 million aggregate principal amount of our 8.20% notes due August 15, 2011. We intend to fund the tender offer with the net cash proceeds from one or more debt financing transactions, including potential debt securities offerings and cash on hand. The closing of the tender offer will be conditioned, among other things, on the Company having successfully completed one or more financing transactions, including potential debt securities offerings, in an amount sufficient

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to pay the consideration as well as fees and expenses associated with the transaction, all on terms acceptable to the Company in its sole discretion. The terms and conditions of the tender offer, including our obligation to accept the Notes tendered and pay the consideration therefore, are set forth in the Offer to Purchase dated April 30, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2008, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2008 Form 10-K, which we filed with the SEC on November 26, 2008. The table in “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our segments.

Overview

On March 5, 2008, we acquired Southern Container, which owned the Solvay containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, RockTenn became one of the largest manufacturers of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual capacity of approximately 2.4 million tons of paperboard. The acquisition adds highly integrated low operating cost assets to our Corrugated Packaging segment. We have included the results of Southern Container’s operations in our Corrugated Packaging segment in our financial statements since the March 2, 2008 effective date of the acquisition. We financed the acquisition with our $1.2 billion Credit Facility and $200 million of March 2016 Notes. See “Note 5. Acquisitions” and “Note 9. Debt”, respectively, of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Segment income in the second quarter of fiscal 2009 increased 68.8% to $96.7 million compared to the second quarter of fiscal 2008 primarily due to the inclusion of three months of earnings from the Southern Container acquisition, compared to one month in the prior year quarter, which was partially offset by a decrease in Merchandising Displays segment income due to lower net sales.

Net income increased $20.3 million to $37.4 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily as a result of the inclusion of three months of income from the Southern Container acquisition, compared to one month in the prior year quarter. Net income has been reduced by specific pre-tax charges related to the Southern Container acquisition aggregating $2.2 and $13.7 million in the second quarter of fiscal 2009 and 2008, respectively. The second quarter of fiscal 2009 charges consisted primarily of $0.8 million of integration costs and $1.4 million of deferred compensation expense. The second quarter of fiscal 2008 charges consisted of $7.1 million of acquisition inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.8 million of debt extinguishment costs associated with the transaction, $1.1 million of integration costs and $0.7 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. Increased selling prices, other than for recycled fiber sales, and lower recycled fiber and energy costs were partially offset by generally lower volumes, increased virgin fiber and chemical costs.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

($ In Millions)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2008	$596.3	$685.9	$1,282.2	$771.0	$785.7	$2,838.9
2009	$703.1	$676.3	$1,379.4
% Change	17.9%	(1.4)%	7.6%

Net sales in the second quarter of fiscal 2009 decreased $9.6 million compared to the second quarter of fiscal 2008 primarily due to reduced volumes in our segments which more than offset incremental net sales of $83.0 million from the inclusion of an additional two months related to the Southern Container acquisition in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and increased selling prices in most of our segments.

Net sales in the six months ended March 31, 2009 increased $97.2 million compared to the six months ended March 31, 2008. The increase in net sales was primarily due to the Southern Container acquisition, which contributed net sales of $286.3 million representing six months of sales in the fiscal 2009 period, compared to a contribution of $51.4 million in net sales representing one month of sales in the fiscal 2008 period. The increase in net sales was also due to increased selling prices in most of our segments, partially offset by reduced volumes in our segments.

Cost of Goods Sold

($ In Millions)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2008	$489.3	$560.0	$1,049.3	$626.3	$621.2	$2,296.8
(% of Net Sales)	82.1%	81.6%	81.8%	81.2%	79.1%	80.9%
2009	$538.3	$504.8	$1,043.1
(% of Net Sales)	76.6%	74.6%	75.6%

Cost of goods sold as a percentage of net sales decreased in the second quarter of fiscal 2009 compared to the prior year second quarter primarily due to increased selling prices, reduced recycled fiber and energy costs and the impact of higher margin Southern Container sales. Excluding the impact of Southern Container, recycled fiber and energy costs decreased $82 per ton and $23 per ton, respectively, and virgin fiber costs increased approximately $29 per ton over the prior year quarter. Partially offsetting these amounts, we experienced increased pension expense of $1.8 million, excluding the impact of the Southern Container acquisition. In the second quarter of fiscal 2008, acquisition accounting required us to step up the value of the inventory acquired in the Southern Container acquisition which effectively eliminates the manufacturing profit that we realize upon the sale of that inventory. This write up reduced our pre-tax income in the second quarter of fiscal 2008 by approximately $7.1 million as the acquired inventory was sold and charged to cost of sales.

Cost of goods sold as a percentage of net sales decreased in the six months ended March 31, 2009 compared to the six months ended March 31, 2008 primarily due to increased selling prices, reduced recycled fiber and energy costs and the impact of higher margin Southern Container sales. Excluding the impact of Southern Container, recycled fiber and energy costs decreased $63 per ton and $13 per ton, respectively, and virgin fiber costs increased approximately $39 per ton, over the prior year period. Additionally, the impact of foreign currency transactions in the six months ended March 31, 2009 compared to the six months ended March 31, 2008 decreased costs of goods sold by $1.0 million. Partially offsetting these amounts, we experienced increased pension expense of $3.4 million, increased group insurance expense of $2.3 million, excluding the impact of the Southern Container acquisition and the inventory related acquisition accounting of $7.1 million discussed above.

Selling, General and Administrative Expenses

($ In Millions)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2008	$65.2	$75.3	$140.5	$85.4	$84.6	$310.5
(% of Net Sales)	10.9%	11.0%	11.0%	11.1%	10.8%	10.9%
2009	$81.5	$83.5	$165.0
(% of Net Sales)	11.6%	12.3%	12.0%

Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Excluding the impact of Southern Container, we experienced aggregate increased pension expense of $1.9 million. Offsetting these amounts, we incurred reduced bonus expense of $1.4 million and reduced commissions expense of $1.3 million due to lower volumes, excluding the impact of the Southern Container acquisition.

SG&A expenses increased as a percentage of net sales in the six months ended March 31, 2009 compared to the six months ended March 31, 2008. Given current economic conditions we increased our bad debt reserve by $2.7 million during the first six months of fiscal 2009. Additionally, excluding the impact of Southern Container, we experienced increased aggregate pension expense of $2.5 million. Partially offsetting these amounts, we incurred reduced commissions expense of $1.9 million due to lower volumes and reduced bonus expense of $1.4 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $3.2 million and $0.8 million in the second quarter of fiscal 2009 and 2008, respectively. We recorded aggregate pre-tax restructuring and other costs of $9.7 million and $3.8 million in the six months ended March 31, 2009 and 2008, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Equity in (Loss) Income of Unconsolidated Entities

Equity in (loss) income of unconsolidated entities in the second quarter of fiscal 2009 was loss of $0.2 million compared to income of $0.2 million in the second quarter of fiscal 2008, and a loss of $0.6 million compared to $0.1 million in the six months ended March 31, 2009 compared to the comparable prior year period.

Interest Expense

Interest expense for the second quarter of fiscal 2009 increased to $24.6 million from $19.7 million for the same quarter last year due to the impact of three months of expense in the second quarter of fiscal 2009 associated with the additional debt required to fund the Southern Container acquisition, compared to approximately one month of related expense in the prior year quarter. Deferred financing cost amortization increased $1.2 million, the increase in our average outstanding borrowings increased interest expense by approximately $7.6 million and lower interest rates, net of swaps, decreased interest expense by approximately $0.9 million. Included in the second quarter of fiscal 2008 was a $3.0 million bridge financing fee.

Interest expense for the six months ended March 31, 2009 increased to $51.0 million from $31.5 million for the impact of six months of expense in fiscal 2009 associated with the additional debt required to fund the Southern Container acquisition, compared to approximately one month of related expense in the prior year period. Deferred financing cost amortization increased $2.6 million and the increase in our average outstanding borrowings increased interest expense by approximately $21.8 million and lower interest rates, net of swaps, decreased interest expense by approximately $1.9 million. Included in the six months ended March 31, 2008 was a $3.0 million bridge financing fee.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended March 31, 2009 was $2.4 million. The debt extinguishment costs were incurred in the first quarter of fiscal 2009 to retire the Solvay IDBs we assumed as part of the Southern Container acquisition, at 102% of par, using cash and equivalents on hand and our revolving credit facility. The $2.4 million was funded by the former Southern Container stockholders. Loss on extinguishment of debt for three and six months ended March 31, 2008 was $1.9 million associated with the Southern Container acquisition which was previously included in interest expense.

Interest Income and Other (Expense) Income, net

Interest income and other (expense) income, net, for the second quarter of fiscal 2009 was expense of $0.5 million compared to income of $0.1 million in the same quarter last year. Interest income and other (expense) income, net, for the six months ended March 31, 2009 was expense of $0.1 million.

Minority Interest in Income of Consolidated Subsidiaries

Minority interest in income of our consolidated subsidiaries for the second quarter of fiscal 2009 decreased to $0.2 million from $1.2 million in the second quarter of fiscal 2008 due primarily to lower solid fiber interior packaging earnings. Similarly, minority interest in income of our consolidated subsidiaries for the six months ended March 31, 2009 decreased to $0.9 million from $2.1 million in the comparable prior year period.

Provision for Income Taxes

We recorded income tax expense of $21.9 million and $38.6 million in the three and six months ended March 31, 2009, compared to $10.2 million and $18.4 million in the three and six months ended March 31, 2008. The effective tax rates for the three and six months ended March 31, 2009 were approximately 36.9% and 36.2%, respectively, and were primarily impacted by a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates in the first quarter of fiscal 2009. The effective rates for the three and six months ended March 31, 2008 were approximately 37.4% and 34.7%, respectively, and were primarily impacted by a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008. We expect our marginal effective income tax rate to be approximately 37%.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)

The increase in containerboard tons shipped and decrease in average price per ton beginning in the second quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard shipped subsequent to the Southern Container acquisition.

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Price (Per Ton)(a)
	(In thousands, except Average Price Per Ton)
First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587

Six Months Ended March 31, 2008	446.1	164.5	49.0	146.8	593

Third Quarter	235.9	86.3	24.5	218.5	566
Fourth Quarter	234.2	90.7	21.5	244.1	585

Fiscal 2008	916.2	341.5	95.0	609.4	$583

First Quarter	204.9	86.3	20.7	221.9	$596
Second Quarter	212.0	78.3	19.5	188.6	586

Six Months Ended March 31, 2009	416.9	164.6	40.2	410.5	$591

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$374.7	$28.7	7.7%
Second Quarter	394.8	32.5	8.2

Six Months Ended March 31, 2008	769.5	61.2	8.0

Third Quarter	388.9	27.9	7.2
Fourth Quarter	393.0	30.7	7.8

Fiscal 2008	$1,551.4	$119.8	7.7%

First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8%

Six Months Ended March 31, 2009	$731.7	$70.7	9.7%

Net Sales (Consumer Packaging Segment)

The 8.1% decrease in net sales for the Consumer Packaging segment for the second quarter of fiscal 2009 compared to the prior year second quarter was primarily due to lower volumes, partially offset by higher selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped decreased 4.8%, 7.9% and 30.0%, respectively.

The 4.9% decrease in net sales for the Consumer Packaging segment for the six months ended March 31, 2009 compared to six months ended March 31, 2008 was primarily due to lower volumes, partially offset by higher selling prices. Coated recycled paperboard and market pulp tons shipped decreased 4.5% and 18.0%, respectively, and bleached paperboard tons shipped were flat compared to the comparable prior year period.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2009 increased 20.6% compared to the prior fiscal year second quarter primarily due to decreased recycled fiber and energy costs, and increased selling prices, which were partially offset by lower volumes, increased virgin fiber and chemical costs. Recycled fiber costs decreased approximately $10.9 million, or $80 per ton, over the prior year quarter. Virgin fiber and chemical costs increased approximately $3.1 million and $2.5 million, respectively, and pension expense increased $1.5 million. Partially offsetting these increases in expense was reduced bonus expense of $1.1 million.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2009 increased 15.5% compared to the six months ended March 31, 2008 primarily due to decreased recycled fiber and energy costs, and increased selling prices, which were partially offset by lower volumes, increased virgin fiber and chemical costs. Recycled fiber costs decreased approximately $15.5 million, or $57 per ton, over the prior year period. Virgin fiber and chemical costs increased approximately $8.3 million and $6.4 million, respectively, pension expense increased $2.7 million, and bad debt increased $1.4 million. Partially offsetting these increases in expense was reduced bonus expense of $1.6 million.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$61.4	$4.3	7.0%
Second Quarter	112.0	4.4	3.9

Six Months Ended March 31, 2008	173.4	8.7	5.0

Third Quarter	208.9	23.2	11.1
Fourth Quarter	225.2	39.4	17.5

Fiscal 2008	$607.5	$71.3	11.7%

First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6%

Six Months Ended March 31, 2009	$379.7	$92.2	24.3%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $64.5 million in the second quarter of fiscal 2009 compared to the prior year second quarter due to the Southern Container acquisition, which contributed net sales of $134.4 million the fiscal 2009 period, compared with a contribution of $51.4 million in net sales in the fiscal 2008 period.

Net sales of the Corrugated Packaging segment increased $206.3 million in six months ended March 31, 2009 compared to the prior year period due to the Southern Container acquisition, which contributed net sales of $286.3 million the fiscal 2009 period, compared with a contribution of $51.4 million in net sales in the fiscal 2008 period.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the second quarter of fiscal 2009 increased $37.2 million compared to the prior year second quarter due primarily to increased segment income from the Southern Container acquisition and increased income at our legacy recycled corrugated medium mill due to increased selling prices and lower fiber and energy costs. In the second quarter of fiscal 2008, acquisition accounting required us to step up the value of the inventory acquired in the Southern Container acquisition which effectively eliminated the manufacturing profit that we would have realized upon the sale of that inventory. This write up reduced our segment income in the second quarter of fiscal 2008 by approximately $7.1 million as the acquired inventory was sold and charged to cost of sales.

Segment income attributable to the Corrugated Packaging segment for the six months ended March 31, 2009 increased $83.5 million compared to the prior year period due primarily to increased segment income from the Southern Container acquisition, increased income at our legacy recycled corrugated medium mill due to increased selling prices and lower fiber and energy costs. Segment income for the six months ended March 31, 2008 was reduced by the inventory related acquisition accounting of $7.1 million discussed above.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.8	14.6

Six Months Ended March 31, 2008	176.3	21.8	12.4

Third Quarter	86.1	8.4	9.8
Fourth Quarter	88.4	11.7	13.2

Fiscal 2008	$350.8	$41.9	11.9%

First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7%

Six Months Ended March 31, 2009	$157.7	$14.8	9.4%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment decreased $11.4 million in the second quarter of fiscal 2009 compared to the prior year second quarter primarily due to decreased demand for promotional displays. Net sales for the Merchandising Displays segment decreased $18.6 million in the six months ended March 31, 2009 compared to the prior year period primarily due to decreased demand for promotional displays.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the second quarter of fiscal 2009 decreased $4.1 million, compared to the prior year second quarter primarily due to lower volumes. Segment income attributable to the Merchandising Displays segment for the six months ended March 31, 2009 decreased $7.0 million, compared to the prior year period primarily due to lower volumes.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$91.8	$7.4	8.1%
Second Quarter	99.8	6.6	6.6

Six Months Ended March 31, 2008	191.6	14.0	7.3

Third Quarter	102.1	7.8	7.6
Fourth Quarter	99.2	8.5	8.6

Fiscal 2008	$392.9	$30.3	7.7%

First Quarter Fiscal 2009	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8%

Six Months Ended March 31, 2009	$145.5	$9.0	6.2%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the second quarter of fiscal 2009 decreased 29.7% compared to the second quarter of fiscal 2008 primarily due to reduced recycled fiber selling prices and lower volumes. Specialty paperboard tons shipped decreased 11.9%. Our Specialty Paperboard Products segment net sales in the six months ended March 31, 2009 decreased 24.1% compared to the prior year period primarily due to reduced recycled fiber selling prices and lower volumes. Specialty paperboard tons shipped decreased 10.1%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the second quarter of fiscal 2009 decreased $0.4 million compared to the prior year second quarter. The impact of reduced recycled fiber selling prices and lower volumes were partially offset by a decrease in fiber costs of approximately $3.8 million, or $80 per ton over the prior year quarter.

Segment income attributable to the Specialty Paperboard Products segment for the six months ended March 31, 2009 decreased $5.0 million compared to the prior year period. The impact of reduced recycled fiber selling prices and lower volumes were partially offset by a decrease in fiber costs of approximately $5.6 million, or $62 per ton over the prior year period. In the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs. Partially offsetting these decreases in expense was increased group insurance expense of $1.5 million over the prior year period.

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

The sum of cash and cash equivalents and restricted cash and marketable debt securities was $10.3 million at March 31, 2009, and $72.0 million at September 30, 2008. The decrease was primarily due to funds used for debt repayment in the first quarter of fiscal 2009. During the six months ended March 31, 2009, net debt decreased $125.8 million. We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At March 31, 2009, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $505 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%, plus the applicable credit margin then in effect.

On March 5, 2008, we entered into the Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $33.6 million, were $359.3 million at March 31, 2009. Concurrent with our earnings release, we will file our quarterly compliance report with our bank group and, based on the most recent Leverage Ratio, will receive a 25 basis point decrease prospectively to the applicable credit margin in the Credit Facility. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. In connection with the Southern Container acquisition we assumed Solvay IDBs totaling $132.3 million and recorded $110.6 million of debt for cash payable to the sellers for cash held to comply with the Solvay IDBs, net of a 2% redemption fee of approximately $2.4 million to terminate the Solvay IDBs, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election.

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

On September 2, 2008, we amended our 364-day Receivables Facility and increased its size from $110.0 million to $175.0 million. The new facility expires on September 1, 2009. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables 60 to 90 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At March 31, 2009 we had $124.0 million outstanding under the Receivables Facility and available borrowings, reduced by outstanding letters of credit not drawn upon, were $359.3 million under the revolving credit portion of the Credit Facility. We are currently evaluating options to refinance our Receivables Facility and expect this to be completed during the third quarter of fiscal 2009. For additional information regarding our outstanding debt, our credit facilities and their securitization, the repayment of the Solvay IDBs and cash payable to sellers and our interest rate swaps, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the six months ended March 31, 2009 and 2008 was $155.5 million and $35.0 million, respectively. The increase was primarily due to increased earnings and an increase in deferred income tax benefit due to a change in temporary differences, a net decrease in working capital and the timing and amount of pension payments.

Net cash used for investing activities was $18.8 million during the six months ended March 31, 2009 compared to $844.0 million for the comparable period of the prior year. Net cash used for investing activities in the first six months of fiscal 2009 consisted primarily of $31.2 million of capital expenditures, which was partially offset by $8.5 million received from escrow and disbursed to employees for deferred compensation payments as required under the Southern Container acquisition. The first six months of fiscal 2008 consisted primarily of $808.4 million related to the Southern Container acquisition and $37.2 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $80 million in fiscal 2009. Included in our fiscal 2009 capital expenditures estimate is approximately $6 million for capital expenditures that we expect to spend in connection with matters relating to environmental and safety compliance.

Net cash used for financing activities was $179.7 million during the six months ended March 31, 2009 compared to net cash provided by financing activities of $854.4 million in the same period last year. In the first six months of fiscal 2009 net cash used for financing activities consisted primarily of net repayments of debt aggregating $184.3 million and cash dividends paid to shareholders of $7.7 million, which was partially offset by the usage of restricted cash and investments of $19.2 million. In the first six months of fiscal 2008 net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $888.5 million. Partially offsetting these amounts primarily were $27.3 million of debt issuance costs related to the Southern Container acquisition and cash dividends paid to shareholders of $7.6 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2009, 2010 and 2011.

Based on current facts and assumptions, we anticipate contributing approximately $24 million to the U.S. Qualified Plans in fiscal 2009. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute an amount greater than the minimum required funding in either of those years.

During the six months ended March 31, 2009, we recorded a charge to other comprehensive income of $24.7 million for foreign currency translation adjustments, primarily due to the change in the Canadian/U.S. dollar exchange rates, and recorded an unrealized loss on our interest rate swaps of $15.1 million, net of tax.

In April 2009, our board of directors approved our May 2009 quarterly dividend of $0.10 per share; in January 2009 and November 2008 we paid a quarterly dividend of $0.10 per share, indicating an annualized dividend of $0.40 per share in fiscal 2009 on our common stock.

For information concerning the estimated impact of our registration as an alternative fuel mixer and our April 30, 2009 tender offer, see “Note 16. Subsequent Events” of the Notes to Condensed Consolidated Financial Statements.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of March 31, 2009. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount. For additional information regarding our guarantees, see “Note 14. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt:

	March 31, 2009	September 30, 2008	March 31, 2008
Current Portion of Debt	$182.6	$245.1	$247.7
Total Long-Term Debt	1,327.8	1,453.8	1,606.8

	1,510.4	1,698.9	1,854.5

Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(5.6)	(6.6)	(7.6)

	1,504.8	1,692.3	1,846.9
Less: Cash and Cash Equivalents	(10.3)	(52.8)	(56.6)
Less: Restricted Cash	—	(19.2)	(19.5)

Net Debt	$1,494.5	$1,620.3	$1,770.8

Forward-Looking Statements

We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the results and impacts of the Southern Container acquisition; the timing and impact of alternative fuel tax credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2009; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates and future cash tax payments; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2008 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2008 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We held our annual meeting of shareholders on January 30, 2009 at which we submitted the following matters to a vote of our shareholders:

(a) Election of Directors

Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2012 were as follows:

	For	Withheld
John D. Hopkins	30,948,744	2,288,795
James A. Rubright	31,824,174	1,413,365
Bettina M. Whyte	32,415,325	822,214
James E. Young	32,415,240	822,299

Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2010	Term expiring in 2011
Stephen G. Anderson	J. Hyatt Brown
Robert B. Currey	Robert M. Chapman
L. L. Gellerstedt, III	Russell M. Currey
John W. Spiegel	G. Stephen Felker

(b) Other Matters

Votes cast for or against, as well as the number of abstentions and broker non-votes regarding each other matter voted upon at the meeting, were as follows:

	For	Against	Abstain	Broker Non- Vote
Adoption and Approval of Amendment to 2004 Incentive Stock Plan	27,106,231	2,673,204	12,881	3,445,223
Ratify the Appointment of Ernst & Young LLP to Serve as Independent Registered Public Accounting Firm	32,934,843	293,901	8,795	—

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date: May 1, 2009	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President, Chief Financial Officer & Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

Exhibit 2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 10.1	Amendment Number Four to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of March 31, 2009.

Exhibit 10.2	Amendment No. 3 to Rock-Tenn Company 2004 Incentive Stock Plan.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.