Form 10-Q
period 2009-06-30
Rock-Tenn CO
filed 2009-08-04
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 30, 2009
Class A Common Stock, $0.01 par value	38,588,170

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$703.9	$771.0	$2,083.3	$2,053.2
Cost of goods sold (net of alternative fuel tax credit of $32.7, $0, $32.7 and $0)	480.8	626.3	1,523.9	1,675.6

Gross profit	223.1	144.7	559.4	377.6
Selling, general and administrative expenses	81.4	85.4	246.4	225.9
Restructuring and other costs, net	1.1	3.7	10.8	7.5

Operating profit	140.6	55.6	302.2	144.2
Interest expense	(23.2)	(27.6)	(74.2)	(59.1)
Loss on extinguishment of debt and related items	(1.9)	—	(4.3)	(1.9)
Interest income and other income (expense), net	—	0.8	(0.1)	0.8
Equity in income (loss) of unconsolidated entities	0.3	1.0	(0.3)	0.9
Minority interest in income of consolidated subsidiaries	(1.4)	(1.7)	(2.3)	(3.8)

Income before income taxes	114.4	28.1	221.0	81.1
Income tax expense	(27.4)	(9.3)	(66.0)	(27.7)

Net income	$87.0	$18.8	$155.0	$53.4

Weighted average diluted shares outstanding	38.8	38.4	38.6	38.2

Basic earnings per share:
Net income	$2.29	$0.50	$4.10	$1.43

Diluted earnings per share:
Net income	$2.24	$0.49	$4.02	$1.40

Cash dividends paid per common share	$0.10	$0.10	$0.30	$0.30

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	June 30, 2009	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$17.4	$52.8
Restricted cash and marketable debt securities	—	19.2
Accounts receivable (net of allowances of $9.4 and $9.0)	279.3	304.3
Inventories	285.1	283.0
Other current assets	57.0	49.2
Assets held for sale	1.5	0.7

Total current assets	640.3	709.2

Property, plant and equipment at cost:
Land and buildings	398.6	398.3
Machinery and equipment	1,826.7	1,826.2
Transportation equipment	14.3	15.2
Leasehold improvements	5.2	7.6

	2,244.8	2,247.3
Less accumulated depreciation and amortization	(973.7)	(914.2)

Net property, plant and equipment	1,271.1	1,333.1
Goodwill	729.0	727.0
Intangibles, net	155.3	176.9
Investment in unconsolidated entities	24.0	29.4
Other assets	41.4	37.5

	$2,861.1	$3,013.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$50.0	$245.1
Accounts payable	224.0	241.5
Accrued compensation and benefits	75.8	95.2
Other current liabilities	75.9	65.9

Total current liabilities	425.7	647.7

Long-term debt due after one year	1,379.5	1,447.2
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	4.2	6.6

Total long-term debt	1,383.7	1,453.8

Accrued pension and other long-term benefits	53.0	70.8
Deferred income taxes	169.4	153.3
Other long-term liabilities	37.7	29.4
Commitments and contingencies (Note 15)
Minority interest	18.2	17.6
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,517,669 and 38,228,523 shares outstanding at June 30, 2009 and September 30, 2008, respectively	0.4	0.4
Capital in excess of par value	253.0	238.8
Retained earnings	561.1	421.7
Accumulated other comprehensive loss	(41.1)	(20.4)

Total shareholders’ equity	773.4	640.5

	$2,861.1	$3,013.1

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months Ended June 30,
	2009	2008
Operating activities:
Net income	$155.0	$53.4
Items in income not affecting cash:
Depreciation and amortization	112.7	96.6
Deferred income tax expense (benefit)	24.4	(0.4)
Share-based compensation expense	8.2	7.2
Loss (gain) on disposal of plant, equipment and other, net	0.9	(0.7)
Minority interest in income of consolidated subsidiaries	2.3	3.8
Equity in loss (earnings) of unconsolidated entities	0.3	(0.9)
Proceeds from termination of cash flow interest rate hedges	—	6.9
Pension funding more than expense	(10.5)	(9.3)
Alternative fuel tax credit benefit	(33.9)	—
Impairment adjustments and other non-cash items	—	0.3
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	22.9	(15.8)
Inventories	(4.5)	5.1
Other assets	(14.9)	(2.4)
Accounts payable	(14.9)	19.0
Income taxes payable	33.0	1.7
Accrued liabilities and other	(13.8)	(7.5)

Net cash provided by operating activities	267.2	157.0

Investing activities:
Capital expenditures	(49.3)	(59.7)
Cash paid for purchase of business, including amounts received from (paid into) escrow, net of cash received	4.0	(817.9)
Investment in unconsolidated entities	(1.0)	(0.2)
Return of capital from unconsolidated entities	3.9	0.6
Proceeds from sale of property, plant and equipment	1.3	6.3

Net cash used for investing activities	(41.1)	(870.9)

Financing activities:
Proceeds from issuance of notes	100.0	198.6
Additions to revolving credit facilities	192.0	202.3
Repayments of revolving credit facilities	(195.6)	(195.3)
Additions to debt	89.0	764.0
Repayments of debt	(446.4)	(169.9)
Debt issuance costs	(3.7)	(26.5)
Restricted cash and investments	19.2	(0.4)
Issuances of common stock, net of related minimum tax withholdings	(0.6)	2.4
Excess tax benefits from share-based compensation	2.5	1.0
Capital contributed to consolidated subsidiary from minority interest	1.7	—
(Repayments to) advances from unconsolidated entity	(6.2)	0.5
Cash dividends paid to shareholders	(11.5)	(11.4)
Cash distributions paid to minority interest	(2.7)	(5.3)

Net cash (used for) provided by financing activities	(262.3)	760.0
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.1)

(Decrease) increase in cash and cash equivalents	(35.4)	46.0
Cash and cash equivalents at beginning of period	52.8	10.9

Cash and cash equivalents at end of period	$17.4	$56.9

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$5.5	$23.7
Interest, net of amounts capitalized	70.1	41.5

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2009

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

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2008 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Fiscal 2008 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2009 and 2008, our financial position at June 30, 2009 and September 30, 2008, and our cash flows for the nine months ended June 30, 2009 and 2008.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2008 Form 10-K.

The results for the three and nine months ended June 30, 2009 are not necessarily indicative of results that may be expected for the full year.

Note 2. New Accounting Standards

Recently Adopted Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 107-1 and APB 28-1 (“FSP 107-1”). FSP 107-1 amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We provided the related disclosures in our interim financial statements as of June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 as of June 30, 2009, and it did not have an impact on our consolidated financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB issued FASB Staff Position 157-2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

that deferred for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted SFAS 157 as of October 1, 2008, the beginning of our current fiscal year. See “Note 12. Fair Value” to our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, and have included the additional disclosures in “Note 11. Derivatives” to our Condensed Consolidated Financial Statements. SFAS 161 applies only to financial statement disclosures; therefore it did not have an impact on our consolidated financial position, results of operations, and cash flows.

Recently Issued Standards

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We intend to update our GAAP references when we adopt the standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us). We are currently evaluating the effect of adopting SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)” (“SFAS 167”). SFAS 167 revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”)to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the effect of adopting SFAS 167 on our consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 3. Comprehensive Income

The following are the components of comprehensive income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$87.0	$18.8	$155.0	$53.4
Foreign currency translation gain (loss)	11.8	1.0	(12.9)	(3.5)
Amortization of pension net actuarial loss, net of tax	1.0	0.5	3.1	1.5
Amortization of pension prior service cost, net of tax	0.2	0.1	0.5	0.2
Reclassification of net loss on cash flow hedges to earnings, net of tax	1.7	0.7	3.4	0.5
Net unrealized gain (loss) on cash flow hedges, net of tax	0.3	6.7	(14.8)	3.5

Comprehensive income	$102.0	$27.8	$134.3	$55.6

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three and nine month periods ended June 30, 2009 and 2008. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$87.0	$18.8	$155.0	$53.4

Denominator:
Denominator for basic earnings per share – weighted average shares	37.9	37.5	37.8	37.4
Effect of dilutive stock options and restricted stock awards	0.9	0.9	0.8	0.8

Denominator for diluted earnings per share – weighted average shares and assumed conversions	38.8	38.4	38.6	38.2

Basic earnings per share:
Net income per share – basic	$2.29	$0.50	$4.10	$1.43

Diluted earnings per share:
Net income per share – diluted	$2.24	$0.49	$4.02	$1.40

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Options to purchase 0.3 million and 0.4 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2009, respectively, because the effect would have been antidilutive. Options to purchase 0.3 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2008, because the effect would have been antidilutive.

Note 5. Alternative Fuel Tax Credit

In April 2009, we received notification from the Internal Revenue Service that our registration as an alternative fuel mixer had been approved. As a result, we will be eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the expiration of the tax credit, which is currently set at December 31, 2009. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We recognized approximately $33.9 million of an alternative fuel tax credit, which is not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $32.7 million, net of expenses, in the three and nine months ended June 30, 2009.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following unaudited pro forma information for the nine months ended June 30, 2009 reflects our consolidated results of operations as if the Southern Container acquisition had taken place as of the beginning of that period. The unaudited pro forma information includes adjustments primarily for depreciation and amortization based on the fair value of the acquired property, plant and equipment, acquired intangibles and interest expense on the acquisition financing debt. We have added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur due to changes in employment and other contractual arrangements. In addition, we eliminated certain non-recurring pre-tax expenses directly associated with the acquisition including $11.4 million of inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of debt extinguishment costs associated with the transaction and $2.8 million of deferred compensation expense. Pre-tax integration costs of $2.8 million are included in the unaudited pro forma net income below. The unaudited pro forma information in the table below is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of this period, nor is it necessarily indicative of future results (in millions, except per share data).

Nine Months Ended June 30, 2008
Net sales	$2,342.4

Net income	$79.4

Diluted earnings per common share	$2.08

Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the nine months ended June 30, 2008 utilizes the condensed consolidated statements of income for RockTenn for the nine months ended June 30, 2008 and the condensed consolidated statements of operations of Southern Container for the 25 weeks ended March 2, 2008.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $1.1 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively, and recorded pre-tax restructuring and other costs, net, of $10.8 million and $7.5 million for the nine months ended June 30, 2009 and 2008, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring initiatives incurred during the three and nine months ended June 30, 2009 and 2008, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$—	$—	$—	$—	$0.1	$0.1
	YTD Fiscal 2009	0.2	(0.1)	0.5	—	1.3	1.9
	Prior Year Qtr.	(0.8)	0.1	0.4	0.2	—	(0.1)
	YTD Fiscal 2008	(0.2)	1.3	0.6	0.4	0.1	2.2

	Cumulative	4.1	4.1	2.5	1.0	5.6	17.3
	Expected Total	4.1	4.1	2.5	1.0	5.6	17.3

Corrugated Packaging (b)	Current Qtr.	0.2	—	0.2	—	—	0.4
	YTD Fiscal 2009	0.2	—	0.3	0.1	—	0.6
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2008	—	—	—	—	—	—

	Cumulative	1.8	0.3	0.3	0.1	0.3	2.8
	Expected Total	1.8	0.3	0.3	0.1	0.3	2.8

Specialty Paperboard Products(c)	Current Qtr.	0.3	—	0.1	0.1	0.1	0.6
	YTD Fiscal 2009	0.4	0.6	0.1	0.1	0.3	1.5
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2008	(0.3)	—	—	—	—	(0.3)

	Cumulative	0.2	0.7	0.1	0.5	0.2	1.7
	Expected Total	0.2	0.8	0.3	0.5	0.2	2.0

Other(d)	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2009	—	—	—	—	6.8	6.8
	Prior Year Qtr.	—	—	—	—	3.8	3.8
	YTD Fiscal 2008	—	—	—	—	5.6	5.6

	Cumulative	—	—	—	—	16.4	16.4
	Expected Total	—	—	—	—	16.4	16.4

Total	Current Qtr.	$0.5	$—	$0.3	$0.1	$0.2	$1.1

	YTD Fiscal 2009	$0.8	$0.5	$0.9	$0.2	$8.4	$10.8

	Prior Year Qtr.	$(0.8)	$0.1	$0.4	$0.2	$3.8	$3.7

	YTD Fiscal 2008	$(0.5)	$1.3	$0.6	$0.4	$5.7	$7.5

	Cumulative	$6.1	$5.1	$2.9	$1.6	$22.5	$38.2

	Expected Total	$6.1	$5.2	$3.1	$1.6	$22.5	$38.5

(1)

For this Note 7, we have defined the term “Net property, plant and equipment” as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

( a)

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

( b)

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009). We have transferred a substantial portion of Greenville’s production to our other corrugated plants.

( c)

The Specialty Paperboard Products segment charges primarily reflect the closure of our Litchfield, Illinois interior packaging plant (announced and closed in fiscal 2009). The income in fiscal 2008 primarily reflects the gain on sale of real estate relating to a previously closed facility.

( d)

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

	Integration Expenses	Deferred Compensation Expense	Total
Current Qtr.	$—	$—	$—
YTD Fiscal 2009	3.3	3.5	6.8

Prior Year Qtr.	1.7	2.1	3.8
YTD Fiscal 2008	2.8	2.8	5.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our condensed consolidated statements of income for the nine months ended June 30, 2009 and 2008 (in millions):

	2009	2008
Accrual at beginning of fiscal year	$3.4	$2.4
Additional accruals	1.8	1.6
Payments	(3.7)	(1.4)
Adjustments to accruals	(0.1)	—

Accrual at June 30,	$1.4	$2.6

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.7	$1.6
Integration expenses	2.7	2.3
Deferred compensation expense	3.5	2.8
Net property, plant and equipment	0.8	(0.5)
Severance and other employee costs	0.4	0.3
Equipment relocation	0.9	0.6
Facility carrying costs	0.2	0.4
Other	0.6	—

Total restructuring and other costs, net	$10.8	$7.5

Note 8. Tax Provision

We recorded income tax expense of $27.4 million and $66.0 million in the three and nine months ended June 30, 2009, compared to $9.3 million and $27.7 million in the three and nine months ended June 30, 2008. The effective tax rates for the three and nine months ended June 30, 2009 were approximately 24.0% and 29.9%, respectively, and were primarily impacted by the exclusion of the alternative fuel tax credit from taxable income and a $1.2 million tax benefit related to adjustments to various accruals and deferred tax balances, both recorded in the third quarter of fiscal 2009. Additionally, effective tax rates for the nine months ended June 30, 2009 were impacted by a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates in the first quarter of fiscal 2009. The effective rates for the three and nine months ended June 30, 2008 were approximately 33.1% and 34.2%, respectively, and were primarily impacted by a tax benefit of $1.1 million related to a tax rate reduction in Canada in the first quarter of fiscal 2008 and a tax benefit of $1.1 million recorded in the third quarter of fiscal 2008 related to estimates used in the computation of tax expense recorded for fiscal 2007 versus tax expense based on our fiscal 2007 federal and state tax returns which were prepared in the third quarter of fiscal 2008.

As of June 30, 2009, the gross amount of unrecognized tax benefits was approximately $16.1 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $6.2 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. As of June 30, 2009, we had a recorded liability of $2.8 million for the payment of interest and penalties related to the liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2002.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	June 30,	September 30,
	2009	2008
Finished goods and work in process	$167.0	$163.3
Raw materials	105.1	113.4
Supplies and spare parts	49.7	49.9

Inventories at FIFO cost	321.8	326.6
LIFO reserve	(36.7)	(43.6)

Net inventories	$285.1	$283.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10. Debt

With the exception of certain items noted below, there were no significant changes in our debt characteristics during the nine months ended June 30, 2009. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2008 Form 10-K (“Debt Footnote on Form 10-K”).

The following were individual components of debt (in millions):

	June 30, 2009	September 30, 2008
8.20% secured notes due August 2011, net of unamortized discount of $0.1 and $0.2 (a)	$156.5	$249.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.9	5.1

	159.4	254.9

5.625% secured notes due March 2013, net of unamortized discount of $0.1 and $0.1 (a)	99.9	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.3	1.5

	101.2	101.4

9.25% unsecured notes due March 2016, net of unamortized discount of $1.2 and $1.3 (b)	298.8	198.7

Term loan facilities, net of unamortized discount of $1.4 and $1.7 (c)	729.2	747.3

Revolving credit and swing facilities (c)	28.1	33.5

Receivables-backed financing facility (d)	94.0	92.0

Cash payable to sellers (e)	—	110.7

Industrial development revenue bonds bearing interest at: variable rates - $13.3 million at 4.90% at June 30, 2009, and $29.0 million at 10.06% at September 30, 2008; fixed rates - $120.9 million at 6.97% at September 30, 2008; due at various dates through July 2035 (f)	13.3	149.9

Other notes	9.7	10.5

Total Debt	1,433.7	1,698.9
Less current portion of debt	50.0	245.1

Long-term debt due after one year	$1,383.7	$1,453.8

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$1,429.5	$1,692.3
Hedge adjustments resulting from terminated interest rate derivatives or swaps	4.2	6.6

Total Debt	$1,433.7	$1,698.9

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Included in the current portion of debt at September 30, 2008 is $15.0 million representing amounts required to support normal working capital needs.

(a)

On May 29, 2009, we consummated a tender offer for up to $100 million of our 8.20% notes due August 2011 (“August 2011 Notes”) and financed this tender offer with a $100 million add-on to our 9.25% senior notes due March 2016 (“March 2016 Notes”) as described in footnote (b) below. We purchased $93.3 million of tendered bonds at a price of 103% of par. We recorded a net loss on extinguishment of debt and related items of $1.9 million associated with the two transactions. Interest on our 8.20% notes due August

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2011 Notes is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”) is payable in arrears each September and March.

(b)	On May 29, 2009, we issued an additional $100 million aggregate principal amount of March 2016 Notes (the “Additional Notes”). The indenture related to the March 2016 Notes contains incurrence based financial and restrictive covenants applicable to the notes, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. We incurred debt issuance costs of approximately $2.7 million related to the Additional Notes; these costs will also be amortized through the March 2016 maturity date of the offering. Interest on our March 2016 Notes is payable in arrears each March and September.

(c)	On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. In November 2008, the amount committed under the Credit Facility for loans to a Canadian subsidiary was reduced from $100.0 million to $45.0 million, and $55.0 million was reallocated to the U.S. revolving credit facility, increasing its maximum availability to $405.0 million. On June 18, 2009, we were required to utilize the $6.7 million of excess proceeds ($100 million add-on to our 9.25% March 2016 Notes less the $93.3 million from the tender offer of our August 2011 Notes), to prepay $4.9 million of the term loan A facility and $1.8 million of the term loan B facility. At June 30, 2009, there were $16.3 million in borrowings by the Canadian subsidiary. At June 30, 2009, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $31.5 million, were approximately $390.4 million.

The variable rate on our term loan A and term loan B facilities, before the effect of interest rate swaps, was 2.32% and 5.75%, respectively, at June 30, 2009, and 4.74% and 5.76%, respectively, at September 30, 2008. We had interest rates on our revolving credit facility for borrowings both in the U.S. and Canada, ranging from 2.32% to 4.25% at June 30, 2009 and from 6.00% to 6.25% at September 30, 2008. Concurrent with our earnings release, we filed our quarterly compliance report with our bank group and, based on the most recent Leverage Ratio, received a 50 basis point decrease prospectively to the applicable credit margin in the Credit Facility.

Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth as discussed in our Debt Footnote on Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

On July 21, 2009, we amended our Credit Facility to among other things allow us to repurchase prior to maturity or repay the August 2011 Notes, the March 2013 Notes, the March 2016 Notes or any subordinated debt in an aggregate amount not to exceed (i) an annual limit of $85 million in any fiscal year plus, at the beginning of the fiscal year ended September 30, 2011, $85 million plus the unused amount available under the annual limit for the immediately preceding fiscal year and (ii) $170 million for all such repurchases or repayments. Such repurchases are available to us as long as no default or event of default has occurred or would be directly or indirectly caused as a result thereof, subject to availability under the Aggregate Revolving Committed Amount of at least $300 million. In addition, when the Leverage Ratio does not exceed 3.00 times after giving effect to all such repayments or purchases on a Pro Forma Basis, as such terms are defined in the Amended Credit Agreement, we may repurchase an additional $100 million of the August 2011 Notes and March 2013 Notes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(d)	On September 2, 2008, we amended our 364-day receivables-backed financing facility (the “Receivables Facility”) to increase its size from $110.0 million to $175.0 million and to set it to expire on September 1, 2009. Accordingly, such borrowings were classified as current at September 30, 2008. On July 14, 2009 we amended our existing Receivables Facility to among other things extend the maturity to set it to expire on July 13, 2012 and reduce the size to a $100.0 million facility limit. Accordingly, such borrowings are classified as long-term at June 30, 2009. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 1.58% and 5.15% as of June 30, 2009 and September 30, 2008, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables greater than 61 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At June 30, 2009 and September 30, 2008, maximum available borrowings under this facility were approximately $131.6 million and $166.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2009 was approximately $229 million. The agreement governing the Receivables Facility contains restrictions, including, among others, creation of certain liens on the underlying collateral.

(e)	Cash payable to sellers was the liability associated with cash held by us to support certain indebtedness of our Solvay Paperboard subsidiary, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. These items were paid in November 2008. Of these amounts, approximately $69 million was refinanced on the revolving credit portion of our Credit Facility and accordingly was recorded in long-term debt at September 30, 2008 since it was refinanced on a long-term basis.

(f)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. At September 30, 2008 the remaining principal balance of the Solvay Paperboard IDBs (“Solvay IDBs”) was $128.6 million. On November 3, 2008, the first call date of Solvay IDBs, we repaid the Solvay IDBs using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. Accordingly, $70 million of these bonds was classified as current at September 30, 2008. During the first quarter of fiscal 2009, we recorded a loss on extinguishment of debt of $2.4 million related to amounts paid in excess of carrying value to redeem the Solvay IDBs. The loss was funded by the former Southern Container stockholders. During the third quarter of fiscal 2009, $5.6 million of IDBs were tendered by their holders and were not able to be remarketed. These bonds were tendered by the investors as the credit ratings of the bank that issues the letters of credit backing the IDBs were lowered. To maintain the tax advantages associated with these IDBs, we purchased these bonds and plan to hold them until they can be successfully remarketed at which time they will be included in debt outstanding.

Note 11. Derivatives

We are exposed to interest rate risk, commodity price risk, and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated as cash flow hedges of floating rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases of those commodities. In addition, certain commodity derivative contracts and physical commodity contracts that are determined to be derivatives are not designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges or we elect not to treat them as accounting hedges. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. As of June 30, 2009, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of June 30, 2009, the aggregate notional amount of outstanding debt related to these interest rate swaps was $479 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million.

During the three and nine months ended June 30, 2008, we reclassified a net loss of $0.6 million ($0.4 million net of tax) and $1.2 million ($0.7 million net of tax), respectively, from other comprehensive income to earnings as a result of the discontinuance of certain cash flow hedges because it was probable the related forecasted transactions being hedged would not occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. In connection with our May 29, 2009 purchase of $93.3 million of tendered bonds, $1.0 million, representing the proportionate amount of unamortized gain on previously terminated interest rate swaps associated with the extinguished debt, was included in loss on extinguishment of debt and related items. During the three months ended June 30, 2009 and 2008, $0.5 million and $0.5 million, respectively, were amortized to earnings as a reduction of interest expense. During the nine months ended June 30, 2009 and 2008, $1.5 million and $1.5 million, respectively, were amortized to earnings as a reduction of interest expense.

Derivatives not Designated as Accounting Hedges

On March 20, 2009, we entered into a pay-fixed, receive-floating interest rate swap agreement with a total notional amount of $14 million. The fixed rate of interest paid is 3.73% and the floating interest rate received is the three-month LIBOR rate. This interest rate swap agreement has a forward-starting date of December 15, 2011 and a ten-year term. However, the agreement has a mandatory early termination date of December 15, 2011, at which time we will either receive a lump-sum from or pay a lump-sum to our counterparty to terminate the swap. This interest rate swap has not been designated as an accounting hedge, and accordingly, the gain or loss is recognized in current earnings.

We have various commodity derivative instruments and physical commodity contracts that are determined to be derivatives. The gain or loss on these derivatives is recognized in the same line item associated with the economically hedged item in current earnings.

As of June 30, 2009 and September 30, 2008, we had the following outstanding commodity derivatives that were entered into as economic hedges of forecasted transactions:

	June 30, 2009		September 30, 2008
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	3,000	Tons	10,100	Tons

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2009 Fair Value	September 30, 2008 Fair Value	Balance Sheet Location	June 30, 2009 Fair Value	September 30, 2008 Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	N/A	$—	$—	Other current liabilities	$13.3	$—
Interest rate derivatives	N/A	—	—	Other long-term liabilities	5.7	5.2

		$—	$—		$19.0	$5.2

Derivatives not designated as hedging instruments:

Interest rate derivatives	Other current assets	$0.7	$—	N/A	$—	$—

Commodity derivatives	Other current assets	2.0	0.7	Other current liabilities	1.8	0.9

Commodity derivatives	Other assets	1.1	0.4	Other long-term liabilities	1.0	0.3

		$3.8	$1.1		$2.8	$1.2

Total derivatives		$3.8	$1.1		$21.8	$6.4

The following table summarizes the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three and nine months ended June 30, (in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
For the three months ending:
Interest rate derivatives	$0.5	$11.9	Interest expense	$(2.8)	$0.7	N/A	$—	$—
Commodity derivatives	—	—	Interest income and other income (expense)	—	0.1	N/A	—	—
Commodity derivatives	—	—	Net sales	—	(0.1)	N/A	—	—

Total	$0.5	$11.9		$(2.8)	$0.7		$—	$—

For the nine months ending:
Interest rate derivatives	$(24.2)	$5.6	Interest expense	$(5.5)	$1.5	N/A	$—	$—
Commodity derivatives	—	—	Interest income and other income (expense)	—	(0.2)	N/A	—	—
Commodity derivatives	—	—	Cost of goods sold	—	(0.1)	N/A	—	—
Commodity derivatives	—	—	Net Sales	—	(0.2)	N/A	—	—

Total	$(24.2)	$5.6		$(5.5)	$1.0		$—	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives Not Designated As Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008
For the three months ending:
Interest rate derivatives	Selling, general and administrative expenses	$0.9	$—
Commodity derivatives	Net sales	$0.2	$(0.2)
For the nine months ending:
Interest rate derivatives	Selling, general and administrative expenses	$0.7	$—
Commodity derivatives	Net sales	$0.4	$(1.4)

As of June 30, 2009, based on implied forward interest rates associated with our outstanding interest rate swaps and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify pre-tax amounts of approximately $9.5 million ($5.9 million, net of tax) from accumulated other comprehensive income into earnings as a net increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate swaps are appropriately recorded in accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

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

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on June 30, 2009, is approximately $19.0 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $19.5 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, is approximately $1.1 million. We have posted collateral, in the form of a letter of credit, of approximately $1 million against one of these positions, which was triggered by the related obligation exceeding a specified threshold amount. If additional credit-risk-related contingent features underlying these commodity derivative agreements were triggered, we may be required to settle our obligations under the agreements at their termination value, which was $1.1 million at June 30, 2009.

Note 12. Fair Value

Assets and Liabilities Measured at Fair Value

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of June 30, 2009, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$2.4	$—	$—	$2.4
Interest rate derivatives	$—	$0.7	$—	$0.7
Commodity derivatives	$—	$—	$3.1	$3.1

Liabilities:
Interest rate derivatives	$—	$19.0	$—	$19.0
Commodity derivatives	$—	$—	$2.8	$2.8

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the nine months ended June 30, 2009 (in millions):

Total
Beginning asset balance	$0.3
Total realized and unrealized net gains included in net sales	0.4
Purchases, issuances and settlements, net	(0.4)

Ending asset balance	$0.3

Unrealized gains included in net sales attributable to the change in fair value of Level 3 derivatives held at June 30, 2009 were $0.2 million for the nine months ended June 30, 2009.

Financial Instruments not Measured at Fair Value

Financial instruments not measured at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, other current assets, short-term debt, accounts payable, other current liabilities, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	June 30, 2009		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$159.4	$158.8	$254.9	$258.3
March 2013 Notes (1)	101.2	90.0	101.4	92.3
March 2016 Notes (1)	298.8	304.5	198.7	205.5
Term loan facilities (2)	729.2	699.7	747.3	715.2
Revolving credit and swing facilities (3)	28.1	28.1	33.5	33.5
Receivables-backed financing facility (3)	94.0	94.0	92.0	92.0
Industrial development revenue bonds (excluding the 1998 Series Solvay IDBs) (3)	13.3	13.3	29.0	29.0
1998 Series Solvay IDBs (1)	—	—	120.9	123.3
Other fixed rate long-term debt (2)	9.7	8.9	9.9	8.2

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction.

Note 13. Retirement Plans

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$2.0	$2.3	$6.0	$6.9
Interest cost	5.8	5.3	17.7	16.0
Expected return on plan assets	(5.6)	(6.9)	(16.8)	(20.5)
Amortization of prior service cost	0.2	0.2	0.9	0.3
Amortization of net actuarial loss	1.7	0.8	5.7	2.4

Company defined benefit plan expense	4.1	1.7	13.5	5.1
Multi-employer plans for collective bargaining employees	0.4	0.6	1.2	1.0

Net pension cost	$4.5	$2.3	$14.7	$6.1

During the three and nine months ended June 30, 2009, we contributed an aggregate of $17.9 million and $24.1 million, respectively, to our U.S. Qualified Plans. Based on our current assumptions, we do not anticipate making additional contributions in fiscal 2009 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. Therefore, the amount we contribute may vary materially. During the three and nine months ended June 30, 2008, we contributed an aggregate of $4.1 million and $15.7 million, respectively, to our U.S. Qualified Plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14. Shareholders’ Equity

Stock Options

During the second quarter of fiscal 2009, we granted options to purchase 252,800 shares of our common stock to certain employees. These options vest over three years. These grants were valued at $9.76 per share using the Black-Scholes option pricing model. The significant assumptions used were: an expected term of 4.90 years, an expected volatility of 46.39%, expected dividends of 1.37% and a risk free rate of 1.54%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $1.0 million and $1.5 million, respectively, and during the nine months ended June 30, 2009 and 2008 it was $3.8 million and $2.8 million, respectively.

The table below summarizes the changes in all stock options during the nine months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2008	1,285,035	$22.09
Granted	252,800	26.43
Exercised	(215,367)	11.96
Expired	(15,895)	33.57
Forfeited	(17,555)	31.79

Outstanding at June 30, 2009	1,289,018	$24.36	7.0 years	$17.8

Exercisable at June 30, 2009	742,063	$20.65	5.4 years	$13.0

Restricted Stock

During the second and third quarters of fiscal 2009, we granted 27,500 shares of restricted stock, which vest over one year to our non-employee directors and target awards of 344,750 shares of restricted stock which vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. The employee grants included 71,775 shares with a service condition and 272,975 shares with a service and performance condition.

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2008	856,525	$22.44
Granted (1)	426,090	27.10
Vested	(199,177)	17.82
Forfeited	(39,579)	20.97

Unvested at June 30, 2009 (2)	1,043,859	$25.42

(1)

Fiscal 2009 target awards of 272,975 shares may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award. During the third quarter of fiscal 2009, certain restricted shares granted in the second quarter of fiscal 2008 achieved the respective performance condition based on the level of our Debt to EBITDA Ratio (as defined in the applicable grant letter) at 150% of target. This achievement resulted in the issuance of an additional 53,840 shares in the third quarter of fiscal 2009.

(2)

Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2008 and fiscal 2007 in the amount of 73,575 shares and 100,800 shares, respectively, may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

For additional information about our share-based payment awards, refer to “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Fiscal 2008 Form 10-K.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15. Commitments and Contingencies

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

We have made the following guarantees as of June 30, 2009:

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The partners guarantee funding of net losses in proportion to their share of ownership.

•

As part of the Southern Container acquisition we have acquired two unconsolidated entities for which we guarantee or are co-borrowers on less than $5 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity in an amount less than $2 million.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our condensed consolidated balance sheets for the periods ending June 30, 2009 and September 30, 2008. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $4 million.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2012. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million at June 30, 2009, which would result in a purchase price of approximately 60% of our partner’s net equity reflected on Seven Hills’ June 30, 2009 balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16. Segment Information

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales (aggregate):
Consumer Packaging	$377.2	$388.9	$1,108.9	$1,158.4
Corrugated Packaging	186.5	208.9	566.2	382.3
Merchandising Displays	79.7	86.1	237.4	262.4
Specialty Paperboard Products	77.2	102.1	222.7	293.7

Total	$720.6	$786.0	$2,135.2	$2,096.8

Less net sales (intersegment):
Consumer Packaging	$6.0	$3.9	$17.3	$12.4
Corrugated Packaging	8.8	7.6	28.6	21.1
Merchandising Displays	0.1	0.1	0.3	0.3
Specialty Paperboard Products	1.8	3.4	5.7	9.8

Total	$16.7	$15.0	$51.9	$43.6

Net sales (unaffiliated customers):
Consumer Packaging	$371.2	$385.0	$1,091.6	$1,146.0
Corrugated Packaging	177.7	201.3	537.6	361.2
Merchandising Displays	79.6	86.0	237.1	262.1
Specialty Paperboard Products	75.4	98.7	217.0	283.9

Total	$703.9	$771.0	$2,083.3	$2,053.2

Segment income:
Consumer Packaging	$83.0	$27.9	$153.7	$89.1
Corrugated Packaging	49.6	23.2	141.8	31.9
Merchandising Displays	8.0	8.4	22.8	30.2
Specialty Paperboard Products	9.4	7.8	18.4	21.8

Total segment income	150.0	67.3	336.7	173.0
Restructuring and other costs, net	(1.1)	(3.7)	(10.8)	(7.5)
Non-allocated expenses	(8.0)	(7.0)	(24.0)	(20.4)
Interest expense	(23.2)	(27.6)	(74.2)	(59.1)
Loss on extinguishment of debt and related items	(1.9)	—	(4.3)	(1.9)
Interest income and other income (expense), net	—	0.8	(0.1)	0.8
Minority interest in income of consolidated subsidiaries	(1.4)	(1.7)	(2.3)	(3.8)

Income before income taxes	114.4	28.1	221.0	81.1
Income tax expense	(27.4)	(9.3)	(66.0)	(27.7)

Net income	$87.0	$18.8	$155.0	$53.4

Note 17. Subsequent Events

In accordance with SFAS 165, we evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through August 3, 2009, the date we issued these financial statements. In July 2009, we amended our Receivables Facility and our Credit Facility. For a discussion of these subsequent events, see “Note 10. Debt” to our Condensed Consolidated Financial Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2008, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2008 Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on November 26, 2008. The table in “Note 16. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our segments.

Overview

On March 5, 2008, we acquired Southern Container, which owned the Solvay containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, RockTenn became one of the largest manufacturers of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual capacity of approximately 2.4 million tons of paperboard. The acquisition added highly integrated low operating cost assets to our Corrugated Packaging segment. We have included the results of Southern Container’s operations in our Corrugated Packaging segment in our financial statements since the March 2, 2008 effective date of the acquisition. We financed the acquisition with our $1.2 billion Credit Facility and $200 million of March 2016 Notes. See “Note 6. Acquisitions” and “Note 10. Debt”, respectively, of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Segment income in the third quarter of fiscal 2009 increased $82.7 million to $150.0 million compared to the third quarter of fiscal 2008 primarily due to increased earnings in our Consumer Packaging and Corrugated Packaging segments, including $32.7 million included in the Consumer Packaging segment related to the alternative fuel tax credit, net of related expenses, for the period from January 22, 2009 to June 30, 2009. The tax credit is scheduled to expire on December 31, 2009.

Net income increased $68.2 million to $87.0 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to the alternative fuel tax credit discussed above, comparatively lower recycled fiber, energy and chemical costs in 2009 which were partially offset by generally lower volumes, and 2008 earnings being impacted by certain pretax charges related to the Southern Container acquisition. Specific pre-tax charges in the third quarter of fiscal 2008 related to the Southern Container acquisition aggregated $8.1 million, which consisted of $4.3 million of acquisition inventory step up expense, $1.7 million of integration costs and $2.1 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

($ In Millions)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2008	$596.3	$685.9	$771.0	$2,053.2	$785.7	$2,838.9
2009	$703.1	$676.3	$703.9	$2,083.3
% Change	17.9%	(1.4)%	(8.7)%	1.5%

Net sales in the third quarter of fiscal 2009 decreased $67.1 million compared to the third quarter of fiscal 2008 primarily due to reduced volumes in our segments.

Net sales in the nine months ended June 30, 2009 increased $30.1 million compared to the nine months ended June 30, 2008. The increase in net sales was primarily due to the Southern Container acquisition, which contributed net sales of $428.0 million during nine months in the fiscal 2009 period, compared to $208.0 million of net sales during four months in the fiscal 2008 period. The increase in net sales was also due to increased selling prices in most of our segments. These increases were largely offset by reduced volumes.

Cost of Goods Sold

($ In Millions)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2008	$489.3	$560.0	$626.3	$1,675.6	$621.2	$2,296.8
(% of Net Sales)	82.1%	81.6%	81.2%	81.6%	79.1%	80.9%
2009	$538.3	$504.8	$480.8	$1,523.9
(% of Net Sales)	76.6%	74.6%	68.3%	73.1%

Cost of goods sold as a percentage of net sales decreased in the third quarter of fiscal 2009 compared to the prior year third quarter primarily related to a net alternative fuel tax credit of $32.7 million for the period from January 22, 2009 to June 30, 2009 and reduced recycled fiber and energy costs. Recycled fiber, energy and virgin fiber costs decreased $81 per ton, $27 per tons and $3 per ton, respectively. Additionally, freight expense declined $5.6 million due to cost reduction programs and lower volumes. Partially offsetting these amounts, we experienced increased pension expense of $1.1 million and increased group insurance expense of $1.0 million. In the third quarter of fiscal 2008, acquisition accounting required us to step up the value of the inventory acquired in the Southern Container acquisition which effectively eliminated the manufacturing profit that we would have realized upon the sale of that inventory. This write up reduced our pre-tax income in the third quarter of fiscal 2008 by approximately $4.3 million as the acquired inventory was sold and charged to cost of sales.

Cost of goods sold as a percentage of net sales decreased in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 primarily related to a net alternative fuel tax credit of $32.7 million for the period from January 22, 2009 to June 30, 2009 and reduced recycled fiber and energy costs and the impact of higher margin Southern Container sales. Excluding the impact of Southern Container, recycled fiber and energy costs decreased $68 per ton and $22 per ton, respectively, and virgin fiber costs increased approximately $25 per ton, over the prior year period. Additionally, excluding the impact of the Southern Container acquisition, decreased freight expense due to cost reduction programs and lower volumes, decreased workers compensation expense and the impact of foreign currency transactions in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 decreased costs of goods sold by $14.3 million, $1.0 million and $0.9 million, respectively. Partially offsetting these amounts, we experienced increased pension expense of $4.6 million, increased group insurance expense of $3.4 million, excluding the impact of the Southern Container acquisition, and $11.4 million of inventory related acquisition accounting charges in the nine months ended June 30, 2008.

Selling, General and Administrative Expenses

($ In Millions)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2008	$65.2	$75.3	$85.4	$225.9	$84.6	$310.5
(% of Net Sales)	10.9%	11.0%	11.1%	11.0%	10.8%	10.9%
2009	$81.5	$83.5	$81.4	$246.4
(% of Net Sales)	11.6%	12.3%	11.6%	11.8%

Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to lower net sales driven by generally lower volumes. We experienced increased bonus expense of $1.0 million. Offsetting these amounts, we incurred reduced bad debt expense of $3.1 million and reduced commissions expense of $1.4 million due to lower volumes.

SG&A expenses increased as a percentage of net sales in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. We experienced increased aggregate pension expense of $3.7 million and increased group insurance expense of $1.0 million, excluding the impact of Southern Container. Partially offsetting these amounts, we incurred reduced consulting and outside services for various projects of $3.3 million, commissions expense of $1.9 million due to lower volumes and reduced bonus expense of $1.3 million, excluding the impact of Southern Container.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $1.1 million and $3.7 million in the third quarter of fiscal 2009 and 2008, respectively. We recorded aggregate pre-tax restructuring and other costs of $10.8 million and $7.5 million in the nine months ended June 30, 2009 and 2008, respectively. We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities in the third quarter of fiscal 2009 was income of $0.3 million compared to income of $1.0 million in the third quarter of fiscal 2008, and a loss of $0.3 million compared to income of $0.9 million in the nine months ended June 30, 2009 compared to the comparable prior year period.

Interest Expense

Interest expense for the third quarter of fiscal 2009 decreased to $23.2 million from $27.6 million for the same quarter last year. Deferred financing cost amortization increased $0.2 million, the decrease in our average outstanding borrowings decreased interest expense by approximately $4.5 million and lower interest rates, net of swaps, decreased interest expense by approximately $0.1 million.

Interest expense for the nine months ended June 30, 2009 increased to $74.2 million from $59.1 million for the impact of nine months of expense in fiscal 2009 associated with the additional debt required to fund the Southern Container acquisition, compared to approximately four months of related expense in the prior year period. Deferred financing cost amortization increased $2.8 million and the increase in our average outstanding borrowings increased interest expense by approximately $17.2 million and lower interest rates, net of swaps, decreased interest expense by approximately $1.9 million. Included in the nine months ended June 30, 2008 was a $3.0 million bridge financing fee.

Loss on Extinguishment of Debt and Related Items

Loss on extinguishment of debt and related items for the three months ended June 30, 2009 of $1.9 million represents amounts expensed in connection with the tender offer for up to $100 million of our August 2011 Notes. Loss on extinguishment of debt and related items for the nine months ended June 30, 2009 was $4.3 million and included $2.4 million in the first quarter of fiscal 2009 to retire the Solvay IDBs we assumed as part of the Southern Container acquisition, at 102% of par. The $2.4 million was funded by the former Southern Container stockholders. Loss on extinguishment of debt and related items for nine months ended June 30, 2008 was $1.9 million associated with the Southern Container acquisition which was previously included in interest expense.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, for the third quarter of fiscal 2008 was income of $0.8 million. Interest income and other income (expense), net, for the nine months ended June 30, 2009 was expense of $0.1 million compared to income of $0.8 million in the comparable prior year period.

Minority Interest in Income of Consolidated Subsidiaries

Minority interest in income of our consolidated subsidiaries for the third quarter of fiscal 2009 decreased to $1.4 million from $1.7 million in the third quarter of fiscal 2008 and minority interest in income of our consolidated subsidiaries for the nine months ended June 30, 2009 decreased to $2.3 million from $3.8 million in the comparable prior year period due primarily to lower earnings at our majority-owned solid fiber interior packaging subsidiary.

Provision for Income Taxes

We recorded income tax expense of $27.4 million and $66.0 million in the three and nine months ended June 30, 2009, compared to $9.3 million and $27.7 million in the three and nine months ended June 30, 2008. The effective tax rates for the three and nine months ended June 30, 2009 were approximately 24.0% and 29.9%, respectively, and were primarily impacted by the exclusion of the alternative fuel tax credit from taxable income. The effective rates for the three and nine months ended June 30, 2008 were approximately 33.1% and 34.2%, respectively. We expect our marginal effective income tax rate to be approximately 37%. We discuss the alternative fuel tax credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Tax Credit” and “Note 8. Tax Provision” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)

The increase in containerboard tons shipped and decrease in average price per ton beginning in the second quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard shipped subsequent to the Southern Container acquisition.

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Price (Per Ton)(a)
	(In thousands, except Average Price Per Ton)
First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587
Third Quarter	235.9	86.3	24.5	218.5	566

Nine Months Ended June 30, 2008	682.0	250.8	73.5	365.3	582
Fourth Quarter	234.2	90.7	21.5	244.1	585

Fiscal 2008	916.2	341.5	95.0	609.4	$583

First Quarter	204.9	86.3	20.7	221.9	$596
Second Quarter	212.0	78.3	19.5	188.6	586
Third Quarter	219.8	79.4	24.2	203.0	564

Nine Months Ended June 30, 2009	636.7	244.0	64.4	613.5	$582

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$374.7	$28.7	7.7%
Second Quarter	394.8	32.5	8.2
Third Quarter	388.9	27.9	7.2

Nine Months Ended June 30, 2008	1,158.4	89.1	7.7
Fourth Quarter	393.0	30.7	7.8

Fiscal 2008	$1,551.4	$119.8	7.7%

First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8
Third Quarter	377.2	83.0	22.0

Nine Months Ended June 30, 2009	$1,108.9	$153.7	13.9%

Net Sales (Consumer Packaging Segment)

The 3.0% decrease in net sales for the Consumer Packaging segment for the third quarter of fiscal 2009 compared to the prior year third quarter was primarily due to lower volumes, partially offset by higher folding carton selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped decreased 2.8%, 7.9% and 1.1%, respectively.

The 4.3% decrease in net sales for the Consumer Packaging segment for the nine months ended June 30, 2009 compared to nine months ended June 30, 2008 was primarily due to lower volumes, partially offset by higher selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped decreased 3.9%, 2.7% and 12.4%, respectively.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2009 increased due to the recognition of the $32.7 million alternative fuel tax credit, net as discussed above, decreased recycled fiber, energy and freight costs and continued operational improvements, which were partially offset by lower volumes, increased chemical costs and the impact of the Demopolis maintenance outage. Recycled fiber and energy costs decreased approximately $10.5 million, or $74 per ton, and approximately $7.6 million, or $32 per ton, respectively, over the prior year quarter. Freight expense declined $5.3 million due to cost reduction programs and lower volumes. Chemical costs increased approximately $0.9 million and pension expense increased $1.1 million. Partially offsetting these increases in expense was reduced bad debt expense of $1.0 million and reduced salaries expense of $1.0 million.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2009 increased primarily due to the $32.7 million alternative fuel tax credit, net as discussed above, decreased recycled fiber, energy and freight costs, increased selling prices and continued operational improvements, which were partially offset by lower volumes, increased virgin fiber and chemical costs. Recycled fiber and energy costs decreased approximately $26.0 million, or $63 per ton, and approximately $10.1 million, or $14 per ton, respectively, over the prior year period. Freight expense declined $10.8 million due to cost reduction programs and lower volumes. Virgin fiber and chemical costs increased approximately $7.8 million and $7.3 million, respectively, and pension and group insurance expense increased $3.8 million and $1.8 million, respectively. Partially offsetting these increases in expense was reduced bonus expense of $1.7 million and reduced salaries expense of $1.7 million.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$61.4	$4.3	7.0%
Second Quarter	112.0	4.4	3.9
Third Quarter	208.9	23.2	11.1

Nine Months Ended June 30, 2008	382.3	31.9	8.3
Fourth Quarter	225.2	39.4	17.5

Fiscal 2008	$607.5	$71.3	11.7%

First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6
Third Quarter	186.5	49.6	26.6

Nine Months Ended June 30, 2009	$566.2	$141.8	25.0%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment decreased $22.4 million in the third quarter of fiscal 2009 compared to the prior year third quarter due to lower volumes and decreased selling prices.

Net sales of the Corrugated Packaging segment increased $183.9 million in nine months ended June 30, 2009 compared to the prior year period due to the Southern Container acquisition, which contributed net sales of $428.0 million the fiscal 2009 period, compared with a contribution of $208.0 million in net sales in the fiscal 2008 period. The increase in net sales was also due to increased selling prices. These increases were largely offset by reduced volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the third quarter of fiscal 2009 increased $26.4 million compared to the prior year third quarter due primarily to lower fiber and energy costs somewhat offset by lower selling prices. At our containerboard mills, recycled fiber and energy costs decreased approximately $16.6 million, or $82 per ton, and approximately $3.2 million, or $16 per ton, respectively, over the prior year quarter. In addition, in the third quarter of fiscal 2008, acquisition accounting required us to step up the value of the inventory acquired in the Southern Container acquisition which effectively eliminated the manufacturing profit that we would have realized upon the sale of that inventory. This write up reduced our segment income in the third quarter of fiscal 2008 by approximately $4.3 million as the acquired inventory was sold and charged to cost of sales. Additionally, our third quarter of fiscal 2008 segment income was reduced by approximately $3.8 million due to an upgrade and capacity expansion at our Solvay mill. Reduced bad debt expense increased segment income by $1.4 million.

Segment income attributable to the Corrugated Packaging segment for the nine months ended June 30, 2009 increased $109.9 million compared to the prior year period due primarily to increased segment income from the Southern Container acquisition, increased selling prices and increased income at our legacy recycled corrugated medium mill due to lower fiber and energy costs. At our containerboard mills, recycled fiber and energy costs decreased approximately $84 per ton and $8 per ton, respectively, over the prior year period. Our segment income for the nine months ended June 30, 2008 was reduced by $11.4 million of acquisition inventory charges and $3.8 million due to the Solvay mill upgrade and expansion as discussed above.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.8	14.6
Third Quarter	86.1	8.4	9.8

Nine Months Ended June 30, 2008	262.4	30.2	11.5
Fourth Quarter	88.4	11.7	13.2

Fiscal 2008	$350.8	$41.9	11.9%

First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7
Third Quarter	79.7	8.0	10.0

Nine Months Ended June 30, 2009	$237.4	$22.8	9.6%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment decreased $6.4 million in the third quarter of fiscal 2009 compared to the prior year third quarter primarily due to lower secular demand for promotional displays. Net sales for the Merchandising Displays segment decreased $25.0 million in the nine months ended June 30, 2009 compared to the prior year period primarily due to decreased demand for promotional displays.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the third quarter of fiscal 2009 decreased $0.4 million, compared to the prior year third quarter primarily due to lower volumes. Segment income attributable to the Merchandising Displays segment for the nine months ended June 30, 2009 decreased $7.4 million, compared to the prior year period primarily due to lower volumes.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$91.8	$7.4	8.1%
Second Quarter	99.8	6.6	6.6
Third Quarter	102.1	7.8	7.6

Nine Months Ended June 30, 2008	293.7	21.8	7.4
Fourth Quarter	99.2	8.5	8.6

Fiscal 2008	$392.9	$30.3	7.7%

First Quarter	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8%
Third Quarter	77.2	9.4	12.2%

Nine Months Ended June 30, 2009	$222.7	$18.4	8.3%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the third quarter of fiscal 2009 decreased 24.4% compared to the third quarter of fiscal 2008 primarily due to reduced recycled fiber and other selling prices and lower volumes. Specialty paperboard tons shipped decreased 13.4%. Our Specialty Paperboard Products segment net sales in the nine months ended June 30, 2009 decreased 24.2% compared to the prior year period primarily due to reduced recycled fiber selling prices and lower volumes. Specialty paperboard tons shipped decreased 11.3%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the third quarter of fiscal 2009 increased $1.6 million compared to the prior year third quarter. The impact of decreased fiber costs at our specialty mills was approximately $4.2 million, or $74 per ton and decreased energy costs were approximately $1.7 million, or $30 per ton over the prior year quarter was partially offset by reduced recycled fiber and other selling prices and lower volumes. Freight expense declined $0.9 million due to cost reduction programs and lower volumes.

Segment income attributable to the Specialty Paperboard Products segment for the nine months ended June 30, 2009 decreased $3.4 million compared to the prior year period. The impact of reduced recycled fiber selling prices and lower volumes were partially offset by a decrease in fiber costs at our specialty mills of approximately $10.3 million, or $66 per ton and decreased energy costs of approximately $1.2 million, or $8 per ton over the prior year period. In the first quarter of fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs. Partially offsetting these decreases in expense was increased group insurance expense of $1.6 million over the prior year period. Freight expense declined $2.1 million due to cost reduction programs and lower volumes.

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

The sum of cash and cash equivalents and restricted cash and marketable debt securities was $17.4 million at June 30, 2009, and $72.0 million at September 30, 2008. The decrease was primarily due to funds used for debt repayment in the first quarter of fiscal 2009. During the nine months ended June 30, 2009, net debt decreased $208.2 million.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At June 30, 2009, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $479 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%.

On March 5, 2008, we entered into the Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $31.5 million, were $390.4 million at June 30, 2009. Concurrent with our earnings release, we filed our quarterly compliance report with our bank group and, based on the most recent Leverage Ratio, received a 50 basis point decrease prospectively to the applicable credit margin in the Credit Facility. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. On May 29, 2009, we consummated a tender offer for $93.3 million of August 2011 Notes and financed this tender offer with a $100 million add-on to our March 2016 Notes. The purchase price of the $93.3 million of tendered bonds was at a price of 103% of par.

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

On September 2, 2008, we amended our 364-day Receivables Facility and increased its size from $110.0 million to $175.0 million. On July 14, 2009 we amended our existing Receivables Facility and extended the maturity to set it to expire on July 13, 2012 and also reduced the size of the facility to $100.0 million. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables greater than 61 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At June 30, 2009 we had $94.0 million outstanding under the Receivables Facility and available borrowings, reduced by outstanding letters of credit not drawn upon, were $390.4 million under the revolving credit portion of the Credit Facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, the repayment of the Solvay IDBs and cash payable to sellers, our interest rate swaps and our July 2009 Credit Facility amendment, see “Note 10. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the nine months ended June 30, 2009 and 2008 was $267.2 million and $157.0 million, respectively. The increase was primarily due to increased earnings, an increase in deferred income tax benefit due to a change in temporary differences and a net decrease in operating assets and liabilities.

Net cash used for investing activities was $41.1 million during the nine months ended June 30, 2009 compared to $870.9 million for the comparable period of the prior year. Net cash used for investing activities in the first nine months of fiscal 2009 consisted primarily of $49.3 million of capital expenditures. Investing activities for the first nine months of fiscal 2008 consisted primarily of $816.7 million related to the Southern Container acquisition and $59.7 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $80 million in fiscal 2009. Included in our fiscal 2009 capital expenditures estimate is approximately $6 million for capital expenditures that we expect to spend in connection with matters relating to environmental and safety compliance.

Net cash used for financing activities was $262.3 million during the nine months ended June 30, 2009 compared to net cash provided by financing activities of $760.0 million in the same period last year. In the first nine months of fiscal 2009 net cash used for financing activities consisted primarily of net repayments of debt aggregating $261.0 million and cash dividends paid to shareholders of $11.5 million, which was partially offset by the usage of restricted cash and investments of $19.2 million. In the first nine months of fiscal 2008 net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $799.7 million. Partially offsetting these amounts primarily were $26.5 million of debt issuance costs related to the Southern Container acquisition and cash dividends paid to shareholders of $11.4 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2009, 2010 and 2011.

During the nine months ended June 30, 2009, we contributed an aggregate $24.1 million to our U.S. Qualified Plans. Based on current facts and assumptions, we do not anticipate making additional contributions to the U.S. Qualified Plans in fiscal 2009. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts.

During the nine months ended June 30, 2009, we recorded a charge to other comprehensive income of $12.9 million for foreign currency translation adjustments, primarily due to the change in the Canadian/U.S. dollar exchange rates, and recorded an unrealized loss on our interest rate swaps of $14.8 million, net of tax.

In July 2009, our board of directors approved our August 2009 quarterly dividend of $0.10 per share; in May 2009, February 2009 and November 2008 we paid a quarterly dividend of $0.10 per share, indicating an annualized dividend of $0.40 per share in fiscal 2009 on our common stock.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of June 30, 2009. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount. For additional information regarding our guarantees, see “Note 15. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Non-GAAP Measures

We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above a financial measure that was not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measure, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt:

	June 30, 2009	September 30, 2008	March 31, 2008
Current Portion of Debt	$50.0	$245.1	$247.7
Total Long-Term Debt	1,383.7	1,453.8	1,606.8

	1,433.7	1,698.9	1,854.5
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(4.2)	(6.6)	(7.6)

	1,429.5	1,692.3	1,846.9
Less: Cash and Cash Equivalents	(17.4)	(52.8)	(56.6)
Less: Restricted Cash	—	(19.2)	(19.5)

Net Debt	$1,412.1	$1,620.3	$1,770.8

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ROCK-TENN COMPANY
(Registrant)

Date: August 3, 2009	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President, Chief Financial Officer & Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

Exhibit 2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 4.1	Supplemental Indenture, dated as of March 16, 2009, by and among Solvay Paperboard LLC, Rock-Tenn Company and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

Exhibit 4.2	Second Supplemental Indenture, dated as of May 29, 2009, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

Exhibit 10.1	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of August 22, 2008, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders signatories thereto, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent and Bank of America, N.A., acting through its Canada branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 13, 2009).

Exhibit 10.2	Second Amendment to Second Amended and Restated Receivables Sale Agreement and Third Amendment to Second Amended and Restated Credit and Security Agreement dated as of June 24, 2009.

Exhibit 10.3	Second Amendment to Credit Agreement and Consent, dated as of July 21, 2009, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009).

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.