Form 10-K
period 2009-09-30
Rock-Tenn CO
filed 2009-11-18
CIK 230498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2009, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $27.05 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $962 million.

As of November 6, 2009, the registrant had 38,748,787 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, are incorporated by reference in Parts II and III.

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

General

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays. We operate a total of 100 facilities located in 27 states, Canada, Mexico, Chile and Argentina.

Products

We report our results of operations in four segments: (1) Consumer Packaging, (2) Corrugated Packaging, (3) Merchandising Displays, and (4) Specialty Paperboard Products. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.” For non-U.S. operations financial information and other segment information, see “Note 21. Segment Information” of the Notes to Consolidated Financial Statements.

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

We believe we operate the lowest cost coated recycled paperboard mill system in the U.S. and are one of the largest U.S. manufacturers of 100% recycled paperboard measured by tons produced. We manufacture bleached paperboard and market pulp. We believe our bleached paperboard and market pulp mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We sell our coated recycled and bleached paperboard to manufacturers of folding cartons, and other paperboard products. Sales of consumer packaging products to external customers accounted for 52.6%, 54.0%, and 62.4% of our net sales in fiscal 2009, 2008, and 2007, respectively.

Corrugated Packaging Segment

We operate an integrated system that manufactures linerboard and corrugated medium (“containerboard”), corrugated sheets, corrugated packaging and preprinted linerboard for sale to industrial and consumer products manufacturers and corrugated box manufacturers. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase containers and displays. We provide structural design and engineering services. Sales of corrugated packaging products to external customers accounted for 25.4%, 20.3%, and 9.2% of our net sales in fiscal 2009, 2008, and 2007, respectively. The increase in fiscal 2008 was the result of our March 5, 2008 acquisition of Southern Container Corp. (“Southern Container” and the “Southern Container Acquisition”).

Merchandising Displays Segment

We manufacture temporary and permanent point-of-purchase displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of our merchandising display products to external customers accounted for 11.4%, 12.3%, and 13.2% of our net sales in fiscal 2009, 2008, and 2007, respectively.

Specialty Paperboard Products Segment

We operate an integrated system of five specialty recycled paperboard mills (including our Seven Hills Paperboard LLC (“Seven Hills”) joint venture) which produce paperboard for our converting operations (including our solid fiber interior packaging locations) and third parties, and we buy and sell recycled fiber. We sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, and other paperboard products. Through our Seven Hills joint venture we manufacture gypsum paperboard liner for sale to our joint venture partner. We also convert specialty paperboard into book cover and laminated paperboard products for use in furniture, automotive components, storage, and other industrial products. Our 65% owned subsidiary, RTS, designs and manufactures fiber partitions and die-cut paperboard components. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. We sell our solid fiber partitions principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products. We manufacture solid fiber interior packaging primarily from recycled paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed-casing, de-casing and filling lines. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production and rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates in the United States, Canada, Mexico, Chile, and Argentina. Our paper recovery facilities collect primarily waste paper from factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters, and from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also operate a fiber marketing and brokerage group that serves large regional and national accounts as well as our coated and specialty recycled paperboard mills and sells scrap materials for our converting businesses and paperboard mills. Sales of specialty paperboard products to external customers accounted for 10.6%, 13.4%, and 15.2% of our net sales in fiscal 2009, 2008, and 2007, respectively.

Raw Materials

The primary raw materials that our paperboard operations use are recycled fiber at our recycled paperboard and containerboard mills and virgin fibers from hardwoods and softwoods at our bleached paperboard mill. The average cost per ton of recycled fiber that our recycled paperboard and containerboard mills used during fiscal 2009, 2008, and 2007 was $81, $145, and $115, respectively. Recycled fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain or during housing slowdowns. The average cost per ton of virgin fiber that our bleached paperboard mill used during fiscal 2009, 2008, and 2007 was $149, $134, and $116, respectively. Pursuant to a five year agreement entered into in June 2005, Gulf States Paper Corporation (“Gulf States”, currently known as the Westervelt Company) has essentially agreed to continue to sell to our bleached paperboard mill the supply of softwood chips that it made available to the mill before our acquisition of substantially all of the assets of Gulf States’ Paperboard and Packaging operations (“GSPP”) and the assumption of certain of Gulf States’ related liabilities in June 2005 (the “GSPP Acquisition”). This supply represents approximately 75% to 80% of the mill’s historical softwood chip supply requirements and approximately 23% of the mill’s total wood fiber supply requirement. We are in the process of evaluating extending the contract.

Recycled and virgin paperboard are the primary raw materials that our paperboard converting operations use. One of the two primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. While we believe that we would be able to obtain adequate replacement supplies in the market should either of our current vendors discontinue supplying us coated unbleached kraft, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our needs for recycled paperboard from our own mills and consume approximately half of our bleached paperboard production, although we have the capacity to consume substantially all of our bleached paperboard by displacing outside purchases. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard used in our converting operations, we believe that we would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled or bleached paperboard through internal production.

Energy

Energy is one of the most significant manufacturing costs of our mill operations. We use natural gas, electricity, fuel oil and coal to operate our mills and to generate steam to make paper. We use primarily electricity for our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into agreements to purchase natural gas at fixed prices. In recent years, the costs of natural gas, oil, coal and electricity have fluctuated significantly. The average cost of energy used by our recycled paperboard and containerboard mills, excluding our Solvay mill, to produce a ton of paperboard during fiscal 2009 was $64 per ton, compared to $90 per ton during fiscal 2008 and $78 per ton in fiscal 2007. Our bleached paperboard mill uses wood by-products and pulp process wastes to supply a substantial portion of the mill’s energy needs. Our Solvay mill purchases its process steam under a long-term contract with an adjacent coal fired power plant — with steam pricing based primarily on coal prices. The mill’s electric energy supply is low priced due to the availability of hydro-based electric power.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 24% of consolidated net sales in fiscal 2009, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers.

In fiscal 2009, we sold:

•	consumer packaging products to approximately 1,100 customers, the top 10 of which represented approximately 30% of the external sales of our Consumer Packaging segment;

•	corrugated packaging products to approximately 1,300 customers, the top 10 of which represented approximately 31% of the external sales of our Corrugated Packaging segment;

•	merchandising display products to approximately 200 customers, the top 10 of which represented approximately 88% of the external sales of our Merchandising Displays segment; and

•	specialty paperboard products to approximately 1,400 customers, the top 10 of which represented approximately 43% of the external sales of our Specialty Paperboard Products segment.

During fiscal 2009, we sold approximately 48% of our coated recycled paperboard mills’ production and 49% of our bleached paperboard production to internal customers, primarily to manufacture folding cartons. Approximately 72% of our containerboard production was sold to internal customers, primarily to manufacture corrugated products. Excluding our gypsum paperboard liner production, which our Seven Hills joint venture sells as discussed below, we sold approximately 50% of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

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

The packaging products, recycled paperboard and containerboard industries have undergone significant consolidation in recent years. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of their customers’ packaging needs. In addition, during recent years, purchasers of paperboard, containerboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, favor our products depending on our competitive position in specific product lines.

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

We estimate that we will spend approximately $5 to $6 million for capital expenditures during fiscal 2010 in connection with matters relating to safety and environmental compliance.

For additional information concerning environmental regulation, see “Note 20. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. Certain of our products and services are also protected by trademarks such as CartonMate®, DuraFrame®, DuraFreeze®, MillMask®, AngelCote®, BlueCuda®, MAXPDQ®, EcoMAX®, AdvantaEdge®, Clik Top®, Formations®, Bio-Pak®, Bio-Plus®, Fold-Pak®, CaseMate®, CitruSaver®, WineGuard®, and Pop-N-Shop™. Our patents and other intellectual property, particularly our patents relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

Employees

At September 30, 2009, we employed approximately 10,300 employees. Of these employees, approximately 7,700 were hourly and approximately 2,600 were salaried. Approximately 3,400 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. Approximately 300 of our employees are working under an expired contract and approximately 1,400 of our employees are covered under collective bargaining agreements that expire within one year. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, specialty recycled paperboard facility during fiscal 2004. Management believes that our relations with our employees are good.

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

Forward-Looking Information

We, or our executive officers and directors on our behalf, may from time to time make “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward-looking statements could involve, among other things, statements regarding any of the following: our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities, our ability to achieve operating efficiencies, and our ability to fund our capital expenditures, interest payments, estimated tax payments, stock repurchases, dividends, working capital needs, and repayments of debt; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; the timing and impact of alternative fuel tax credits; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; amounts and timing of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope and timing of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; the financial condition of our insurers and the impact on our results of operations, financial condition or cash flows in the event of an insurer’s default on their obligations; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

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

Further, our business is subject to a number of general risks that would affect any forward-looking statements, including the risks discussed under Item 1A. “Risk Factors.”

Item 1A.	RISK FACTORS

•	We May Face Increased Costs and Reduced Supply of Raw Materials

Historically, the costs of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. In recent years, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas, coal or other energy through price increases for our products. Further, a reduction in availability of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large, vertically integrated packaging products, paperboard and containerboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America. Competition from foreign manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may continue to inhibit our ability to pass on cost increases to our customers. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. See Item 1. “Business — Competition” and “Business — Sales and Marketing.”

•	We Have Been Dependent on Certain Customers

Each of our segments has certain large customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

•	We May Incur Business Disruptions

We take measures to minimize the risks of disruption at our facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions or short term rises in raw material or energy costs that could materially adversely affect our earnings to varying degrees dependent upon the facility and the duration of the disruption. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

•	We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, and conditions in the financial services markets including counterparty risk, insurance carrier risk and rising interest rates. The current macro-economic challenges, including current conditions in financial and capital markets and relatively high levels of unemployment, may continue to put pressure on the economy. As a result, customers, vendors or counterparties may experience significant cash flow problems. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards, climate control initiatives and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to CERCLA or comparable state statutes. See “Note 20. Commitments and Contingencies” of the Notes to Consolidated Financial Statements. There can be no assurance that any liability we may incur in connection with these superfund sites or other governmental regulation will not be material to our results of operations, financial condition or cash flows.

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

We operate at a total of 100 locations. These facilities are located in 27 states (mainly in the Eastern and Midwestern United States), Canada, Mexico, Chile and Argentina. We own our principal executive offices in Norcross, Georgia. There are 33 owned facilities used by operations in our Consumer Packaging segment, 14 owned and five leased facilities used by operations in our Corrugated Packaging segment, one owned and 16 leased facilities used by operations in our Merchandising Displays segment, and 19 owned and 11 leased facilities used by operations in our Specialty Paperboard Products segment. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.

The following table shows information about our mills. We own all of our mills.

Location of Mill	Production Capacity (in tons @ 9/30/2009)		Paperboard and Containerboard Produced
Solvay, NY	770,000		Recycled containerboard
St. Paul, MN	200,000		Recycled corrugated medium

Total Recycled Containerboard Capacity	970,000

Demopolis, AL	340,000		Bleached paperboard
	100,000		Market pulp

Total Bleached and Market Pulp Capacity	440,000

Battle Creek, MI	160,000		Coated recycled paperboard
St. Paul, MN	160,000		Coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	110,000		Coated recycled paperboard
Dallas, TX	110,000		Coated recycled paperboard
Stroudsburg, PA	78,000		Coated recycled paperboard

Total Coated Recycled Capacity	618,000

Chattanooga, TN	132,000		Specialty recycled paperboard
Lynchburg, VA	103,000	(1)	Specialty recycled paperboard
Eaton, IN	60,000		Specialty recycled paperboard
Cincinnati, OH	53,000		Specialty recycled paperboard
Aurora, IL	32,000		Specialty recycled paperboard

Total Specialty Recycled Capacity	380,000

Total Mill Capacity	2,408,000

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

The following is a list of our significant facilities other than our mills:

Type of Facility	Locations
Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3.	LEGAL PROCEEDINGS

We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows. For additional information regarding litigation to which we are a party, see “Note 20. Commitments and Contingencies” of the Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable — there were no matters submitted to a vote of security holders in our fourth fiscal quarter ended September 30, 2009.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of October 30, 2009, there were approximately 292 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$40.44	$23.87	$30.47	$23.63
Second Quarter	$36.89	$22.84	$32.00	$21.77
Third Quarter	$42.08	$25.95	$37.61	$29.77
Fourth Quarter	$52.58	$36.22	$46.37	$28.76

Dividends

During fiscal 2009 and 2008, we paid a quarterly dividend on our Common Stock of $0.10 per share ($0.40 per share annually). In October 2009, our board of directors approved a resolution to increase our quarterly dividend to $0.15 per share, indicating an annualized dividend of $0.60 per share on our Common Stock.

For additional dividend information, please see Item 6. “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, which will be filed with the SEC on or before December 31, 2009, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 17. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. In August 2007, the board of directors amended our stock repurchase plan to allow for the repurchase of an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased approximately 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2009 and 2008, we did not repurchase any shares of Common Stock. As of September 30, 2009, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2009, 2008, and 2007, and the consolidated balance sheet data as of September 30, 2009 and 2008, from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2006 and 2005, and the consolidated balance sheet data as of September 30, 2007, 2006, and 2005, from audited Consolidated Financial Statements not included in this report. The table that follows is consistent with those presentations.

On March 5, 2008, we acquired the stock of Southern Container. The Southern Container Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2008. On June 6, 2005, we acquired from Gulf States substantially all of the GSPP assets. The GSPP Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2005. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)
Net sales	$2,812.3	$2,838.9	$2,315.8	$2,138.1	$1,733.5
Alternative fuel tax credit, net of expenses (a)	54.1	—	—	—	—
Restructuring and other costs, net	13.4	15.6	4.7	7.8	7.5
Net income	222.3	81.8	81.7	28.7	17.6
Diluted earnings per common share	5.75	2.14	2.07	0.77	0.49
Dividends paid per common share	0.40	0.40	0.39	0.36	0.36
Book value per common share	20.07	16.75	15.51	13.49	12.57

Total assets	2,884.4	3,013.1	1,800.7	1,784.0	1,798.4
Current portion of debt	56.3	245.1	46.0	40.8	7.1
Total long-term debt	1,293.1	1,453.8	676.3	765.3	908.0
Total debt (b)	1,349.4	1,698.9	722.3	806.1	915.1
Shareholders’ equity	776.8	640.5	589.0	508.6	456.2

Net cash provided by operating activities	389.7	240.9	238.3	153.5	153.3
Capital expenditures	75.9	84.2	78.0	64.6	54.3
Cash paid for investment in unconsolidated entities	1.0	0.3	9.6	0.2	0.1
Cash paid for purchase of businesses, including amounts (received from) paid into escrow, net of cash received	(4.0)	817.9	32.1	7.8	552.3
Cash paid for the purchase of a leased facility	8.1	—	—	—	—

Notes (in millions):

(a)

The alternative fuel tax credit, net of expenses represents a reduction of cost of goods sold in our Consumer Packaging segment. This credit, which is not taxable for federal or state income tax purposes, is discussed in “Note 5. Alternative Fuel Tax Credit” of the Notes to Consolidated Financial Statements.

(b)

Total debt includes the aggregate of fair value hedge adjustments resulting from terminated and/or existing fair value interest rate derivatives or swaps of $3.8, $6.6, $8.5, $10.4, and $12.3 during fiscal 2009, 2008, 2007, 2006, and 2005, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment and Market Information

We report our results in four segments: (1) Consumer Packaging, (2) Corrugated Packaging, (3) Merchandising Displays, and (4) Specialty Paperboard Products. See “Note 21. Segment Information” of the Notes to Consolidated Financial Statements.

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

	Year Ended September 30,
	2009	2008	2007
	(In millions)
Net sales (aggregate):
Consumer Packaging	$1,503.1	$1,551.4	$1,459.6
Corrugated Packaging	752.9	607.5	236.7
Merchandising Displays	320.6	350.8	305.8
Specialty Paperboard Products	306.9	392.9	361.7

Total	$2,883.5	$2,902.6	$2,363.8

Less net sales (intersegment):
Consumer Packaging	$25.1	$18.1	$15.0
Corrugated Packaging	37.3	31.1	22.7
Merchandising Displays	0.4	0.4	—
Specialty Paperboard Products	8.4	14.1	10.3

Total	$71.2	$63.7	$48.0

Net sales (unaffiliated customers):
Consumer Packaging	$1,478.0	$1,533.3	$1,444.6
Corrugated Packaging	715.6	576.4	214.0
Merchandising Displays	320.2	350.4	305.8
Specialty Paperboard Products	298.5	378.8	351.4

Total	$2,812.3	$2,838.9	$2,315.8

Segment income:
Consumer Packaging	$228.3	$119.8	$125.2
Corrugated Packaging	178.9	71.3	18.9
Merchandising Displays	31.9	41.9	38.8
Specialty Paperboard Products	26.5	30.3	28.8

Total segment income	465.6	263.3	211.7
Restructuring and other costs, net	(13.4)	(15.6)	(4.7)
Non-allocated expenses	(33.6)	(29.3)	(24.1)
Interest expense	(96.7)	(86.7)	(49.8)
Loss on extinguishment of debt and related items	(4.4)	(1.9)	—
Interest income and other income (expense), net	—	1.6	(1.3)
Minority interest in income of consolidated subsidiaries	(3.6)	(5.3)	(4.8)

Income before income taxes	313.9	126.1	127.0
Income tax expense	(91.6)	(44.3)	(45.3)

Net income	$222.3	$81.8	$81.7

Overview

On March 5, 2008, we acquired Southern Container, which owned the Solvay containerboard mill, eight integrated corrugated box plants, two sheet plants and four high impact graphics facilities. With the acquisition, RockTenn became one of the largest manufacturers of containerboard in North America, and continues as one of America’s leading manufacturers of bleached and recycled paperboard with annual mill capacity of approximately 2.4 million tons. The acquisition added highly integrated low operating cost assets to our Corrugated Packaging segment. We have included the results of Southern Container’s operations in our Corrugated Packaging segment in our financial statements since the March 2, 2008 effective date of the acquisition. We financed the acquisition with $1.2 billion of new senior secured credit facilities and $200 million of 9.25% senior notes due March 2016. See “Note 7. Acquisitions” and “Note 11. Debt”, respectively, of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Segment income for fiscal 2009 increased $202.3 million to $465.6 million compared to fiscal 2008 primarily due to increased earnings in our Corrugated Packaging segment as the Southern Container Acquisition contributed twelve months of earnings in fiscal 2009, compared to seven months of earnings in fiscal 2008, alternative fuel tax credits recorded in fiscal 2009 and comparatively lower recycled fiber and energy costs in fiscal 2009, which were partially offset by generally lower sales volumes. Our Consumer Packaging segment benefited from $54.1 million of alternative fuel tax credits, net of related expenses, for the period from January 22, 2009 to September 30, 2009. The tax credit is scheduled to expire on December 31, 2009; therefore, we expect to record an additional tax credit of approximately $21 million in the first quarter of fiscal 2010. See “Note 5. Alternative Fuel Tax Credit” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

We incurred specific pre-tax charges related to the Southern Container Acquisition aggregating approximately $9 million and $27 million in fiscal 2009 and fiscal 2008, respectively. The specific pre-tax charges in fiscal 2009 consisted of a loss on extinguishment of debt and related items of $2.4 million related to amounts paid in excess of carrying value to redeem certain debt assumed in the acquisition, $3.3 million of integration costs and $3.5 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. The pre-tax charges in fiscal 2008 consisted of $12.7 million of acquisition inventory step up expense, $3.0 million for an acquisition bridge financing fee, $1.9 million of loss on extinguishment of debt and related items associated with the acquisition, $4.6 million of integration costs and $5.0 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders. Net income increased $140.5 million to $222.3 million in fiscal 2009 largely due to the items discussed above.

Results of Operations

We provide below quarterly information to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC and “Note 22. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2009 were $2,812.3 million compared to $2,838.9 million in fiscal 2008. The decrease in net sales was primarily due to reduced sales volumes and lower recycled fiber selling prices which were largely offset by the Southern Container Acquisition, which contributed net sales of $569.4 million for twelve months of operations in fiscal 2009, compared to net sales of $375.9 million for seven months of operations in fiscal 2008, and increased selling prices in some of our segments.

Net sales for fiscal 2008 increased 22.6% to $2,838.9 million compared to $2,315.8 million in fiscal 2007 primarily due to the Southern Container Acquisition which contributed net sales of $375.9 million and increased volume and pricing across our segments.

Net Sales (Aggregate) — Consumer Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2007	$346.8	$363.7	$373.0	$376.1	$1,459.6
2008	374.7	394.8	388.9	393.0	1,551.4
2009	368.8	362.9	377.2	394.2	1,503.1

The 3.1% decrease in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2009 compared to fiscal 2008 was primarily due to lower sales volumes, partially offset by higher selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped decreased 3.2%, 2.5% and 4.3%, respectively.

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

Net Sales (Aggregate) — Corrugated Packaging Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2007	$56.2	$59.3	$60.2	$61.0	$236.7
2008	61.4	112.0	208.9	225.2	607.5
2009	203.2	176.5	186.5	186.7	752.9

The 23.9% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2009 compared to fiscal 2008 was primarily due to the Southern Container Acquisition, which contributed net sales of $569.4 million in fiscal 2009 compared with a contribution of $375.9 million in net sales in fiscal 2008. These increases were partially offset by reduced sales volumes.

The 156.7% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2008 compared to fiscal 2007 was primarily due to the Southern Container Acquisition, which contributed net sales of $375.9 million, and increased sales prices in our legacy corrugated business. These net sales increases were partially offset by an increase in the number of tons that we shipped to a counterparty from which we buy inventory, which are not recorded as sales under generally accepted accounting principles in the United States (“GAAP”) but are accounted for as an inventory swap transaction.

Net Sales (Aggregate) — Merchandising Displays Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2007	$60.9	$82.6	$76.8	$85.5	$305.8
2008	82.0	94.3	86.1	88.4	350.8
2009	74.8	82.9	79.7	83.2	320.6

Net sales for the Merchandising Displays segment decreased 8.6% in fiscal 2009 compared to fiscal 2008 primarily due to decreased demand for promotional displays.

The 14.7% increase in Merchandising Displays segment net sales before intersegment eliminations for fiscal 2008 compared to fiscal 2007 was primarily due to higher sales volumes on strong demand for promotional displays.

Net Sales (Aggregate) — Specialty Paperboard Products Segment

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In millions)
2007	$79.5	$91.9	$94.0	$96.3	$361.7
2008	91.8	99.8	102.1	99.2	392.9
2009	75.3	70.2	77.2	84.2	306.9

The 21.9% decrease in Specialty Paperboard Products segment net sales before intersegment eliminations in fiscal 2009 compared to fiscal 2008 was primarily due to reduced recycled fiber selling prices and lower sales volumes. Specialty recycled paperboard tons shipped decreased 10.9%.

The 8.6% increase in Specialty Paperboard Products segment net sales before intersegment eliminations in fiscal 2008 compared to fiscal 2007 was primarily due to higher sales volumes and pricing for recycled fiber, interior packaging products and specialty paperboard. Specialty recycled paperboard tons shipped increased 4.6%.

Cost of Goods Sold

Cost of goods sold decreased to $2,049.6 million in fiscal 2009 compared to $2,296.8 million in fiscal 2008. Cost of goods sold as a percentage of net sales decreased in fiscal 2009 compared to fiscal 2008 primarily related to a net alternative fuel tax credit of $54.1 million for the period from January 22, 2009 to September 30, 2009 and reduced recycled fiber and energy costs and the impact of an additional five months of higher margin Southern Container sales. Excluding the impact of Southern Container, recycled fiber and energy costs decreased $62 per ton and $26 per ton, respectively, and virgin fiber costs increased approximately $17 per ton, over the prior year. Additionally, excluding the impact of the Southern Container Acquisition, decreased freight expense due to cost reduction programs and lower sales volumes decreased cost of goods sold by $19.2 million. Partially offsetting these amounts, we experienced increased pension expense of $6.3 million and increased group insurance expense of $2.6 million, excluding the impact of the Southern Container Acquisition. Additionally, in fiscal 2008, acquisition accounting required us to step up the value of inventory acquired in the Southern Container Acquisition, which effectively eliminated the manufacturing profit that we would have realized upon sale of that inventory. This write up reduced our pre-tax income in fiscal 2008 by approximately $12.7 million as the acquired inventory was sold and charged to cost of sales.

Cost of goods sold increased to $2,296.8 million in fiscal 2008 compared to $1,870.2 million in fiscal 2007 primarily due to the incremental sales associated with the Southern Container Acquisition. Cost of goods sold as a percentage of sales was essentially flat in fiscal 2008 compared to fiscal 2007, 80.9% in fiscal 2008 and 80.8% in fiscal 2007, as rising input costs and the impact of the acquisition inventory step up expense offset higher pricing and the higher margin Southern Container sales included since the acquisition. Recycled fiber costs, excluding the Solvay mill, and virgin fiber costs increased approximately $23 per ton and $18 per ton, respectively, over the prior fiscal year. Energy and chemical costs at our recycled paperboard mills increased $12 per ton and $5 per ton, respectively, over the prior fiscal year. Excluding the impact of the Southern Container Acquisition, in fiscal 2008 we experienced increased energy costs of approximately $22.0 million, increased freight expense of $8.5 million, increased workers’ compensation expense of $3.0 million and increased group insurance expense of $1.4 million across our operations. We also experienced higher costs associated with our Dallas mill due to a dryer section failure and rebuild in December 2007. Partially offsetting these amounts, in fiscal 2008, we received approximately $1.7 million in recovery of previously expensed environmental remediation costs and incurred reduced pension expense of $4.7 million. We have foreign currency transaction risk primarily due to our operations in Canada. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency” below. The impact of foreign currency transactions in fiscal 2008 compared to fiscal 2007 decreased costs of goods sold by $1.6 million.

We value the majority of our U.S. inventories at the lower of cost or market with cost determined on the last-in first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. This supplemental FIFO earnings information reflects the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
	(In millions)
Cost of goods sold	$2,049.6	$2,057.8	$2,296.8	$2,287.0	$1,870.2	$1,863.4
Net income	222.3	217.2	81.8	88.0	81.7	86.0

Net income in fiscal 2009 is higher under the LIFO method because we experienced a period of declining costs, and net income in fiscal 2008 and 2007 is lower under the LIFO method because we experienced periods of rising costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $20.3 million to $330.8 million in fiscal 2009 compared to $310.5 million in fiscal 2008 due primarily to the additional five months of SG&A expense associated with the Southern Container Acquisition in fiscal 2009. SG&A increased as a percentage of net sales due largely to lower fiscal 2009 net sales associated with lower sales volumes and reduced recycled fiber selling prices, which more than offset the additional five months of net sales associated with the Southern Container Acquisition. Excluding the impact of the Southern Container Acquisition, SG&A expenses in fiscal 2009 were $9.6 million lower than fiscal 2008. We experienced increased aggregate pension expense of $4.3 million, increased stock based compensation expense of $2.2 million, and increased group insurance expense of $1.0 million, excluding the impact of the Southern Container Acquisition. Partially offsetting these amounts, we incurred reduced consulting and outside services for various projects of $4.3 million, commissions expense of $1.7 million due to lower sales volumes, decreased travel and entertainment expense of $1.2 million and reduced bonus expense of $1.1 million, excluding the impact of the Southern Container Acquisition.

SG&A expenses increased $51.4 million to $310.5 million in fiscal 2008 compared to $259.1 million in fiscal 2007 primarily due to SG&A expenses associated with the Southern Container Acquisition. SG&A expenses as a percentage of net sales decreased to 10.9% in fiscal 2008 from 11.2% in fiscal 2007 primarily due to increased net sales from higher sales volumes and prices. Excluding the impact of the Southern Container Acquisition, SG&A labor costs increased $5.7 million, commissions expense increased $2.7 million on increased sales, stock based compensation expense increased $1.9 million, and bad debt expense increased $1.5 million. These increases were partially offset by reduced bonus expense of $2.4 million and reduced pension expense of $1.2 million.

Acquisitions

On March 5, 2008, we acquired the stock of Southern Container for $1,059.9 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and is expected to result in a net present value benefit of approximately $135 million, net of an agreed upon payment included in the purchase price for the election to the sellers of approximately $68.6 million paid to Southern Container’s former stockholders in November 2008. In fiscal 2008, we incurred $26.8 million of debt issuance costs in connection with the transaction. We recorded fair values for acquired assets and liabilities including $374.3 million of goodwill and $108.7 million of intangibles. See “Note 7. Acquisitions” and “Note 11. Debt”, respectively, of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

On January 24, 2007, we acquired, for $32.0 million, the remaining 40% minority interest in Fold-Pak, LLC (“Fold-Pak”, formerly known as GSD Packaging, LLC), giving us sole ownership. These operations are included in the results of our Consumer Packaging segment. We acquired our initial 60% interest in Fold-Pak in connection with the GSPP Acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill.

For additional information, including the opening balance sheet and pro forma information reflecting the Southern Container Acquisition, see “Note 7. Acquisitions” of the Notes to Consolidated Financial Statements.

Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $13.4 million, $15.6 million, and $4.7 million for fiscal 2009, 2008, and 2007, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. In most instances when we close a facility we transfer a substantial portion of the facility’s assets and production to other facilities. We recognize, if necessary, an impairment charge, primarily to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell prior to disposition, is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. We generally expect the integration of the closed facility’s assets and production to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. For additional information, see “Note 8. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements.

Paperboard Tons Shipped and Average Price (in thousands, except Average Price Per Ton)

The table below includes coated recycled paperboard, bleached paperboard and market pulp tons shipped in our Consumer Packaging segment, containerboard tons shipped from our two containerboard mills in our Corrugated Packaging segment, as well as the tons shipped from our specialty recycled mills in our Specialty Paperboard Products segment and the average price per ton of the aggregated group. The decrease in average price per ton in the second quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard included in the average subsequent to the Southern Container Acquisition.

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped (b)	Average Price (Per Ton) (a)(c)
	(In thousands, except Average Price Per Ton)
First Quarter	221.5	74.0	20.9	44.6	$558
Second Quarter	223.0	82.2	24.6	46.2	571
Third Quarter	225.1	90.1	25.6	45.3	588
Fourth Quarter	223.5	88.7	24.8	46.8	596

Fiscal 2007	893.1	335.0	95.9	182.9	$578

First Quarter	217.1	79.6	21.2	44.7	$599
Second Quarter	229.0	84.9	27.8	102.1	587
Third Quarter	235.9	86.3	24.5	218.5	566
Fourth Quarter	234.2	90.7	21.5	244.1	585

Fiscal 2008	916.2	341.5	95.0	609.4	$583

First Quarter	204.9	86.3	20.7	221.9	$596
Second Quarter	212.0	78.3	19.5	188.6	586
Third Quarter	219.8	79.4	24.2	203.0	564
Fourth Quarter	224.3	88.9	26.5	235.2	557

Fiscal 2009	861.0	332.9	90.9	848.7	$575

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills.

(b)	Containerboard Tons Shipped includes corrugated medium and linerboard, which include the Solvay mill tons beginning in March 2008.

(c)	Beginning in the second quarter of fiscal 2008, Average Price Per Ton includes coated and specialty recycled paperboard, containerboard, bleached paperboard and market pulp.

Segment Income

Segment Income — Consumer Packaging Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$346.8	$24.3	7.0%
Second Quarter	363.7	29.7	8.2
Third Quarter	373.0	36.9	9.9
Fourth Quarter	376.1	34.3	9.1

Fiscal 2007	$1,459.6	$125.2	8.6%

First Quarter	$374.7	$28.7	7.7%
Second Quarter	394.8	32.5	8.2
Third Quarter	388.9	27.9	7.2
Fourth Quarter	393.0	30.7	7.8

Fiscal 2008	$1,551.4	$119.8	7.7%

First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8
Third Quarter	377.2	83.0	22.0
Fourth Quarter	394.2	74.6	18.9

Fiscal 2009	$1,503.1	$228.3	15.2%

Segment income of the Consumer Packaging segment for fiscal 2009 increased $108.5 million primarily due to the recognition of the $54.1 million of alternative fuel tax credits, net, and, as previously discussed, decreased recycled fiber, energy and freight costs, increased selling prices and continued operational improvements, which were partially offset by lower sales volumes and increased virgin fiber and chemical costs. Recycled fiber and energy costs decreased approximately $33.0 million, or $59 per ton, and approximately $19.0 million, or $19 per ton, respectively, over the prior year. Freight expense declined $14.8 million due to cost reduction programs and lower sales volumes. Virgin fiber and chemical costs increased approximately $7.2 million and $3.4 million, respectively, and pension and group insurance expense increased $5.1 million and $1.5 million, respectively. Partially offsetting these increases in expense was reduced bonus expense of $2.2 million and reduced salaries expense of $2.1 million.

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

Segment Income — Corrugated Packaging Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$56.2	$6.0	10.7%
Second Quarter	59.3	5.8	9.8
Third Quarter	60.2	4.0	6.6
Fourth Quarter	61.0	3.1	5.1

Fiscal 2007	$236.7	$18.9	8.0%

First Quarter	$61.4	$4.3	7.0%
Second Quarter	112.0	4.4	3.9
Third Quarter	208.9	23.2	11.1
Fourth Quarter	225.2	39.4	17.5

Fiscal 2008	$607.5	$71.3	11.7%

First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6
Third Quarter	186.5	49.6	26.6
Fourth Quarter	186.7	37.1	19.9

Fiscal 2009	$752.9	$178.9	23.8%

Segment income attributable to the Corrugated Packaging segment for fiscal 2009 increased $107.6 million compared to fiscal 2008 primarily due to increased segment income from the Southern Container Acquisition due largely to an additional five months of ownership in fiscal 2009, decreased recycled fiber, energy and chemical costs and continued operational improvements, which were partially offset by lower sales volumes and lower selling prices. At our containerboard mills, recycled fiber, energy and chemical costs decreased approximately $60.9 million, or $72 per ton, approximately $7.4 million, or $9 per ton, and approximately $2.8 million, or $3 per ton, respectively, over the prior year. Freight expense declined $1.1 million due to cost reduction programs and lower sales volumes. Our segment income for fiscal 2008 was reduced by $12.7 million of acquisition inventory charges and $3.8 million due to an upgrade and capacity expansion at our Solvay mill.

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

Segment Income — Merchandising Displays Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$60.9	$5.2	8.5%
Second Quarter	82.6	12.1	14.6
Third Quarter	76.8	10.9	14.2
Fourth Quarter	85.5	10.6	12.4

Fiscal 2007	$305.8	$38.8	12.7%

First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.8	14.6
Third Quarter	86.1	8.4	9.8
Fourth Quarter	88.4	11.7	13.2

Fiscal 2008	$350.8	$41.9	11.9%

First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7
Third Quarter	79.7	8.0	10.0
Fourth Quarter	83.2	9.1	10.9

Fiscal 2009	$320.6	$31.9	10.0%

Segment income attributable to the Merchandising Displays segment for fiscal 2009 decreased $10.0 million, compared to fiscal 2008 primarily due to lower sales volumes.

Merchandising Displays segment income in fiscal 2008 increased $3.1 million, compared to fiscal 2007 due to an increase in display sales which were partially offset by higher input costs and increased salary expense of $1.7 million to support our increased sales levels.

Segment Income — Specialty Paperboard Products Segment

	Net Sales (Aggregate)	Segment Income	Return On Sales
	(In millions, except percentages)
First Quarter	$79.5	$7.3	9.2%
Second Quarter	91.9	7.2	7.8
Third Quarter	94.0	7.8	8.3
Fourth Quarter	96.3	6.5	6.7

Fiscal 2007	$361.7	$28.8	8.0%

First Quarter	$91.8	$7.4	8.1%
Second Quarter	99.8	6.6	6.6
Third Quarter	102.1	7.8	7.6
Fourth Quarter	99.2	8.5	8.6

Fiscal 2008	$392.9	$30.3	7.7%

First Quarter	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8
Third Quarter	77.2	9.4	12.2
Fourth Quarter	84.2	8.1	9.6

Fiscal 2009	$306.9	$26.5	8.6%

Segment income attributable to the Specialty Paperboard Products segment for fiscal 2009 decreased $3.8 million compared to fiscal 2008. The impact of reduced recycled fiber and specialty recycled paperboard selling prices and lower sales volumes were partially offset by a decrease in fiber costs at our specialty mills of approximately $12.9 million, or $61 per ton, and decreased energy costs of approximately $2.9 million, or $13 per ton over the prior year. In fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs. Partially offsetting fiscal 2009 decreases in fiber and energy costs was increased pension and group insurance expense of $1.3 million and $1.2 million over the prior year, respectively. Freight expense declined $2.7 million due to cost reduction programs and lower sales volumes.

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

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities included in segment income in fiscal 2009 was $0.1 million compared to $2.4 million in fiscal 2008. The decrease in income was primarily due to a decline in performance of our Seven Hills and DSA investments. Equity in income of unconsolidated entities included in segment income in fiscal 2008 was $2.4 million compared to $1.1 million in fiscal 2007. Fiscal 2008 includes our share of our Seven Hills, Display Source Alliance (“DSA”) and Quality Packaging Specialists International, LLC (“QPSI”) investments as well as our Pohlig Brothers, LLC (“Pohlig”) and Greenpine Road, LLC (“Greenpine”) investments acquired in the Southern Container Acquisition. Fiscal 2007 includes our share of our Seven Hills as well as our share of our QPSI and DSA investments that we entered into during the first quarter and third quarter of fiscal 2007, respectively.

Interest Expense

Interest expense for fiscal 2009 increased to $96.7 million from $86.7 million due to the impact of twelve months of expense in fiscal 2009 associated with the additional debt required to fund the Southern Container Acquisition, compared to approximately seven months of related expense in the prior year. Deferred financing cost amortization increased $3.1 million and the increase in our average outstanding borrowings increased interest expense by approximately $12.4 million and lower interest rates, net of interest rate swaps, decreased interest expense by approximately $2.5 million. Included in fiscal 2008 was a $3.0 million bridge financing fee.

Interest expense for fiscal 2008 increased to $86.7 million from $49.8 million for fiscal 2007 as a result of the additional debt required to fund the Southern Container Acquisition. Fiscal 2008 interest expense included a $3.0 million bridge financing fee associated with the acquisition. The increase in our average outstanding borrowings increased interest expense by approximately $34.3 million and lower interest rates, net of interest rate swaps, decreased interest expense by approximately $3.1 million. Increased deferred financing cost amortization accounted for $2.7 million.

Loss on Extinguishment of Debt and Related Items

Loss on extinguishment of debt and related items for fiscal 2009 was $4.4 million and primarily included $1.9 million of expense recognized in connection with the tender offer for up to $100 million of our August 2011 Notes (as hereinafter defined) and $2.4 million of expense incurred to retire at 102% of par the Solvay industrial development revenue bonds (the “Solvay IDBs”), which we assumed as part of the Southern Container Acquisition. The $2.4 million was funded by the former Southern Container stockholders. Loss on extinguishment of debt and related items for fiscal 2008, previously included in interest expense, was $1.9 million and was associated with the Southern Container Acquisition.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net for fiscal 2008 was income of $1.6 million primarily due to interest income. Interest income and other income (expense), net was expense of $1.3 million in fiscal 2007 primarily due to a charge for an other than temporary decline in the fair value of a cost method investment.

Minority Interest in Income of Consolidated Subsidiaries

Minority interest in income of our consolidated subsidiaries for fiscal 2009 decreased to $3.6 million from $5.3 million in fiscal 2008 due primarily to lower earnings at our consolidated solid fiber interior packaging subsidiary and the impairment of certain assets at one of our consolidated corrugated graphics subsidiaries. Minority interest in income of our consolidated subsidiaries for fiscal 2008 increased to $5.3 million from $4.8 million in fiscal 2007 primarily as a result of the addition of partially-owned businesses acquired in the Southern Container Acquisition, which together with increased earnings at our RTS subsidiary offset the effect in fiscal 2008 of acquiring the outstanding minority interest in Fold-Pak.

Provision for Income Taxes

For fiscal 2009, we recorded a provision for income taxes of $91.6 million, at an effective rate of 29.2% of pre-tax income, as compared to a provision of $44.3 million for fiscal 2008, at an effective rate of 35.1% of pre-tax income. The effective tax rate for fiscal 2009 was primarily impacted by the exclusion of the alternative fuel tax credit from taxable income, a $1.7 million tax benefit related to research tax credits, and a $3.7 million tax benefit related to other federal and state tax credits. For fiscal 2008, we recorded a provision for income taxes of $44.3 million, at an effective rate of 35.1% of pre-tax income, as compared to a provision of $45.3 million for fiscal 2007, at an effective rate of 35.7% of pre-tax income. We estimate that the annual domestic marginal effective income tax rate for fiscal 2009 was approximately 37%. We discuss the alternative fuel tax credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Tax Credit” and “Note 15. Income Taxes” of the Notes to the Consolidated Financial Statements included herein.

In fiscal 2008, we recorded a deferred tax benefit of $1.4 million related to a tax rate reduction in Canada. We adjusted the rate at which our deferred taxes are computed for state income tax purposes on our domestic operations from approximately 3.4% to approximately 3.7%, resulting in additional tax expense of $0.7 million. We also recorded a benefit of $2.3 million and $0.3 million for research and development and other tax credits, net of valuation allowances, in the United States and Canada, respectively. We also recorded $0.5 million of additional expense to increase our liability for unrecognized tax benefits. Other differences from the statutory federal tax rate are more fully described in “Note 15. Income Taxes” of the Notes to the Consolidated Financial Statements included herein.

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

Selected Balance Sheet Changes

Accrued Pension and Other Long-Term Benefits increased to $161.5 million at September 30, 2009 from $70.8 million at September 30, 2008 and Accumulated Other Comprehensive Loss increased to $108.4 million from $20.4 million during fiscal 2009 primarily as a result of recording the increase in our pension unfunded status. The increase in our unfunded status was primarily due to the 197 basis point decrease in our discount rate in our five defined benefit pension plans’ (“U.S. Qualified Plans”). More information on our pension benefit obligation, the fair value of our pension assets and our accumulated other comprehensive loss is available in “Note 16. Retirement Plans” and “Note 3. Other Comprehensive (Loss) Income” of the Notes to the Consolidated Financial Statements included herein.

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

The sum of cash and cash equivalents and restricted cash and marketable debt securities was $11.8 million at September 30, 2009, and $72.0 million at September 30, 2008. The decrease was primarily due to funds used for debt repayment in the first quarter of fiscal 2009. Our debt balance at September 30, 2009 was $1,349.4 million compared to $1,698.9 million at September 30, 2008. During fiscal 2009, we paid down $349.5 million of debt. We are exposed to changes in interest rates as a result of our debt. We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps, we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At September 30, 2009, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $452 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%.

On March 5, 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes (as defined in “Note 11. Debt” of the Notes to the Consolidated Financial Statements) have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $32.2 million, were $398.7 million at September 30, 2009. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries, incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. On May 29, 2009, we consummated a tender offer for $93.3 million of August 2011 Notes and financed this tender offer with a $100 million add-on to our March 2016 Notes. The purchase price of the $93.3 million of tendered bonds was at a price of 103% of par. Subsequent to September 30, 2009, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million.

In fiscal 2008, in connection with the Southern Container Acquisition we assumed Solvay IDBs totaling $132.3 million and recorded $110.7 million of debt for cash payable to the sellers for cash held to comply with the Solvay IDBs, net of a 2% redemption fee of approximately $2.4 million to terminate the Solvay IDBs, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. On November 3, 2008, the first call date of the Solvay IDBs, we repaid the Solvay IDBs and recorded a loss on extinguishment of debt and related items of $2.4 million due to amounts paid in excess of carrying value. The loss was funded by the former Southern Container stockholders. We repaid the Solvay IDBs using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. On November 14, 2008, we paid the former Southern Container stockholders for the cash payable to sellers primarily with funds from the revolving credit portion of our Credit Facility.

On September 2, 2008, we amended our 364-day receivables-backed financing facility (the “Receivables Facility”) and increased its size from $110.0 million to $175.0 million. On July 14, 2009 we amended our existing Receivables Facility to, among other things, extend the maturity to set it to expire on July 13, 2012 and reduce the size of the facility to $100.0 million. On August 14, 2009 we amended the facility to increase the facility size to $135.0 million. At September 30, 2009 we had $100.0 million outstanding under the Receivables Facility. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables greater than 61 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. Available borrowings, reduced by outstanding letters of credit not drawn upon, were $398.7 million under the revolving credit portion of the Credit Facility. For additional information regarding our outstanding debt, our credit facilities and their securitization, the repayment of the Solvay IDBs and cash payable to sellers, our interest rate swaps and our July 2009 Credit Facility amendment, see “Note 11. Debt” of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities during fiscal 2009 and fiscal 2008 was $389.7 million and $240.9 million, respectively. The increase was primarily due to increased earnings, an increase in deferred income tax benefit due to increases in temporary differences and a net decrease in operating assets and liabilities including reduced cash tax payments as a result of utilizing alternative fuel tax credits. Alternative fuel tax credits reduced our cash tax payments by approximately $30 million in fiscal 2009. We expect to collect in excess of an additional $25 million when we file our 2009 tax return for amounts recorded in fiscal 2009 and reduce fiscal 2010 cash tax payments in excess of $21 million for amounts expected to be earned in the first quarter of fiscal 2010. Net cash provided by operating activities during fiscal 2008 and 2007 was $240.9 million and $238.3 million, respectively. We had a net use of working capital of $1.0 million as our increased accounts receivable balance was impacted primarily by higher sales prices and volumes offset by our increased accounts payable balance which was impacted by higher input costs and both were impacted by our ongoing working capital improvement initiatives. Fiscal 2008 included net proceeds from termination of cash flow interest rate hedges of $6.9 million. Fiscal 2007 was impacted by a greater source of funds for working capital due to our ongoing working capital improvement initiatives.

Net cash used for investing activities was $75.4 million during fiscal 2009 compared to $895.2 million in fiscal 2008. Net cash used for investing activities in fiscal 2009 consisted primarily of $75.9 million of capital expenditures and $8.1 million for the purchase of a leased facility. Net cash used for investing activities was $895.2 million during fiscal 2008 compared to $109.1 million in fiscal 2007. Net cash used for investing activities in fiscal 2008 consisted primarily of $816.8 million related to the Southern Container Acquisition and $84.2 million of capital expenditures. Net cash used for investing activities in fiscal 2007 consisted primarily of $78.0 million of capital expenditures, $32.0 million paid to acquire the remaining 40% interest in Fold-Pak, and $9.6 million of investment in unconsolidated entities, primarily for our interest in QPSI in our Merchandising Displays segment. Partially offsetting these amounts in fiscal 2007 was a return of capital of $6.5 million primarily from our Seven Hills investment.

Net cash used for financing activities was $356.7 million during fiscal 2009 compared to net cash provided by $696.5 million in fiscal 2008. Fiscal 2009 primarily included net repayments of debt aggregating $346.3 million and cash dividends paid to shareholders of $15.3 million, which was partially offset by the reduction in restricted cash and investments of $19.2 million. In fiscal 2008, net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $737.7 million. Partially offsetting these amounts were $27.1 million of debt issuance costs and cash dividends paid to shareholders of $15.2 million. Net cash used for financing activities in fiscal 2007 was $124.9 million and consisted primarily of net repayments of debt of $86.8 million, purchases of Common Stock of $58.7 million, cash dividends paid to shareholders of $15.4 million, repayments of advances from an unconsolidated entity of $5.4 million, and distributions paid to minority interest partners of $4.2 million. These items were partially offset by $31.5 million in issuances of Common Stock and $14.1 million for tax benefits from share-based compensation. In fiscal 2007, cash from the issuance of Common Stock increased due to the exercise of stock options for approximately 2.3 million shares.

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

Our capital expenditures aggregated $75.9 million in fiscal 2009. We used these expenditures primarily for the purchase and upgrading of machinery and equipment. We were obligated to purchase approximately $10 million of fixed assets at September 30, 2009. We estimate that our capital expenditures will aggregate approximately $90 to $95 million in fiscal 2010. Included in our capital expenditures estimate is approximately $5 to $6 million for capital expenditures that we expect to spend during fiscal 2010 in connection with matters relating to environmental compliance.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2010, 2011 and 2012.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of September 30, 2009. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount. We have also made guarantees, primarily for certain debt, related to three equity investees in an amount less than $7 million. We have no material off balance sheet arrangements. For additional information regarding our guarantees, see “Note 20. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

During fiscal 2009 and 2008, we made contributions of $40.9 and $15.9 million, respectively, to our pension and supplemental retirement plans. The under funded status of our plans at September 30, 2009 was $161.6 million. Based on current facts and assumptions, we anticipate contributing approximately $26 million to our U.S. Qualified Plans in fiscal 2010. Future contributions are subject to changes in our under funded status based on factors such as discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. Other than any potential financial impacts resulting from the uncertainty associated with the current turmoil in the financial and capital markets, we do not expect complying with the Pension Act will have a material adverse effect on our results of operations, financial condition or cash flows. However, the current turmoil in the financial and capital markets may require us to materially increase our funding.

During fiscal 2009, we recorded a charge to other comprehensive income of $2.1 million for foreign currency translation adjustments, primarily due to the change in the Canadian/U.S. dollar exchange rates; and we recorded deferred losses, net of reclassification adjustments included in earnings, to other comprehensive income of $11.5 million, net of tax, related primarily to our interest rate derivative cash flow hedges; we recorded deferred losses and costs, net of amortization adjustments, to other comprehensive income of $74.4 million, net of tax, related to pension obligation adjustments.

In October 2009, our board of directors approved a resolution to pay our quarterly dividend of $0.15 per share indicating an annualized dividend of $0.60 per share on our Common Stock.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011 & 2012	Fiscal 2013 & 2014	Thereafter
	(In millions)
Long-term debt, including current portion (a)(e)	$1,348.2	$56.3	$528.8	$441.3	$321.8
Operating lease obligations (b)	34.0	10.9	12.6	6.7	3.8
Purchase obligations and other (c)(d)(f)(g)	284.3	204.1	68.6	9.4	2.2

Total	$1,666.5	$271.3	$610.0	$457.4	$327.8

(a)

We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, and Credit Facility. For purposes of this table, we assume that all of our long-term debt will be held to maturity, except for our March 2013 Notes, which we expect will be paid in full or refinanced by September 15, 2012 as discussed in footnote (d) of “Note 11. Debt” referenced below. Also included in the “Fiscal 2011 & 2012” column in the table above is our August 2011 Notes (as defined in “Note 11. Debt” of the Notes to the Consolidated Financial Statements). We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate fair value hedge adjustments resulting from terminated interest rate derivatives of $3.8 million and excluded unamortized discounts of $2.6 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 11. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 14. Leases” of the Notes to Consolidated Financial Statements.

(c)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)

Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date, therefore, the earliest date on which we could be required to purchase our partner’s interest is March 29, 2012. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million, which would result in a purchase price of approximately 60% of our partner’s share of the net equity reflected on Seven Hills’ September 30, 2009 balance sheet. We have not included the $14 million in the table above.

(e)

We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because none of our other long-term liabilities has a definite pay-out scheme. As discussed in “Note 16. Retirement Plans” of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our Company, and whether the employee elects lump-sum or installment payments. In addition, we have not included in the table pension funding requirements because such amounts are not available for all periods presented. We estimate that we will contribute approximately $26 million to our pension plans in fiscal 2010. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. During fiscal 2009, we contributed approximately $41 million to our pension and supplemental retirement plans.

(f)

The Solvay mill steam supply contract expires in December 2018. We may cancel the contract subject to certain penalties. Included for fiscal 2010 in the table above is $5.9 million for the non-cancellable portion of the steam supply contract.

(g)

Included in the line item “Purchase obligations and other” is an aggregate $13.3 million of certain provisions of ASC 740 (as hereinafter defined) liabilities based on our estimate of cash settlement with the respective taxing authorities.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

For information concerning certain related party transactions, see “Note 19. Related Party Transactions” of the Notes to Consolidated Financial Statements.

Stock Repurchase Program

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. In August 2007 our board of directors amended our stock repurchase plan to allow for the repurchase of an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2009 and 2008, we did not repurchase any shares of Common Stock. At September 30, 2009, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1. “Business — Governmental Regulation — Environmental Regulation.”

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions. At September 30, 2009, our accounts receivable net of allowances of $8.8 million was $305.5 million; a 1% additional loss on accounts receivable would be $3.1 million and a 5% change in our allowance assumptions would change our allowance by approximately $0.4 million.

Inventory

We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value, depending on the inventory. Management frequently reviews inventory to determine the necessity to markdown excess, obsolete or unsaleable inventory. Judgment and uncertainty exists with respect to this estimate because it requires management to assess customer and market demand. These estimates may prove to be inaccurate, in which case we may have overstated or understated the markdown required for excess, obsolete or unsaleable inventory. We have not made any material changes in the accounting methodology used to markdown inventory during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate inventory markdowns. While these markdowns have historically been within our expectations and the markdowns we established, it is possible that our reserves could be higher or lower in the future if our estimates are inaccurate. At September 30, 2009, our inventory reserves were $3.1 million; a 5% change in our inventory allowance assumptions would change our reserve by approximately $0.2 million.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include a standard cost system, average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage). Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2009, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates and beliefs we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units with a material amount of goodwill at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow the provisions included in ASC 360, “Property, Plant and Equipment”, in determining whether the carrying value of any of our long-lived assets is impaired. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed over their estimated useful lives ranging from 5 to 40 years and have a weighted average life of approximately 20.4 years. We identify the weighted average lives of our intangible assets by category in “Note 9. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

Purchase Price Allocations

From time to time, we may enter into material business combinations. The purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal of certain tangible and intangible assets. Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the date of acquisition to obtain all of the information that we have arranged to obtain and that is known to be obtainable to finalize the purchase price allocation. Until such time, the purchase price allocation may remain subject to change based on final valuations of assets acquired and liabilities assumed and may be subject to material revision.

Fair Value of Financial Instruments

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. Financial instruments recognized at fair value include mutual fund investments and derivative contracts. We measure the fair value of our mutual fund investments based on quoted prices in active markets. We measure the fair value of our derivative contracts based on the discounted value of future cash flows. At September 30, 2009, a hypothetical increase or decrease of up to 100 basis points in the LIBOR forward curve would increase or decrease the aggregate fair value of our interest rate swap derivatives by $7.5 million or $5.9 million, respectively. We discuss fair values in more detail in “Note 13. Fair Value” of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our tax assets and obligations using historical experience for the particular jurisdiction and our expectations regarding the future outcome of the related matters. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax expense and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1%

increase in our effective tax rate would increase tax expense by approximately $3.1 million for fiscal 2009. A 1% increase in our estimated tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2009 consolidated balance sheet, would increase tax expense by approximately $5.1 million for fiscal 2009.

Pension Plans

We have five defined benefit pension plans, with approximately 42% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 16. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise some degree of judgment when selecting these assumptions.

The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables. Certain significant variables require us to make assumptions such as a discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

Our discount rate used for determining future net periodic benefit cost for each plan is based on the Citigroup Pension Discount Curve. We project benefit cash flows from our defined benefit plans against discount rates published in the September 30, 2009 Citigroup Pension Discount Curve matched to fit our expected liability payment pattern. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. To set the discount rate for our U.S. Qualified Plans, the weighted average of the discount rate for these plans was used. The expected liability payment pattern in the SERP differs materially from that of the U.S. Qualified Plans so the discount rate for the SERP was determined separately. We believe these discount rates applied to the future defined benefit payment streams for our plans results in an appropriate measure of our obligations. For measuring benefit obligations of our U.S. Qualified Plans as of September 30, 2009 and September 30, 2008 we employed a discount rate of 5.53% and 7.50%, respectively. The 197 basis point decrease in our U.S. Qualified Plans discount rate compared to the prior measurement date and the negative return on plan assets experienced in fiscal 2009 was partially offset by our $40.9 million of employer contributions to our pension and supplemental retirement plans in fiscal 2009, resulting in a $91.2 million decrease in funded status compared to the prior fiscal year. For measuring benefit obligations of our SERP as of September 30, 2009 and September 30, 2008 we employed a discount rate of 4.21% and 7.375%, respectively.

In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies. As of September 30, 2009 and 2008, we used an expected return on plan assets of 8.65%. The plan assets are divided among various investment classes. As of September 30, 2009, approximately 55% of plan assets were invested with equity managers, approximately 35% of plan assets were invested with fixed income managers, and approximately 10% of plan assets were held in cash. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recognized expenses in such future periods. For fiscal 2009, our pension plans had actual losses on plan assets of $4.1 million, including administrative fees, as compared with expected returns on plan assets of $22.4 million, which resulted in a net deferred loss of $26.5 million. At September 30, 2009, we had an unrecognized actuarial loss of $211.4 million. In fiscal 2010, we expect to charge to net periodic pension cost approximately $17.8 million of this unrecognized loss. The amount of this unrecognized loss charged to pension cost in future years is dependent upon future interest rates and pension investment results. A 25 basis point change in the discount rate, the expected increase in compensation levels or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2009 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(1.1)	$1.1

Compensation level	$0.1	$(0.1)

Expected long-term rate of return on plan assets	$(0.6)	$0.6

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

In fiscal 2009, we made cash contributions to the U.S. Qualified Plans aggregating $40.1 million which exceeded the $10.4 million contribution required by ERISA. In fiscal 2008, we made cash contributions to the U.S. Qualified Plans aggregating $15.7 million which exceeded the $15.1 million contribution required by ERISA. Based on current assumptions, our projected funding to the U.S. Qualified Plans will be approximately $26 million in fiscal 2010. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount.

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

Derivative Instruments

We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. From time to time we use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. See “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 12. Derivatives” of the Notes to Consolidated Financial Statements.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2009 and September 30, 2008, if market interest rates increase an average of 100 basis points, after considering the effects of our interest rate swaps in effect, our interest expense would have increased by $2.1 million and $4.0 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2009 and 2008, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.1 million in fiscal 2009 and $1.3 million in fiscal 2008.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were $2.8 million lower in fiscal 2009 than if we had translated the same earnings using fiscal 2008 exchange rates. Translated earnings were $1.2 million higher in fiscal 2008 than if we had translated the same earnings using fiscal 2007 exchange rates.

During fiscal 2009 and 2008, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $1.8 million and $1.7 million, respectively.

Commodities

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 74% of our fiscal 2009 fiber purchases. The remaining 26% of our fiber purchases consists of a number of other grades of recycled paper.

Including purchases made by our Solvay mill for the seven months we owned it in fiscal 2008, a hypothetical 10% increase in total fiber prices, would have increased our costs by $13 million and $20 million in fiscal 2009 and 2008, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices, would have increased our costs by $6 million in each of fiscal 2009 and 2008, respectively. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Solid Bleached Sulphate

We purchase solid bleached sulphate (“SBS”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in SBS prices throughout each year would have increased our costs by approximately $11 million during fiscal 2009 and by approximately $13 million during fiscal 2008. In times of higher SBS prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Coated Unbleached Kraft

We purchase Coated Unbleached Kraft (“CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices throughout each year would have increased our costs by approximately $9 million during fiscal 2009 and by approximately $10 million during fiscal 2008. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

In fiscal 2009, we converted approximately 700,000 tons of corrugated medium and linerboard in our corrugated box converting operations into corrugated sheet stock. A hypothetical 10% increase in linerboard and corrugated medium costs throughout each year, including purchases made by the operations acquired in the Southern Container Acquisition for the seven months we owned them in fiscal 2008, would have resulted in increased costs of approximately $39 million and $29 million during fiscal 2009 and 2008, respectively. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Energy

Energy is one of the most significant manufacturing costs of our mill operations. We use natural gas, electricity, fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines and we use primarily electricity for our converting equipment. Our bleached paperboard mill uses wood by-products for most of its energy. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas.

We spent approximately $147 million on all energy sources in fiscal 2009. Natural gas and fuel oil accounted for approximately 34% (8.5 million MMBtu, which is lower than fiscal 2008 due primarily to decreased mill volumes) of our total energy purchases in fiscal 2009. Our Solvay mill purchases its process steam under a long-term contract with an adjacent coal fired power plant — with steam pricing based primarily on coal prices. The mill’s electric energy supply is low priced due to the availability of hydro-based electric power. A hypothetical 10% increase in the price of energy throughout the year would have increased our cost of energy by $15 million.

We spent approximately $172 million on all energy sources in fiscal 2008. Natural gas and fuel oil accounted for approximately 48% (9.0 million MMBtu) of our total energy purchases in fiscal 2008. Excluding fixed price natural gas forward contracts, a hypothetical 10% increase in the price of energy throughout the year would have increased our cost of energy by $17 million.

We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 22. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2009	2008	2007
	(In millions, except per share data)
Net sales	$2,812.3	$2,838.9	$2,315.8
Cost of goods sold (net of alternative fuel tax credit of $54.1, $0 and $0)	2,049.6	2,296.8	1,870.2

Gross profit	762.7	542.1	445.6
Selling, general and administrative expenses	330.8	310.5	259.1
Restructuring and other costs, net	13.4	15.6	4.7

Operating profit	418.5	216.0	181.8
Interest expense	(96.7)	(86.7)	(49.8)
Loss on extinguishment of debt and related items	(4.4)	(1.9)	—
Interest income and other income (expense), net	—	1.6	(1.3)
Equity in income of unconsolidated entities	0.1	2.4	1.1
Minority interest in income of consolidated subsidiaries	(3.6)	(5.3)	(4.8)

Income before income taxes	313.9	126.1	127.0
Income tax expense	(91.6)	(44.3)	(45.3)

Net income	$222.3	$81.8	$81.7

Basic earnings per share	$5.87	$2.19	$2.12

Diluted earnings per share	$5.75	$2.14	$2.07

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11.8	$52.8
Restricted cash and marketable debt securities	—	19.2
Accounts receivable (net of allowances of $8.8 and $9.0)	305.5	304.3
Inventories	275.1	283.0
Other current assets	65.0	49.2
Assets held for sale	0.9	0.7

Total current assets	658.3	709.2

Property, plant and equipment at cost:
Land and buildings	413.8	398.3
Machinery and equipment	1,857.1	1,826.2
Transportation equipment	13.5	15.2
Leasehold improvements	5.4	7.6

	2,289.8	2,247.3
Less accumulated depreciation and amortization	(1,013.7)	(914.2)

Net property, plant and equipment	1,276.1	1,333.1
Goodwill	736.4	727.0
Intangibles, net	151.3	176.9
Investment in unconsolidated entities	23.8	29.4
Other assets	38.5	37.5

	$2,884.4	$3,013.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$56.3	$245.1
Accounts payable	233.9	241.5
Accrued compensation and benefits	88.0	95.2
Other current liabilities	71.1	65.9

Total current liabilities	449.3	647.7

Long-term debt due after one year	1,289.3	1,447.2
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	3.8	6.6

Total long-term debt	1,293.1	1,453.8

Accrued pension and other long-term benefits	161.5	70.8
Deferred income taxes	149.2	153.3
Other long-term liabilities	36.7	29.4
Commitments and contingencies (Notes 14 and 20)

Minority interest	17.8	17.6

Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,707,695 and 38,228,523 shares outstanding at September 30, 2009 and September 30, 2008, respectively	0.4	0.4
Capital in excess of par value	264.5	238.8
Retained earnings	620.3	421.7
Accumulated other comprehensive loss	(108.4)	(20.4)

Total shareholders’ equity	776.8	640.5

	$2,884.4	$3,013.1

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended September 30,
	2009	2008	2007
	(In millions, except share and per share data)
Number of Class A Common Shares Outstanding:
Balance at beginning of year	38,228,523	37,988,779	37,688,522
Shares granted under restricted stock plan	194,885	25,000	165,497
Restricted stock grants forfeited	(26,499)	(59,499)	—
Issuance of Class A common stock, net of stock received for minimum tax withholdings	310,786	274,243	2,278,460
Purchases of Class A common stock	—	—	(2,143,700)

Balance at end of year	38,707,695	38,228,523	37,988,779

Class A Common Stock:
Balance at beginning of year	$0.4	$0.4	$0.4

Balance at end of year	0.4	0.4	0.4

Capital in Excess of Par Value:
Balance at beginning of year	238.8	222.6	179.6
Income tax benefit from share-based plans	5.5	1.8	14.1
Compensation expense under share-based plans	11.9	9.2	7.3
Issuance of Class A common stock, net of stock received for minimum tax withholdings	8.3	5.2	33.6
Purchases of Class A common stock	—	—	(12.0)

Balance at end of year	264.5	238.8	222.6

Retained Earnings:
Balance at beginning of year	421.7	357.8	341.2
Net income	222.3	81.8	81.7
Impact of adopting certain provisions of ASC 740 (as hereinafter defined)	—	(1.8)	—
Cash dividends (per share — $0.40, $0.40 and $0.39)	(15.3)	(15.2)	(15.4)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(8.4)	(0.9)	(3.0)
Purchases of Class A common stock	—	—	(46.7)

Balance at end of year	620.3	421.7	357.8

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(20.4)	8.2	(12.6)
Foreign currency translation (loss) gain	(2.1)	(12.0)	14.0
Net deferred (loss) gain on cash flow hedge derivatives	(16.7)	1.9	(0.4)
Reclassification adjustment of net loss (gain) on cash flow hedge derivatives included in earnings	5.2	0.6	(2.5)
Pension liability adjustments, prior to adoption of certain provisions of ASC 715 (as hereinafter defined)	—	—	24.0
Net actuarial loss arising during period	(78.6)	(21.2)	—
Amortization of net actuarial loss	4.5	2.0	—
Prior service cost arising during period	(1.0)	(0.1)	—
Amortization of prior service cost	0.7	0.2	—

Net other comprehensive (loss) income adjustments, net of tax	(88.0)	(28.6)	35.1
Impact of adopting certain provisions of ASC 715 (as hereinafter defined)	—	—	(14.3)

Balance at end of year	(108.4)	(20.4)	8.2

Total Shareholders’ Equity	$776.8	$640.5	$589.0

Comprehensive Income:
Net income	$222.3	$81.8	$81.7
Net other comprehensive (loss) income adjustments, net of tax	(88.0)	(28.6)	35.1

Total comprehensive income	$134.3	$53.2	$116.8

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In millions)
Operating activities:
Net income	$222.3	$81.8	$81.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.0	133.4	103.7
Deferred income tax expense	46.0	22.8	22.2
Share-based compensation expense	11.9	9.2	7.3
Loss on extinguishment of debt and related items	4.4	1.9	—
(Gain) loss on disposal of plant and equipment and other, net	2.8	(0.4)	0.9
Minority interest in income of consolidated subsidiaries	3.6	5.3	4.8
Equity in income of unconsolidated entities	(0.1)	(2.4)	(1.1)
Proceeds from (payment on) termination of cash flow interest rate hedges	—	6.9	(0.7)
Pension funding more than expense	(23.1)	(7.1)	(7.5)
Alternative fuel tax credit benefit	(55.4)	—	—
Impairment adjustments and other non-cash items	3.1	2.8	2.0
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(0.3)	(25.3)	3.4
Inventories	8.0	2.2	(2.6)
Other assets	(12.1)	1.1	3.0
Accounts payable	(6.4)	32.8	18.7
Income taxes	45.4	(12.5)	(4.3)
Accrued liabilities and other	(10.4)	(11.6)	6.8

Net cash provided by operating activities	389.7	240.9	238.3
Investing activities:
Capital expenditures	(75.9)	(84.2)	(78.0)
Cash paid for the purchase of a leased facility	(8.1)	—	—
Cash paid for purchase of businesses, including amounts received from (paid into) escrow, net of cash received	4.0	(817.9)	(32.1)
Investment in unconsolidated entities	(1.0)	(0.3)	(9.6)
Return of capital from unconsolidated entities	4.1	0.8	6.5
Proceeds from sale of property, plant and equipment	1.4	6.4	2.8
Proceeds from property, plant and equipment insurance settlement	0.1	—	1.3

Net cash used for investing activities	(75.4)	(895.2)	(109.1)
Financing activities:
Proceeds from issuance of notes	100.0	198.6	—
Additions to revolving credit facilities	230.8	206.0	68.1
Repayments of revolving credit facilities	(244.6)	(238.7)	(91.9)
Additions to debt	119.6	764.0	22.1
Repayments of debt	(552.1)	(192.2)	(85.1)
Debt issuance costs	(4.4)	(27.1)	—
Cash paid for debt extinguishment costs	(5.2)	—	—
Restricted cash and investments	19.2	(0.4)	—
Issuances of common stock, net of related minimum tax withholdings	(0.1)	4.3	31.5
Purchases of common stock	—	—	(58.7)
Excess tax benefits from share-based compensation	5.5	1.8	14.1
Capital contributed to consolidated subsidiary from minority interest	1.7	—	—
(Repayments to) advances from unconsolidated entity	(7.0)	0.7	(5.4)
Cash dividends paid to shareholders	(15.3)	(15.2)	(15.4)
Cash distributions paid to minority interest	(4.8)	(5.3)	(4.2)

Net cash (used for) provided by financing activities	(356.7)	696.5	(124.9)
Effect of exchange rate changes on cash and cash equivalents	1.4	(0.3)	(0.3)

(Decrease) increase in cash and cash equivalents	(41.0)	41.9	4.0
Cash and cash equivalents at beginning of year	52.8	10.9	6.9

Cash and cash equivalents at end of year	$11.8	$52.8	$10.9

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2009	2008	2007
	(In millions)
Cash paid during the period for:
Income taxes, net of refunds	$(3.9)	$31.4	$13.1
Interest, net of amounts capitalized	104.9	82.5	54.4

Supplemental schedule of non-cash investing and financing activities:

The fiscal 2007 line item “Issuance of Class A common stock net of stock received for minimum tax withholdings” in our consolidated statements of shareholders’ equity differs from the fiscal 2007 line item “Issuances of common stock, net of related minimum tax withholdings” in our consolidated statements of cash flows due to $0.9 million of receivables from the sale of stock being outstanding from employees at September 30, 2006. These receivables were collected in fiscal 2007.

Liabilities assumed in the table below primarily reflect the March 5, 2008 acquisition of Southern Container Corp. (“Southern Container” and “Southern Container Acquisition”) and reflects the final purchase price allocation completed during fiscal 2009. In conjunction with the Southern Container Acquisition, we also assumed debt.

Year Ended September 30,
2008
(In millions)
Fair value of assets acquired, including goodwill	$1,188.2
Cash paid, net of cash received	817.9

Liabilities assumed	$370.3

Included in liabilities assumed are the following items:

Debt assumed in acquisition	$132.4
Cash payable to sellers in connection with the acquisition	110.7

Total debt assumed	$243.1

For additional information on the Southern Container Acquisition and financing see “Note 7. Acquisitions” and “Note 11. Debt”.

In fiscal 2007, we contributed $3.9 million of assets to our unconsolidated Display Source Alliance, LLC joint venture. The assets consisted primarily of equipment and inventory.

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

We have determined that Seven Hills, DSA, Pohlig and Greenpine are variable interest entities as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation.” We are not, however, the primary beneficiary of each of these entities. Accordingly, we use the equity method to account for our investment in Seven Hills, DSA, Pohlig and Greenpine. We have accounted for our investment in QPSI under the equity method.

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

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of acquired business to the fair

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

Derivatives

We are exposed to interest rate risk, commodity price risk, and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into in order to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated as cash flow hedges of floating rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases of those commodities. In addition, certain commodity derivative contracts and physical commodity contracts that are determined to be derivatives are not designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to our receivables denominated in Canadian dollars.

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

For derivative instruments that are designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings in the same line item associated with the forecasted hedged transaction, and in the same period or periods during which the forecasted hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

For derivative instruments not designated as accounting hedges, the gain or loss is recognized in current earnings.

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

Restricted Cash and Marketable Debt Securities

As part of the Southern Container Acquisition we received restricted cash and marketable debt securities. At September 30, 2008, restricted cash and marketable debt securities were classified in the balance sheet in current assets because they were to be used within a year for payment of existing or maturing obligations. We classified these marketable debt securities as available-for-sale. We carried these securities at fair market value based on current market quotes. There was no significant unrealized gain or loss in fiscal 2009 or 2008. The restricted cash and securities were liquidated in November 2008 at amounts that approximated carrying value as of September 30, 2008.

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 to 45 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2009, 2008, and 2007, we recorded bad debt expense of $2.6 million, $3.1 million, and $1.0 million, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Balance at the beginning of period	$9.0	$5.4	$5.2
Reduction in sales and charges to costs and expenses	39.2	35.9	22.6
Southern Container opening balance	—	4.7	—
Deductions	(39.4)	(37.0)	(22.4)

Balance at the end of period	$8.8	$9.0	$5.4

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at lower of cost or market, with cost determined using methods that approximate cost computed on a first-in, first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories and spare parts inventories and aggregate approximately 24.7% and 23.3% of FIFO cost of all inventory at September 30, 2009 and 2008, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include a standard cost system, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage). Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2009, 2008, and 2007, we capitalized interest of approximately $0.5 million, $0.8 million, and $0.8 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-44 years
Transportation equipment	3-8 years

Generally our machinery and equipment have estimated useful lives between 3 and 20 years; however, select portions of machinery and equipment at our mills have estimated useful lives up to 44 years. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2009, 2008, and 2007 was approximately $130.6 million, $118.9 million, and $96.6 million, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other”. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.

The goodwill impairment model is a two-step process. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we must complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2009 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. First, we determine whether indicators of impairment are present. ASC 360 requires us to review long-lived assets for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. Accordingly, while we do routinely assess whether impairment indicators are present, we do not routinely perform tests of recoverability. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. Third, if such estimated undiscounted cash flows do not exceed the carrying value,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated cost to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging generally from 5 to 40 years and have a weighted average life of approximately 20.4 years.

Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Purchase Price Allocations

From time to time, we may enter into material business combinations. In accordance with ASC 805, “Business Combinations”, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal of certain tangible and intangible assets. Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the date of acquisition to obtain all of the information that we have arranged to obtain and that is known to be obtainable to finalize the purchase price allocation. Until such time, the purchase price allocation may remain subject to change based on final valuations of assets acquired and liabilities assumed and may be subject to material revision.

Fair Value of Financial Instruments

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. Financial instruments recognized at fair value include mutual fund investments and derivative contracts. We measure the fair value of our mutual fund investments based on quoted prices in active markets. We measure the fair value of our derivative contracts based on the discounted value of future cash flows. We discuss fair values in more detail in “Note 13. Fair Value”.

Health Insurance

We are self-insured for the majority of our group health insurance costs, subject to specific retention levels. We calculate our group health insurance reserve on an undiscounted basis based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves on an undiscounted basis based on estimated actuarially calculated development factors.

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value. See “Note 15. Income Taxes”.

We have elected to treat earnings from certain foreign subsidiaries, from the date we acquired those subsidiaries, as subject to repatriation, and we provide for taxes accordingly. However, we consider all earnings of our other foreign subsidiaries indefinitely reinvested in those respective operations. We have not provided for any incremental United States taxes that would be due upon repatriation of those earnings into the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Pension and Other Post-Retirement Benefits

We account for pensions in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 16. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Stock Based Compensation

We account for stock based compensation in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our 2004 Incentive Stock Plan, we can award shares of restricted Common Stock to employees and our board of directors. The grants generally vest over a period of 3 to 5 years depending on the nature of the award, except for non-employee director grants which vest over one year. Our restricted stock grants generally contain market or performance conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 17. Shareholders’ Equity” for additional information.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Asset retirement obligations consist primarily of wastewater lagoon and landfill closure costs at certain of our paperboard mills. The amount accrued is not significant.

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

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in shareholders’ equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain of $0.6 million in fiscal 2009 and 2008 and recorded a loss of $0.9 million in fiscal 2007 from foreign currency transactions.

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

New Accounting Standards — Recently Adopted

In June 2009, the FASB issued FASB Statement No. 168, “Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have updated our GAAP references accordingly. SFAS 168 was codified in ASC 105, “Generally Accepted Accounting Principles”.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued certain provisions included in ASC 825, “Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These provisions were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We began providing the related disclosures starting with our interim financial statements as of June 30, 2009.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855 as of June 30, 2009, and it did not have an impact on our consolidated financial position, results of operations, and cash flows.

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. ASC 820, as issued, was effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for us). In February 2008, the FASB amended certain provisions of ASC 820 to defer for one year the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted ASC 820, as amended, as of October 1, 2008, the beginning of our current fiscal year. See “Note 13. Fair Value” to our Consolidated Financial Statements.

In March 2008, the FASB issued certain provisions of ASC 815, “Derivatives and Hedging”. These provisions require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions are effective for fiscal years and interim periods beginning after November 15, 2008. We adopted these provisions on January 1, 2009, and have included the additional disclosures in “Note 12. Derivatives” to our Consolidated Financial Statements. The provisions apply only to financial statement disclosures and, accordingly, had no impact on our consolidated financial position, results of operations, and cash flows.

New Accounting Standards — Recently Issued

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under ASC 860 “Transfers and Servicing”. SFAS 166 is effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us). We are currently evaluating the effect of adopting SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)” (“SFAS 167”). SFAS 167 revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 (October 1,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the effect of adopting SFAS 167 on our consolidated financial statements.

In June 2008, the FASB issued certain provisions of ASC 260, “Earnings Per Share”, which state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method as described in ASC 260. These provisions are effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. These provisions require all presented prior-period earnings per share data to be adjusted. We are currently evaluating the effect the implementation of these new provisions will have on our consolidated financial statements, and we believe the adoption will not materially change the previously reported computed earnings per share.

In December 2007, the FASB issued ASC 805, “Business Combinations”. ASC 805 expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC 805 also requires that all assets, liabilities, contingent considerations, and, under certain circumstances, contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, ASC 805 requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. The effect the implementation of ASC 805 will have on our consolidated financial statements will depend upon the facts and circumstances of future acquisitions.

In December 2007, the FASB issued certain provisions of ASC 810, “Consolidation”, which change the accounting and reporting for minority interests such that minority interests generally will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. These provisions are effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We are currently evaluating the effect the implementation of these provisions will have on our consolidated financial statements.

In February 2008, the FASB amended certain provisions of ASC 820, “Fair Value Measurements and Disclosures” that deferred the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), until fiscal years beginning after November 15, 2008 (October 1, 2009 for us). We are currently evaluating the effect these provisions will have on our consolidated financial statements.

Reclassifications

We have made certain reclassifications to prior year amounts to conform to the current year presentation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except for earnings per share information):

	Year Ended September 30,
	2009	2008	2007
Numerator:
Net income	$222.3	$81.8	$81.7

Denominator:
Denominator for basic earnings per share — weighted average shares	37.9	37.4	38.5
Effect of dilutive stock options and restricted stock awards	0.8	0.8	1.0

Denominator for diluted earnings per share — weighted average shares and assumed conversions	38.7	38.2	39.5

Basic earnings per share:
Net income per share — basic	$5.87	$2.19	$2.12

Diluted earnings per share:
Net income per share — diluted	$5.75	$2.14	$2.07

Options to purchase 0.4 million, 0.4 million and 0.1 million shares of Common Stock in fiscal 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3. Other Comprehensive (Loss) Income

Accumulated other comprehensive loss is comprised of the following, net of taxes (in millions):

	September 30,
	2009	2008
Foreign currency translation gain	$35.4	$37.5
Net deferred (loss) gain on cash flow hedge derivatives	(7.8)	3.7
Unrecognized pension net loss	(133.5)	(59.4)
Unrecognized pension prior service cost	(2.5)	(2.2)

Total accumulated other comprehensive loss	$(108.4)	$(20.4)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income for the years ended September 30, 2009, 2008 and 2007, is as follows (in millions):

	Pre-Tax Amount	Tax	Net of Tax Amount
Fiscal 2009
Foreign currency translation loss	$(2.1)	$—	$(2.1)
Net deferred loss on cash flow hedge derivatives	(27.3)	10.6	(16.7)
Reclassification adjustment of net loss on cash flow hedge derivatives included in earnings	8.4	(3.2)	5.2
Net actuarial loss arising during period	(121.3)	42.7	(78.6)
Amortization of net actuarial loss	7.4	(2.9)	4.5
Prior service cost arising during period	(1.5)	0.5	(1.0)
Amortization of prior service cost	1.2	(0.5)	0.7

Other comprehensive loss	$(135.2)	$47.2	$(88.0)

	Pre-Tax Amount	Tax	Net of Tax Amount
Fiscal 2008
Foreign currency translation loss	$(12.0)	$—	$(12.0)
Net deferred gain on cash flow hedge derivatives	3.2	(1.3)	1.9
Reclassification adjustment of net loss on cash flow hedge derivatives included in earnings	1.0	(0.4)	0.6
Net actuarial loss arising during period	(35.3)	14.1	(21.2)
Amortization of net actuarial loss	3.2	(1.2)	2.0
Prior service cost arising during period	(0.2)	0.1	(0.1)
Amortization of prior service cost	0.4	(0.2)	0.2

Other comprehensive loss	$(39.7)	$11.1	$(28.6)

	Pre-Tax Amount	Tax	Net of Tax Amount
Fiscal 2007
Foreign currency translation gain	$14.0	$—	$14.0
Net deferred loss on cash flow hedge derivatives	(0.7)	0.3	(0.4)
Reclassification adjustment of net gain on cash flow hedge derivatives included in earnings	(4.0)	1.5	(2.5)
Pension liability adjustments, prior to adoption of certain provisions of ASC 715	39.1	(15.1)	24.0

Other comprehensive income	$48.4	$(13.3)	$35.1

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Inventories

Inventories are as follows (in millions):

	September 30,
	2009	2008
Finished goods and work in process	$154.2	$163.3
Raw materials	107.4	113.4
Supplies and spare parts	49.0	49.9

Inventories at FIFO cost	310.6	326.6
LIFO reserve	(35.5)	(43.6)

Net inventories	$275.1	$283.0

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2009, 2008, and 2007, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2009, 2008, and 2007 was not significant.

Note 5. Alternative Fuel Tax Credit

In April 2009, we received notification from the Internal Revenue Service that our registration as an alternative fuel mixer had been approved. As a result, we are eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the expiration of the tax credit, which is currently set at December 31, 2009. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We recognized approximately $55.4 million of an alternative fuel tax credit, which is not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $54.1 million, net of expenses, in fiscal 2009.

Note 6. Assets Held for Sale

The assets we recorded as held for sale consisted of property, plant and equipment from a variety of plant closures and are as follows (in millions):

	September 30,
	2009	2008
Property, plant and equipment	$0.9	$0.7

Note 7. Acquisitions

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price for the acquisition was $1,059.9 million, net of cash received of $54.0 million, including debt assumed and transaction costs. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and is expected to result in a net present value benefit of approximately $135 million (unaudited), net of an agreed upon payment included in the purchase price for the election to the sellers of approximately $68.6 million paid to Southern Container’s former stockholders in November 2008. In fiscal 2008, we incurred $26.8 million of debt issuance costs in connection with the transaction. See “Note 11. Debt”.

Our allocation of purchase price as of March 2, 2008, follows (in millions):

Current assets, net of cash received	$135.0
Property, plant, and equipment	546.5
Goodwill	374.3
Intangible assets	108.7
Other long-term assets	22.6

Total assets acquired	1,187.1

Current portion of debt	116.8
Current liabilities	83.7
Long-term debt due after one year	126.3
Minority interest and other long-term liabilities	43.5

Total liabilities assumed	370.3

Net assets acquired	$816.8

We recorded estimated fair values for acquired assets and liabilities including goodwill and intangibles. The intangibles are being amortized over estimated useful lives ranging generally from 11 to 40 years on a straight-line basis over a weighted average life of approximately 18 years, and 15 years for tax purposes. We recorded $72.3 million of customer relationship intangibles with a weighted average life of approximately 15 years, $18.1 million of trade names and trademarks with a weighted average life of approximately 39 years and $18.3 million for a steam supply contract with a life of approximately 11 years. None of the intangibles has significant residual value. Approximately $320 million of the goodwill is deductible for income tax purposes as a result of the Code section 338(h)(10) election.

The following unaudited pro forma information reflects our consolidated results of operations as if the Southern Container Acquisition had taken place as of the beginning of each of the periods presented. The unaudited pro forma information includes adjustments primarily for depreciation and amortization based on the preliminary fair value of the acquired property, plant and equipment, acquired intangibles and interest expense on the acquisition financing debt. We have added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur due to changes in employment and other contractual arrangements. In addition, for fiscal 2008, we eliminated certain non-recurring pre-tax expenses directly associated with the acquisition including $12.7 million of inventory step up expense, $5.0 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders, $3.0 million for an acquisition bridge financing fee and $1.9 million of loss on extinguishment of debt and related items associated with the acquisition (included in interest expense in fiscal 2008). Pre-tax integration costs of $4.6 million are included in the unaudited pro forma net income below for the year ended September 30, 2008. The unaudited pro forma

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Year Ended September 30,
	(Unaudited)
(In millions, except per share data)	2008	2007
Net sales	$3,128.1	$2,853.7

Net income	$110.2	$97.4

Diluted earnings per common share	$2.88	$2.47

Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the fiscal years ended September 30, 2008 and 2007 uses the consolidated statements of income for RockTenn for the fiscal years ended September 30, 2008 and 2007 and the condensed consolidated statements of operations of Southern Container for the 25 weeks preceding the March 2, 2008 effective date and the 52 weeks ended September 8, 2007.

Consumer Packaging

On January 24, 2007, we acquired for $32.0 million the remaining 40% minority interest in Fold-Pak, giving us sole ownership. We acquired our initial 60% interest in Fold-Pak in connection with the GSPP Acquisition in June 2005. Fold-Pak makes paperboard-based food containers serving a very broad customer base and is a consumer of board from our bleached paperboard mill. We have included the results of these operations in our consolidated financial statements in our Consumer Packaging segment. The acquisition included $18.7 million of intangibles, primarily for customer relationships, and $3.5 million of goodwill. The goodwill is deductible for income tax purposes. We are amortizing the non-goodwill intangibles on a straight-line basis over a weighted average life of 19 years.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $13.4 million, $15.6 million, and $4.7 million for fiscal 2009, 2008, and 2007, respectively. Of these costs, $3.3 million, $2.3 million and $1.1 million were non-cash for fiscal 2009, 2008, and 2007, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the fiscal year, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Fiscal 2009	$0.2	$(0.1)	$0.5	$—	$1.3	$1.9
	Fiscal 2008	0.9	2.0	0.6	0.5	0.1	4.1
	Fiscal 2007	1.1	1.0	0.6	0.3	1.7	4.7
	Cumulative	4.1	4.1	2.5	1.0	5.6	17.3
	Expected Total	4.1	4.1	2.5	1.0	5.6	17.3

Corrugated Packaging (b)	Fiscal 2009	1.6	(0.1)	0.4	0.1	1.1	3.1
	Fiscal 2008	1.6	0.3	—	—	0.3	2.2
	Fiscal 2007	—	—	—	—	—	—

	Cumulative	3.2	0.2	0.4	0.1	1.4	5.3
	Expected Total	3.2	0.2	0.4	0.1	1.4	5.3

Specialty Paperboard Products (c)	Fiscal 2009	0.5	0.5	0.1	0.2	0.2	1.5
	Fiscal 2008	(0.3)	—	—	—	—	(0.3)
	Fiscal 2007	—	—	—	—	—	—
	Cumulative	0.2	0.7	0.2	0.5	0.2	1.8
	Expected Total	0.2	0.8	0.2	0.7	0.2	2.1

Other (d)	Fiscal 2009	—	0.1	—	—	6.8	6.9
	Fiscal 2008	—	—	—	—	9.6	9.6
	Fiscal 2007	—	—	—	—	—	—

	Cumulative	—	0.1	—	—	16.4	16.5
	Expected Total	—	0.1	—	—	16.5	16.6

Total	Fiscal 2009	$2.3	$0.4	$1.0	$0.3	$9.4	$13.4

	Fiscal 2008	$2.2	$2.3	$0.6	$0.5	$10.0	$15.6

	Fiscal 2007	$1.1	$1.0	$0.6	$0.3	$1.7	$4.7

	Cumulative	$7.5	$5.1	$3.1	$1.6	$23.6	$40.9

	Expected Total	$7.5	$5.2	$3.1	$1.8	$23.7	$41.3

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

For this Note 8, we have defined “Net property, plant and equipment” as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell, prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table above in the “Expected Total” lines until incurred.

(a)

The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closed in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008), Stone Mountain, Georgia (announced and closed in fiscal 2007), and Kerman, California (announced and closed in fiscal 2006) and Waco, Texas (announced and closed in fiscal 2005). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transferred a substantial portion of each plant’s assets and production to our other folding carton plants. Included in the “Other Costs” column are charges of $1.4 million in fiscal 2007 related to the estimated fair value of the liability for future lease payments when we ceased operations at the Stone Mountain plant. We believe these actions have allowed us to more effectively manage our business.

(b)

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009) and the fiscal 2009 impairment of certain assets at one of our consolidated corrugated graphics subsidiaries, including a $1.0 million charge included in the “Other Costs” column for a customer relationship intangible. We have transferred a substantial portion of Greenville’s production to our other corrugated plants.

(c)

The Specialty Paperboard Products segment charges primarily reflect the closure of our Litchfield, Illinois interior packaging plant (announced and closed in fiscal 2009). The income in fiscal 2008 primarily reflects the gain on sale of real estate relating to a previously closed facility.

(d)

The expenses in the “Other Costs” column reflect Southern Container integration expenses and deferred compensation expense for key Southern Container employees. The deferred compensation and retention bonus expense was funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and were disbursed in March 2009 following the one year anniversary of the acquisition. The pre-tax charges are summarized below (in millions):

	Integration Expenses	Deferred Compensation Expense	Total
Fiscal 2009	$3.3	$3.5	$6.8
Fiscal 2008	4.6	5.0	9.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Accrual at beginning of fiscal year	$3.4	$2.4	$2.1
Additional accruals	1.8	3.3	2.6
Payments	(4.0)	(1.8)	(2.0)
Adjustment to accruals	(0.1)	(0.5)	(0.3)

Accrual at September 30,	$1.1	$3.4	$2.4

Reconciliation of accruals and charges to restructuring and other costs, net:
Additional accruals and adjustment to accruals (see table above)	$1.7	$2.8	$2.3

Deferred compensation expense	3.5	5.0	—
Integration expenses (not in accruals)	2.7	4.1	—
Net property, plant and equipment	2.3	2.2	1.1
Severance and other employee costs	0.4	0.3	0.2
Equipment relocation	1.0	0.6	0.6
Facility carrying costs	0.3	0.5	0.3
Intangible asset impairments and other	1.5	0.1	0.2

Total restructuring and other costs, net	$13.4	$15.6	$4.7

Note 9. Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

		September 30,
		2009		2008
	Weighted Avg. Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	18.7	$148.2	$(32.5)	$150.5	$(23.7)
Non-compete agreements	5.0	2.1	(1.2)	8.3	(7.0)
Patents	8.9	1.2	(0.3)	1.4	(0.2)
Trademarks and tradenames	40.0	19.8	(0.9)	21.3	(1.5)
Contracts	11.0	18.3	(3.4)	29.4	(1.6)
License Costs	—	—	—	0.3	(0.3)

Total	20.4	$189.6	$(38.3)	$211.2	$(34.3)

During fiscal 2009, our net intangible asset balance decreased $25.6 million primarily due to amortization of intangible assets, an $11.1 million purchase price allocation adjustment to reduce the estimated fair value of a contract-based intangible asset acquired in the Southern Container Acquisition and a $1.0 million customer relationship impairment at one of our majority-owned corrugated graphics subsidiaries. During fiscal 2008, our

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net intangible asset balance increased $109.3 million primarily due to $120.7 million of intangibles acquired in the Southern Container Acquisition, which was partially offset by amortization of intangible assets.

During fiscal 2009, 2008, and 2007, intangible asset amortization expense was $12.5 million, $10.7 million, and $5.9 million, respectively. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

2010	$11.6
2011	11.4
2012	10.5
2013	10.3
2014	9.9

Note 10. Unconsolidated Entities

Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date, therefore, the earliest date on which we could be required to purchase our partner’s interest is March 29, 2012. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million at September 30, 2009, which would result in a purchase price of approximately 60% of our partner’s net equity reflected on Seven Hills’ September 30, 2009 balance sheet. The partners of the joint venture have guaranteed funding of any net losses of Seven Hills in relation to their proportionate share of ownership. Seven Hills has no third party debt. Our investment in Seven Hills at September 30, 2009, net of capital returns and cumulative losses, was $12.5 million. Our investment is reflected in the assets of our Specialty Paperboard Products segment. Our share of cumulative pre-tax losses by Seven Hills that we have recognized as of September 30, 2009 and 2008 were $1.9 million and $1.1 million, respectively. During fiscal 2009, 2008, and 2007, our share of operating results at Seven Hills amounted to losses of $0.8 million, earnings of $0.2 million, and earnings of $0.4 million, respectively.

Under the terms of the Seven Hills joint venture arrangement, our partner is required to purchase all of the saleable gypsum paperboard liner produced by Seven Hills, for which we receive fees for tons of gypsum paperboard liner calculated using formulas in the joint venture agreement. We also provide other services related to the operation of Seven Hills, for which the joint venture reimburses our expenses, and we lease to Seven Hills the land and building occupied by the joint venture. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s net income, was $2.5 million, $3.9 million and $3.0 million, for fiscal 2009, 2008, and 2007, respectively. We contributed cash of $0.1 million, $0.1 million, and $0.4 million for fiscal 2009, 2008, and 2007, respectively. Our contributions for each of those years were for capital expenditures.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We collect the receivables and disburse the payables for our Seven Hills joint venture. Therefore, at each balance sheet date we have either a liability due to the joint venture or a receivable from the joint venture. Interest income or expense is recorded between the two parties on the average outstanding balance. At September 30, 2009 and 2008 we had a current receivable of $0.7 million and a current liability of $6.3 million, respectively, on our consolidated balance sheets. The change in the liability is reflected in the financing activities section of our consolidated statements of cash flows on the line item (Repayments to) advances from unconsolidated entity.

As a result of the fiscal 2008 Southern Container Acquisition, we own 50% of Pohlig, a small folding carton manufacturer, and 50% of Greenpine, which owns the real property from which Pohlig operates. We account for our investment in both Pohlig and Greenpine under the equity method. Our initial investments in these ventures aggregate to $0.6 million and are included in our Consumer Packaging segment.

In fiscal 2007, we entered into two business ventures accounted for under the equity method. We acquired 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, and we acquired 45% of DSA, a business providing primarily permanent merchandising displays. Our investment exceeds the underlying equity in net assets of each of the two investees. The difference is attributed to our proportional interest in specific assets of the ventures and is amortized over the useful lives of the respective assets. The difference at September 30, 2009 is $4.3 million for QPSI and $0.5 million for DSA and is being amortized over a weighted average life of 20.3 years and 7.0 years, respectively, primarily for the write-up of customer intangibles, fixed assets, and trade names and trademarks.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Debt

The following were individual components of debt (in millions):

	September 30, 2009	September 30, 2008
Face value of 8.20% notes due August 2011, net of unamortized discount of $0.1 and $0.2 (a)	$154.6	$249.8
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.6	5.1

	157.2	254.9
Face value of 5.625% notes due March 2013, net of unamortized discount of $0.1 and $0.1 (b)	99.9	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.2	1.5

	101.1	101.4
Face value of 9.25% notes due March 2016, net of unamortized discount of $1.1 and $1.3 (c)	298.9	198.7
Term loan facilities, net of unamortized discount of $1.3 and $1.7 (d)	643.8	747.3
Revolving credit and swing facilities (d)	19.1	33.5
Receivables-backed financing facility (e)	100.0	92.0
Cash payable to sellers (f)	—	110.7
Industrial development revenue bonds bearing interest at: variable rates — $16.9 million at 2.70% at September 30, 2009, and $29.0 million at 10.06% at September 30, 2008; fixed rates — $120.9 million at 6.97% at September 30, 2008; due at various dates through July 2035 (g)	16.9	149.9
Other notes	12.4	10.5

Total Debt	1,349.4	1,698.9
Less current portion of debt	56.3	245.1

Long-term debt due after one year	$1,293.1	$1,453.8

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$1,345.6	$1,692.3
Hedge adjustments resulting from terminated interest rate derivatives or swaps	3.8	6.6

Total Debt	$1,349.4	$1,698.9

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. During fiscal 2009, 2008, and 2007, amortization of debt issuance costs charged to interest expense was $6.9 million, $3.8 million, and $1.2 million, respectively.

(a)

In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (“August 2011 Notes”). Interest on the August 2011 Notes is payable in arrears each February and August. The August 2011 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The August 2011 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally, on a pro-rata basis, in the same Principal Property (as defined in the Amended and Restated Credit Agreement) that was granted to the banks as part of the Amended and Restated Credit Agreement. The indenture related to the August 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. The

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2011 Notes were originally issued at a discount of $0.7 million and incurred debt issuance costs of $2.1 million. Accordingly, unamortized original issue discount and debt issuance costs are being amortized through the maturity date of the August 2011 Notes. On May 29, 2009, we consummated a tender offer for up to $100 million aggregate principal amount of the August 2011 Notes and financed this tender offer with the net cash proceeds of an unregistered offering of $100 million aggregate principal amount of our 9.25% senior notes due March 2016, as described in footnote (c) below. We purchased $93.3 million of tendered August 2011 Notes at a price of 103% of par. In connection with our purchase of $93.3 million of tendered August 2011 Notes, we reclassified the proportionate amount of original issue discount and debt issuance costs associated with the extinguished debt to earnings as a component of net loss on extinguishment of debt and related items. We recorded a net loss on extinguishment of debt and related items of $1.9 million associated with the two transactions. Giving effect to the amortization of the original issue discount, the terminated fair value hedge adjustments and the debt issuance costs, the effective interest rate of the August 2011 Notes is approximately 7.45%.

(b)

In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (“March 2013 Notes”). Interest on the March 2013 Notes is payable in arrears each September and March. The March 2013 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The March 2013 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally, on a pro-rata basis, in the same Principal Property that was granted to the banks as part of the Amended and Restated Credit Agreement. The indenture related to the March 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the March 2013 Notes. Giving effect to the amortization of the original issue discount, the terminated fair value hedge adjustments and the debt issuance costs, the effective interest rate on the March 2013 Notes is approximately 5.39%. Subsequent to September 30, 2009, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million (unaudited).

(c)

On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). Interest on our March 2016 Notes is payable in arrears each March and September. The March 2016 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The indenture related to the March 2016 Notes contains incurrence based financial and restrictive covenants applicable to the notes, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. The March 2016 Notes were originally issued at a discount of $1.4 million and incurred debt issuance costs of $4.7 million. On May 29, 2009, we issued an additional $100 million aggregate principal amount of March 2016 Notes (the “Additional Notes”) and as a result incurred debt issuance costs of approximately $2.7 million related to the Additional Notes; these debt issuance costs, together with the original issue debt discount and debt issuance costs, are being amortized through the maturity date of the March 2016 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the March 2016 Notes and the Additional Notes is approximately 9.64%.

(d)

On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility includes revolving credit, swing, term loan, and letters of credit components, consisting of a $450 million revolving credit

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan prepayments reduce the facility size. As of September 30, 2009, the term loan A and term loan B facilities had been reduced to $524.7 million and $120.4 million, respectively. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. We expect the March 2013 Notes will be paid in full or refinanced by September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. In November 2008, the amount committed under the Credit Facility for loans to a Canadian subsidiary was reduced from $100.0 million to $45.0 million, and $55.0 million was reallocated to the U.S. revolving credit facility, increasing its maximum availability to $405.0 million. At September 30, 2009, there was $19.1 million borrowed under the revolving credit facility; $6.7 million in borrowings by the Canadian subsidiary, predominantly denominated in Canadian dollars and $12.4 million under the U.S. revolver consisting primarily of U.S. dollar Swing/Base Loans (as defined below). At September 30, 2009, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $32.2 million, were approximately $398.7 million.

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

	Range	September 30, 2009
Applicable margin/percentage for determining:
Base Rate Loans interest rate (1)	0.25%-1.50%	0.50%
Banker’s Acceptance and LIBOR Loans interest rate (1)	1.25%-2.50%	1.50%
Facility commitment fee (2)	0.175%-0.40%	0.20%

(1)	The rates vary based on the ratio of our total funded debt to EBITDA as defined in the credit agreement (“Leverage Ratio”).

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.

The applicable margin for determining the interest rate of the term loan B is fixed at 1.75% per annum in the case of Base Rate Loans and 2.75% for LIBOR Loans. If we select LIBOR Loans for the term B facility, we have agreed to pay term loan B lenders a minimum LIBOR rate of 3.00% plus the applicable margin then in effect. The variable rate on our term loan A and term loan B facilities, before the effect of interest rate swaps, was 1.77% and 5.75%, respectively, at September 30, 2009, and 4.74% and 5.76%, respectively, at September 30, 2008. We had interest rates on our revolving credit facility for borrowings both in the U.S. and Canada, ranging from 1.76% to 3.75% at September 30, 2009 and from 6.00% to 6.25% at September 30, 2008.

Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Future

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries will be required to guarantee the obligations under the Credit Facility unless we designate them as “unrestricted subsidiaries”. Obligations under the Credit Facility are secured by a first priority security interest in a substantial portion of our assets, including the capital stock or other equity interests and indebtedness of certain of our U.S. subsidiaries, certain of the stock of our first tier Canadian subsidiary and certain of our and our subsidiaries’ real and personal property.

The Credit Facility includes usual and customary affirmative and negative covenants, including maintenance of financial ratios and restrictions on the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. Financial covenants include maintenance of a maximum Leverage Ratio, which as of September 30, 2009 was 4.25 to 1.00 (which decreases to 3.50 to 1.00 over the term of the loans), a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (which increases to 3.50 to 1.00 over the term of the loans), and a minimum Consolidated Net Worth of not less than the sum of $525.0 million plus 50% of cumulative Consolidated Net Income (in each case as defined in the Credit Facility documentation). We are permitted under our Credit Facility to repurchase our capital stock and pay cash dividends. If on a pro forma basis our Leverage Ratio does not exceed 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the covenants in the Credit Facility documentation, we are permitted to make stock repurchases and dividend declarations in the aggregate amount up to 50% of cumulative Consolidated Net Income from April 1, 2008 through the last day of the most recent fiscal quarter end for which financial statements have been delivered. If on a pro forma basis our Leverage Ratio is greater than 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, the aggregate amount of stock repurchases and dividend declarations shall not exceed $30.0 million per year. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

On July 21, 2009, we amended our Credit Facility to, among other things, allow us to refinance the March 2016 Notes and to redeem, repurchase, defease, purchase prior to maturity or prepay the August 2011 Notes and/or the March 2013 Notes in an aggregate amount not to exceed (i) an annual limit of $85 million in any fiscal year plus, at the beginning of the fiscal year ended September 30, 2011, $85 million plus the unused amount available under the annual limit for the immediately preceding fiscal year and (ii) $170 million for all such redemptions, repurchases, defeasances, purchases or prepayments (collectively, the “repurchases”), subject in each case to certain conditions. Such repurchases are available to us as long as no default or event of default has occurred or would be directly or indirectly caused as a result thereof, subject to availability under the Aggregate Revolving Committed Amount of at least $300 million. In addition, when the Leverage Ratio does not exceed 3.00 to 1.00 after giving effect to all such repurchases on a Pro Forma Basis, as such terms are defined in the Credit Facility, as amended, we may repurchase an additional $100 million of the August 2011 Notes and/or March 2013 Notes.

(e)

On September 2, 2008, we amended our 364-day receivables-backed financing facility (the “Receivables Facility”) to increase its size from $110.0 million to $175.0 million and to set it to expire on September 1, 2009. Accordingly, such borrowings were classified as current at September 30, 2008. On July 14, 2009 we amended our existing Receivables Facility to, among other things, extend the maturity to set it to expire on July 13, 2012 and reduce the size to a $100.0 million facility limit. On August 14, 2009 we amended the facility to increase the facility size to $135.0 million. Accordingly,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such borrowings are classified as long-term at September 30, 2009. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.53% and 5.15% as of September 30, 2009 and September 30, 2008, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables greater than 61 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility. At September 30, 2009 and September 30, 2008, maximum available borrowings under this facility were approximately $114.6 million and $166.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2009 was approximately $215 million.

(f)

Cash payable to sellers was the liability associated with cash held by us to support certain indebtedness of our Solvay Paperboard subsidiary, and an agreed upon payment to the sellers related to the Code section 338(h)(10) election. These items were paid in November 2008. Of these amounts, approximately $69 million was refinanced using proceeds from the revolving credit portion of our Credit Facility and, accordingly, was recorded in long-term debt at September 30, 2008 since it was refinanced on a long-term basis.

(g)

The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of September 30, 2009, the outstanding amount of direct pay letters of credit supporting all industrial development revenue bonds was $19.2 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. During fiscal 2009, $1.9 million of IDBs were tendered by their holders and were not able to be remarketed. These bonds were tendered by the investors as the credit ratings of the bank that issues the letters of credit backing the IDBs were lowered. To maintain the tax advantages associated with these IDBs, we voluntarily purchased these bonds and held them until they were successfully remarketed in November 2009; at which time they will be included in debt outstanding.

On March 5, 2008, we assumed Solvay IDBs totaling $132.3 million in connection with the Southern Container Acquisition. The Solvay IDBs were comprised of a fixed rate and floating rate series: the fixed rate 1998 Series and the floating rate 2000, 2001 and 2002 Series (which we refer to as the 2000 Series). At September 30, 2008, the remaining principal balance of the 1998 Series bonds and the 2000 Series bonds were $120.9 million and $7.7 million, respectively. The 1998 Series was available for redemption beginning in November 2008 at 102% of par, and the 2000 Series was available for redemption at any time, at par. The Solvay IDBs had extensive affirmative, negative and restricted payment covenants that required certain minimum working capital and cash flow requirements, and limited our ability to utilize the restricted cash governed by the indentures. The Solvay IDBs were secured by a payment of debt service to the municipality by us. The Solvay IDBs were governed under covenants by their respective Installment Sale Agreement and Indenture of Trust Agreement which provided for restrictions on dividends, loans or advances including dividends, distributions, and payments on subordinated debt among other restrictions. Accordingly, at September 30, 2008, we had assets of $683.0 million subject to these restrictions. These restrictions were eliminated when we repaid

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Solvay IDBs. At September 30, 2008, our Solvay subsidiary had cash and cash equivalents of $40.1 million which were maintained principally to assist in meeting a minimum working capital requirement under the Solvay IDBs and such cash was transferred out of the subsidiary when these bonds were repaid. On November 3, 2008, the first call date of Solvay IDBs, we repaid the Solvay IDBs using cash and cash equivalents, restricted cash and marketable debt securities aggregating approximately $70 million and proceeds from the revolving portion of our Credit Facility. Accordingly, $70 million of these bonds was classified as current at September 30, 2008. During the first quarter of fiscal 2009, we recorded a loss on extinguishment of debt and related items of $2.4 million related to amounts paid in excess of carrying value to redeem the Solvay IDBs. The loss was funded by the former Southern Container stockholders.

As of September 30, 2009, the aggregate maturities of debt for the succeeding five fiscal years are as follows (in millions):

2010	$56.3
2011	231.5
2012	297.3
2013	324.8
2014	116.5
Thereafter	321.8
Unamortized hedge adjustments from terminated interest rate derivatives or swaps	3.8
Unamortized bond discount	(2.6)

Total debt	$1,349.4

The March 2013 Notes are reflected in the table above as being paid in full or refinanced by September 15, 2012 as discussed in footnote (d) above.

Note 12. Derivatives

Cash Flow Hedges

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps. In January 2008 we entered into floating-to-fixed interest rate swaps that we terminated in June 2008 and received proceeds of $10.4 million. As of September 30, 2009, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of September 30, 2009, the aggregate notional amount of outstanding debt related to these interest rate swaps was $452 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2008, we reclassified net pre-tax deferred losses of $1.2 million from accumulated other comprehensive income to earnings as a result of the discontinuance of certain commodity derivative cash flow hedges because it was probable the related forecasted transactions being hedged would not occur. During fiscal 2007, we recognized a net pre-tax loss of $1.2 million in earnings due to ineffectiveness of certain commodity derivative cash flow hedges; and we reclassified net pre-tax deferred gains of $4.0 million related to certain interest rate derivative cash flow hedges from accumulated other comprehensive income to earnings as a reduction of interest expense.

As of September 30, 2009 and September 30, 2008, we had the following outstanding commodity derivatives that were entered into to hedge forecasted sales:

	September 30, 2009		September 30, 2008
Commodity	Notional Amount	Unit	Notional Amount	Unit
Paperboard, net	33,000	Tons	—	Tons

Fair Value Hedges

Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During each of fiscal 2009, 2008, and 2007, $1.9 million was amortized to earnings as a reduction of interest expense. In connection with our May 29, 2009 purchase of $93.3 million of tendered August 2011 Notes, $1.0 million, representing the proportionate amount of unamortized gain on previously terminated interest rate swaps associated with the extinguished debt, was reclassified to earnings as a component of loss on extinguishment of debt and related items.

Derivatives not Designated as Accounting Hedges

On March 20, 2009, we entered into a pay-fixed, receive-floating interest rate swap agreement with a total notional amount of $14 million. The fixed rate of interest paid is 3.73% and the floating interest rate received is the three-month LIBOR rate. This interest rate swap agreement has a forward-starting date of December 15, 2011 and a ten-year term. However, the agreement has a mandatory early termination date of December 15, 2011, at which time we will either receive a lump-sum from or pay a lump-sum to our counterparty to terminate the swap. This interest rate swap has not been designated as an accounting cash flow hedge and, accordingly, the gain or loss is recognized in current earnings.

As of September 30, 2009 and September 30, 2008, we had the following outstanding commodity derivatives related to forecasted purchases that were not designated as accounting hedges:

	September 30, 2009		September 30, 2008
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber, net	2,100	Tons	10,100	Tons

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2009 Fair Value	September 30, 2008 Fair Value	Balance Sheet Location	September 30, 2009 Fair Value	September 30, 2008 Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	N/A	$—	$—	Other current liabilities	$12.7	$—
Interest rate derivatives	N/A	—	—	Other long- term liabilities	5.6	5.2
Commodity derivatives	Other current assets	0.4	—	N/A	—	—

		$0.4	$—		$18.3	$5.2

Derivatives not designated as hedging instruments:
Interest rate derivatives	Other assets	$0.5	$—	N/A	$—	$—
Commodity derivatives	Other current assets	2.0	0.7	Other current liabilities	1.8	0.9
Commodity derivatives	Other assets	0.6	0.4	Other long- term liabilities	0.6	0.3

		$3.1	$1.1		$2.4	$1.2

Total derivatives		$3.5	$1.1		$20.7	$6.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income segregated by type of contract and designation for the year ended September 30, (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
For the year ending:
Interest rate derivatives	$(27.8)	$2.1	Interest expense	$(8.4)	$0.3	N/A	$—	$—
Commodity derivatives	—	—	Interest income and other income (expense)	—	(0.1)	N/A	—	—
Commodity derivatives	—	—	Cost of goods sold	—	(0.1)	N/A	—	—
Commodity derivatives	0.5	1.1	Net Sales	—	(1.1)	Net Sales	0.1	—

Total	$(27.3)	$3.2		$(8.4)	$(1.0)		$0.1	$—

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008
For the year ending:
Interest rate derivatives	Selling, general and administrative expenses	$0.5	$—
Commodity derivatives	Interest income and other income (expense)	0.4	0.3
Commodity derivatives	Net sales	0.1	0.1

Total		$1.0	$0.4

As of September 30, 2009, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $9.6 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. As of September 30, 2009, based on implied forward price curves associated with certain commodity derivative cash flow hedges, we expect to reclassify approximately $0.5 million from accumulated comprehensive income to earnings as an increase to net sales within the next twelve months as the probable hedged transactions occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately recorded in accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position at September 30, 2009 is approximately $18.3 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $18.6 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2009, is approximately $0.7 million. We have posted collateral in the form of a letter of credit of approximately $1 million against one of these positions, which was triggered by the related obligation exceeding a specified threshold amount. If additional credit-risk-related contingent features underlying these commodity derivative agreements were triggered, we may be required to settle our obligations under the agreements at their termination value, which was $0.7 million at September 30, 2009.

Note 13. Fair Value

On October 1, 2008, we adopted ASC 820 for financial assets and liabilities, and nonfinancial assets and liabilities that are measured at fair value on a recurring basis. Certain provisions of ASC 820 delay its adoption date for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis until our fiscal year beginning October 1, 2009. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. The adoption of this statement did not have a material impact on our financial statements. ASC 820 defines levels within the hierarchy as follows:

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

Assets and Liabilities Recognized at Fair Value

We have rabbi trusts which hold assets of our supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. The assets of our Supplemental Plans are invested primarily in mutual funds and are reported at fair value based on quoted prices in active markets. The fair value of our Supplemental Plans is designated as Level 1.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2009, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$2.9	$—	$—	$2.9
Interest rate derivatives	$—	$0.5	$—	$0.5
Commodity derivatives	$—	$—	$3.0	$3.0

Liabilities:
Interest rate derivatives	$—	$18.3	$—	$18.3
Commodity derivatives	$—	$—	$2.4	$2.4

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the year ended September 30, 2009 (in millions):

Total
Beginning net asset balance	$(0.1)
Realized and unrealized net gains reported in net sales	0.2
Realized and unrealized net gains reported in interest income and other income (expense), net	0.4
Realized and unrealized net gains deferred in other comprehensive income	0.5
Purchases, issuances and settlements, net	(0.4)

Ending net asset balance	$0.6

Total net gains included in earnings, which are reported in net sales, for the year ended September 30, 2009 that are attributable to the change in unrealized net gains of Level 3 derivatives held at September 30, 2009 were $0.5 million for year ended September 30, 2009.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	September 30, 2009		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$157.2	$160.8	$254.9	$258.3
March 2013 Notes (1)	101.1	97.4	101.4	92.3
March 2016 Notes (1)	298.9	321.8	198.7	205.5
Term loan facilities (2)	643.8	636.4	747.3	715.9
Revolving credit and swing facilities (3)	19.1	19.1	33.5	33.5
Receivables Facility (3)	100.0	100.0	92.0	92.0
Cash due to sellers (4)	—	—	110.7	110.7
Industrial development revenue bonds (excluding the 1998 Series Solvay IDBs) (3)	16.9	16.9	29.0	29.0
1998 Series Solvay IDBs (1)	—	—	120.9	123.3
Other fixed rate long-term debt (2)	12.4	12.5	10.5	8.7

Total debt	$1,349.4	$1,364.9	$1,698.9	$1,669.2

(1)	Fair value is based on the quoted market prices for the same or similar issues.

(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

(4)	Fair value approximates the carrying amount due to short maturity.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we would realize in a current market transaction.

Note 14. Leases

We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

As of September 30, 2009, future minimum lease payments under all noncancelable leases for the succeeding five fiscal years, including certain maintenance charges on transportation equipment, are as follows (in millions):

2010	$10.9
2011	7.5
2012	5.1
2013	4.0
2014	2.7
Thereafter	3.8

Total future minimum lease payments	$34.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense for the years ended September 30, 2009, 2008, and 2007 was approximately $24.1 million, $22.1 million and $18.4 million, respectively, including lease payments under cancelable leases.

Note 15. Income Taxes

The provisions for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2009	2008	2007
Current income taxes:
Federal	$33.9	$13.0	$17.0
State	3.3	2.3	3.5
Foreign	8.4	6.2	2.6

Total current	45.6	21.5	23.1

Deferred income taxes:
Federal	44.7	23.8	21.4
State	2.4	1.4	2.0
Foreign	(1.1)	(2.4)	(1.2)

Total deferred	46.0	22.8	22.2

Provision for income taxes	$91.6	$44.3	$45.3

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
Adjustment of deferred taxes for changes in state and foreign tax rates	—	(0.5)	0.9
Adjustment and resolution of federal and state tax deductions	(0.2)	0.4	0.5
State taxes, net of federal benefit	1.7	2.2	1.8
Research and development and other tax credits, net of valuation allowances	(1.7)	(2.1)	(3.1)
Alternative fuel credits	(6.2)	—	—
Other, net	0.6	0.1	0.6

Effective tax rate	29.2%	35.1%	35.7%

In fiscal 2009, we recorded a tax benefit of $1.7 million tax benefit related to research tax credits, and a $3.7 million tax benefit related to other federal and state tax credits. In fiscal 2009, we recognized approximately $55.4 million of an alternative fuel tax credit, which is not taxable for federal or state income tax purposes.

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

We recorded research and development costs of an estimated $13 million, $15 million and $15 million in fiscal 2009, 2008, and 2007, respectively.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2009	2008
Deferred income tax assets:
Accruals and allowances	$2.8	$4.8
Employee related accruals and allowances	13.5	17.3
Pension	57.9	11.7
Research and development and other federal credit carryforwards	—	1.8
State net operating loss carryforwards	9.2	9.6
State credit carryforwards, net of federal benefit	36.2	30.0
Foreign tax credit carryforwards	0.6	0.4
Other	21.7	14.3
Valuation allowances	(37.2)	(31.5)

Total	104.7	58.4

Deferred income tax liabilities:
Property, plant and equipment	196.5	173.1
Deductible intangibles and goodwill	40.6	23.7
Inventory reserves	0.7	0.2
Other	9.6	8.0

Total	247.4	205.0

Net deferred income tax liability	$142.7	$146.6

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2009	2008
Current deferred tax asset	$6.5	$6.7
Long-term deferred tax liability	149.2	153.3

Net deferred income tax liability	$142.7	$146.6

At September 30, 2009 and September 30, 2008, net operating losses, for state tax reporting purposes, of approximately $191 million and $216 million, respectively, were available for carry forward. These loss carry forwards generally expire within 5 to 20 years. We have recorded deferred tax assets of $9.2 million and $9.6 million at September 30, 2009 and 2008, respectively, as our estimate of the future benefit of these losses, and we have also recorded valuation allowances of $2.4 million and $2.1 million at September 30, 2009 and 2008,

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, against these assets. In addition, at September 30, 2009 and 2008, certain allowable state tax credits were available for carry forward. These state carry forwards generally expire within 5 to 10 years. We have recorded a deferred tax asset of $36.2 million and $30.0 million at September 30, 2009 and 2008, respectively, as our estimate of the future benefit of these credits, and we have recorded a valuation allowance of $29.4 million and $28.7 million at September 30, 2009 and 2008, respectively, against these assets. The fiscal 2009 and 2008 valuation allowance includes $29.1 million and $28.5 million, respectively, related to state investment and employment tax credits as a result of the Southern Container Acquisition and its subsequent operations. The valuation allowance has been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. Under current accounting standards, if $18.1 million of this valuation allowance related to the Southern Container Acquisition was removed during fiscal 2009 the tax benefit would have been recorded as a reduction of goodwill. After fiscal 2009, any increase or decrease in this valuation allowance will be recorded in our consolidated statement of income given the adoption of ASC 805. During fiscal 2009, we completed the purchase price allocation for our Southern Container Acquisition and revised our estimates of acquired state tax credits we expect to be able to utilize, resulting in a decrease in our valuation allowance and the related deferred tax asset of $10.5 million and $6.3 million, respectively. At September 30, 2009, we recorded a valuation allowance of $4.2 million as a charge to other comprehensive income related to the increase in deferred tax assets resulting from increases in our pension obligations recorded in other comprehensive income. The valuation allowance has been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate tax jurisdictions. At September 30, 2009 and September 30, 2008, we have recorded valuation allowances of $1.2 million and $0.6 million related to foreign capital loss carryforwards and foreign tax credit carryforwards, respectively. A valuation allowance attributable to the foreign tax credit carryforward of $1.1 million was removed as of September 30, 2008. At September 30, 2009 and September 30, 2008 we had income tax receivables of $34.7 million and $17.2 million, respectively, included in other current assets.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Balance at the beginning of period	$31.5	$3.5	$3.5
Charges to costs and expenses	12.0	—	0.6
Allowances related to the Southern Container Acquisition	(10.5)	28.5	—
Charges to other comprehensive income (loss)	4.2	—	—
Deductions	—	(0.5)	(0.6)

Balance at the end of period	$37.2	$31.5	$3.5

As of September 30, 2009, except for alternative fuel tax credits and certain foreign tax credits, we utilized all federal tax credits available to us and have no deferred tax assets other than those related to foreign tax credits. As of September 30, 2008, except for certain foreign, research and development, and alternative minimum tax credits, we utilized all federal tax credits to offset federal tax liability of the current or prior periods. As of September 30, 2007, we utilized all net operating losses for federal tax reporting purposes to offset taxable income of the current or prior periods.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2009	2008	2007
United States	$290.3	$109.8	$120.6
Foreign	23.6	16.3	6.4

Income before income taxes	$313.9	$126.1	$127.0

We treat earnings from certain foreign subsidiaries from the date we acquired the operations as subject to repatriation, and we provide for taxes accordingly. We consider all earnings of our remaining foreign subsidiaries indefinitely invested in the respective foreign operations. As of September 30, 2009, we estimate those indefinitely invested earnings to be approximately $42.6 million. We have not provided for any incremental United States taxes that would be due upon the repatriation of those earnings into the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. Determination of the amount of unrecognized deferred United States income tax liability is not practicable.

On October 1, 2007, we adopted certain provisions of ASC 740, “Income Taxes”, which prescribe a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of the September 30, 2009, the gross amount of unrecognized tax benefits was approximately $13.1 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $6.0 million would benefit the effective tax rate. As of October 1, 2008, the gross amount of unrecognized tax benefits was approximately $12.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.5 million would benefit the effective tax rate. During the next twelve months, we estimate $3.7 million of our gross unrecognized tax benefit will reverse due to expiration of statutes. Of this balance, approximately $1.6 million would impact the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at the beginning of period	$12.6	$9.6
Additions related to Southern Container Acquisition	1.7	1.9
Additions for tax positions of prior years	0.5	1.4
Reductions for tax positions of prior years	(1.7)	(0.3)

Balance at the end of period	$13.1	$12.6

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2009 and September 30, 2008, we had a recorded liability of $2.6 million and $2.0 million, respectively, for the payment of interest and penalties related to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2009 and 2008 include $0.5 million and $0.4 million, respectively, related to interest and penalties related to the liability for unrecognized tax benefits.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2006.

Note 16. Retirement Plans

Defined Benefit Pension Plans

We have five qualified defined benefit pension plans with approximately 42% of our employees in the United States currently accruing benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. Approximately 33% of our employees are covered by collective bargaining agreements, including approximately 3% of our employees that are covered by collective bargaining agreements that have expired and another 13% that are covered by collective bargaining agreements that expire within one year. We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

In fiscal 2005, our board of directors approved and adopted changes to our 401(k) retirement savings plans that cover our salaried and nonunion hourly employees and to our defined benefit plans that cover our salaried and nonunion hourly employees. Employees hired on or after January 1, 2005 are not eligible to participate in our defined benefit plans. However, we provide an enhanced 401(k) plan match for such employees: 100% match on the first 3% of eligible pay contributed by the employee and 50% match on the next 2% of eligible pay contributed by the employee. In addition, effective January 1, 2005, then current employees who were less than 35 years old and who had less than 5 years of vesting service on December 31, 2004, were no longer eligible to participate in our defined benefit plans after December 31, 2004. Effective March 1, 2005, then current employees who were 35 years old or older or who had 5 years or more of vesting service on December 31, 2004, were required to elect one of two options: (1) a reduced future pension accrual based on a revised benefit formula and the current 401(k) plans’ match or (2) no future pension accrual and the enhanced 401(k) plan match.

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

	2009	2008
Equity investment managers	55%	66%
Fixed income investment managers	35%	33%
Cash and cash equivalents	10%	1%

Total	100%	100%

On October 1, 2009, 7% of the cash and cash equivalents was invested in the fixed income category (unaudited). We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to diversify and balance the risk and return of our portfolio of investments. In fiscal 2009, the Defined Benefit Investment Committee completed a comprehensive review of the overall management of the pension plan assets and made the decision to hire a new asset investment advisor and pension strategy advisor. The transition to these new advisors will be ongoing in fiscal 2010.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisor, we adopted the following target allocations to produce desired performance:

Target Allocations

	2009	2008
Equity managers	50-80%	50-80%
Fixed income managers	15-45%	15-45%
Cash and cash equivalents	0-35%	0-35%
Alternative investments	0-10%	0-10%

These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges. We adopted our target allocations based on a review of our asset allocation with our investment advisor. We plan to update our asset allocation study in fiscal 2010 as a part of our transition to our new asset advisor; however, we do not expect to have significant changes to our asset allocation strategy as a result of the change in asset advisor. In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class, and long-term return expectations by asset class. We currently expect to contribute approximately $26 million to our five qualified defined benefit plans in fiscal 2010 (unaudited). However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute greater amounts. Therefore, the amount we contribute may vary materially. We use a September 30 measurement date.

In September 2006, the FASB released certain provisions of ASC 715 which requires companies to:

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

These provisions do not impact the determination of net periodic benefit cost recognized in the income statement. We adopted these provisions effective September 30, 2007. The effect of adopting these provisions on the September 30, 2007 consolidated financial statements was a decrease in pension assets of approximately $3 million, an increase in pension liabilities of approximately $20 million, an increase in deferred tax assets of approximately $9 million, and a decrease in accumulated other comprehensive income of approximately $14 million.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to measure the pension plan obligations at September 30 were:

	2009	2008
Discount rate — U.S. Qualified Plans	5.53%	7.50%
Discount rate — SERP	4.21%	7.375%

The September 30, 2009 and September 30, 2008 discount rates reflect an analysis by our actuary of the projected benefit cash flows from our plans against discount rates published in the September 30, 2009 and September 30, 2008 Citigroup Pension Discount Curve. The benefits paid in each future year were discounted to the present at the published rate of the Citigroup Pension Discount Curve for that year. For benefit cash flows beyond 30 years we used the 30 year rate of the Citigroup Pension Discount Curve. These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. To set the assumed discount rate for the Qualified Plans and the SERP at September 30, 2008, the weighted average of the discount rates for these plans was rounded to the nearest 0.125%. The discount rate for the SERP was determined separately. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2009 was 2.0-3.5% for the first three years and 3.0-3.5% thereafter, varying by plan, for the U.S. Qualified Plans, and 7.0% for all forecast years for the SERP. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2008 was 3.0-3.5% for the first three years, varying by plan, and 3.5% thereafter, for the U.S. Qualified Plans, and 5.75% for all forecast years for the SERP. Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets every 3 to 5 years through an asset allocation study with either our actuary or investment advisor. Our latest review occurred in fiscal 2009, at which point we maintained our expected long-term rate of return at 8.65%.

On September 30, 2009, we updated the mortality rates used in our pension expense calculation to reflect those of the 2000 Retired Pensioners Mortality table projected to 2010, with collar adjustments for males and females. For our three plans covering union employees, we used blue collar rates to reflect the populations of those plans. For our two plans covering both blue and white collar employees, we used blue collar rates to reflect the hourly populations in each plan, and white collar rates to reflect the salaried populations in each plan.

Changes in benefit obligation (in millions):

	Year Ended September 30,
	2009	2008
Benefit obligation at beginning of year	$326.2	$347.3
Service cost	8.0	9.3
Interest cost	23.6	21.5
Amendments	1.5	0.2
Actuarial loss (gain)	94.9	(38.4)
Benefits paid	(15.3)	(13.7)

Benefit obligation at end of year	$438.9	$326.2

The accumulated benefit obligation of the plans was $421.9 million and $314.1 million at September 30, 2009 and 2008, respectively. At September 30, 2009 and 2008, no plans had a fair value of plan assets which exceeded their accumulated benefit obligation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in plan assets (in millions):

	Year Ended September 30,
	2009	2008
Fair value of plan assets at beginning of year	$255.8	$300.0
Actual loss on plan assets	(4.1)	(46.4)
Employer contributions	40.9	15.9
Benefits paid	(15.3)	(13.7)

Fair value of assets at end of year	$277.3	$255.8

The under funded status of the plans at September 30, 2009 and 2008 was $161.6 million and $70.4 million, respectively. The table below sets forth the amounts recognized in the consolidated balance sheets (in millions):

	Year Ended September 30,
	2009	2008
Other current liability	$(0.1)	$(0.1)
Accrued pension and other long-term benefits	(161.5)	(70.3)

Net amount recognized	$(161.6)	$(70.4)

The pre-tax amounts in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of (in millions):

	September 30,
	2009	2008
Net actuarial loss	$211.4	$97.5
Prior service cost	3.9	3.6

Total accumulated other comprehensive loss	$215.3	$101.1

The pre-tax amounts recognized in other comprehensive loss are as follows (in millions):

	Year Ended September 30,
	2009	2008
Net actuarial loss arising during period	$121.3	$35.3
Amortization of net actuarial loss	(7.4)	(3.2)
Prior service cost arising during period	1.5	0.2
Amortization of prior service cost	(1.2)	(0.4)

Net amount recognized in other comprehensive loss	$114.2	$31.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following (in millions):

	Year Ended September 30,
	2009	2008	2007
Service cost	$8.0	$9.3	$9.6
Interest cost	23.6	21.5	19.9
Expected return on plan assets	(22.4)	(27.3)	(23.2)
Net amortization of actuarial loss	7.4	3.2	6.1
Net amortization of prior service cost	1.2	0.4	0.3

Total company defined benefit plan expense	17.8	7.1	12.7
Multi-employer plans for collective bargaining employees	1.6	1.7	0.6

Net periodic pension cost	$19.4	$8.8	$13.3

Weighted-average assumptions used in the calculation of pension expense for fiscal years ended:

	2009	2008	2007
Discount rate — U.S. Qualified Plans	7.50%	6.25%	5.875%
Discount rate — SERP	6.25-7.375%	6.25%	5.875%
Expected long-term rate of return on plan assets	8.65%	9.00%	9.00%

For calculating pension expense in fiscal 2009, our weighted-average assumption for the expected increase in compensation was 3.0-3.5% for the first three fiscal years, varying by plan, and 3.5% thereafter for the U.S. Qualified Plans. For calculating pension expense in fiscal 2008, our weighted-average assumption for the expected increase in compensation was 3.0% for the next four fiscal years, and 3.5% thereafter for the U.S. Qualified Plans. For calculating pension expense in fiscal 2007, our weighted-average assumption for the expected increase in compensation was 3.0% for the next four fiscal years and 3.5% thereafter.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2010 are as follows (in millions):

Actuarial loss	$17.8
Prior service cost	0.8

$18.6

The estimated benefit payments (unaudited), which reflect expected future service, as appropriate, that we project are as follows (in millions):

2010	$16.1
2011	17.5
2012	18.4
2013	36.4
2014	21.1
Years 2015 – 2019	128.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plans

We have 401(k) plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. We generally provide matching expense, net of forfeitures, of $0.50 on the dollar for the first 6% for those individuals not participating in the enhanced 401(k) plan match. Under the enhanced 401(k) plan match, we provide matching expense that is dollar for dollar on the first 3% and $0.50 on the dollar for the next 2%. Due primarily to acquisitions we have other plans that cover some employees with other varied terms with company contributions ranging from 0% to 7%. During fiscal 2009, 2008, and 2007, we recorded expense of $11.2 million, $9.3 million, and $7.9 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based section was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in certain 401(k) plans in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and 6% of eligible bonus. We match $0.50 on the dollar of the amount contributed in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The amount recorded for both the asset and liability was $2.9 million at September 30, 2009. The benchmark investment alternatives available under the Supplemental Plans are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives available under our 401(k) plans. We recorded matching expense of $0.1 million in each of fiscal 2009, 2008, and 2007, respectively.

Note 17. Shareholders’ Equity

Capitalization

Our capital stock consists solely of our Class A common stock, par value $0.01 per share. Holders of our Common Stock are entitled to one vote per share. Our Articles of Incorporation also authorize preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with our Articles of Incorporation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. In August 2007, the board of directors amended our stock repurchase plan to allow for the repurchase of an additional 2.0 million shares bringing the cumulative total authorized to 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2007, we repurchased approximately 2.1 million shares for an aggregate cost of $58.7 million. In fiscal 2009 and 2008, we did not repurchase any shares of Common Stock. As of September 30, 2009, we had approximately 1.9 million shares of Common Stock available for repurchase under the amended repurchase plan.

Stock-based Compensation Plan

We issue nonqualified stock options and restricted shares to certain key employees and our directors pursuant to our 1993 Stock Option Plan as Amended and Restated, 2000 Incentive Stock Plan, and our 2004 Incentive Stock Plan, as amended. We also maintain an employee stock purchase plan that provides for the issuance of shares to all of our eligible employees at a 15% discount.

Our 2004 Incentive Stock Plan, as amended, allows for the granting of options and restricted stock to certain key employees for the purchase of a maximum of 4,100,000 shares of Common Stock plus the number of shares which would remain available for issuance under each preexisting plan if shares were issued on the effective date of this plan sufficient to satisfy grants then outstanding, plus the number of shares of Common Stock subject to grants under any preexisting plan which are outstanding on the effective date of this plan and which are forfeited or expire on or after such effective date.

Our results of operations for the fiscal years ended September 30, 2009, 2008, and 2007 include stock-based compensation expense of $11.9 million, $9.2 million and $7.3 million, respectively. The total income tax benefit in the results of operations in connection with stock-based compensation was $4.5 million, $2.9 million and $1.0 million, for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow. Excess tax benefits of approximately $5.5 million, $1.8 million and $14.1 million were included in cash used for financing activities in fiscal 2009, 2008, and 2007, respectively. Cash received from stock-based payment arrangements for the fiscal years ended September 30, 2009, 2008, and 2007 was $5.4 million, $5.3 million and $34.2 million, respectively.

Stock Options

Options that we grant under our plan are granted with an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of up to five years and have 10-year contractual terms. Our option grants provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods:

	2009	2008	2007
Expected Term in Years	4.9	5.0	4.9
Expected Volatility	46.4%	37.9%	38.5%
Risk-Free Interest Rate	1.6%	2.5%	4.6%
Dividend Yield	1.4%	1.5%	1.4%

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2008	1,285,035	$22.09
Granted	257,200	26.66
Exercised	(492,463)	15.20
Expired	(15,895)	33.57
Forfeited	(19,111)	31.77

Outstanding at September 30, 2009	1,014,766	$26.23	7.4 years	$21.2

Exercisable at September 30, 2009	464,967	$22.40	5.7 years	$11.5

Expected to vest at September 30, 2009	475,236	$29.72	8.8 years	$8.3

Options available for future grant at September 30, 2009	1,615,647

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2009, 2008, and 2007 was $9.88, $9.66, and $12.91 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2009, 2008, and 2007 was $12.1 million, $4.7 million, and $33.6 million, respectively.

As of September 30, 2009, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.5 years. We amortize these costs using the accelerated attribution method.

Restricted Stock

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Goals may vary from grant to grant, however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, certain increases in earnings per share, achievement of certain stock price targets, achievement of various financial targets, or percentage return on common stock or annual average return over capital costs compared to our Peer Group (as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased by up to 150% or decreased to zero. The grants generally vest over a period of 3 to 5 years depending on the nature of the goal, except for non-employee director grants which vest over one year. Our grants provide for accelerated vesting if there is a change in control (as defined in the Plan).

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights; should the service conditions not be met the restricted Common Stock is forfeited. At September 30, 2009 and 2008, restricted shares of 0.5 million and 0.5 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

A summary of our unvested restricted stock awards as of September 30, 2008 and changes during the fiscal year ended September 30, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2008	856,525	$22.44
Granted (1)	433,790	27.34
Vested	(199,177)	17.82
Forfeited	(40,554)	21.16

Unvested at September 30, 2009 (2)	1,050,584	$25.53

(1)

Fiscal 2009 target awards of 279,825 shares may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award. During fiscal 2009, certain restricted shares granted in fiscal 2008 achieved the respective performance condition based on the level of our Debt to EBITDA Ratio (as defined in the applicable grant letter) at 150% of target. This achievement resulted in the issuance of an additional 53,840 shares in fiscal 2009 and is reflected as granted in the table above.

(2)

As of September 30, 2009, target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2008 and fiscal 2007 in the amount of 73,575 shares and 100,800 shares, respectively, may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

There was approximately $16.4 million of total unrecognized compensation cost related to all unvested restricted shares as of September 30, 2009 that will be recognized over a weighted average remaining vesting period of 1.5 years.

The following table represents a summary of restricted stock vested in fiscal 2009, 2008, and 2007 (in millions, except shares):

	2009	2008	2007
Shares of restricted stock vested	199,177	138,547	333,334
Aggregate fair value of restricted stock vested	$7.3	$4.3	$11.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock granted in fiscal 2009, 2008, and 2007 with terms defined in the applicable grant letters pursuant to our 2004 Incentive Stock Plan, as amended (in shares). The shares are not deemed to be issued until the relevant performance or market conditions have been met, unless otherwise noted. Once the relevant performance or market conditions have been met, the shares will be deemed issued and will have voting and dividend rights as of that time, but they will be held by the Company and will be subject to forfeiture if the service conditions are not met.

	2009	2008	2007
Shares of restricted stock granted to non-employee directors (1)	27,500	25,000	18,000
Shares of restricted stock granted to certain employees:
Shares granted with a service condition (2)	72,625	—	—
Shares granted for attainment of a performance condition at an amount different from target (3)	53,840	—	—
Shares granted with a service condition and: Cash Flow to Equity Ratio performance condition at target (2)	279,825	—	—
Debt to EBITDA Ratio performance condition at target (2)	—	129,075	—
Annual Average Return over Capital Costs performance condition at target (2)	—	46,825	72,800
Total Shareholder Return market condition grant at target (2)(4)	—	46,825	61,700
Merchandising Displays Operating income performance condition at target (5)	—	6,900	—
Credit Agreement Debt to EBITDA ratio or earnings target performance grant (6)	—	—	18,500

Total restricted stock granted	433,790	254,625	171,000

(1)	Non-employee director grant in fiscal 2009, 2008 and 2007 which each vest over one year and are deemed issued and have voting and dividend rights.

(2)	These employee grants vest over approximately three years and are adjustable from 0-150% of target subject to the level of performance attained.

(3)	Shares issued for the fiscal 2008 Debt to EBITDA grant which attained performance at 150% of target.

(4)

The fiscal 2008 and 2007 grants with a market condition were valued using a Monte Carlo simulation which resulted in a valuation of $38.85 and $41.60 per share, respectively. The significant assumptions used in valuing these grants in fiscal 2008 and 2007 were: an expected volatility of 42.3% and 38.0%, expected dividends of 1.4% and 1.1%, and a risk free rate of 1.68% and 4.43%, each respectively. We estimated the expected forfeiture rate to be 4.7% and 8.6% in fiscal 2008 and 2007, respectively.

(5)	These employee grants vest over one year and are adjustable from 0-125% of target subject to the level of performance attained.

(6)	These employee grants vest in one-third increments upon completion of service on the third, fourth and fifth anniversary of the grant.

Expense is recognized on grants with a performance condition and service condition on a straight-line basis over the explicit service period because we estimate that it is probable the performance conditions will be satisfied, except for the 18,500 shares with graded vesting which we amortize using the accelerated attribution method. Expense recognized on grants with a performance condition that affects how many shares are ultimately

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awarded is based on the number of shares expected to be awarded. Expense is recognized on grants with a market condition and service condition on a straight-line basis over the requisite service period which is based on the explicit service period.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan as Amended and Restated (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. In January 2007, our board of directors amended the Plan to allow for the purchase of an additional 1.0 million shares, bringing the total authorized to a maximum of 4.32 million shares of Common Stock. During fiscal 2009, 2008 and 2007, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the Plan. We recognized $0.4 million, $0.4 million and $0.5 million of expense, respectively, relating to the Plan for the fiscal years ended September 30, 2009, 2008, and 2007 related to the 15% discount on the purchase price allowed to employees. As of September 30, 2009, approximately 1.0 million shares of Common Stock remained available for purchase under the Plan.

Note 18. Business Interruption and Other Insurance Recoveries

During fiscal 2007, we received $1.6 million of insurance proceeds primarily for property damage claims for a flood that occurred at one of our mills during fiscal 2006. The proceeds were primarily used to repair certain property and equipment. The majority of these recoveries are reflected in the line item cost of goods sold on our consolidated statements of income.

Note 19. Related Party Transactions

J. Hyatt Brown, a director of our company, is chairman, chief executive officer and a shareholder of Brown & Brown, Inc., the insurance agency that brokers a portion of the insurance for our company. During fiscal 2009, 2008, and 2007, we paid Brown & Brown, Inc. approximately $0.3 million each year for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million each year for commissions on premiums for insurance purchased by us. For the fiscal years ended September 30, 2009, 2008, and 2007, such payments to Brown & Brown, Inc., inclusive of fees for services and commissions paid, totaled approximately $0.5 million each year. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $6.0 million, $4.5 million, and $4.8 million, in fiscal 2009, 2008, and 2007, respectively.

Note 20. Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2009, total approximately $10.1 million.

Environmental and Other Matters

We are subject to various federal, state, local and foreign environmental laws and regulations, including, among others, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Air Act (as amended in 1990), the Clean Water Act, the Resource Conservation and Recovery Act and the Toxic

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have been identified as a potentially responsible party (“PRP”) at five active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

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

Additional information on these four sites follows:

•

Contamination was discovered at the time of the Gulf States Paper Corporation acquisition in June 2005 at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition, but have limited indemnification rights with respect to this contamination. We would expect to assert various defenses under applicable laws with respect to this contamination.

•

One of these sites is one of our former locations that is involved in an investigation under the state program. It is expected that any potential issues will be handled through administrative controls, such as a deed restriction, rather than remediation.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

We have made the following guarantees as of September 30, 2009:

•	We have a 49% ownership interest in Seven Hills. The partners guarantee funding of net losses, if any, in proportion to their share of ownership.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our consolidated balance sheets for the periods ending September 30, 2009 and 2008. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $4.5 million.

Note 21. Segment Information

We report four business segments. The Consumer Packaging segment consists of facilities that manufacture coated paperboard products and convert paperboard into folding cartons. The Corrugated Packaging segment consists of facilities that manufacture containerboard and produce corrugated packaging and sheet stock. The Merchandising Displays segment consists of facilities that produce displays. The Specialty Paperboard Products segment consists of facilities that manufacture specialty paperboard and convert paperboard into interior packaging, convert specialty paperboard into laminated paperboard products, and facilities that collect recovered paper. The Specialty Paperboard Packaging segment consists of two operating segments that are below the required quantitative thresholds; we have aggregated them into one segment which we disclose aggregated in our Specialty Paperboard Packaging segment.

Certain operations included in the segments are located in Canada, Mexico, Chile and Argentina. The table below reflects certain data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2009	2008	2007
Foreign segment income	$25.8	$20.7	$12.3
Foreign long-lived assets	$97.3	$103.4	$88.2

Foreign operations as a percent of consolidated operations:
Net sales to unaffiliated customers	8.5%	8.6%	8.4%
Segment income	5.5%	7.9%	5.1%
Identifiable assets	8.9%	8.2%	11.9%

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described above in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities, as well as our investments in unconsolidated entities, in the results of our business segments. Seven Hills is included in our Specialty Paperboard Products segment, QPSI and DSA are included in our Merchandising Displays segment, and Pohlig and Greenpine are included in the results of our Consumer Packaging segment.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is certain business segment information for each of the past three fiscal years (in millions):

	Years Ended September 30,
	2009	2008	2007
Net sales (aggregate):
Consumer Packaging	$1,503.1	$1,551.4	$1,459.6
Corrugated Packaging	752.9	607.5	236.7
Merchandising Displays	320.6	350.8	305.8
Specialty Paperboard Products	306.9	392.9	361.7

Total	$2,883.5	$2,902.6	$2,363.8

Less net sales (intersegment):
Consumer Packaging	$25.1	$18.1	$15.0
Corrugated Packaging	37.3	31.1	22.7
Merchandising Displays	0.4	0.4	—
Specialty Paperboard Products	8.4	14.1	10.3

Total	$71.2	$63.7	$48.0

Net sales (unaffiliated customers):
Consumer Packaging	$1,478.0	$1,533.3	$1,444.6
Corrugated Packaging	715.6	576.4	214.0
Merchandising Displays	320.2	350.4	305.8
Specialty Paperboard Products	298.5	378.8	351.4

Total	$2,812.3	$2,838.9	$2,315.8

Segment income:
Consumer Packaging	$228.3	$119.8	$125.2
Corrugated Packaging	178.9	71.3	18.9
Merchandising Displays	31.9	41.9	38.8
Specialty Paperboard Products	26.5	30.3	28.8

Total	465.6	263.3	211.7
Restructuring and other costs, net	(13.4)	(15.6)	(4.7)
Non-allocated expenses	(33.6)	(29.3)	(24.1)
Interest expense	(96.7)	(86.7)	(49.8)
Loss on extinguishment of debt and related items	(4.4)	(1.9)	—
Interest income and other income (expense), net	—	1.6	(1.3)
Minority interest in consolidated subsidiaries	(3.6)	(5.3)	(4.8)

Income before income taxes	$313.9	$126.1	$127.0

Identifiable assets:
Consumer Packaging	$1,286.2	$1,316.6	$1,362.2
Corrugated Packaging	1,183.3	1,313.5	89.3
Merchandising Displays	158.1	169.3	162.2
Specialty Paperboard Products	147.8	153.7	158.9
Assets held for sale	0.9	0.7	1.8
Corporate	108.1	59.3	26.3

Total	$2,884.4	$3,013.1	$1,800.7

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2009	2008	2007
Goodwill:
Consumer Packaging	$296.1	$296.4	$299.1
Corrugated Packaging	392.8	383.7	18.5
Merchandising Displays	28.0	28.0	28.0
Specialty Paperboard Products	19.5	18.9	18.9

Total	$736.4	$727.0	$364.5

Depreciation and amortization:
Consumer Packaging	$75.8	$79.3	$78.4
Corrugated Packaging	49.4	32.4	6.3
Merchandising Displays	6.1	6.4	6.6
Specialty Paperboard Products	8.6	8.9	9.3
Corporate	10.1	6.4	3.1

Total	$150.0	$133.4	$103.7

Capital expenditures:
Consumer Packaging	$41.9	$46.8	$60.3
Corrugated Packaging	11.9	18.1	2.7
Merchandising Displays	4.0	6.3	1.2
Specialty Paperboard Products	8.4	6.6	4.7
Corporate	9.7	6.4	9.1

Total	$75.9	$84.2	$78.0

Investment in unconsolidated entities:
Consumer Packaging	$0.9	$0.6	$—
Merchandising Displays	10.4	11.4	11.1
Specialty Paperboard Products	12.5	17.4	17.8

Total	$23.8	$29.4	$28.9

Equity in income of unconsolidated entities:
Consumer Packaging	$0.3	$0.1	$—
Merchandising Displays	0.6	2.1	0.7
Specialty Paperboard Products	(0.8)	0.2	0.4

Total	$0.1	$2.4	$1.1

Identifiable assets as of September 30, 2008 reflect a reclassification adjustment to reduce Corrugated Packaging assets and increase Corporate assets by approximately $14.1 million. Depreciation and amortization for the year ended September 30, 2008 reflects an adjustment to reduce Corporate by approximately $1.9 million. Both of these reclassifications adjustments were recorded to conform to the current year presentation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2009, 2008 and 2007 are as follows (in millions):

	Consumer Packaging	Corrugated Packaging	Merchandising Displays	Specialty Paperboard Products	Total
Balance as of October 1, 2006	$290.9	$18.5	$28.7	$18.5	$356.6
Goodwill acquired	3.5	—	—	0.4	3.9
Translation and other adjustment	4.7	—	(0.7)	—	4.0

Balance as of September 30, 2007	$299.1	$18.5	$28.0	$18.9	$364.5
Goodwill acquired	0.1	365.4	—	—	365.5
Translation and other adjustment	(2.8)	(0.2)	—	—	(3.0)

Balance as of September 30, 2008	$296.4	$383.7	$28.0	$18.9	$727.0
Goodwill acquired	—	—	—	0.6	0.6
Purchase price allocation adjustments	—	9.4	—	—	9.4
Translation and other adjustment	(0.3)	(0.3)	—	—	(0.6)

Balance as of September 30, 2009	$296.1	$392.8	$28.0	$19.5	$736.4

Note 22. Financial Results by Quarter (Unaudited)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$703.1	$676.3	$703.9	$729.0
Gross profit	164.8	171.5	223.1	203.3
Restructuring and other costs, net	6.5	3.2	1.1	2.6
Income before income taxes	47.3	59.3	114.4	92.9
Net income	30.6	37.4	87.0	67.3
Basic earnings per share	0.81	0.99	2.29	1.77
Diluted earnings per share	0.79	0.97	2.24	1.72

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$596.3	$685.9	$771.0	$785.7
Gross profit	107.0	125.9	144.7	164.5
Restructuring and other costs, net	3.0	0.8	3.7	8.1
Income before income taxes	25.7	27.3	28.1	45.0
Net income	17.5	17.1	18.8	28.4
Basic earnings per share	0.47	0.46	0.50	0.76
Diluted earnings per share	0.46	0.45	0.49	0.74

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

The fiscal 2009 financial results by quarter (unaudited) table is impacted by the inclusion of alternative fuel tax credits as discussed in “Note 5. Alternative Fuel Tax Credit” of the Notes to Consolidated Financial

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements section of the Financial Statements included herein. Gross profit and Income before income taxes include an alternative fuel tax credit of $32.7 million and $21.4 million, net of expenses, in the third and fourth quarters of fiscal 2009, respectively, and Net income includes an alternative fuel tax credit of $33.1 million and $21.5 million, net of expenses in the third and fourth quarters of fiscal 2009, respectively. Basic earnings per share were increased $0.87 and $0.56 and Diluted earnings per share were increased by $0.85 and $0.55, each for the third and fourth fiscal quarters of fiscal 2009, respectively in connection with the inclusion of an alternative fuel tax credits, net of expenses.

Note 23. Subsequent Events (Unaudited)

In accordance with ASC 855, “Subsequent Events”, we evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through November 17, 2009, the date we issued these financial statements. Subsequent to September 30, 2009, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 15 and 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement 109 (codified in FASB Accounting Standards Codification (“ASC”) Topic 740 Income Taxes) effective October 1, 2007, and the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified in FASB ASC Topic 715, Compensation — Retirement Benefits) effective September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2009, expressed an unqualified opinion thereon.

Atlanta, Georgia

November 17, 2009

Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control Over Financial Reporting Section of the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 of Rock-Tenn Company, and our report dated November 17, 2009, expressed an unqualified opinion thereon.

Atlanta, Georgia

November 17, 2009

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

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a that is applicable to all of our directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2009 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2009.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders to be held on January 29, 2010.

JAMES A. RUBRIGHT,

Chairman and Chief Executive Officer

STEVEN C. VOORHEES,

Executive Vice President,

Chief Financial Officer and Chief

Administrative Officer

November 17, 2009

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 23, 2009, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 23, 2009. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election — Term Expiring 2013,” “Incumbent Directors — Term Expiring 2011,” “Incumbent Directors — Term Expiring 2012,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 2010 are incorporated herein by reference. The section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, which will be filed on or before December 31, 2009, is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation”. The sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” and the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, which will be filed on or before December 31, 2009, are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, which will be filed on or before December 31, 2009, are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, which will be filed on or before December 31, 2009, are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2010, which will be filed on or before December 31, 2009, are incorporated herein by reference.

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

ROCK-TENN COMPANY

Dated: November 17, 2009	By:	/s/ JAMES A. RUBRIGHT
James A. Rubright
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 17, 2009

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	November 17, 2009

/s/ A. STEPHEN MEADOWS A. Stephen Meadows	Chief Accounting Officer (Principal Accounting Officer)	November 17, 2009

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	November 17, 2009

/s/ J. HYATT BROWN J. Hyatt Brown	Director	November 17, 2009

/s/ ROBERT M. CHAPMAN Robert M. Chapman	Director	November 17, 2009

/s/ ROBERT B. CURREY Robert B. Currey	Director	November 17, 2009

/s/ RUSSELL M. CURREY Russell M. Currey	Director	November 17, 2009

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	November 17, 2009

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	November 17, 2009

Signature	Title	Date

/s/ JOHN D. HOPKINS John D. Hopkins	Director	November 17, 2009

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	November 17, 2009

/s/ BETTINA M. WHYTE Bettina M. Whyte	Director	November 17, 2009

/s/ JAMES E. YOUNG James E. Young	Director	November 17, 2009

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	—	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 11, 2008).

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.3	—	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

4.1	—	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).

4.4	—	Supplemental Indenture, dated as of March 16, 2009, by and among Solvay Paperboard LLC, Rock-Tenn Company and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

4.5	—	Second Supplemental Indenture, dated as of May 29, 2009, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

4.6	—	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of August 22, 2008, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders signatories thereto, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent and Bank of America, N.A., acting through its Canada branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 13, 2009).

Exhibit Number		Description of Exhibits

4.7	—	Second Amendment to Credit Agreement and Consent, dated as of July 21, 2009, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009).

4.8	—	Second Amended and Restated Credit and Security Agreement dated as of September 2, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the liquidity banks from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent, and SunTrust Robinson Humphrey, Inc., as TPF Agent and Administrative Agent (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

4.9	—	First Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 24, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Initial Servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Liquidity Bank to Nieuw Amsterdam and as Nieuw Amsterdam Agent, Three Pillars Funding LLC, SunTrust Bank as liquidity provider to TPF, and SunTrust Robinson Humphrey, Inc., as TPF Agent, and STRH as Administrative Agent (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

4.10	—	Third Amended and Restated Credit and Security Agreement dated as of August 14, 2009 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Toronto Dominion (New York) LLC, individually as a Committed Lender and as TD Agent, the other committed lenders from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent and as Administrative Agent.

*10.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).

*10.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

*10.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).

*10.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

Exhibit Number		Description of Exhibits

*10.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

*10.7	—	Amended and Restated Employment Agreement between Rock-Tenn Converting Company and James L. Einstein, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003).

*10.8	—	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2005).

*10.9	—	Amendment Number One to the Rock-Tenn Company Supplemental Executive Retirement Plan (Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.10	—	Amendment Number Two to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.11	—	Amendment Number Three to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 21, 2008 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.12	—	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.13	—	Amended and Restated Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.14	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.15	—	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).

*10.16	—	Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.17	—	Employment Agreement between Southern Container Corp. and James B. Porter III, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.18	—	Amended and Restated Earnings Share Units between Southern Container Corp. and James B. Porter III, dated as of February 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.19	—	First Amendment to Employment Agreement and Amended and Restated Earnings Share Units Agreement between James B. Porter III and Rock-Tenn Company, dated as of January 8, 2008, effective as of March 5, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.20	—	Amendment No. 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.21	—	Transition and Consulting Agreement, dated as of September 9, 2009, by and between James L. Einstein and Rock-Tenn Converting Company (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 11, 2009).

Exhibit Number		Description of Exhibits

10.22	—	Second Amended and Restated Receivables Sale Agreement dated as of September 2, 2008 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, Schiffenhaus Packaging Corp. and Southern Container Corp., as Originators, and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.23	—	Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.24	—	Amendment Number Four to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of March 31, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.25	—	Amendment No. 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.26	—	Second Amendment to Second Amended and Restated Receivables Sale Agreement and Third Amendment to Second Amended and Restated Credit and Security Agreement dated as of June 24, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.27	—	Third Amendment to Second Amended and Restated Receivables Sale Agreement and Fourth Amendment to Second Amended and Restated Credit and Security Agreement dated as of July 14, 2009.

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.