Form 10-Q
period 2009-12-31
Rock-Tenn CO
filed 2010-02-05
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 29, 2010
Class A Common Stock, $0.01 par value	38,813,968

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended December 31,
	2009	2008
Net sales	$690.8	$703.1
Cost of goods sold (net of alternative fuel tax credit of $20.7 and $0)	512.3	538.3

Gross profit	178.5	164.8
Selling, general and administrative expenses	80.0	81.5
Restructuring and other costs, net	3.0	6.5

Operating profit	95.5	76.8
Interest expense	(21.5)	(26.4)
Gain (loss) on extinguishment of debt and related items	0.5	(2.4)
Interest income and other income, net	0.2	0.4
Equity in income (loss) of unconsolidated entities	0.2	(0.4)

Income before income taxes	74.9	48.0
Income tax expense	(17.3)	(16.7)

Consolidated net income	57.6	31.3
Less: Net income attributable to noncontrolling interests	(1.3)	(0.7)

Net income attributable to Rock-Tenn Company shareholders	$56.3	$30.6

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.45	$0.80

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.43	$0.79

Cash dividends paid per common share	$0.15	$0.10

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	December 31, 2009	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$14.1	$11.8
Accounts receivable (net of allowances of $8.9 and $8.8)	264.9	305.5
Inventories	266.7	275.1
Other current assets	79.6	65.9

Total current assets	625.3	658.3

Property, plant and equipment at cost:
Land and buildings	417.2	413.8
Machinery and equipment	1,865.4	1,857.1
Transportation equipment	13.8	13.5
Leasehold improvements	5.3	5.4

	2,301.7	2,289.8
Less accumulated depreciation and amortization	(1,048.2)	(1,013.7)

Net property, plant and equipment	1,253.5	1,276.1
Goodwill	737.3	736.4
Intangibles, net	148.3	151.3
Investment in unconsolidated entities	23.8	23.8
Other assets	36.4	38.5

	$2,824.6	$2,884.4

LIABILITIES AND EQUITY

Current liabilities:
Current portion of debt	$63.3	$56.3
Accounts payable	203.3	233.9
Accrued compensation and benefits	59.7	88.0
Other current liabilities	70.5	71.1

Total current liabilities	396.8	449.3

Long-term debt due after one year	1,203.2	1,289.3
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	3.1	3.8

Total long-term debt	1,206.3	1,293.1

Accrued pension and other long-term benefits	164.2	161.5
Deferred income taxes	160.9	149.2
Other long-term liabilities	39.0	36.7
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	7.1	11.5
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,789,506 and 38,707,695 shares outstanding at December 31, 2009 and September 30, 2009, respectively	0.4	0.4
Capital in excess of par value	271.8	264.5
Retained earnings	669.1	620.3
Accumulated other comprehensive loss	(97.9)	(108.4)

Total Rock-Tenn Company shareholders’ equity	843.4	776.8
Noncontrolling interests	6.9	6.3

Total equity	850.3	783.1

	$2,824.6	$2,884.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months Ended December 31,
	2009	2008
Operating activities:
Consolidated net income	$57.6	$31.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	37.5	37.9
Deferred income tax expense	3.0	7.7
Share-based compensation expense	3.5	2.1
(Gain) loss on extinguishment of debt and related items	(0.5)	2.4
Gain on disposal of plant, equipment and other, net	(0.1)	(0.4)
Equity in (income) loss of unconsolidated entities	(0.2)	0.4
Pension funding less than expense	7.5	2.3
Alternative fuel tax credit benefit	(20.9)	—
Impairment adjustments and other non-cash items	2.2	(0.7)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	41.5	29.4
Inventories	9.2	(13.8)
Other assets	(0.4)	(0.4)
Accounts payable	(30.9)	(33.7)
Income taxes payable	9.1	5.8
Accrued liabilities and other	(22.5)	(18.3)

Net cash provided by operating activities	95.6	52.0

Investing activities:
Capital expenditures	(12.3)	(14.2)
Investment in unconsolidated entities	(0.1)	(0.5)
Return of capital from unconsolidated entities	0.2	3.5
Proceeds from sale of property, plant and equipment	2.3	0.5

Net cash used for investing activities	(9.9)	(10.7)

Financing activities:
Additions to revolving credit facilities	16.1	143.7
Repayments of revolving credit facilities	(7.5)	(41.8)
Additions to debt	2.3	74.0
Repayments of debt	(89.9)	(265.8)
Debt issuance costs	(0.1)	(0.4)
Cash paid for debt extinguishment costs	—	(2.4)
Restricted cash and investments	—	19.2
Issuances of common stock, net of related minimum tax withholdings	0.9	0.7
Excess tax benefits from share-based compensation	1.2	—
Advances from (repayments to) unconsolidated entity	0.2	(5.3)
Cash dividends paid to shareholders	(5.8)	(3.8)
Cash distributions paid to noncontrolling interest	(0.9)	—

Net cash used for financing activities	(83.5)	(81.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.5

Increase (decrease) in cash and cash equivalents	2.3	(40.1)
Cash and cash equivalents at beginning of period	11.8	52.8

Cash and cash equivalents at end of period	$14.1	$12.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$2.4	$2.3
Interest, net of amounts capitalized	10.8	19.2

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2009

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

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2009 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Fiscal 2009 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2009 and 2008, our financial position at December 31, 2009 and September 30, 2009, and our cash flows for the three months ended December 31, 2009 and 2008.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2009 Form 10-K.

The results for the three months ended December 31, 2009 are not necessarily indicative of results that may be expected for the full year.

Note 2. New Accounting Standards

Recently Adopted Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued certain provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, which state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method as described in ASC 260. These provisions were effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. These provisions require all presented prior-period earnings per share data to be adjusted. We adopted ASC 260, as of October 1, 2009. See “Note 4. Earnings per Share” to our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued ASC 805, “Business Combinations”. ASC 805 expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC 805 also requires that all assets, liabilities, contingent considerations, and, under certain circumstances, contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, ASC 805 requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 was effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We adopted ASC 260 as of October 1, 2009. The effect the implementation of ASC 805 will have on our consolidated financial statements will depend upon the facts and circumstances of future acquisitions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In December 2007, the FASB issued certain provisions of ASC 810, “Consolidation”, which change the accounting and reporting for minority interests such that minority interests generally are recharacterized as noncontrolling interests and are required to be reported as a component of equity, unless such interests are subject to redemption outside the control of Rock-Tenn Company. Additionally, ASC 810 requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. These provisions were effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We adopted ASC 810 as of October 1, 2009 and have revised our Condensed Consolidated Financial Statements and related Notes accordingly.

In February 2008, the FASB amended certain provisions of ASC 820, “Fair Value Measurements and Disclosures” that deferred the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), until fiscal years beginning after November 15, 2008 (October 1, 2009 for us). We adopted the specific provisions related to nonrecurring non-financial assets and non-financial liabilities as of October 1, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In June 2009, the FASB issued certain provisions of ASC 860 “Transfers and Servicing”. These provisions require additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities. These provisions are effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us). We are currently evaluating the effect of adopting these provisions of ASC 860 on our consolidated financial statements.

In June 2009, the FASB issued certain provisions of ASC 810 which revises the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a variable interest entity. These provisions are effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the effect of these provisions of ASC 810 on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3. Equity and Comprehensive Income

The following is a summary of the changes in total equity for the three months ended December 31, 2009 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at September 30, 2009	$776.8	$6.3	$783.1
Net income	56.3	0.4	56.7
Components of other comprehensive income, net of tax:
Foreign currency translation gain	3.3	0.2	3.5
Net deferred loss on cash flow hedges	(0.4)	—	(0.4)
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	1.8	—	1.8
Amortization of net actuarial loss	2.8	—	2.8
Amortization of prior service cost	0.1	—	0.1
Income tax benefit from share-based plans	1.2	—	1.2
Compensation expense under share-based plans	3.5	—	3.5
Cash dividends (per share - $0.15)	(5.8)	—	(5.8)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	0.9	—	0.9
Other equity adjustments	2.9	—	2.9

Balance at December 31, 2009	$843.4	$6.9	$850.3

(1)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

The following are the components of comprehensive income, net of tax (in millions):

	Three Months Ended December 31,
	2009	2008
Consolidated net income	$57.6	$31.3
Foreign currency translation gain (loss)	3.7	(21.7)
Net deferred loss on cash flow hedges	(0.4)	(13.3)
Reclassification adjustment of net loss (gain) on cash flow hedges included in earnings	1.8	(0.1)
Amortization of net actuarial loss	2.9	1.0
Amortization of prior service cost	0.1	0.1
Other comprehensive income adjustments	(1.7)	—

Comprehensive income	64.0	(2.7)
Less: Comprehensive loss attributable to noncontrolling interests	2.8	1.3

Comprehensive income attributable to Rock-Tenn Company shareholders	$66.8	$(1.4)

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three month periods ended December 31, 2009 and 2008. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Note 4. Earnings per Share

Effective October 1, 2009, we adopted certain provisions of ASC 260 which clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Certain of our restricted stock awards granted are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260. Prior to adoption of these provisions, restricted stock was included in our diluted EPS calculation using the treasury stock method. The dilutive effect of participating securities is now reflected in diluted EPS by application of the more dilutive of the treasury stock method or the two-class method. Pursuant to ASC 260, all prior period EPS data were adjusted retrospectively. The impact of adopting ASC 260 for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the period ended December 31, 2008 decreased previously reported basic EPS by $0.01 and had no impact on diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended December 31,
	2009	2008
Basic earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$56.3	$30.6
Less: Distributed and undistributed income available to participating securities	(0.7)	(0.5)

Distributed and undistributed income available to Rock-Tenn Company common shareholders	$55.6	$30.1

Denominator:
Basic weighted average shares outstanding	38.2	37.7

Basic earnings per share	$1.45	$0.80

Diluted earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$56.3	$30.6
Less: Distributed and undistributed income available to participating securities	(0.7)	(0.4)

Distributed and undistributed income available to Rock-Tenn Company common shareholders	$55.6	$30.2

Denominator:
Basic weighted average shares outstanding	38.2	37.7
Effect of dilutive stock options and non-participating securities	0.7	0.5

Diluted weighted average shares outstanding	38.9	38.2

Diluted earnings per share	$1.43	$0.79

Options to purchase 0.5 million common shares were not included in computing diluted earnings per share in the three months ended December 31, 2008 because the effect would have been antidilutive.

Note 5. Alternative Fuel Tax Credit

In April 2009, we received notification from the Internal Revenue Service that our registration as an alternative fuel mixer had been approved. As a result, we are eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We recognized approximately $20.9 million of an alternative fuel tax credit, which is not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses, in the three months ended December 31, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $3.0 million and $6.5 million for the three months ended December 31, 2009 and 2008, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring initiatives incurred during the three months ended December 31, 2009 and 2008, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$—	$0.1	$—	$—	$—	$0.1
	Prior Year Qtr.	0.1	0.1	0.4	—	1.2	1.8

	Cumulative	1.8	2.9	1.6	0.3	2.8	9.4
	Expected Total	1.8	2.9	1.6	0.3	2.8	9.4

Corrugated Packaging (b)	Current Qtr.	—	—	—	—	—	—
	Prior Year Qtr.	—	—	0.1	—	—	0.1

	Cumulative	3.2	0.2	0.4	0.1	1.4	5.3
	Expected Total	3.2	0.2	0.4	0.1	1.4	5.3

Specialty Paperboard Products(c)	Current Qtr.	1.9	0.8	—	—	0.2	2.9
	Prior Year Qtr.	—	—	—	—	—	—

	Cumulative	2.4	1.3	0.1	0.2	0.4	4.4
	Expected Total	2.4	1.5	0.2	0.5	0.6	5.2

Other(d)	Current Qtr.	—	—	—	—	—	—
	Prior Year Qtr.	—	—	—	—	4.6	4.6

	Cumulative	—	0.1	—	—	16.4	16.5
	Expected Total	—	0.1	—	—	16.5	16.6

Total	Current Qtr.	$1.9	$0.9	$—	$—	$0.2	$3.0

	Prior Year Qtr.	$0.1	$0.1	$0.5	$—	$5.8	$6.5

	Cumulative	$7.4	$4.5	$2.1	$0.6	$21.0	$35.6

	Expected Total	$7.4	$4.7	$2.2	$0.9	$21.3	$36.5

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

(a)

The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closed in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008) and Stone Mountain, Georgia (announced and closed in fiscal 2007). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We believe these actions have allowed us to more effectively manage our business. The expenses in the “Other Costs” column in the prior year quarter, cumulative and expected cost rows primarily reflect the estimated fair value of the liability for future lease payments at our closed leased facilities.

(b)

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009) and the fiscal 2009 impairment of certain assets at one of our consolidated corrugated graphics subsidiaries, including a $1.0 million charge included in “Other Costs” column in the cumulative row for a customer relationship intangible. We have transferred a substantial portion of Greenville’s production to our other corrugated plants.

(c)

The Specialty Paperboard Products segment charges primarily reflect the pending fiscal 2010 closure of our Columbus, Indiana laminated paperboard converting operation and Macon, Georgia drum manufacturing operation and closure of our Litchfield, Illinois interior packaging plant (announced and closed in fiscal 2009).

(d)

The expenses in the “Other Costs” column primarily reflect integration and deferred compensation expenses. The prior year quarter reflects $2.5 million of Southern Container integration expenses and $2.1 million of deferred compensation expense for key Southern Container employees. The deferred compensation and retention bonus expense was funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and were disbursed in March 2009 following the one year anniversary of the acquisition.

The following table represents a summary of the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income for the three months ended December 31, 2009 and 2008 (in millions):

	2009	2008
Accrual at beginning of fiscal year	$1.1	$3.4
Additional accruals	1.0	1.0
Payments	(0.3)	(1.3)
Adjustments to accruals	—	0.4

Accrual at December 31,	$1.8	$3.5

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.0	$1.4
Net property, plant and equipment	1.9	0.1
Deferred compensation expense	—	2.1
Integration expenses	—	1.9
Severance and other employee costs	0.2	0.2
Equipment relocation	—	0.5
Other	(0.1)	0.3

Total restructuring and other costs, net	$3.0	$6.5

Note 7. Tax Provision

We recorded income tax expense of $17.3 million in the three months ended December 31, 2009, compared to $16.7 million in the three months ended December 31, 2008. The 23.1% effective tax rate for the three months ended December 31, 2009 was primarily impacted by the exclusion of the alternative fuel tax credit from taxable income, a $0.8 million tax benefit related to changes in state deferred rates and a $0.4 million tax benefit due to the reduction in the Ontario tax rate. The 34.8% effective rate for the three months ended December 31, 2008 was primarily impacted by a tax benefit of $0.7 million related to the extension of the United States federal research credit, which was partially offset by a $0.4 million deferred tax expense related to changes in state effective rates.

As of December 31, 2009, the gross amount of unrecognized tax benefits was approximately $13.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $6.2 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2009, we had a recorded liability of $2.8 million for the payment of interest and penalties related to the liability for unrecognized tax benefits.

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

	December 31,	September 30,
	2009	2009
Finished goods and work in process	$147.2	$154.2
Raw materials	104.6	107.4
Supplies and spare parts	49.5	49.0

Inventories at FIFO cost	301.3	310.6
LIFO reserve	(34.6)	(35.5)

Net inventories	$266.7	$275.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt characteristics during the three months ended December 31, 2009. For more information regarding certain of our debt characteristics, see “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2009 Form 10-K (“Debt Footnote on Form 10-K”).

The following were individual components of debt (in millions):

	December 31, 2009	September 30, 2009
Face value of 8.20% secured notes due August 2011, net of unamortized discount of $0.1 and $0.1 (a)	$154.6	$154.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.2	2.6

	156.8	157.2

Face value of 5.625% secured notes due March 2013, net of unamortized discount of $0.1 and $0.1 (a)	80.4	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	0.9	1.2

	81.3	101.1

Face value of 9.25% unsecured notes due March 2016, net of unamortized discount of $1.1 and $1.1(a)	298.9	298.9

Term loan facilities, net of unamortized discount of $1.2 and $1.3 (b)	633.3	643.8

Revolving credit and swing facilities (b)	27.8	19.1

Receivables-backed financing facility (c)	40.0	100.0

Industrial development revenue bonds, bearing interest at variable rates (2.14% at December 31, 2009 and 2.70% at September 30, 2009); due at various dates through October 2036 (d)	18.9	16.9

Other notes	12.6	12.4

Total Debt	1,269.6	1,349.4
Less current portion of debt	63.3	56.3

Long-term debt due after one year	$1,206.3	$1,293.1

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,266.5	$1,345.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	3.1	3.8

Total Debt	$1,269.6	$1,349.4

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)	During the quarter ended December 31, 2009, we repurchased $19.5 million of our 5.625% notes due March 2013 (“March 2013 Notes”) at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. Interest on our 8.20% notes due August 2011 Notes (“August 2011 Notes”) is payable in arrears each February and August. Interest on our March 2013 Notes is payable in arrears each September and March. Interest on our 9.25% senior notes due March 2016 (“March 2016 Notes”) is payable in arrears each March and September.

(b)

On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. At December 31, 2009 and September 30, 2009, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $45.0 million. At December 31, 2009, there were $6.7 million in borrowings by the Canadian subsidiary. At December 31, 2009, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $31.6 million, were approximately $390.6 million.

The applicable margin, in excess of the variable rate, for determining the interest rate of the term loan B is fixed at 1.75% per annum in the case of Base Rate Loans and 2.75% for LIBOR Loans. If we select LIBOR Loans for the term loan B facility, we have agreed to pay term loan B lenders a minimum LIBOR rate of 3.00% plus the applicable margin then in effect. The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the quarters ended December 31, 2009 and September 30, 2009 the applicable margin was each 1.50%. The variable rate, including the applicable margin, on our term loan A and term loan B facilities, before the effect of interest rate swaps, was 1.74% and 5.75%, respectively, at December 31, 2009 and 1.77% and 5.75%, respectively, at September 30, 2009. We had interest rates on our revolving credit facility for borrowings both in the U.S. and Canada, ranging from 1.73% to 3.75% at December 31, 2009 and from 1.76% to 3.75% at September 30, 2009. Concurrent with our earnings release, we filed our quarterly compliance report with our bank group and, based on the most recent Leverage Ratio, received a 25 basis point decrease prospectively to the applicable credit margin in the Credit Facility. Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth as discussed in our Debt Footnote in our Fiscal 2009 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

On February 3, 2010, we amended our Credit Facility to among other things adjust our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter. In conjunction with this amendment, we will repay the $120.0 million outstanding term loan B balance on or before February 12, 2010 with proceeds from our revolving credit facility. We expect to record a loss on extinguishment of debt of approximately $2 million associated with the term loan B repayment primarily for unamortized deferred financing costs.

(c)	In fiscal 2009, we amended our existing receivables-backed financing facility (the “Receivables Facility”) to among other things extend the maturity to set it to expire on July 13, 2012 and increase the facility size to $135.0 million. Accordingly, such borrowings are classified as long-term at December 31, 2009 and September 30, 2009. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.51% and 2.53% as of December 31, 2009 and September 30, 2009, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At December 31, 2009 and September 30, 2009, maximum available borrowings under this facility were approximately $122.2 million and $114.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2009 was approximately $221 million. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. One of our covenants is based on the percentage of receivables 31 to 60 days past due, and another is based on the percentage of receivables greater than 61 days past due. Given current economic conditions it is possible that the age of qualifying receivables could exceed the limit in the covenant. If this event were to occur, we would either amend the facility or terminate the facility utilizing available capacity under the revolving credit portion of our existing Credit Facility.

(d)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of December 31, 2009, the outstanding amount of direct pay letters of credit supporting all industrial development revenue bonds was $19.2 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. During fiscal 2009, $1.9 million of IDBs were tendered by their holders and were not able to be remarketed. These bonds were tendered by the investors as the credit ratings of the bank that issues the letters of credit backing the IDBs were lowered. To maintain the tax advantages associated with these IDBs, we voluntarily purchased these bonds and held them until they were successfully remarketed in November 2009; at which time they were included in debt outstanding.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10. Derivatives

We are exposed to interest rate risk, commodity price risk, and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated as cash flow hedges of floating rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity derivative contracts and physical commodity contracts that are determined to be derivatives are not designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to transactions denominated in Canadian dollars.

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of December 31, 2009, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of December 31, 2009, the aggregate notional amount of outstanding debt related to these interest rate swaps was $426 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million.

As of December 31, 2009 and September 30, 2009, we had the following outstanding commodity derivatives that were entered into to hedge forecasted sales:

	December 31, 2009		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Paperboard, net	24,000	Tons	33,000	Tons

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended December 31, 2009 and 2008, $0.4 million and $0.5 million, respectively, were amortized to earnings as a reduction of interest expense.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives not Designated as Accounting Hedges

On March 20, 2009, we entered into a pay-fixed, receive-floating interest rate swap agreement with a total notional amount of $14 million. The fixed rate of interest paid is 3.73% and the floating interest rate received is the three-month LIBOR rate. This interest rate swap agreement has a forward-starting date of December 15, 2011 and a ten-year term. However, the agreement has a mandatory early termination date of December 15, 2011, at which time we will either receive a lump-sum from or pay a lump-sum to our counterparty to terminate the swap. This interest rate swap has not been designated as an accounting cash flow hedge, and accordingly, the gain or loss is recognized in current earnings.

We have various commodity derivative instruments and physical commodity contracts that are determined to be derivatives. The gain or loss on these derivatives is recognized in the same line item associated with the economically hedged item in current earnings.

As of December 31, 2009 and September 30, 2009, we had the following outstanding commodity derivatives related to forecasted purchases that were not designated as accounting hedges:

	December 31, 2009		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber, net	46,500	Tons	2,100	Tons

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		December 31, 2009 Fair Value	September 30, 2009 Fair Value		December 31, 2009 Fair Value	September 30, 2009 Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	N/A	$—	$—	Other current liabilities	$11.7	$12.7
Interest rate derivatives	N/A	—	—	Other long-term liabilities	4.9	5.6
Commodity derivatives	Other current assets	0.2	0.4	N/A	—	—

		$0.2	$0.4		$16.6	$18.3

Derivatives not designated as hedging instruments:
Interest rate derivatives	Other assets	$1.0	$0.5	N/A	$—	$—

Commodity derivatives	Other current assets	1.6	2.0	Other current liabilities	1.5	1.8

Commodity derivatives	Other assets	0.3	0.6	Other long-term liabilities	0.3	0.6

		$2.9	$3.1		$1.8	$2.4

Total derivatives		$3.1	$3.5		$18.4	$20.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three months ended December 31, (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
For the three months ending:
Interest rate derivatives	$(1.0)	$(21.7)	Interest expense	$(3.2)	$0.2	N/A	$—	$—
Commodity derivatives	0.3	—	Net sales	0.3	—	Net sales	(0.1)	—

Total	$(0.7)	$(21.7)		$(2.9)	$0.2		$(0.1)	$—

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009	2008
For the three months ending:
Interest rate derivatives	Selling, general and administrative expenses	$0.5	$—
Commodity derivatives	Interest income and other income	—	0.4
Commodity derivatives	Net sales	(0.1)	—

Total		$0.4	$0.4

As of December 31, 2009, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify pre-tax deferred losses of approximately $8.3 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. As of December 31, 2009, based on implied forward price curves associated with certain commodity derivative cash flow hedges, we expect to reclassify approximately $0.5 million from accumulated comprehensive income to earnings as an increase to net sales within the next twelve months as the probable hedged transactions occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on December 31, 2009, is approximately $16.6 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $16.9 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009, is approximately $1 million. If credit-risk-related contingent features underlying these commodity derivative agreements were triggered, we may be required to post collateral or settle our obligations under the agreements at their termination value, which was approximately $1 million at December 31, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Fair Value

Assets and Liabilities Measured at Fair Value

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of December 31, 2009, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$3.6	$—	$—	$3.6
Interest rate derivatives	$—	$1.0	$—	$1.0
Commodity derivatives	$—	$—	$2.1	$2.1

Liabilities:
Interest rate derivatives	$—	$16.6	$—	$16.6
Commodity derivatives	$—	$—	$1.8	$1.8

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the three months ended December 31, (in millions):

	2009	2008
Beginning asset balance	$0.6	$(0.1)
Realized and unrealized net losses recorded in net sales	(0.1)	—
Realized and unrealized net gains recorded in interest income and other income, net	—	0.4
Realized and unrealized net gains deferred in other comprehensive income	0.3	—
Purchases, issuances and settlements, net	(0.5)	—

Ending asset balance	$0.3	$0.3

The following table provides a summary of unrealized net gains and losses during the three months ended December 31, 2009 and 2008 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at December 31, 2009 and 2008 (in millions):

	2009	2008
Unrealized net (loss) gain recorded in net sales	$(0.1)	$0.2
Unrealized net gain deferred in other comprehensive income	0.2	—

Total unrealized net gain	$0.1	$0.2

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	December 31, 2009		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$156.8	$164.2	$157.2	$160.8
March 2013 Notes (1)	81.3	79.6	101.1	97.4
March 2016 Notes (1)	298.9	326.4	298.9	321.8
Term loan facilities (2)	633.3	632.1	643.8	636.4
Revolving credit and swing facilities (3)	27.8	27.8	19.1	19.1
Receivables-backed financing facility (3)	40.0	40.0	100.0	100.0
Industrial development revenue bonds (3)	18.9	18.9	16.9	16.9
Other fixed rate long-term debt (2)	12.6	13.0	12.4	12.5

Total debt	$1,269.6	$1,302.0	$1,349.4	$1,364.9

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended December 31,
	2009	2008
Service cost	$2.8	$2.1
Interest cost	5.9	5.9
Expected return on plan assets	(6.0)	(5.6)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	4.7	1.6

Company defined benefit plan expense	7.6	4.2
Multi-employer plans for collective bargaining employees	0.4	0.4

Net pension cost	$8.0	$4.6

We made no contributions to our U.S. Qualified Plans during the three months ended December 31, 2009. Based on our current assumptions, we anticipate contributing approximately $20 million in fiscal 2010 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. Therefore, the amount we contribute may vary materially. During the three months ended December 31, 2008, we contributed an aggregate of $2.2 million to our U.S. Qualified Plans.

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

We have been identified as a potentially responsible party (“PRP”) at six active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	With respect to each of three sites, we determined, while it was not estimable, the potential liability was reasonably likely to be immaterial.

•	With respect to three sites, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be immaterial.

In addition to the above mentioned sites, four of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe such costs, if any, would be immaterial.

Additional information on these four sites follows:

•

Contamination was discovered at the time of the acquisition of certain assets and operations of the former Gulf States Paper Corporation in June 2005 at two sites we acquired. We did not assume any environmental liabilities as part of the acquisition, but have limited indemnification rights with respect to this contamination. We would expect to assert various defenses under applicable laws with respect to this contamination.

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

Guarantees

We have made the following guarantees as of December 31, 2009:

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership.

•

As part of the Southern Container acquisition we have acquired two unconsolidated entities for which we guarantee less than $4 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity in an amount less than $2 million.

•

We lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

We have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental laws; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial.

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

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our Condensed Consolidated Balance Sheets for the periods ending December 31, 2009 and September 30, 2009. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $5 million.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2012. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million at December 31, 2009, which would result in a purchase price of approximately 60% of our partner’s net equity reflected on Seven Hills’ December 31, 2009 balance sheet.

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

	Three Months Ended December 31,
	2009	2008
Net sales (aggregate):
Consumer Packaging	$379.6	$368.8
Corrugated Packaging	180.1	203.2
Merchandising Displays	66.8	74.8
Specialty Paperboard Products	79.8	75.3

Total	$706.3	$722.1

Less net sales (intersegment):
Consumer Packaging	$6.0	$6.6
Corrugated Packaging	7.3	10.1
Merchandising Displays	0.1	—
Specialty Paperboard Products	2.1	2.3

Total	$15.5	$19.0

Net sales (unaffiliated customers):
Consumer Packaging	$373.6	$362.2
Corrugated Packaging	172.8	193.1
Merchandising Displays	66.7	74.8
Specialty Paperboard Products	77.7	73.0

Total	$690.8	$703.1

Segment income:
Consumer Packaging	$62.8	$31.5
Corrugated Packaging	34.7	50.6
Merchandising Displays	4.2	5.1
Specialty Paperboard Products	4.5	2.8

Total segment income	106.2	90.0
Restructuring and other costs, net	(3.0)	(6.5)
Non-allocated expenses	(7.5)	(7.1)
Interest expense	(21.5)	(26.4)
Gain (loss) on extinguishment of debt and related items	0.5	(2.4)
Interest income and other income, net	0.2	0.4

Income before income taxes	74.9	48.0
Income tax expense	(17.3)	(16.7)

Consolidated net income	57.6	31.3
Less: Net income attributable to noncontrolling interests	(1.3)	(0.7)

Net income attributable to Rock-Tenn Company shareholders	$56.3	$30.6

Note 15. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, we evaluated all events or transactions that occurred after the balance sheet date of December 31, 2009 through February 5, 2010, the date we issued these financial statements. On February 3, 2010, we amended our Credit Facility. For a discussion, see “Note 9. Debt” to our Condensed Consolidated Financial Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2009, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2009 Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on November 18, 2009. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein shows certain operating data for our segments.

Overview

Segment income in the first quarter of fiscal 2010 increased $16.2 million to $106.2 million compared to the first quarter of fiscal 2009. The increase was primarily due to increased earnings in our Consumer Packaging segment, including $20.7 million included in the Consumer Packaging segment related to the alternative fuel tax credit, net of related expenses. The tax credit expired on December 31, 2009.

Net income attributable to Rock-Tenn Company shareholders increased $25.7 million to $56.3 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to the alternative fuel tax credit discussed above, higher paperboard volumes and comparatively lower energy and chemical costs in fiscal 2010. In addition, the first quarter of fiscal 2009 earnings were reduced by certain pretax charges related to the Southern Container acquisition. Specific pretax charges in the first quarter of fiscal 2009 related to the Southern Container acquisition aggregated $4.6 million, which consisted of $2.5 million of integration costs and $2.1 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009	$703.1	$676.3	$703.9	$729.0	$2,812.3
2010	$690.8
% Change	(1.7)%

Net sales in the first quarter of fiscal 2010 decreased $12.3 million compared to the first quarter of fiscal 2009 primarily due to lower selling prices primarily for containerboard and corrugated packaging.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009	$538.3	$504.8	$480.8	$525.7	$2,049.6
(% of Net Sales)	76.6%	74.6%	68.3%	72.1%	72.9%
2010	$512.3
(% of Net Sales)	74.2%

Cost of goods sold as a percentage of net sales decreased in the first quarter of fiscal 2010 compared to the prior year first quarter primarily as a result of a net alternative fuel tax credit of $20.7 million and reduced energy and chemical costs. Partially offsetting these amounts, recycled fiber costs and virgin fiber costs increased $7 per ton and $6 per ton, respectively. Additionally, pension expense increased $2.1 million, freight expense increased $1.3 million due in part to higher volumes, and expense related to foreign currency transactions increased $1.3 million.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2009	$81.5	$83.5	$81.4	$84.4	$330.8
(% of Net Sales)	11.6%	12.3%	11.6%	11.6%	11.8%
2010	$80.0
(% of Net Sales)	11.6%

Selling, general and administrative expenses declined $1.5 million and remained unchanged as a percentage of net sales in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We recorded reduced bad debt expense of $2.7 million and reduced depreciation and amortization of $1.4 million which were partially offset by increased compensation costs aggregating $1.9 million and increased pension costs of $1.3 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $3.0 million and $6.5 million in the first quarter of fiscal 2010 and 2009, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Equity in Income (loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities in the first quarter of fiscal 2010 was income of $0.2 million compared to a loss of $0.4 million in the first quarter of fiscal 2009.

Interest Expense

Interest expense for the first quarter of fiscal 2010 decreased to $21.5 million from $26.4 million for the same quarter last year and included non-cash deferred financing cost amortization of $1.6 million and $1.7 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $5.4 million, and higher interest rates, net of swaps, increased interest expense by approximately $0.6 million, and deferred financing cost amortization decreased $0.1 million.

Gain (Loss) on Extinguishment of Debt and Related Items

Gain on extinguishment of debt and related items for the three months ended December 31, 2009 of $0.5 million represents amounts recorded in connection with the repurchase of $19.5 million of our March 2013 Notes at an average price of approximately 98% of par. Loss on extinguishment of debt and related items for the three months ended December 31, 2008 was $2.4 million in the first quarter of fiscal 2009 to retire the Solvay IDBs we assumed as part of the Southern Container acquisition, at 102% of par. The $2.4 million was funded by the former Southern Container stockholders.

Interest Income and Other Income, net

Interest income and other income, net, for the three months ended December 31, 2009 was income of $0.2 million and $0.4 million in the comparable prior year quarter.

Provision for Income Taxes

We recorded income tax expense of $17.3 million in the three months ended December 31, 2009, compared to $16.7 million in the three months ended December 31, 2008. The 23.1% effective tax rate for the three months ended December 31, 2009 was primarily impacted by the exclusion of the alternative fuel tax credit from taxable income, a $0.8 million tax benefit related to changes in state deferred rates and a $0.4 million tax benefit due to the reduction in the Ontario tax rate. The 34.8% effective rate for the three months ended December 31, 2008 was primarily impacted by a tax benefit of $0.7 million related to the extension of the United States federal research credit, which was partially offset by a $0.4 million deferred tax expense related to changes in state effective rates. In fiscal 2010, we expect our marginal effective income tax rate to be approximately 36.5% and our effective tax rate, excluding the impact of alternative fuel tax credit, to be approximately 35%. We discuss the alternative fuel tax credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Tax Credit” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the first quarter of fiscal 2010 increased to $1.3 million from $0.7 million in the first quarter of fiscal 2009 due primarily to increased earnings at our consolidated solid fiber interior packaging subsidiary.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Price Per Ton

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Price (Per Ton)(a)
	(In thousands, except Average Price Per Ton)
First Quarter	204.9	86.3	20.7	221.9	$596
Second Quarter	212.0	78.3	19.5	188.6	586
Third Quarter	219.8	79.4	24.2	203.0	564
Fourth Quarter	224.3	88.9	26.5	235.2	557

Fiscal 2009	861.0	332.9	90.9	848.7	$575

First Quarter Fiscal 2010	223.1	85.0	25.4	231.1	$550

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8
Third Quarter	377.2	83.0	22.0
Fourth Quarter	394.2	74.6	18.9

Fiscal 2009	$1,503.1	$228.3	15.2%

First Quarter Fiscal 2010	$379.6	$62.8	16.5%

Net Sales (Consumer Packaging Segment)

The 2.9% increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2010 compared to the prior year first quarter was primarily due to higher paperboard volumes and folding carton selling prices. Coated recycled paperboard and market pulp tons shipped increased 8.6% and 22.5%, respectively. Bleached paperboard tons shipped decreased 1.6%.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2009 increased due to the recognition of the $20.7 million alternative fuel tax credit, net as discussed above, higher paperboard volumes and folding carton selling prices, decreased energy and chemical costs, continued operational improvements and the impact of the first quarter of fiscal 2009 Demopolis maintenance outage on the prior year quarter. Energy costs decreased approximately $3.3 million, or $13 per ton, over the prior year quarter. Chemical costs decreased approximately $5.9 million, or $23 per ton, and bad debt expense decreased $1.0 million. Partially offsetting these decreases in expense was an increase in pension expense of $1.7 million and increased expense of $1.1 million related to foreign currency transactions.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6
Third Quarter	186.5	49.6	26.6
Fourth Quarter	186.7	37.1	19.9

Fiscal 2009	$752.9	$178.9	23.8%

First Quarter Fiscal 2010	$180.1	$34.7	19.3%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment decreased $23.1 million in the first quarter of fiscal 2010 compared to the prior year first quarter due to decreased selling prices which were partially offset by higher volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the first quarter of fiscal 2010 decreased $15.9 million compared to the prior year first quarter due primarily to decreased selling prices and higher fiber and chemical costs, which were partially offset by higher volumes. At our containerboard mills, recycled fiber and chemical costs increased approximately $3.6 million, or $15 per ton, and approximately $1.3 million, or $6 per ton, respectively, over the prior year quarter.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7
Third Quarter	79.7	8.0	10.0
Fourth Quarter	83.2	9.1	10.9

Fiscal 2009	$320.6	$31.9	10.0%

First Quarter Fiscal 2010	$66.8	$4.2	6.3%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment decreased $8.0 million in the first quarter of fiscal 2010 compared to the prior year first quarter primarily due to lower secular demand for promotional displays.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the first quarter of fiscal 2010 decreased $0.9 million compared to the prior year first quarter primarily due to lower volumes.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8
Third Quarter	77.2	9.4	12.2
Fourth Quarter	84.2	8.1	9.6

Fiscal 2009	$306.9	$26.5	8.6%

First Quarter Fiscal 2010	$79.8	$4.5	5.6%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the first quarter of fiscal 2010 increased 6.0% compared to the first quarter of fiscal 2009 primarily due to higher paperboard volumes and increased recycled fiber volumes and prices which were partially offset by lower paperboard and other selling prices. Specialty paperboard tons shipped increased 9.4%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the first quarter of fiscal 2010 increased $1.7 million compared to the prior year first quarter. This increase was due to higher paperboard volumes and increased recycled fiber volumes and prices were partially offset by lower paperboard and other selling prices. Bad debt expense decreased $1.0 million and the impact of decreased energy costs was approximately $1.0 million, or $17 per ton, over the prior year quarter.

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

Cash and cash equivalents was $14.1 million at December 31, 2009, and $11.8 million at September 30, 2009. During the three months ended December 31, 2009, Net Debt (as hereinafter defined) decreased $81.4 million. We expect our strong cash flows to enable us to decrease net debt by approximately $245 million in the full fiscal year. Included in our estimate are the expectations that we will collect the remaining approximately $25 million of alternative fuel tax credits from fiscal 2009 in the second quarter of fiscal 2010 and reduce fiscal 2010 cash tax payments by approximately $21 million utilizing our fiscal 2010 alternative fuel tax credits by the end of the third quarter of fiscal 2010. Additionally, we expect operating cash flows to benefit from deferred income tax expense in fiscal 2010 of approximately $27 million. However, it is possible that our expected decrease in net debt or deferred income tax expense may vary due to changes in income or other factors.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At December 31, 2009, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $426 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On January 1, 2010 the aggregate notional amount of these swaps declined to $384 million.

On March 5, 2008, we entered into the Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016. The Credit Facility includes revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012; the term loan B facility is scheduled to mature on the earlier to occur of (a) March 5, 2014 or (b) if the March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth (as those terms are defined by the Credit Facility). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $31.6 million, were $390.6 million at December 31, 2009. Concurrent with our earnings release, we filed our quarterly compliance report with our bank group and, based on the most recent Leverage Ratio, received a 25 basis point decrease prospectively to the applicable credit margin in the Credit Facility. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries.

On July 21, 2009, we amended our Credit Facility to, among other things, allow us to refinance the March 2016 Notes and to redeem, repurchase, defease, purchase prior to maturity or prepay the August 2011 Notes and/or the March 2013 Notes in an aggregate amount not to exceed (i) an annual limit of $85 million in any fiscal year plus, at the beginning of the fiscal year ended September 30, 2011, $85 million plus the unused amount available under the annual limit for the immediately preceding fiscal year and (ii) $170 million for all such redemptions, repurchases, defeasances, purchases or prepayments (collectively, the “repurchases”), subject in each case to certain conditions. Such repurchases are available to us as long as no default or event of default has occurred or would be directly or indirectly caused as a result thereof, subject to availability under the Aggregate Revolving Committed Amount of at least $300 million. In addition, when the Leverage Ratio does not exceed 3.00 to 1.00 after giving effect to all such repurchases on a Pro Forma Basis, as such terms are defined in the Credit Facility, as amended, we may repurchase an additional $100 million of the August 2011 Notes and/or March 2013 Notes. On February 3, 2010, we amended our Credit Facility to among other things adjust our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter. In conjunction with this amendment, we will repay the $120.0 million outstanding term loan B balance on or before February 12, 2010 with proceeds from our revolving credit facility. We expect to record a loss on extinguishment of debt of approximately $2 million associated with the term loan B repayment primarily for unamortized deferred financing costs.

In fiscal 2009, we amended our existing Receivables Facility and extended the maturity to set it to expire on July 13, 2012 and increased the facility size to $135.0 million. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At December 31, 2009 we had $40.0 million outstanding under the Receivables Facility and maximum available borrowings under this facility were approximately $122.2 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the three months ended December 31, 2009 and 2008 was $95.6 million and $52.0 million, respectively. The increase was primarily due to a net reduction in operating assets and liabilities in the current year quarter compared to a net increase in the prior year quarter.

Net cash used for investing activities was $9.9 million during the three months ended December 31, 2009 compared to $10.7 million for the comparable period of the prior year. Net cash used for investing activities in the three months of fiscal 2010 consisted primarily of $12.3 million of capital expenditures. Investing activities for the three months of fiscal 2009 consisted primarily of $14.2 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $100 to $105 million in fiscal 2010, including the current year portion of a two-year $25 million project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. Included in our fiscal 2010 capital expenditures estimate is approximately $5 to $6 million for capital expenditures that we expect to spend in connection with matters relating to environmental and safety compliance.

Net cash used for financing activities was $83.5 million during the three months ended December 31, 2009 compared to $81.9 million in the same period last year. In the first three months of fiscal 2010 net cash used for financing activities consisted primarily of net repayments of debt aggregating $79.0 million. In the first three months of fiscal 2009 net cash used for financing activities consisted primarily of net repayments of debt aggregating $89.9 million, which was partially offset by the usage of restricted cash and investments of $19.2 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2010, 2011 and 2012.

We made no contributions to our U.S. Qualified Plans during the three months ended December 31, 2009. Based on current facts and assumptions, we anticipate contributing approximately $20 million to the U.S. Qualified Plans in fiscal 2010 and fiscal 2011. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. Contributions are expected to be less than the aggregate of our U.S. Qualified Plans expense of approximately $26 million, our SERP expense of approximately $5 million and our multi-employer plans of approximately $2 million. The SERP plan is an unfunded plan and the multi-employer plans are funded via monthly premiums.

In January 2010, our board of directors approved our February 2010 quarterly dividend of $0.15 per share indicating an annualized dividend of $0.60 per share in fiscal 2010 on our common stock.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of December 31, 2009. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $7.1 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial. For additional information regarding our guarantees, see “Note 13. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt (in millions):

	December 31, 2009	September 30, 2009	March 31, 2008
Current Portion of Debt	$63.3	$56.3	$247.7
Total Long-Term Debt	1,206.3	1,293.1	1,606.8

	1,269.6	1,349.4	1,854.5
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(3.1)	(3.8)	(7.6)

	1,266.5	1,345.6	1,846.9
Less: Cash and Cash Equivalents	(14.1)	(11.8)	(56.6)
Less: Restricted Cash	—	—	(19.5)

Net Debt	$1,252.4	$1,333.8	$1,770.8

Forward-Looking Statements

We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the results and impacts of the Southern Container acquisition; the timing and impact of alternative fuel tax credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures, cost increases, as well as the impact and continuation of such factors; our results of operations, including our ability to address operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures for fiscal 2010; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2009 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2009 Form 10-K.

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

ROCK-TENN COMPANY
(Registrant)

Date: February 5, 2009	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President, Chief Financial Officer & Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein.

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 3.4	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

Exhibit 4.1	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent.

Exhibit 4.2	Third Amendment to Credit Agreement and Consent, dated as of February 3, 2010, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.