Form 10-Q
period 2010-03-31
Rock-Tenn CO
filed 2010-05-04
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 23, 2010
Class A Common Stock, $0.01 par value	38,943,986

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	$731.9	$676.3	$1,422.7	$1,379.4
Cost of goods sold (net of alternative fuel tax credit of $8.1, $0, $28.8 and $0)	570.6	504.8	1,082.9	1,043.1

Gross profit	161.3	171.5	339.8	336.3
Selling, general and administrative expenses	87.2	83.5	167.2	165.0
Restructuring and other costs, net	1.3	3.2	4.3	9.7

Operating profit	72.8	84.8	168.3	161.6
Interest expense	(19.2)	(24.6)	(40.7)	(51.0)
Loss on extinguishment of debt	(3.3)	—	(2.8)	(2.4)
Interest income and other income (expense), net	0.1	(0.5)	0.3	(0.1)
Equity in loss of unconsolidated entities	(0.3)	(0.2)	(0.1)	(0.6)

Income before income taxes	50.1	59.5	125.0	107.5
Income tax expense	(16.4)	(21.9)	(33.7)	(38.6)

Consolidated net income	33.7	37.6	91.3	68.9
Less: Net income attributable to noncontrolling interests	(0.9)	(0.2)	(2.2)	(0.9)

Net income attributable to Rock-Tenn Company shareholders	$32.8	$37.4	$89.1	$68.0

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.85	$0.98	$2.30	$1.78

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.83	$0.97	$2.26	$1.76

Cash dividends paid per share	$0.15	$0.10	$0.30	$0.20

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	March 31, 2010	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$12.4	$11.8
Accounts receivable (net of allowances of $9.4 and $8.8)	297.3	305.5
Inventories	265.0	275.1
Other current assets	56.8	65.9

Total current assets	631.5	658.3

Property, plant and equipment at cost:
Land and buildings	416.6	413.8
Machinery and equipment	1,884.0	1,857.1
Transportation equipment	14.0	13.5
Leasehold improvements	5.5	5.4

	2,320.1	2,289.8
Less accumulated depreciation and amortization	(1,076.7)	(1,013.7)

Net property, plant and equipment	1,243.4	1,276.1
Goodwill	738.7	736.4
Intangibles, net	145.5	151.3
Investment in unconsolidated entities	23.4	23.8
Other assets	32.8	38.5

	$2,815.3	$2,884.4

LIABILITIES AND EQUITY

Current liabilities:
Current portion of debt	$70.4	$56.3
Accounts payable	241.8	233.9
Accrued compensation and benefits	76.2	88.0
Other current liabilities	53.4	71.1

Total current liabilities	441.8	449.3

Long-term debt due after one year	1,106.1	1,289.3
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	2.7	3.8

Total long-term debt	1,108.8	1,293.1

Accrued pension and other long-term benefits	164.0	161.5
Deferred income taxes	172.8	149.2
Other long-term liabilities	31.4	36.7
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	7.6	11.5
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,941,820 and 38,707,695 shares outstanding at March 31, 2010 and September 30, 2009, respectively	0.4	0.4
Capital in excess of par value	277.1	264.5
Retained earnings	693.3	620.3
Accumulated other comprehensive loss	(88.3)	(108.4)

Total Rock-Tenn Company shareholders’ equity	882.5	776.8
Noncontrolling interests	6.4	6.3

Total equity	888.9	783.1

	$2,815.3	$2,884.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months Ended March 31,
	2010	2009
Operating activities:
Consolidated net income	$91.3	$68.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	74.3	75.2
Deferred income tax expense	13.3	19.5
Share-based compensation expense	8.0	4.9
Loss on extinguishment of debt	2.8	2.4
Gain on disposal of plant, equipment and other, net	(0.1)	(0.4)
Equity in loss of unconsolidated entities	0.1	0.6
Pension funding less than expense	12.4	3.2
Alternative fuel tax credit benefit	(29.0)	—
Impairment adjustments and other non-cash items	3.2	(0.8)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	10.2	34.5
Inventories	12.1	(6.2)
Other assets	(3.9)	(6.4)
Accounts payable	7.0	(25.7)
Income taxes	36.7	13.5
Accrued liabilities and other	(25.7)	(25.3)

Net cash provided by operating activities	212.7	157.9

Investing activities:
Capital expenditures	(30.6)	(31.2)
Amounts received from escrow related to the purchase of a business	—	8.5
Investment in unconsolidated entities	(0.1)	(0.5)
Return of capital from unconsolidated entities	0.4	3.7
Proceeds from sale of property, plant and equipment	2.9	0.7

Net cash used for investing activities	(27.4)	(18.8)

Financing activities:
Additions to revolving credit facilities	150.9	185.0
Repayments of revolving credit facilities	(63.2)	(158.3)
Additions to debt	2.3	85.0
Repayments of debt	(260.4)	(296.0)
Debt issuance costs	(0.2)	(0.9)
Cash paid for debt extinguishment costs	—	(2.4)
Restricted cash and investments	—	19.2
Issuances of common stock, net of related minimum tax withholdings	(1.3)	0.3
Excess tax benefits from share-based compensation	1.4	1.7
Repayments to unconsolidated entity	(0.7)	(5.3)
Cash dividends paid to shareholders	(11.6)	(7.7)
Cash distributions paid to noncontrolling interests	(2.1)	(2.7)

Net cash used for financing activities	(184.9)	(182.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.5

Increase (decrease) in cash and cash equivalents	0.6	(42.5)
Cash and cash equivalents at beginning of period	11.8	52.8

Cash and cash equivalents at end of period	$12.4	$10.3

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(17.9)	$3.3
Interest, net of amounts capitalized	41.5	55.3

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2010

(Unaudited)

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of
Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries. Our references to the business of Rock-Tenn Company do not include entities that we do not consolidate.

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays.

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2009 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Fiscal 2009 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2010 and 2009, our financial position at March 31, 2010 and September 30, 2009, and our cash flows for the six months ended March 31, 2010 and 2009.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2009 Form 10-K.

The results for the three and six months ended March 31, 2010 are not necessarily indicative of results that may be expected for the full year.

Note 2. New Accounting Standards

Recently Adopted Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued certain provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, which state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method as described in ASC 260. These provisions were effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. These provisions required all prior-period earnings per share data presented herein to be adjusted. We adopted ASC 260, as of October 1, 2009. See “Note 4. Earnings per Share” to our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued ASC 805, “Business Combinations”. ASC 805 expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC 805 also requires that all assets, liabilities, contingent considerations, and, under certain circumstances, contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, ASC 805 requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 was effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We adopted ASC 805 as of October 1, 2009. The effect the implementation of ASC 805 will have on our consolidated financial statements will depend upon the facts and circumstances of future acquisitions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In December 2007, the FASB issued certain provisions of ASC 810, “Consolidation”, which change the accounting and reporting for minority interests such that minority interests generally are recharacterized as noncontrolling interests and are required to be reported as a component of equity, unless such interests are subject to redemption outside the control of Rock-Tenn Company. Additionally, ASC 810 requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. These provisions were effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We adopted these provisions of ASC 810 as of October 1, 2009 and have revised our Condensed Consolidated Financial Statements and related Notes accordingly.

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

Recently Issued Standards

In June 2009, the FASB issued certain provisions of ASC 860 “Transfers and Servicing”. These provisions require additional disclosures about the transfer and derecognition of financial assets and eliminate the concept of qualifying special-purpose entities. These provisions are effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us). We are currently evaluating the effect of adopting these provisions of ASC 860 on our consolidated financial statements.

In June 2009, the FASB issued certain provisions of ASC 810 which revise the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and require companies to more frequently reassess whether they must consolidate a variable interest entity. These provisions are effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the effect of these provisions of ASC 810 on our consolidated financial statements.

Note 3. Comprehensive Income and Equity

Comprehensive Income

The following are the components of comprehensive income, net of tax (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Consolidated net income	$33.7	$37.6	$91.3	$68.9
Foreign currency translation gain (loss)	6.3	(4.1)	10.0	(25.8)
Net deferred loss on cash flow hedges	(1.4)	(1.8)	(1.8)	(15.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.4	1.8	3.2	1.7
Amortization of net actuarial loss	3.4	1.1	6.3	2.1
Amortization of prior service cost	0.2	0.2	0.3	0.3
Other comprehensive income adjustments	—	—	(1.7)	—

Comprehensive income	43.6	34.8	107.6	32.1
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1.2)	(1.1)	1.6	0.2

Comprehensive income attributable to Rock-Tenn Company shareholders	$42.4	$33.7	$109.2	$32.3

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three and six month periods ended March 31, 2010 and 2009. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2010 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at September 30, 2009	$776.8	$6.3	$783.1
Net income	89.1	1.0	90.1
Components of other comprehensive income, net of tax:
Foreign currency translation gain	9.4	0.3	9.7
Net deferred loss on cash flow hedges	(1.8)	—	(1.8)
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	3.2	—	3.2
Amortization of net actuarial loss	6.1	—	6.1
Amortization of prior service cost	0.3	—	0.3
Other comprehensive income adjustments	2.9	—	2.9
Income tax benefit from share-based plans	1.4	—	1.4
Compensation expense under share-based plans	8.0	—	8.0
Cash dividends (per share - $0.30)	(11.6)	—	(11.6)
Cash distributions	—	(1.2)	(1.2)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(1.3)	—	(1.3)

Balance at March 31, 2010	$882.5	$6.4	$888.9

(1)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Note 4. Earnings per Share

Effective October 1, 2009, we adopted certain provisions of ASC 260 which clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260. Prior to adoption of these provisions, restricted stock was included in our diluted EPS calculation using the treasury stock method. The dilutive effect of participating securities is now reflected in diluted EPS by application of the more dilutive of the treasury stock method or the two-class method. Pursuant to ASC 260, all prior period EPS data were adjusted retrospectively. The impact of adopting ASC 260 for the three and six month periods ended March 31, 2009 decreased previously reported basic EPS by $0.01 and $0.02, respectively, and had no impact on diluted EPS.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Basic earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$32.8	$37.4	$89.1	$68.0
Less: Distributed and undistributed income available to participating securities	(0.4)	(0.5)	(1.1)	(0.9)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$32.4	$36.9	$88.0	$67.1

Denominator:
Basic weighted average shares outstanding	38.3	37.8	38.3	37.7

Basic earnings per share	$0.85	$0.98	$2.30	$1.78

Diluted earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$32.8	$37.4	$89.1	$68.0
Less: Distributed and undistributed income available to participating securities	(0.4)	(0.5)	(1.1)	(0.9)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$32.4	$36.9	$88.0	$67.1

Denominator:
Basic weighted average shares outstanding	38.3	37.8	38.3	37.7
Effect of dilutive stock options and non-participating securities	0.7	0.4	0.7	0.5

Diluted weighted average shares outstanding	39.0	38.2	39.0	38.2

Diluted earnings per share	$0.83	$0.97	$2.26	$1.76

Options to purchase 0.1 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2010 and options to purchase 0.6 million and 0.5 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2009 because the effect would have been antidilutive.

Note 5. Alternative Fuel Tax Credit

In April 2009, we received notification from the Internal Revenue Service (“IRS”) that our registration as an alternative fuel mixer had been approved. As a result, we were eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We recognized approximately $20.9 million of an alternative fuel tax credit, which is not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses, in the three months ended December 31, 2009. During the second quarter of fiscal 2010, the IRS released a memorandum which clarified that the entire volume of black liquor, without reduction for inorganic solids, chip water, or process water was eligible for the alternative fuel mixture credit. As a result, we reversed reserves of $8.1 million during the second quarter of fiscal 2010 and reduced cost of goods sold in our Consumer Packaging segment by $8.1 million in the three months ended March 31, 2010.

In April 2010, we filed an application with the IRS to be registered as a producer of cellulosic biofuel as described in Internal Revenue Code Section 40(b)(6) and are evaluating various alternatives afforded us and the impact on us, if any.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $1.3 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively, and recorded pre-tax restructuring and other costs, net, of $4.3 million and $9.7 million for the six months ended March 31, 2010 and 2009, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring initiatives incurred during the three and six months ended March 31, 2010 and 2009, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$—	$—	$—	$—	$0.1	$0.1
	YTD Fiscal 2010	—	0.1	—	—	0.1	0.2

	Prior Year Qtr.	—	(0.2)	0.1	—	0.1	—
	YTD Fiscal 2009	0.1	(0.1)	0.5	—	1.3	1.8

	Cumulative	1.8	2.9	1.6	0.3	2.9	9.5
	Expected Total	1.8	2.9	1.6	0.3	2.9	9.5

Corrugated Packaging (b)	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2010	—	—	—	—	0.1	0.1

	Prior Year Qtr.	—	—	—	0.1	—	0.1
	YTD Fiscal 2009	—	—	0.1	0.1	—	0.2

	Cumulative	3.2	0.2	0.4	0.1	1.5	5.4
	Expected Total	3.2	0.2	0.4	0.1	1.5	5.4

Specialty Paperboard Products (c)	Current Qtr.	0.5	0.2	0.1	—	0.4	1.2
	YTD Fiscal 2010	2.4	0.9	0.1	0.1	0.5	4.0

	Prior Year Qtr.	0.2	0.5	—	—	0.2	0.9
	YTD Fiscal 2009	0.2	0.5	—	—	0.2	0.9

	Cumulative	2.4	1.4	0.2	0.3	0.8	5.1
	Expected Total	2.4	1.5	0.2	0.4	0.9	5.4

Other (d)	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2010	—	—	—	—	—	—

	Prior Year Qtr.	—	—	—	—	2.2	2.2
	YTD Fiscal 2009	—	—	—	—	6.8	6.8

	Cumulative	—	0.1	—	—	16.4	16.5
	Expected Total	—	0.1	—	—	16.4	16.5

Total	Current Qtr.	$0.5	$0.2	$0.1	$—	$0.5	$1.3

	YTD Fiscal 2010	$2.4	$1.0	$0.1	$0.1	$0.7	$4.3

	Prior Year Qtr.	$0.2	$0.3	$0.1	$0.1	$2.5	$3.2

	YTD Fiscal 2009	$0.3	$0.4	$0.6	$0.1	$8.3	$9.7

	Cumulative	$7.4	$4.6	$2.2	$0.7	$21.6	$36.5

	Expected Total	$7.4	$4.7	$2.2	$0.8	$21.7	$36.8

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

( a )

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

( b )

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009) and the fiscal 2009 impairment of certain assets at one of our corrugated graphics subsidiaries, including a $1.0 million charge included in “Other Costs” column in the cumulative row for a customer relationship intangible. We have transferred a substantial portion of Greenville’s production to our other corrugated plants.

( c )

The Specialty Paperboard Products segment charges primarily reflect the closure of our Columbus, Indiana laminated paperboard converting operation (announced and closed in fiscal 2010), Macon, Georgia drum manufacturing operation (announced and closed in fiscal 2010) and closure of our Drums, Pennsylvania and Litchfield, Illinois interior packaging plants (announced and closed in fiscal 2010 and 2009, respectively).

( d )

The expenses in the “Other Costs” column primarily reflect integration and deferred compensation expenses. The three months ended March 31, 2009 reflects $0.8 million of Southern Container integration expenses and $1.4 million of deferred compensation expense for key Southern Container employees. The six months ended March 31, 2009 reflects $3.3 million of Southern Container integration expenses and $3.5 million of deferred compensation expense for key Southern Container employees. The deferred compensation and retention bonus expense was funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and were disbursed in March 2009 following the one year anniversary of the acquisition.

The following table represents a summary of the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income for the six months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Accrual at beginning of fiscal year	$1.1	$3.4
Additional accruals	1.1	1.8
Payments	(0.9)	(2.9)
Adjustments to accruals	0.2	(0.1)

Accrual at March 31,	$1.5	$2.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.3	$1.7
Net property, plant and equipment	2.4	0.3
Deferred compensation expense	—	3.5
Integration expenses	—	2.7
Severance and other employee costs	0.2	0.3
Equipment relocation	0.1	0.6
Facility carrying costs	0.1	0.1
Other	0.2	0.5

Total restructuring and other costs, net	$4.3	$9.7

Note 7. Tax Provision

We recorded income tax expense of $16.4 million and $33.7 million in the three and six months ended March 31, 2010, compared to $21.9 million and $38.6 million in the three and six months ended March 31, 2009. The effective tax rates for the three and six months ended March 31, 2010 were approximately 32.7% and 27.0%, respectively, and were primarily impacted by the exclusion of the alternative fuel tax credit from taxable income. The effective tax rates for the three and six months ended March 31, 2009 were approximately 36.8% and 35.9%, respectively, and were primarily impacted by a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates in the first quarter of fiscal 2009.

As of March 31, 2010, the gross amount of unrecognized tax benefits was approximately $14.0 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $6.4 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of March 31, 2010, we had a recorded liability of $3.0 million for the payment of interest and penalties related to the liability for unrecognized tax benefits.

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

	March 31,	September 30,
	2010	2009
Finished goods and work in process	$150.6	$154.2
Raw materials	105.2	107.4
Supplies and spare parts	49.5	49.0

Inventories at FIFO cost	305.3	310.6
LIFO reserve	(40.3)	(35.5)

Net inventories	$265.0	$275.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt characteristics during the six months ended March 31, 2010. For more information regarding certain of our debt characteristics, see “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2009 Form 10-K (“Debt Footnote on Form 10-K”).

The following were individual components of debt (in millions):

	March 31, 2010	September 30, 2009
Face value of 8.20% secured notes due August 2011, net of unamortized discount of $0.1 and $0.1 (a)	$154.6	$154.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.9	2.6

	156.5	157.2

Face value of 5.625% secured notes due March 2013, net of unamortized discount of $0.1 and $0.1 (a)	80.4	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	0.8	1.2

	81.2	101.1

Face value of 9.25% unsecured notes due March 2016, net of unamortized discount of $1.0 and $1.1(a)	299.0	298.9

Term loan facilities, net of unamortized discount of $0 and $1.3 (b )	504.2	643.8

Revolving credit and swing facilities ( b)	107.0	19.1

Receivables-backed financing facility ( c)	—	100.0

Industrial development revenue bonds, bearing interest at variable rates (1.99% at March 31, 2010 and 2.70% at September 30, 2009); due at various dates through October 2036 (d )	18.9	16.9

Other notes	12.4	12.4

Total Debt	1,179.2	1,349.4
Less current portion of debt	70.4	56.3

Long-term debt due after one year	$1,108.8	$1,293.1

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,176.5	$1,345.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.7	3.8

Total Debt	$1,179.2	$1,349.4

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)	During the quarter ended December 31, 2009, we repurchased $19.5 million of our 5.625% notes due March 2013 (“March 2013 Notes”) at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. Interest on our 8.20% notes due August 2011 Notes (“August 2011 Notes”) is payable in arrears each February and August. Interest on our March 2013 Notes and our 9.25% senior notes due March 2016 (“March 2016 Notes”) is payable in arrears each March and September.

(b)

On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reduce the facility size. On February 8, 2010, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility and recorded a loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount.

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. At March 31, 2010 and September 30, 2009, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $45.0 million. At March 31, 2010, there were $2.0 million in borrowings by the Canadian subsidiary. At March 31, 2010, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $31.9 million, were approximately $311.1 million.

The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the quarter ended March 31, 2010 the applicable margin began at 1.50% and stepped down to 1.25% on February 2, 2010, and for the quarter ended September 30, 2009 the applicable margin was 1.50%. The variable rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 1.48% and 1.77% at March 31, 2010 and September 30, 2009, respectively. The variable rate, including the applicable margin, on our term loan B facility, before the effect of interest rate swaps, was 5.75% at September 30, 2009. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 1.48% to 3.50% at March 31, 2010 and from 1.76% to 3.75% at September 30, 2009. Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth as discussed in our Debt Footnote in our Fiscal 2009 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

On February 3, 2010, we amended our Credit Facility to among other things adjust our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter. In conjunction with this amendment, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility as discussed above.

(c)	In fiscal 2009, we amended our existing receivables-backed financing facility (the “Receivables Facility”) to among other things extend the maturity to set it to expire on July 13, 2012 and increase the facility size to $135.0 million. Accordingly, such borrowings are classified as long-term at March 31, 2010 and September 30, 2009. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.50% and 2.53% as of March 31, 2010 and September 30, 2009, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At March 31, 2010 and September 30, 2009, maximum available borrowings under this facility were approximately $135.0 million and $114.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2010 was approximately $233 million. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants.

(d)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of March 31, 2010, the outstanding amount of direct pay letters of credit supporting all industrial development revenue bonds was $19.2 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. During fiscal 2009, $1.9 million of IDBs were tendered by their holders and were not able to be remarketed. These bonds were tendered by the investors as the credit ratings of the bank that issues the letters of credit backing the IDBs were lowered. To maintain the tax advantages associated with these IDBs, we voluntarily purchased these bonds and held them until they were successfully remarketed in November 2009, at which time they were included in debt outstanding.

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of March 31, 2010, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of March 31, 2010, the aggregate notional amount of outstanding debt related to these interest rate swaps was $384 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million.

As of March 31, 2010 and September 30, 2009, we had the following outstanding commodity derivatives that were designated as cash flow hedges of forecasted sales transactions:

	March 31, 2010		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Paperboard, net	15,000	Tons	33,000	Tons

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended March 31, 2010 and 2009, $0.4 million and $0.5 million, respectively, were amortized to earnings as a reduction of interest expense. During the six months ended March 31, 2010 and 2009, $0.8 million and $1.0 million, respectively, were amortized to earnings as a reduction of interest expense.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Derivatives not Designated as Accounting Hedges

We have entered into certain pay-fixed, receive-floating interest rate swap agreements with an aggregate notional amount of $16.6 million. The weighted average fixed rate of interest paid on these interest rate swaps is 3.89% and the floating interest rate received is the three-month LIBOR rate. These interest rate swap agreements have a forward-starting date of December 15, 2011 and a ten-year term. However, both agreements have a mandatory early termination date of December 15, 2011, at which time we will either receive a lump-sum from or pay a lump-sum to our counterparty to terminate the swaps. These interest rate swaps have not been designated as accounting cash flow hedges, and accordingly, the gain or loss is recognized in current earnings.

We have various commodity derivative instruments and physical commodity contracts that are determined to be derivatives. The gain or loss on these derivatives is recognized in the same line item associated with the economically hedged item in current earnings.

As of March 31, 2010 and September 30, 2009, we had the following outstanding commodity derivatives related to forecasted purchases that were not designated as accounting hedges:

	March 31, 2010		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber, net	40,200	Tons	2,100	Tons

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2010 Fair Value	September 30, 2009 Fair Value	Balance Sheet Location	March 31, 2010 Fair Value	September 30, 2009 Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	N/A	$—	$—	Other current liabilities	$10.7	$12.7
Interest rate derivatives	N/A	—	—	Other long-term liabilities	4.8	5.6
Commodity derivatives	Other current assets	—	0.4	Other current liabilities	0.3	—

		$—	$0.4		$15.8	$18.3

Derivatives not designated as hedging instruments:
Interest rate derivatives	Other assets	$0.9	$0.5	N/A	$—	$—

Commodity derivatives	Other current assets	1.8	2.0	Other current liabilities	0.9	1.8

Commodity derivatives	Other assets	0.5	0.6	Other long-term liabilities	0.1	0.6

		$3.2	$3.1		$1.0	$2.4

Total derivatives		$3.2	$3.5		$16.8	$20.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three and six months ended March 31, (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
For the three months ending:
Interest rate derivatives	$(2.6)	$(3.0)	Interest expense	$(4.5)	$(2.8)	N/A	$—	$—
Commodity derivatives	—	—	Net sales	0.4	—	Net sales	(0.5)	—

Total	$(2.6)	$(3.0)		$(4.1)	$(2.8)		$(0.5)	$—

For the six months ending:
Interest rate derivatives	$(3.6)	$(24.7)	Interest expense	$(7.7)	$(2.7)	N/A	$—	$—
Commodity derivatives	0.3	—	Net sales	0.7	—	Net sales	(0.6)	—

Total	$(3.3)	$(24.7)		$(7.0)	$(2.7)		$(0.6)	$—

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2010	2009
For the three months ending:
Interest rate derivatives	Interest income and other income	$—	$(0.2)
Interest rate derivatives	Selling, general and administrative expenses	(0.1)	—
Commodity derivatives	Net sales	1.5	(0.1)

Total		$1.4	$(0.3)

For the six months ending:
Interest rate derivatives	Interest income and other income	$—	$(0.2)
Interest rate derivatives	Selling, general and administrative expenses	0.4	—
Commodity derivatives	Interest income and other income	—	0.4
Commodity derivatives	Net sales	1.4	(0.1)

Total		$1.8	$0.1

As of March 31, 2010, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify pre-tax deferred losses of approximately $7.7 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. As of March 31, 2010, based on implied forward price

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

curves associated with certain commodity derivative cash flow hedges, we expect to reclassify approximately $0.1 million from accumulated comprehensive income to earnings as an increase to net sales within the next twelve months as the probable hedged transactions occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on March 31, 2010, is approximately $15.5 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted by us against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $15.7 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010, is approximately $1 million. If credit-risk-related contingent features underlying these commodity derivative agreements were triggered, we may be required to post collateral or settle our obligations under the agreements at their termination value, which was approximately $1 million at March 31, 2010.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

As of March 31, 2010, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$3.9	$—	$—	$3.9
Interest rate derivatives	$—	$0.9	$—	$0.9
Commodity derivatives	$—	$—	$2.3	$2.3

Liabilities:
Interest rate derivatives	$—	$15.5	$—	$15.5
Commodity derivatives	$—	$—	$1.3	$1.3

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the six months ended March 31, (in millions):

	2010	2009
Beginning asset (liability) balance, net	$0.6	$(0.1)
Realized and unrealized net gains (losses) recorded in net sales	1.1	(0.1)
Realized and unrealized net gains recorded in interest income and other income, net	—	0.4
Realized and unrealized net gains deferred in other comprehensive income	0.1	—
Purchases, issuances and settlements, net	(0.8)	(0.1)

Ending asset balance, net	$1.0	$0.1

The following table provides a summary of unrealized net gains and losses during the six months ended March 31, 2010 and 2009 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at March 31, 2010 and 2009 (in millions):

	2010	2009
Unrealized net gain recorded in net sales	$1.0	$—

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	March 31, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$156.5	$165.4	$157.2	$160.8
March 2013 Notes (1)	81.2	83.3	101.1	97.4
March 2016 Notes (1)	299.0	328.5	298.9	321.8
Term loan facilities (2)	504.2	496.2	643.8	636.4
Revolving credit and swing facilities (3)	107.0	107.0	19.1	19.1
Receivables-backed financing facility (3)	—	—	100.0	100.0
Industrial development revenue bonds (3)	18.9	18.9	16.9	16.9
Other fixed rate long-term debt (2)	12.4	12.9	12.4	12.5

Total debt	$1,179.2	$1,212.2	$1,349.4	$1,364.9

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service cost	$2.7	$1.9	$5.5	$4.0
Interest cost	6.0	6.0	11.9	11.9
Expected return on plan assets	(5.9)	(5.6)	(11.9)	(11.2)
Amortization of prior service cost	0.2	0.5	0.4	0.7
Amortization of net actuarial loss	5.0	2.4	9.7	4.0

Company defined benefit plan expense	8.0	5.2	15.6	9.4
Multi-employer plans for collective bargaining employees	0.5	0.4	0.9	0.8

Net pension cost	$8.5	$5.6	$16.5	$10.2

During the three and six months ended March 31, 2010, we contributed an aggregate of $3.0 million to our U.S. Qualified Plans. Based on our current assumptions, we anticipate contributing approximately $20 million in fiscal 2010 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. Therefore, the amount we contribute may vary materially. During the three and six months ended March 31, 2009, we contributed an aggregate of $4.0 million and $6.2 million, respectively, to our U.S. Qualified Plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13. Stock Based Compensation

Stock Options

During the second quarter of fiscal 2010, we granted options to purchase 143,700 shares of our common stock to certain employees. These options vest three years from the grant date. These grants were valued at $16.81 per share using the Black-Scholes option pricing model. The significant assumptions used were: an expected term of 4.98 years, an expected volatility of 48.23%, expected dividends of 1.44% and a risk free rate of 2.34%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.6 million and $2.7 million, respectively, and during the six months ended March 31, 2010 and 2009 it was $3.6 million and $2.8 million, respectively.

The table below summarizes the changes in all stock options during the six months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2009	1,014,766	$26.23
Granted	143,700	42.69
Exercised	(126,145)	20.76
Expired	—	—
Forfeited	(4,611)	22.75

Outstanding at March 31, 2010	1,027,710	$29.22	7.6 years	$16.8

Exercisable at March 31, 2010	507,118	$24.70	6.4 years	$10.6

Restricted Stock

During the second quarter of fiscal 2010, we granted 22,000 shares of restricted stock, which vest over one year to our non-employee directors and target awards of 254,450 shares of restricted stock with a service and a performance condition which vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended.

The aggregate fair value of restricted stock vested during the three months ended March 31, 2010 and 2009 was $8.1 million and $0.9 million, respectively, and during the six months ended March 31, 2010 and 2009 it was $9.6 million and $1.0 million, respectively.

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2009	1,050,584	$25.53
Granted (1)	326,850	42.06
Vested	(208,700)	35.99
Forfeited	—	—

Unvested at March 31, 2010 (2)	1,168,734	$28.29

(1)

Fiscal 2010 target awards of 254,450 shares may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award. During the second quarter of fiscal 2010, certain restricted shares granted in the second quarter of fiscal 2007 achieved the respective performance condition based on the Annual Average Return over Capital Costs (as defined in the applicable grant letter) and certain restricted shares granted in the second quarter of 2007 achieved the respective market condition based on Total Shareholder Return (as defined in the applicable grant letter) each at 150% of target. These achievements resulted in the issuance and vesting of an additional 50,400 shares in the second quarter of fiscal 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(2)

Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2009 and fiscal 2008 in the amount of 279,825 shares and 73,575 shares, respectively, may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

For additional information about our share-based payment awards, refer to “Note 17. Shareholders’ Equity” of the Notes to Consolidated Financial Statements section of the Fiscal 2009 Form 10-K.

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

We believe that future compliance with these environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows. However, our compliance and remediation costs could increase materially. In addition, we cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act or potential climate change legislation will have on our operations or capital expenditure requirements. However, we believe that any impact or capital expenditures will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

•

Another site is one of our former locations that is involved in an investigation under the state program. It is expected that any potential issues will be handled through administrative controls, such as a deed restriction, rather than remediation.

•

It is believed that the contamination discovered at another site was due to an oil release by a previous owner. The previous owner is obligated to indemnify us for any contamination caused by the oil release.

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

We have made the following guarantees as of March 31, 2010:

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

We have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental laws; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties, or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial.

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

Note Receivable

We have a note payable to and a note receivable from an obligor who has filed for Chapter 11 bankruptcy protection. We have offset these notes on our Condensed Consolidated Balance Sheets for the periods ending March 31, 2010 and September 30, 2009. Based on the terms of the note, we do not believe that it is probable a loss will be incurred. If we ultimately do suffer a loss, we believe the loss could range from $0 to $5 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2013. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $14 million at March 31, 2010, which would result in a purchase price of approximately 60% of our partner’s net equity reflected on Seven Hills’ March 31, 2010 balance sheet.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales (aggregate):
Consumer Packaging	$386.2	$362.9	$765.8	$731.7
Corrugated Packaging	191.0	176.5	371.1	379.7
Merchandising Displays	77.1	82.9	143.9	157.7
Specialty Paperboard Products	96.4	70.2	176.2	145.5

Total	$750.7	$692.5	$1,457.0	$1,414.6

Less net sales (intersegment):
Consumer Packaging	$7.2	$4.7	$13.2	$11.3
Corrugated Packaging	8.6	9.7	15.9	19.8
Merchandising Displays	0.1	0.2	0.2	0.2
Specialty Paperboard Products	2.9	1.6	5.0	3.9

Total	$18.8	$16.2	$34.3	$35.2

Net sales (unaffiliated customers):
Consumer Packaging	$379.0	$358.2	$752.6	$720.4
Corrugated Packaging	182.4	166.8	355.2	359.9
Merchandising Displays	77.0	82.7	143.7	157.5
Specialty Paperboard Products	93.5	68.6	171.2	141.6

Total	$731.9	$676.3	$1,422.7	$1,379.4

Segment income:
Consumer Packaging	$44.9	$39.2	$107.7	$70.7
Corrugated Packaging	20.9	41.6	55.6	92.2
Merchandising Displays	11.2	9.7	15.4	14.8
Specialty Paperboard Products	6.0	6.2	10.5	9.0

Total segment income	83.0	96.7	189.2	186.7
Restructuring and other costs, net	(1.3)	(3.2)	(4.3)	(9.7)
Non-allocated expenses	(9.2)	(8.9)	(16.7)	(16.0)
Interest expense	(19.2)	(24.6)	(40.7)	(51.0)
Loss on extinguishment of debt	(3.3)	—	(2.8)	(2.4)
Interest income and other income (expense), net	0.1	(0.5)	0.3	(0.1)

Income before income taxes	50.1	59.5	125.0	107.5
Income tax expense	(16.4)	(21.9)	(33.7)	(38.6)

Consolidated net income	33.7	37.6	91.3	68.9
Less: Net income attributable to noncontrolling interests	(0.9)	(0.2)	(2.2)	(0.9)

Net income attributable to Rock-Tenn Company shareholders	$32.8	$37.4	$89.1	$68.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Segment income in the second quarter of fiscal 2010 decreased $13.7 million to $83.0 million compared to the second quarter of fiscal 2009. The decrease was primarily due to lower earnings in our Corrugated Packaging segment which were partially offset by higher segment income in our Consumer Packaging segment due to $8.1 million of alternative fuel tax credit. We discuss the credit in more detail in “Note 5. Alternative Fuel Tax Credit” of the Notes to Condensed Consolidated Financial Statements.

Net income attributable to Rock-Tenn Company shareholders decreased $4.6 million to $32.8 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 primarily due to increased recycled fiber and virgin fiber costs which were partially offset by higher volumes and comparatively lower energy and chemical costs in fiscal 2010. During the second quarter of fiscal 2010 we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility and recorded a loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount. Second quarter of fiscal 2009 net income was reduced by $2.2 million for certain pretax charges related to the Southern Container acquisition which consisted of $0.8 million of integration costs and $1.4 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2009	$703.1	$676.3	$1,379.4	$703.9	$729.0	$2,812.3
2010	$690.8	$731.9	$1,422.7
% Change	(1.7)%	8.2%	3.1%

Net sales in the second quarter of fiscal 2010 increased $55.6 million compared to the second quarter of fiscal 2009 primarily due to generally higher volumes which were partially offset by lower selling prices primarily for paperboard, containerboard and corrugated packaging. Net sales in the six months ended March 31, 2010 increased $43.3 million compared to the six months ended March 31, 2009 primarily due to generally higher volumes which were partially offset by lower selling prices primarily for paperboard, containerboard and corrugated packaging.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2009	$538.3	$504.8	$1,043.1	$480.8	$525.7	$2,049.6
(% of Net Sales)	76.6%	74.6%	75.6%	68.3%	72.1%	72.9%
2010	$512.3	$570.6	$1,082.9
(% of Net Sales)	74.2%	78.0%	76.1%

Cost of goods sold as a percentage of net sales increased in the second quarter of fiscal 2010 compared to the prior year second quarter primarily as a result of generally lower selling prices and increased recycled fiber and virgin fiber costs which were partially offset by the $8.1 million alternative fuel tax credit and reduced energy and chemical costs. Recycled fiber costs and virgin fiber costs increased $95 per ton and $33 per ton, respectively.

Energy and chemical costs decreased $5 per ton and $2 per ton, respectively. Additionally, freight expense increased $4.7 million due in part to higher volumes, and pension expense increased $2.7 million.

Cost of goods sold as a percentage of net sales increased in the six months ended March 31, 2010 compared to the six months ended March 31, 2009 primarily as a result of generally lower selling prices and increased recycled fiber and virgin fiber costs which were partially offset by a net alternative fuel tax credit of $28.8 million and reduced energy and chemical costs. Recycled fiber costs and virgin fiber costs increased $51 per ton and $20 per ton, respectively. Energy and chemical costs decreased $7 per ton and $5 per ton, respectively. Additionally, freight expense increased $6.1 million due in part to higher volumes, pension expense increased $4.9 million, and expense related to foreign currency transactions increased $1.8 million.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2009	$81.5	$83.5	$165.0	$81.4	$84.4	$330.8
(% of Net Sales)	11.6%	12.3%	12.0%	11.6%	11.6%	11.8%
2010	$80.0	$87.2	$167.2
(% of Net Sales)	11.6%	11.9%	11.8%

Selling, general and administrative (“SG&A”) expenses increased $3.7 million and declined as a percentage of net sales in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. We recorded increased compensation costs aggregating $2.6 million and increased professional fees and consulting expense for various initiatives of $1.0 million which were partially offset by reduced depreciation and amortization of $1.4 million.

SG&A expenses increased $2.2 million and declined as a percentage of net sales in the six months ended March 31, 2010 compared to the six months ended March 31, 2009. We recorded increased compensation costs aggregating $4.4 million, increased professional fees and consulting expense for various initiatives of $1.8 million and increased pension costs of $1.5 million which were partially offset by reduced depreciation and amortization of $2.9 million and reduced bad debt expense of $2.7 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $1.3 million and $3.2 million in the second quarter of fiscal 2010 and 2009, respectively. We recorded aggregate pre-tax restructuring and other costs of $4.3 million and $9.7 million in the six months ended March 31, 2010 and 2009, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities in the second quarter of fiscal 2010 was $0.3 million compared to $0.2 million in the second quarter of fiscal 2009. Equity in loss of unconsolidated entities in the six months ended March 31, 2010 was $0.1 million compared to $0.6 million in the six months ended March 31, 2009.

Interest Expense

Interest expense for the second quarter of fiscal 2010 decreased to $19.2 million from $24.6 million for the same quarter last year and included non-cash deferred financing cost amortization of $1.5 million and $1.7 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $4.8 million, and lower interest rates, net of swaps, decreased interest expense by approximately $0.4 million, and deferred financing cost amortization decreased $0.2 million.

Interest expense for the six months ended March 31, 2010 decreased to $40.7 million from $51.0 million for the six months ended March 31, 2009 and included non-cash deferred financing cost amortization of $3.2 million and $3.5 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $10.2 million, and higher interest rates, net of swaps, increased interest expense by approximately $0.2 million, and deferred financing cost amortization decreased $0.3 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended March 31, 2010 of $3.3 million primarily represents the write off of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility.

Loss on extinguishment of debt for the six months ended March 31, 2010 was $2.8 and included $0.5 million of gain recognized in the first quarter of fiscal 2010 in connection with the repurchase of $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and the $3.3 million charge in connection with the term loan B repayment discussed above. Loss on extinguishment of debt for the six months ended March 31, 2009 was $2.4 million, and was recognized in the first quarter of fiscal 2009 to retire the Solvay IDBs we assumed as part of the Southern Container acquisition, at 102% of par. The $2.4 million was funded by the former Southern Container stockholders.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, for the three months ended March 31, 2010 and 2009 was income of $0.1 million and expense of $0.5 million, respectively. Interest income and other income (expense), net, for the six months ended March 31, 2010 and 2009 was income of $0.3 million and expense of $0.1 million, respectively.

Provision for Income Taxes

We recorded income tax expense of $16.4 million and $33.7 million in the three and six months ended March 31, 2010, compared to $21.9 million and $38.6 million in the three and six months ended March 31, 2009. The effective tax rates for the three and six months ended March 31, 2010 were approximately 32.7% and 27.0%, respectively, and were primarily impacted by the exclusion of the alternative fuel tax credit from taxable income. The effective tax rates for the three and six months ended March 31, 2009 were approximately 36.8% and 35.9%, respectively, and were primarily impacted by a $0.7 million tax benefit related to extension of the United States federal research credit, which was partially offset by $0.4 million deferred tax expense related to changes in state effective rates in the first quarter of fiscal 2009. In fiscal 2010, we expect our effective tax rate, excluding the impact of alternative fuel tax credit, to be approximately 35% to 36% and our marginal effective income tax rate to be approximately 36.5%. We discuss the alternative fuel tax credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Tax Credit” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the second quarter of fiscal 2010 increased to $0.9 million from $0.2 million in the second quarter of fiscal 2009 due primarily to increased earnings at our consolidated solid fiber interior packaging subsidiary and graphic packaging subsidiary. Similarly, net income attributable to noncontrolling interests for the six months ended March 31, 2010 increased to $2.2 million from $0.9 million in the comparable prior year period.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Price Per Ton

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Price (Per Ton)(a)
	(In thousands, except Average Price Per Ton)
First Quarter	204.9	86.3	20.7	221.9	$596
Second Quarter	212.0	78.3	19.5	188.6	586

Six Months Ended March 31, 2009	416.9	164.6	40.2	410.5	591

Third Quarter	219.8	79.4	24.2	203.0	564
Fourth Quarter	224.3	88.9	26.5	235.2	557

Fiscal 2009	861.0	332.9	90.9	848.7	$575

First Quarter	223.1	85.0	25.4	231.1	$550
Second Quarter	228.1	85.8	25.0	234.8	566

Six Months Ended March 31, 2010	451.2	170.8	50.4	465.9	$558

(a)	Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8

Six Months Ended March 31, 2009	731.7	70.7	9.7

Third Quarter	377.2	83.0	22.0
Fourth Quarter	394.2	74.6	18.9

Fiscal 2009	$1,503.1	$228.3	15.2%

First Quarter	$379.6	$62.8	16.5%
Second Quarter	386.2	44.9	11.6

Six Months Ended March 31, 2010	$765.8	$107.7	14.1%

Net Sales (Consumer Packaging Segment)

The 6.4% increase in net sales for the Consumer Packaging segment for the second quarter of fiscal 2010 compared to the prior year second quarter was primarily due to higher paperboard volumes and higher folding carton selling prices and volumes. Coated recycled paperboard, bleached paperboard and market pulp tons shipped increased 7.0%, 9.7% and 28.5%, respectively. These increases were partially offset by lower recycled paperboard selling prices.

The 4.7% increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 was primarily due to higher paperboard volumes and folding carton selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped increased 7.8%, 3.8% and 25.4%, respectively.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2010 increased primarily due to the recognition of the $8.1 million alternative fuel tax credit, higher paperboard volumes and higher folding carton selling prices and volumes, decreased chemical costs and continued operational improvements, which were partially offset by increased recycled fiber and virgin fiber costs. At our mills, chemical costs decreased approximately $3.0 million, or $12 per ton. Partially offsetting these decreases in expense were lower recycled paperboard selling prices, an increase in pension expense of $2.1 million and an increase in freight expense of $2.0 million due to higher volumes. Recycled fiber and virgin fiber costs increased approximately $10.9 million, or $74 per ton, and $3.6 million, or $33 per ton, respectively, over the prior year quarter.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2010 increased primarily due to the recognition of the $28.8 million alternative fuel tax credit, net, higher paperboard volumes and higher folding carton selling prices, decreased energy and chemical costs, continued operational improvements and the impact of the first quarter of fiscal 2009 Demopolis maintenance outage on the prior year period, which were partially offset by increased recycled fiber and virgin fiber costs. Chemical and energy costs decreased approximately $8.9 million, or $17 per ton, and $3.2 million, or $6 per ton, respectively, and bad debt expense decreased $1.8 million. Partially offsetting these decreases in expense were lower recycled paperboard selling prices, an increase in pension expense of $3.8 million, increased freight expense of $1.8 million due to higher paperboard volumes, expense related to foreign currency transactions increased $1.5 million and increased group insurance expense of $1.1 million. Recycled fiber and virgin fiber costs increased approximately $10.7 million, or $37 per ton, and $4.3 million, or $20 per ton, respectively, over the prior year period.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6

Six Months Ended March 31, 2009	379.7	92.2	24.3

Third Quarter	186.5	49.6	26.6
Fourth Quarter	186.7	37.1	19.9

Fiscal 2009	$752.9	$178.9	23.8%

First Quarter	$180.1	$34.7	19.3%
Second Quarter	191.0	20.9	10.9

Six Months Ended March 31, 2010	$371.1	$55.6	15.0%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $14.5 million in the second quarter of fiscal 2010 compared to the prior year second quarter due to higher volumes which were partially offset by decreased selling prices.

Net sales of the Corrugated Packaging segment decreased $8.6 million in the six months ended March 31, 2010 compared to the prior year period due to decreased selling prices which were partially offset by higher volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the second quarter of fiscal 2010 decreased $20.7 million compared to the prior year second quarter due primarily to higher recycled fiber and chemical costs and decreased selling prices which were partially offset by higher volumes and lower energy costs. At our containerboard mills, recycled fiber and chemical costs increased approximately $25.9 million, or $112 per ton, and approximately $1.9 million, or $8 per ton, respectively, over the prior year quarter, and freight expenses increased $1.9 million due to higher volumes. Partially offsetting these increases in expense, energy costs decreased approximately $2.5 million, or $11 per ton, over the prior year quarter.

Segment income attributable to the Corrugated Packaging segment for the six months ended March 31, 2010 decreased $36.6 million compared to the prior year period due primarily to higher recycled fiber and chemical costs and decreased selling prices which were partially offset by higher volumes and lower energy costs. At our containerboard mills, recycled fiber and chemical costs increased approximately $28.9 million, or $62 per ton, and approximately $3.0 million, or $6 per ton, respectively, over the prior year period. Additionally, freight expense increased $2.6 million due to higher volumes and SG&A salaries expense increased $1.2 million. Partially offsetting these increases in expense, energy costs decreased approximately $2.5 million, or $5 per ton, over the prior year period.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7

Six Months Ended March 31, 2009	157.7	14.8	9.4

Third Quarter	79.7	8.0	10.0
Fourth Quarter	83.2	9.1	10.9

Fiscal 2009	$320.6	$31.9	10.0%

First Quarter	$66.8	$4.2	6.3%
Second Quarter	77.1	11.2	14.5

Six Months Ended March 31, 2010	$143.9	$15.4	10.7%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment decreased $5.8 million in the second quarter of fiscal 2010 compared to the prior year second quarter primarily due to lower demand for promotional displays. Similarly, net sales for the Merchandising Displays segment decreased $13.8 million in the six months ended March 31, 2010 compared to the prior year period.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the second quarter of fiscal 2010 increased $1.5 million compared to the prior year second quarter primarily due to cost reductions and efficiency improvements. Segment income attributable to the Merchandising Displays segment for the six months ended March 31, 2010 increased $0.6 million compared to the prior year period due to cost reductions, efficiency improvements and decreased bonus expense of $1.7 million.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8

Six Months Ended March 31, 2009	145.5	9.0	6.2

Third Quarter	77.2	9.4	12.2
Fourth Quarter	84.2	8.1	9.6

Fiscal 2009	$306.9	$26.5	8.6%

First Quarter Fiscal 2010	$79.8	$4.5	5.6%
Second Quarter	96.4	6.0	6.2

Six Months Ended March 31, 2010	$176.2	$10.5	6.0%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the second quarter of fiscal 2010 increased 37.3% compared to the second quarter of fiscal 2009 primarily due to higher paperboard volumes and increased recycled fiber volumes and prices which were partially offset by lower paperboard and other selling prices. Specialty paperboard tons shipped increased 8.8%.

Our Specialty Paperboard Products segment net sales in the six months ended March 31, 2010 increased 21.1% compared to the six months ended March 31, 2009 primarily due to higher paperboard volumes and increased recycled fiber volumes and prices which were partially offset by lower paperboard and other selling prices. Specialty paperboard tons shipped increased 9.1%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the second quarter of fiscal 2010 decreased $0.2 million compared to the prior year second quarter. This decrease was due primarily to increased recycled fiber prices of approximately $5.1 million, or $84 per ton, and lower paperboard and other selling prices which were partially offset by higher paperboard volumes and increased recycled fiber volumes. The impact of decreased energy costs was approximately $0.6 million, or $11 per ton, over the prior year quarter.

Segment income attributable to the Specialty Paperboard Products segment for the six months ended March 31, 2010 increased $1.5 million compared to the prior year second quarter. This increase was due primarily to higher paperboard volumes and increased recycled fiber volumes which were partially offset by increased recycled fiber prices of approximately $4.8 million, or $41 per ton, and lower paperboard and other selling prices. The impact of decreased energy costs was approximately $1.5 million, or $13 per ton, over the prior year quarter, which was partially offset by increased pension expense of $1.6 million.

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

Cash and cash equivalents was $12.4 million at March 31, 2010, and $11.8 million at September 30, 2009. During the six months ended March 31, 2010, Net Debt (as hereinafter defined) decreased $169.7 million. We expect our operating cash flows to enable us to decrease net debt by approximately $265 million in the full fiscal year. Our estimate includes a $26 million tax refund we received in the second quarter of fiscal 2010 related primarily to the collection of the remaining alternative fuel tax credits from fiscal 2009 and reducing fiscal 2010 cash tax payments by approximately $23 million utilizing our fiscal 2010 alternative fuel tax credits by the end of the third quarter of fiscal 2010. Additionally, we expect operating cash flows to benefit from deferred income tax expense in fiscal 2010 of approximately $28 million. However, it is possible that our expected decrease in net debt or our expected deferred income tax expense may vary due to changes in income or other factors.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At March 31, 2010, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $384 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On April 1, 2010 the aggregate notional amount of these swaps declined to $341 million.

On March 5, 2008, we entered into a Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. On February 8, 2010, we repaid the $120.0 million outstanding balance of term loan B with proceeds from our revolving credit facility and recorded a net loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount.

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth (as those terms are defined by the Credit Facility). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $31.9 million, were $311.1 million at March 31, 2010. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries.

On July 21, 2009, we amended our Credit Facility to, among other things, allow us to refinance the March 2016 Notes and to redeem, repurchase, defease, purchase prior to maturity or prepay the August 2011 Notes and/or the March 2013 Notes in an aggregate amount not to exceed (i) an annual limit of $85 million in any fiscal year plus, at the beginning of the fiscal year ending September 30, 2011, $85 million plus the unused amount available under the annual limit for the immediately preceding fiscal year and (ii) $170 million for all such redemptions, repurchases, defeasances, purchases or prepayments (collectively, the “repurchases”), subject in each case to certain conditions. Such repurchases are available to us as long as no default or event of default has occurred or would be directly or indirectly caused as a result thereof, subject to availability under the Aggregate Revolving Committed Amount (as defined in the Credit Facility, as amended) of at least $300 million. In addition, when the Leverage Ratio does not exceed 3.00 to 1.00 after giving effect to all such repurchases on a Pro Forma Basis, as such terms are defined in the Credit Facility, as amended, we may repurchase an additional $100 million of the August 2011 Notes and/or March 2013 Notes. On February 3, 2010, we amended our Credit Facility to among other things adjust our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter. In conjunction with this amendment, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility.

In fiscal 2009, we amended our existing Receivables Facility and extended the maturity to set it to expire on July 13, 2012 and increased the facility size to $135.0 million. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At March 31, 2010 we had no borrowings under the Receivables Facility and maximum available borrowings under this facility were approximately $135.0 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the six months ended March 31, 2010 and 2009 was $212.7 million and $157.9 million, respectively. The increase was primarily due to due to the receipt of our $26 million

2009 federal income tax refund during the second quarter of fiscal 2010 which was primarily due to alternative fuel tax credits and a net reduction in operating assets and liabilities in the current year quarter compared to a net increase in the prior year period.

Net cash used for investing activities was $27.4 million during the six months ended March 31, 2010 compared to $18.8 million for the comparable period of the prior year. Net cash used for investing activities in the six months of fiscal 2010 consisted primarily of $30.6 million of capital expenditures. Investing activities for the six months of fiscal 2009 consisted primarily of $31.2 million of capital expenditures, which was partially offset by $8.5 million received from escrow and disbursed to employees for deferred compensation payments as required under the Southern Container acquisition. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $105 to $110 million in fiscal 2010, including the current year portion of a two-year estimated $25 million project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. Included in our fiscal 2010 capital expenditures estimate is approximately $5 to $6 million for capital expenditures that we expect to spend in connection with matters relating to environmental and safety compliance.

Net cash used for financing activities was $184.9 million during the six months ended March 31, 2010 compared to $182.1 million in the same period last year. In the first six months of fiscal 2010 net cash used for financing activities consisted primarily of net repayments of debt aggregating $170.4 million and cash dividends paid to shareholders of $11.6 million. In the first six months of fiscal 2009 net cash used for financing activities consisted primarily of net repayments of debt aggregating $184.3 million and cash dividends paid to shareholders of $7.7 million, which was partially offset by the usage of restricted cash and investments of $19.2 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2010, 2011 and 2012.

We made contributions of $3.0 million to our U.S. Qualified Plans during the six months ended March 31, 2010. Based on current facts and assumptions, we anticipate contributing approximately $20 million to the U.S. Qualified Plans in fiscal 2010 and in fiscal 2011. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. Contributions are expected to be less than the aggregate of our U.S. Qualified Plans expense of approximately $26 million, our SERP expense of approximately $5 million and our multi-employer plans of approximately $2 million. The SERP plan is an unfunded plan and the multi-employer plans are funded via monthly premiums.

In April 2010, our board of directors approved our May 2010 quarterly dividend of $0.15 per share and in January 2010, our board of directors approved our February 2010 quarterly dividend of $0.15 per share indicating an annualized dividend of $0.60 per share in fiscal 2010 on our common stock.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of March 31, 2010. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial. For additional information regarding our guarantees, see “Note 14. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt (in millions):

	March 31, 2010	September 30, 2009	March 31, 2008
Current Portion of Debt	$70.4	$56.3	$247.7
Total Long-Term Debt	1,108.8	1,293.1	1,606.8

	1,179.2	1,349.4	1,854.5
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(2.7)	(3.8)	(7.6)

	1,176.5	1,345.6	1,846.9
Less: Cash and Cash Equivalents	(12.4)	(11.8)	(56.6)
Less: Restricted Cash	—	—	(19.5)

Net Debt	$1,164.1	$1,333.8	$1,770.8

Forward-Looking Statements

We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the timing and impact of alternative fuel tax credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; the ability of insurance carriers to pay potential claims under our insurance policies and our potential liability with respect thereto; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future deferred tax expense and future cash tax payments;

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

We held our annual meeting of shareholders on January 29, 2010 at which we submitted the following matters to a vote of our shareholders:

(a) Election of Directors

Votes cast for or withheld regarding one individual nominated for election to serve on our board of directors for a term expiring in 2011 were as follows:

	For	Withheld	Broker Non-Vote
J. Powell Brown	28,124,981	1,018,269	3,271,846

Votes cast for or withheld regarding four individuals nominated for election to serve on our board of directors for a term expiring in 2013 were as follows:

	For	Withheld	Broker Non-Vote
Stephen G. Anderson	28,058,077	1,085,173	3,271,846
Robert B. Currey	21,940,512	7,202,738	3,271,846
Lawrence L. Gellerstedt, III	28,477,388	665,862	3,271,846
John W. Spiegel	28,350,789	792,461	3,271,846

Additional directors, whose term of office as directors continued after the meeting, are as follows:

Term expiring in 2011	Term expiring in 2012
Robert M. Chapman	John D. Hopkins
Russell M. Currey	James A. Rubright
G. Stephen Felker	Bettina M. Whyte
James E. Young

(b) Other Matters

Votes cast for or against, as well as the number of abstentions and broker non-votes regarding each other matter voted upon at the meeting, were as follows:

	For	Against	Abstain	Broker Non-Vote
Ratify the Appointment of Ernst & Young LLP to Serve as Independent Registered Public Accounting Firm	32,173,810	227,948	13,338	—

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date: May 4, 2010	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President, Chief Financial Officer & Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 3.4	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

Exhibit 4.1	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

Exhibit 4.2	Third Amendment to Credit Agreement and Consent, dated as of February 3, 2010, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

Exhibit 10.1	Amendment Number Five to the Rock-Tenn Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2003.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.