Form 10-Q
period 2010-06-30
Rock-Tenn CO
filed 2010-08-09
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 29, 2010
Class A Common Stock, $0.01 par value	38,954,726

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$771.9	$703.9	$2,194.6	$2,083.3
Cost of goods sold (net of alternative fuel tax credit of $0, $32.7, $28.8 and $32.7)	595.8	480.8	1,678.7	1,523.9

Gross profit	176.1	223.1	515.9	559.4
Selling, general and administrative expenses	84.9	81.4	252.1	246.4
Restructuring and other costs, net	(0.2)	1.1	4.1	10.8

Operating profit	91.4	140.6	259.7	302.2
Interest expense	(17.8)	(23.2)	(58.5)	(74.2)
Loss on extinguishment of debt	0.0	(1.9)	(2.8)	(4.3)
Interest income and other income (expense), net	0.1	0.0	0.4	(0.1)
Equity in income (loss) of unconsolidated entities	0.3	0.3	0.2	(0.3)

Income before income taxes	74.0	115.8	199.0	223.3
Income tax expense	(27.0)	(27.4)	(60.7)	(66.0)

Consolidated net income	47.0	88.4	138.3	157.3
Less: Net income attributable to noncontrolling interests	(1.9)	(1.4)	(4.1)	(2.3)

Net income attributable to Rock-Tenn Company shareholders	$45.1	$87.0	$134.2	$155.0

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.16	$2.27	$3.45	$4.05

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.14	$2.23	$3.39	$3.99

Cash dividends paid per share	$0.15	$0.10	$0.45	$0.30

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	June 30, 2010	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$11.4	$11.8
Accounts receivable (net of allowances of $8.3 and $8.8)	304.6	305.5
Inventories	259.9	275.1
Other current assets	37.8	65.9

Total current assets	613.7	658.3

Property, plant and equipment at cost:
Land and buildings	417.2	413.8
Machinery and equipment	1,898.0	1,857.1
Transportation equipment	13.4	13.5
Leasehold improvements	5.4	5.4

	2,334.0	2,289.8
Less accumulated depreciation and amortization	(1,096.1)	(1,013.7)

Net property, plant and equipment	1,237.9	1,276.1
Goodwill	736.4	736.4
Intangibles, net	142.5	151.3
Investment in unconsolidated entities	23.1	23.8
Other assets	30.5	38.5

	$2,784.1	$2,884.4

LIABILITIES AND EQUITY

Current liabilities:
Current portion of debt	$72.3	$56.3
Accounts payable	230.4	233.9
Accrued compensation and benefits	79.8	88.0
Other current liabilities	67.3	71.1

Total current liabilities	449.8	449.3

Long-term debt due after one year	1,039.7	1,289.3
Hedge adjustments resulting from terminated fair value interest rate derivatives or swaps	2.3	3.8

Total long-term debt	1,042.0	1,293.1

Accrued pension and other long-term benefits	149.5	161.5
Deferred income taxes	178.9	149.2
Other long-term liabilities	30.5	36.7
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	7.3	11.5
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	0.0	0.0
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,939,181 and 38,707,695 shares outstanding at June 30, 2010 and September 30, 2009, respectively	0.4	0.4
Capital in excess of par value	283.3	264.5
Retained earnings	730.1	620.3
Accumulated other comprehensive loss	(93.6)	(108.4)

Total Rock-Tenn Company shareholders’ equity	920.2	776.8
Noncontrolling interests	5.9	6.3

Total equity	926.1	783.1

	$2,784.1	$2,884.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months Ended June 30,
	2010	2009
Operating activities:
Consolidated net income	$138.3	$157.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	110.7	112.7
Deferred income tax expense	16.2	24.4
Share-based compensation expense	11.9	8.2
Loss on extinguishment of debt	2.8	4.3
Loss on disposal of plant, equipment and other, net	0.2	0.9
Equity in (income) loss of unconsolidated entities	(0.2)	0.3
Pension funding less (more) than expense	3.1	(10.5)
Alternative fuel tax credit benefit	(29.0)	(33.9)
Impairment adjustments and other non-cash items	2.6	0.0
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1.2	22.9
Inventories	15.6	(4.5)
Other assets	(5.6)	(14.1)
Accounts payable	(3.7)	(14.9)
Income taxes	58.0	33.0
Accrued liabilities and other	(9.1)	(13.8)

Net cash provided by operating activities	313.0	272.3

Investing activities:
Capital expenditures	(60.9)	(49.3)
Cash paid for purchase of business, including amounts received from escrow, net of cash received	0.0	4.0
Investment in unconsolidated entities	(0.2)	(1.0)
Return of capital from unconsolidated entities	0.6	3.9
Proceeds from sale of property, plant and equipment	3.2	1.3

Net cash used for investing activities	(57.3)	(41.1)

Financing activities:
Proceeds from issuance of notes	0.0	100.0
Additions to revolving credit facilities	189.1	192.0
Repayments of revolving credit facilities	(187.3)	(195.6)
Additions to debt	102.3	89.0
Repayments of debt	(339.1)	(446.4)
Debt issuance costs	(0.2)	(3.7)
Cash paid for debt extinguishment costs	0.0	(5.1)
Restricted cash and investments	0.0	19.2
Issuances of common stock, net of related minimum tax withholdings	(1.9)	(0.6)
Excess tax benefits from share-based compensation	1.9	2.5
Capital contributed to consolidated subsidiary from noncontrolling interest	0.0	1.7
Advances from (repayments to) unconsolidated entity	0.7	(6.2)
Cash dividends paid to shareholders	(17.5)	(11.5)
Cash distributions paid to noncontrolling interests	(4.4)	(2.7)

Net cash used for financing activities	(256.4)	(267.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.8

Decrease in cash and cash equivalents	(0.4)	(35.4)
Cash and cash equivalents at beginning of period	11.8	52.8

Cash and cash equivalents at end of period	$11.4	$17.4

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(15.9)	$5.5
Interest, net of amounts capitalized	48.2	70.1

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2010

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

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2009 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Fiscal 2009 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2010 and 2009, our financial position at June 30, 2010 and September 30, 2009, and our cash flows for the nine months ended June 30, 2010 and 2009.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2009 Form 10-K.

The results for the three and nine months ended June 30, 2010 are not necessarily indicative of results that may be expected for the full year.

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

Note 3. Comprehensive Income and Equity

Comprehensive Income

The following are the components of comprehensive income, net of tax (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Consolidated net income	$47.0	$88.4	$138.3	$157.3
Foreign currency translation (loss) gain	(9.1)	12.2	0.9	(13.6)
Net deferred (loss) gain on cash flow hedges	(0.9)	0.3	(2.7)	(14.8)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.4	1.7	4.6	3.4
Amortization of net actuarial loss	2.7	1.0	9.0	3.1
Amortization of prior service cost	0.1	0.2	0.4	0.5
Other comprehensive income adjustments	0.0	0.0	(1.7)	0.0

Comprehensive income	41.2	103.8	148.8	135.9
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1.4)	(1.8)	0.2	(1.6)

Comprehensive income attributable to Rock-Tenn Company shareholders	$39.8	$102.0	$149.0	$134.3

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three and nine month periods ended June 30, 2010 and 2009. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2010 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at September 30, 2009	$776.8	$6.3	$783.1
Net income	134.2	1.9	136.1
Components of other comprehensive income, net of tax:
Foreign currency translation gain	0.9	0.0	0.9
Net deferred loss on cash flow hedges	(2.7)	0.0	(2.7)
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	4.6	0.0	4.6
Amortization of net actuarial loss	8.7	0.0	8.7
Amortization of prior service cost	0.4	0.0	0.4
Other comprehensive income adjustments	2.9	0.0	2.9
Income tax benefit from share-based plans	1.9	0.0	1.9
Compensation expense under share-based plans	11.9	0.0	11.9
Cash dividends (per share - $0.45)	(17.5)	0.0	(17.5)
Cash distributions	0.0	(2.3)	(2.3)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(1.9)	0.0	(1.9)

Balance at June 30, 2010	$920.2	$5.9	$926.1

(1)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Note 4. Earnings per Share

Effective October 1, 2009, we adopted certain provisions of ASC 260 which clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260. Prior to adoption of these provisions, restricted stock was included in our diluted EPS calculation using the treasury stock method. The dilutive effect of participating securities is now reflected in diluted EPS by application of the more dilutive of the treasury stock method or the two-class method. Pursuant to ASC 260, all prior period EPS data were adjusted retrospectively. The impact of adopting ASC 260 for the three and nine month periods ended June 30, 2009 decreased previously reported basic EPS by $0.02 and $0.05, respectively, and decreased previously reported diluted EPS by $0.01 and $0.03, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$45.1	$87.0	$134.2	$155.0
Less: Distributed and undistributed income available to participating securities	(0.6)	(0.9)	(1.7)	(1.9)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$44.5	$86.1	$132.5	$153.1

Denominator:
Basic weighted average shares outstanding	38.5	37.9	38.4	37.8

Basic earnings per share	$1.16	$2.27	$3.45	$4.05

Diluted earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$45.1	$87.0	$134.2	$155.0
Less: Distributed and undistributed income available to participating securities	(0.6)	(0.9)	(1.7)	(1.9)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$44.5	$86.1	$132.5	$153.1

Denominator:
Basic weighted average shares outstanding	38.5	37.9	38.4	37.8
Effect of dilutive stock options and non-participating securities	0.7	0.6	0.7	0.5

Diluted weighted average shares outstanding	39.2	38.5	39.1	38.3

Diluted earnings per share	$1.14	$2.23	$3.39	$3.99

Options to purchase 0.1 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2010 and options to purchase 0.3 million and 0.4 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2009 because the effect would have been antidilutive.

Note 5. Alternative Fuel Tax Credit

In April 2009, we received notification from the Internal Revenue Service (“IRS”) that our registration as an alternative fuel mixer had been approved. As a result, we were eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We recognized $20.9 million of alternative fuel tax credit (“AFTC”), which is not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses, in the three months ended December 31, 2009. During the second quarter of fiscal 2010, the IRS released a memorandum which clarified that the entire volume of black liquor, without reduction for inorganic solids, chip water or process water, was eligible for the alternative fuel mixture credit. As a result, we reversed reserves of $8.1 million during the second quarter of fiscal 2010 and reduced cost of goods sold in our Consumer Packaging segment by $8.1 million. In the three and nine months ended June 30, 2009 we recognized alternative fuel tax credit of $33.9 million and reduced cost of goods sold in our Consumer Packaging segment by $32.7 million, net of expenses.

In April 2010, we filed an application with the IRS to be registered as a producer of cellulosic biofuel as described in Internal Revenue Code Section 40(b)(6). On July 9, 2010, the IRS Office of Chief Counsel issued Chief Counsel Advice Memorandum AM 2010-002 dated June 28, 2010, which concluded that black liquor sold or used during calendar year 2009, qualifies for the cellulosic biofuel producer credit (“CBPC”). Each gallon of black liquor produced by any taxpayer operating a pulp and paper mill and used as a fuel in that taxpayer’s trade or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

business during calendar year 2009 will qualify for a pre-tax non-refundable CBPC credit of $1.01 per gallon. We can utilize either the AFTC or the CBPC. The CBPC credit is approximately $0.65 per gallon, net of tax, and therefore of greater value to us than the $0.50 per gallon non-taxable alternative fuel tax credit we previously claimed. We expect confirmation of our registration in the fourth quarter of fiscal 2010 at which time we expect the IRS will also provide a process which will allow taxpayers to convert from the alternative fuel mixture credit to the CBPC, including the procedures for the amendment of prior year federal tax returns. We are currently evaluating various alternatives afforded us, including amending tax returns. We currently expect to realize approximately $37 million, net of tax, in additional credits from the CBPC. We expect to monetize the majority of these credits in fiscal 2011, primarily through reduced estimated tax payments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $(0.2) million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and recorded pre-tax restructuring and other costs, net, of $4.1 million and $10.8 million for the nine months ended June 30, 2010 and 2009, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring initiatives incurred during the three and nine months ended June 30, 2010 and 2009, the cumulative recorded amount since we announced each initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
	YTD Fiscal 2010	0.0	0.1	0.0	0.0	0.1	0.2

	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.1	0.1
	YTD Fiscal 2009	0.2	(0.1)	0.5	0.0	1.3	1.9

	Cumulative	1.8	2.9	1.6	0.3	2.9	9.5
	Expected Total	1.8	2.9	1.6	0.3	2.9	9.5

Corrugated Packaging (b)	Current Qtr.	0.0	0.0	0.0	0.0	0.0	0.0
	YTD Fiscal 2010	0.0	0.0	0.0	0.0	0.1	0.1

	Prior Year Qtr.	0.2	0.0	0.2	0.0	0.0	0.4
	YTD Fiscal 2009	0.2	0.0	0.3	0.1	0.0	0.6

	Cumulative	3.2	0.2	0.4	0.1	1.5	5.4
	Expected Total	3.2	0.2	0.4	0.1	1.5	5.4

Specialty Paperboard Products (c)	Current Qtr.	(0.3)	0.0	0.1	0.0	0.1	(0.1)
	YTD Fiscal 2010	2.1	1.0	0.1	0.1	0.6	3.9

	Prior Year Qtr.	0.3	0.0	0.1	0.1	0.1	0.6
	YTD Fiscal 2009	0.4	0.6	0.1	0.1	0.3	1.5

	Cumulative	2.1	1.4	0.2	0.3	0.8	4.8
	Expected Total	2.1	1.4	0.3	0.4	0.8	5.0

Other (d)	Current Qtr.	0.0	(0.1)	0.0	0.0	0.0	(0.1)
	YTD Fiscal 2010	0.0	(0.1)	0.0	0.0	0.0	(0.1)

	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.0	0.0
	YTD Fiscal 2009	0.0	0.0	0.0	0.0	6.8	6.8

	Cumulative	0.0	0.0	0.0	0.0	16.4	16.4
	Expected Total	0.0	0.0	0.0	0.0	16.4	16.4

Total	Current Qtr.	$(0.3)	$(0.1)	$0.1	$0.0	$0.1	$(0.2)

	YTD Fiscal 2010	$2.1	$1.0	$0.1	$0.1	$0.8	$4.1

	Prior Year Qtr.	$0.5	$0.0	$0.3	$0.1	$0.2	$1.1

	YTD Fiscal 2009	$0.8	$0.5	$0.9	$0.2	$8.4	$10.8

	Cumulative	$7.1	$4.5	$2.2	$0.7	$21.6	$36.1

	Expected Total	$7.1	$4.5	$2.3	$0.8	$21.6	$36.3

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

(a)

The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closed in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008) and Stone Mountain, Georgia (announced and closed in fiscal 2007). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We believe these actions have allowed us to more effectively manage our business. The expenses in the “Other Costs” column in the prior year year-to-date, cumulative and expected cost rows primarily reflect the estimated fair value of the liability for future lease payments at our closed leased facilities.

(b)

The Corrugated Packaging segment charges primarily reflect the closure of our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009) and the fiscal 2009 impairment of certain assets at one of our corrugated graphics subsidiaries, including a $1.0 million charge included in “Other Costs” column in the cumulative row for a customer relationship intangible. We have transferred a substantial portion of the Greenville plant’s production to our other corrugated plants.

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

(d)

The expenses in the “Other Costs” column primarily reflect integration and deferred compensation expenses. The nine months ended June 30, 2009 reflect $3.3 million of Southern Container integration expenses and $3.5 million of deferred compensation and retention bonus expense for key Southern Container employees. The deferred compensation and retention bonus expense was funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and were disbursed in March 2009 following the one year anniversary of the acquisition. The expenses in the cumulative and expected cost rows in the “Other Costs” column primarily reflect integration and deferred compensation expenses.

The following table represents a summary of the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income for the nine months ended June 30, 2010 and 2009 (in millions):

	2010	2009
Accrual at beginning of fiscal year	$1.1	$3.4
Additional accruals	1.1	1.8
Payments	(1.3)	(3.7)
Adjustments to accruals	0.1	(0.1)

Accrual at June 30,	$1.0	$1.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$1.2	$1.7
Net property, plant and equipment	2.1	0.8
Deferred compensation expense	0.0	3.5
Integration expenses	0.0	2.7
Severance and other employee costs	0.2	0.4
Equipment relocation	0.1	0.9
Facility carrying costs	0.1	0.2
Other	0.4	0.6

Total restructuring and other costs, net	$4.1	$10.8

Note 7. Tax Provision

We recorded income tax expense of $27.0 million and $60.7 million in the three and nine months ended June 30, 2010, respectively, compared to $27.4 million and $66.0 million in the three and nine months ended June 30, 2009, respectively. The effective tax rates for the three and nine months ended June 30, 2010 were approximately 36.5% and 30.5%, respectively. The effective tax rates for the three and nine months ended June 30, 2009 were approximately 23.7% and 29.6%, respectively. The effective tax rates for the nine months ended June 30, 2010 and the three and nine months ended June 30, 2009, were primarily impacted by the exclusion of the alternative fuel tax credit from taxable income and the three and nine months ended June 30, 2009 were also impacted by a $1.2 million tax benefit related to adjustments to various accruals and deferred tax balances.

As of June 30, 2010, the gross amount of unrecognized tax benefits was approximately $13.5 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $5.7 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of June 30, 2010, we had a recorded liability of $2.8 million for the payment of interest and penalties related to the liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2007.

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

	June 30, 2010	September 30, 2009
Finished goods and work in process	$149.3	$154.2
Raw materials	109.5	107.4
Supplies and spare parts	49.2	49.0

Inventories at FIFO cost	308.0	310.6
LIFO reserve	(48.1)	(35.5)

Net inventories	$259.9	$275.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt agreements during the nine months ended June 30, 2010. For more information regarding certain of our debt characteristics, see “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2009 Form 10-K.

The following were individual components of debt (in millions):

	June 30, 2010	September 30, 2009
Face value of 8.20% secured notes due August 2011, net of unamortized discount of $0.1 and $0.1 (a)	$154.6	$154.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	1.6	2.6

	156.2	157.2

Face value of 5.625% secured notes due March 2013, net of unamortized discount of $0.1 and $0.1 (a)	80.4	99.9
Hedge adjustments resulting from terminated interest rate derivatives or swaps	0.7	1.2

	81.1	101.1

Face value of 9.25% unsecured notes due March 2016, net of unamortized discount of $1.0 and $1.1 (a)	299.0	298.9

Term loan facilities, net of unamortized discount of $0 and $1.3 (b)	487.2	643.8

Revolving credit and swing facilities (b)	21.1	19.1

Receivables-backed financing facility (c)	40.0	100.0

Industrial development revenue bonds, bearing interest at variable rates (1.94% at June 30, 2010 and 2.70% at September 30, 2009); due at various dates through October 2036 (d)	17.4	16.9

Other notes	12.3	12.4

Total Debt	1,114.3	1,349.4
Less current portion of debt	72.3	56.3

Long-term debt due after one year	$1,042.0	$1,293.1

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,112.0	$1,345.6
Hedge adjustments resulting from terminated interest rate derivatives or swaps	2.3	3.8

Total Debt	$1,114.3	$1,349.4

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

(b)

On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. On February 3, 2010 we amended our Credit Facility to among other things adjust

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter. On February 8, 2010, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility and recorded a loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount.

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. At June 30, 2010 and September 30, 2009, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $45.0 million. At June 30, 2010, there were $2.0 million in borrowings by the Canadian subsidiary. At June 30, 2010, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.6 million, were approximately $398.3 million.

The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the three months ended June 30, 2010 the applicable margin was 1.25%, and for the three months ended September 30, 2009 the applicable margin was 1.50%. The variable rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 1.61% and 1.77% at June 30, 2010 and September 30, 2009, respectively. The variable rate, including the applicable margin, on our term loan B facility, before the effect of interest rate swaps, was 5.75% at September 30, 2009. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 1.60% to 3.50% at June 30, 2010 and from 1.76% to 3.75% at September 30, 2009. Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth, as discussed in our Debt Footnote in our Fiscal 2009 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

(c)	In fiscal 2009, we amended our existing receivables-backed financing facility (the “Receivables Facility”) to, among other things, extend the maturity to set it to expire on July 13, 2012 and increase the facility size to $135.0 million. Accordingly, such borrowings are classified as long-term at June 30, 2010 and September 30, 2009. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.17% and 2.53% as of June 30, 2010 and September 30, 2009, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At June 30, 2010 and September 30, 2009, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $135.0 million and $114.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2010 was approximately $247 million. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants.

(d)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of June 30, 2010, the outstanding amount of direct pay letters of credit supporting all IDBs was $17.7 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility.

Note 10. Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated as cash flow hedges of floating rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity derivative contracts and physical commodity contracts that are determined to be derivatives are not designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to transactions denominated in Canadian dollars.

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of June 30, 2010, these interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of June 30, 2010, the aggregate notional amount of outstanding debt related to these interest rate swaps was $341 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration.

As of June 30, 2010 and September 30, 2009, we had the following outstanding commodity derivatives that were designated as cash flow hedges of forecasted sales transactions:

	June 30, 2010		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Paperboard, net	0	Tons	33,000	Tons

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended June 30, 2010 and 2009, $0.4 million and $0.5 million, respectively, were amortized to earnings as a reduction of interest expense. During the nine months ended June 30, 2010 and 2009, $1.2 million and $1.5 million, respectively, were amortized to earnings as a reduction of interest expense.

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

As of June 30, 2010 and September 30, 2009, we had the following outstanding commodity derivatives related to forecasted transactions that were not designated as accounting hedges:

	June 30, 2010		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Paperboard sales, net	6,000	Tons	0	Tons
Fiber purchases, net	33,000	Tons	2,100	Tons

Fair Values of Derivative Instruments

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2010 Fair Value	September 30, 2009 Fair Value	Balance Sheet Location	June 30, 2010 Fair Value	September 30, 2009 Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	N/A	$0.0	$0.0	Other current liabilities	$9.2	$12.7
Interest rate derivatives	N/A	0.0	0.0	Other long-term liabilities	4.4	5.6
Commodity derivatives	Other current assets	0.0	0.4	Other current liabilities	0.0	0.0

		$0.0	$0.4		$13.6	$18.3

Derivatives not designated as hedging instruments:
Interest rate derivatives	Other assets	$0.0	$0.5	Other current liabilities	$0.4	$0.0
Commodity derivatives	Other current assets	1.4	2.0	Other current liabilities	1.2	1.8
Commodity derivatives	Other assets	0.3	0.6	Other long-term liabilities	0.1	0.6

		$1.7	$3.1		$1.7	$2.4

Total fair values		$1.7	$3.5		$15.3	$20.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three and nine months ended June 30, (in millions):

Derivatives in Cash Flow Hedging Relationships:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
For the three months ended:
Interest rate derivatives	$(1.5)	$0.5	Interest expense	$(0.8)	$(2.8)	N/A	$0.0	$0.0
Commodity derivatives	0.0	0.0	Net sales	0.1	0.0	N/A	0.0	0.0

Total	$(1.5)	$0.5		$(0.7)	$(2.8)		$0.0	$0.0

For the nine months ended:
Interest rate derivatives	$(5.1)	$(24.2)	Interest expense	$(8.5)	$(5.5)	N/A	$0.0	$0.0
Commodity derivatives	0.3	0.0	Net sales	0.8	0.0	Net sales	(0.6)	0.0

Total	$(4.8)	$(24.2)		$(7.7)	$(5.5)		$(0.6)	$0.0

Derivatives Not Designated As Hedging Instruments:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2010	2009
For the three months ended:
Interest rate derivatives	Selling, general and administrative expenses	$(1.3)	$0.9
Commodity derivatives	Net sales	(0.9)	0.2

Total		$(2.2)	$1.1

For the nine months ended:
Interest rate derivatives	Selling, general and administrative expenses	$(0.9)	$0.7
Commodity derivatives	Interest income and other income	0.0	0.4
Commodity derivatives	Net sales	0.5	0.1

Total		$(0.4)	$1.2

As of June 30, 2010, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $6.7 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on June 30, 2010, is approximately $14.0 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted by us against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $14.1 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with these contingent features that are in a liability position on June 30, 2010 is approximately $1 million. If the contingent features underlying these commodity derivative agreements were triggered, we may be required to post collateral or settle our obligations under the agreements at their termination value, which was approximately $1 million at June 30, 2010.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2010, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$3.7	$0.0	$0.0	$3.7
Interest rate derivatives	$0.0	$0.0	$0.0	$0.0
Commodity derivatives	$0.0	$0.0	$1.7	$1.7

Liabilities:
Interest rate derivatives	$0.0	$14.0	$0.0	$14.0
Commodity derivatives	$0.0	$0.0	$1.3	$1.3

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the nine months ended June 30, (in millions):

	2010	2009
Beginning asset (liability) balance, net	$0.6	$(0.1)
Realized and unrealized net gains recorded in net sales	0.2	0.1
Realized and unrealized net gains recorded in interest income and other income, net	0.0	0.4
Purchases, issuances and settlements, net	(0.5)	(0.1)

Ending asset balance, net	$0.3	$0.3

The following table provides a summary of unrealized net gains and losses during the nine months ended June 30, 2010 and 2009 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at June 30, 2010 and 2009 (in millions):

	2010	2009
Unrealized net gain recorded in net sales	$0.4	$0.2

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

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	June 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$156.2	$159.8	$157.2	$160.8
March 2013 Notes (1)	81.1	81.9	101.1	97.4
March 2016 Notes (1)	299.0	321.0	298.9	321.8
Term loan facilities (2)	487.2	482.2	643.8	636.4
Revolving credit and swing facilities (3)	21.1	21.1	19.1	19.1
Receivables-backed financing facility (3)	40.0	40.0	100.0	100.0
Industrial development revenue bonds (3)	17.4	17.4	16.9	16.9
Other fixed rate long-term debt (2)	12.3	13.4	12.4	12.5

Total debt	$1,114.3	$1,136.8	$1,349.4	$1,364.9

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service cost	$2.7	$2.0	$8.2	$6.0
Interest cost	6.0	5.8	17.9	17.7
Expected return on plan assets	(6.0)	(5.6)	(17.9)	(16.8)
Amortization of prior service cost	0.3	0.2	0.7	0.9
Amortization of net actuarial loss	4.8	1.7	14.5	5.7

Company defined benefit plan expense	7.8	4.1	23.4	13.5
Multi-employer plans for collective bargaining employees	0.5	0.4	1.4	1.2

Net pension cost	$8.3	$4.5	$24.8	$14.7

During the three and nine months ended June 30, 2010, we contributed an aggregate of $17.2 million and $20.2 million, respectively, to our U.S. Qualified Plans. Based on our current assumptions, we do not anticipate making additional contributions in fiscal 2010 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. During the three and nine months ended June 30, 2009, we contributed an aggregate of $17.9 million and $24.1 million, respectively, to our U.S. Qualified Plans.

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

The aggregate intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $1.3 million and $1.0 million, respectively, and during the nine months ended June 30, 2010 and 2009 was $4.9 million and $3.8 million, respectively.

The table below summarizes the changes in all stock options during the nine months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2009	1,014,766	$26.23
Granted	143,700	42.69
Exercised	(180,595)	23.03
Forfeited	(16,961)	28.12

Outstanding at June 30, 2010	960,910	$29.26	7.3 years	$19.6

Exercisable at June 30, 2010	521,260	$25.84	6.2 years	$12.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock

During the second quarter of fiscal 2010, we granted 22,000 shares of restricted stock, which vest over one year, to our non-employee directors and target awards of 254,450 shares of restricted stock with a service and a performance condition which vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended.

The aggregate fair value of restricted stock vested during the three months ended June 30, 2010 and 2009 was $7.4 million and $6.2 million, respectively, and during the nine months ended June 30, 2010 and 2009 it was $16.9 million and $7.3 million, respectively.

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2009	1,050,584	$25.53
Granted (1)	326,850	42.06
Vested	(361,552)	27.33
Forfeited	(33,126)	26.98

Unvested at June 30, 2010 (2)	982,756	$30.32

(1)

Fiscal 2010 target awards of 254,450 shares, of which 5,150 shares have been subsequently forfeited, may be increased to 150% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award. During the second quarter of fiscal 2010, certain restricted shares granted in the second quarter of fiscal 2007 achieved the respective performance condition based on the Annual Average Return over Capital Costs (as defined in the applicable grant letter) and certain restricted shares granted in the second quarter of 2007 achieved the respective market condition based on Total Shareholder Return (as defined in the applicable grant letter) each at 150% of target. These achievements resulted in the issuance and vesting of an additional 50,400 shares in the second quarter of fiscal 2010.

(2)

Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2009 and fiscal 2008 in the amount of 275,125 shares and 70,925 shares, respectively, may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

We have been identified as a potentially responsible party (“PRP”) at six active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	With respect to each of two sites, we determined, while it was not estimable, the potential liability was reasonably likely to be immaterial.

•	With respect to four sites, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be immaterial.

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

We have made the following guarantees as of June 30, 2010:

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership.

•

As part of the Southern Container acquisition we acquired two unconsolidated entities for which we guarantee less than $4 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity in an amount less than $2 million.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have disposed of assets and/or subsidiaries and have assumed liabilities pursuant to asset and stock purchase and sale agreements. These agreements contain various representations and warranties relating to matters such as title to assets; accuracy of financial statements; legal proceedings; contracts; employee benefit plans; compliance with environmental laws; patent and trademark infringement; taxes; and products, as well as various covenants. These agreements may also provide specific indemnities for breaches of representations, warranties or covenants and may contain specific indemnification provisions. These indemnification provisions address a variety of potential losses, including, among others, losses related to liabilities other than those assumed by the buyer and liabilities under environmental laws. These indemnification provisions may be affected by various conditions and external factors. Many of the indemnification provisions have expired either by operation of law or as a result of the terms of the agreement. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial.

Note Receivable

We had a note payable to and a note receivable from an obligor who had filed for bankruptcy protection. We had offset these notes on our Condensed Consolidated Balance Sheets for the periods ending March 31, 2010 and September 30, 2009. During the third quarter of fiscal 2010 we agreed to pay $0.2 million to settle the matter and released the remaining $0.3 million previously reserved.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2013. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $12 million at June 30, 2010, which would result in a purchase price of approximately 50% of our partner’s net equity reflected on Seven Hills’ June 30, 2010 balance sheet.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales (aggregate):
Consumer Packaging	$398.2	$377.2	$1,164.0	$1,108.9
Corrugated Packaging	210.5	186.5	581.6	566.2
Merchandising Displays	87.9	79.7	231.8	237.4
Specialty Paperboard Products	96.6	77.2	272.8	222.7

Total	$793.2	$720.6	$2,250.2	$2,135.2

Less net sales (intersegment):
Consumer Packaging	$8.5	$6.0	$21.7	$17.3
Corrugated Packaging	9.6	8.8	25.5	28.6
Merchandising Displays	0.1	0.1	0.3	0.3
Specialty Paperboard Products	3.1	1.8	8.1	5.7

Total	$21.3	$16.7	$55.6	$51.9

Net sales (unaffiliated customers):
Consumer Packaging	$389.7	$371.2	$1,142.3	$1,091.6
Corrugated Packaging	200.9	177.7	556.1	537.6
Merchandising Displays	87.8	79.6	231.5	237.1
Specialty Paperboard Products	93.5	75.4	264.7	217.0

Total	$771.9	$703.9	$2,194.6	$2,083.3

Segment income:
Consumer Packaging	$49.1	$83.0	$156.8	$153.7
Corrugated Packaging	35.9	49.6	91.5	141.8
Merchandising Displays	8.4	8.0	23.8	22.8
Specialty Paperboard Products	8.0	9.4	18.5	18.4

Total segment income	101.4	150.0	290.6	336.7
Restructuring and other costs, net	0.2	(1.1)	(4.1)	(10.8)
Non-allocated expenses	(9.9)	(8.0)	(26.6)	(24.0)
Interest expense	(17.8)	(23.2)	(58.5)	(74.2)
Loss on extinguishment of debt	0.0	(1.9)	(2.8)	(4.3)
Interest income and other income (expense), net	0.1	0.0	0.4	(0.1)

Income before income taxes	74.0	115.8	199.0	223.3
Income tax expense	(27.0)	(27.4)	(60.7)	(66.0)

Consolidated net income	47.0	88.4	138.3	157.3
Less: Net income attributable to noncontrolling interests	(1.9)	(1.4)	(4.1)	(2.3)

Net income attributable to Rock-Tenn Company shareholders	$45.1	$87.0	$134.2	$155.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2009, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2009 Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on November 18, 2009. The table in “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments.

Overview

Excluding the $32.7 million included in the third quarter of fiscal 2009 in the Consumer Packaging segment related to the alternative fuel tax credit, net of related expenses, segment income in the third quarter of fiscal 2010 decreased $15.9 million to $101.4 million compared to the third quarter of fiscal 2009. The decrease was primarily due to lower earnings in our Corrugated Packaging segment. We discuss the alternative fuel tax credit in more detail in “Note 5. Alternative Fuel Tax Credit” of the Notes to Condensed Consolidated Financial Statements.

Net income attributable to Rock-Tenn Company shareholders, excluding the impact of the alternative fuel tax credit, decreased $8.8 million to $45.1 million in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 primarily due to increased recycled fiber and virgin fiber costs which were partially offset by generally higher volumes and selling prices, and comparatively lower chemical costs in fiscal 2010.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2009	$703.1	$676.3	$703.9	$2,083.3	$729.0	$2,812.3
2010	$690.8	$731.9	$771.9	$2,194.6
% Change	(1.7)%	8.2%	9.7%	5.3%

Net sales in the third quarter of fiscal 2010 increased $68.0 million compared to the third quarter of fiscal 2009 primarily due to generally higher volumes and selling prices. Net sales in the nine months ended June 30, 2010 increased $111.3 million compared to the nine months ended June 30, 2009 primarily due to generally higher volumes and recycled fiber selling prices which were partially offset by lower selling prices primarily for recycled paperboard, containerboard and corrugated packaging.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2009	$538.3	$504.8	$480.8	$1,523.9	$525.7	$2,049.6
(% of Net Sales)	76.6%	74.6%	68.3%	73.1%	72.1%	72.9%
2010	$512.3	$570.6	$595.8	$1,678.7
(% of Net Sales)	74.2%	78.0%	77.2%	76.5%

Cost of goods sold as a percentage of net sales increased in the third quarter of fiscal 2010 compared to the prior year third quarter primarily as a result of the $32.7 million alternative fuel tax credit, net of related expenses recorded in the third quarter of fiscal 2009 and increased recycled fiber and virgin fiber costs, which were partially offset by reduced chemical costs. Recycled fiber costs and virgin fiber costs increased $86 per ton and $51 per ton, respectively, and chemical costs decreased $2 per ton. Additionally, freight expense increased $6.3 million due in part to higher volumes, and pension expense increased $2.9 million.

Cost of goods sold as a percentage of net sales increased in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 primarily as a result of increased recycled fiber and virgin fiber costs and a $3.9 million decrease in alternative fuel tax credit in the current nine months compared to the prior year period which were partially offset by and reduced energy and chemical costs. Recycled fiber costs and virgin fiber costs increased

$63 per ton and $30 per ton, respectively. Energy and chemical costs each decreased $4 per ton. Additionally, freight expense increased $12.3 million due in part to higher volumes, pension expense increased $7.8 million and expense related to foreign currency transactions increased $1.2 million.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2009	$81.5	$83.5	$81.4	$246.4	$84.4	$330.8
(% of Net Sales)	11.6%	12.3%	11.6%	11.8%	11.6%	11.8%
2010	$80.0	$87.2	$84.9	$252.1
(% of Net Sales)	11.6%	11.9%	11.0%	11.5%

Selling, general and administrative (“SG&A”) expenses increased $3.5 million and declined as a percentage of net sales in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. We recorded increased interest rate swap expense of $2.2 million and increased professional fees and consulting expense for various initiatives of $1.2 million which were partially offset by reduced depreciation and amortization of $1.5 million.

SG&A expenses increased $5.7 million and declined as a percentage of net sales in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. We recorded increased compensation costs aggregating $4.7 million, increased professional fees and consulting expense for various initiatives of $3.0 million, increased pension costs of $2.4 million and increased interest rate swap expense of $1.5 million which were partially offset by reduced depreciation and amortization of $4.3 million and reduced bad debt expense of $2.3 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $(0.2) million and $1.1 million in the third quarter of fiscal 2010 and 2009, respectively. We recorded aggregate pre-tax restructuring and other costs of $4.1 million and $10.8 million in the nine months ended June 30, 2010 and 2009, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities in the third quarter of fiscal 2010 was income of $0.3 million compared to income of $0.3 million in the third quarter of fiscal 2009. Equity in income (loss) of unconsolidated entities in the nine months ended June 30, 2010 was income of $0.2 million compared to a loss of $0.3 million in the nine months ended June 30, 2009.

Interest Expense

Interest expense for the third quarter of fiscal 2010 decreased to $17.8 million from $23.2 million for the same quarter last year and included non-cash deferred financing cost amortization of $1.5 million and $1.6 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $4.4 million, and lower interest rates, net of swaps, decreased interest expense by approximately $0.8 million, and deferred financing cost amortization decreased $0.2 million.

Interest expense for the nine months ended June 30, 2010 decreased to $58.5 million from $74.2 million for the nine months ended June 30, 2009 and included non-cash deferred financing cost amortization of $4.6 million and $5.1 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $14.6 million, and lower interest rates, net of swaps, decreased interest expense by approximately $0.6 million, and deferred financing cost amortization decreased $0.5 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended June 30, 2009 of $1.9 million represents amounts expensed in connection with the tender offer for up to $100 million of our August 2011 Notes.

Loss on extinguishment of debt for the nine months ended June 30, 2010 was $2.8 million and primarily includes $0.5 million of gain recognized in the first quarter of fiscal 2010 in connection with the repurchase of $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and a $3.3 million charge in connection with the write off of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility. Loss on extinguishment of debt for the nine months ended June 30, 2009 was $4.3 million, and included $2.4 million in the first quarter of fiscal 2009 to retire the Solvay IDBs we assumed as part of the Southern Container acquisition, at 102% of par. The $2.4 million was funded by the former Southern Container stockholders.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, for the three months ended June 30, 2010 was income of $0.1 million. Interest income and other income (expense), net, for the nine months ended June 30, 2010 and 2009 was income of $0.4 million and expense of $0.1 million, respectively.

Provision for Income Taxes

We recorded income tax expense of $27.0 million and $60.7 million in the three and nine months ended June 30, 2010, respectively, compared to $27.4 million and $66.0 million in the three and nine months ended June 30, 2009, respectively. The effective tax rates for the three and nine months ended June 30, 2010 were approximately 36.5% and 30.5%, respectively. The effective tax rates for the three and nine months ended June 30, 2009 were approximately 23.7% and 29.6%, respectively. The effective tax rates for the nine months ended June 30, 2010 and the three and nine months ended June 30, 2009, were primarily impacted by the exclusion of the alternative fuel tax credit from taxable income and the three and nine months ended June 30, 2009 was also impacted by a $1.2 million tax benefit related to adjustments to various accruals and deferred tax balances. In fiscal 2010, we expect our effective tax rate, excluding the impact of alternative fuel tax credit and cellulosic biofuel producer credit, to be approximately 36% and our marginal effective income tax rate to be approximately 36.5%. We discuss the alternative fuel tax credit and cellulosic biofuel producer credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Tax Credit” and “Note 7. Tax Provision” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for the third quarter of fiscal 2010 increased to $1.9 million from $1.4 million in the third quarter of fiscal 2009 due primarily to increased earnings at our graphic packaging subsidiary. The reduction for net income attributable to noncontrolling interests for the nine months ended June 30, 2010 increased to $4.1 million from $2.3 million in the comparable prior year period due primarily to increased earnings at our solid fiber interior packaging subsidiary and graphic packaging subsidiary.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Net Selling Price Per Ton

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Net Selling Price (Per Ton) (a)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	204.9	86.3	20.7	221.9	$592
Second Quarter	212.0	78.3	19.5	188.6	578
Third Quarter	219.8	79.4	24.2	203.0	557

Nine Months Ended June 30, 2009	636.7	244.0	64.4	613.5	575
Fourth Quarter	224.3	88.9	26.5	235.2	548

Fiscal 2009	861.0	332.9	90.9	848.7	$568

First Quarter	223.1	85.0	25.4	231.1	$544
Second Quarter	228.1	85.8	25.0	234.8	563
Third Quarter	232.2	89.0	24.1	245.0	595

Nine Months Ended June 30, 2010	683.4	259.8	74.5	710.9	$568

(a)

Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and is computed as net sales of paperboard, containerboard and market pulp divided by tons shipped.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8
Third Quarter	377.2	83.0	22.0

Nine Months Ended June 30, 2009	1,108.9	153.7	13.9
Fourth Quarter	394.2	74.6	18.9

Fiscal 2009	$1,503.1	$228.3	15.2%

First Quarter	$379.6	$62.8	16.5%
Second Quarter	386.2	44.9	11.6
Third Quarter	398.2	49.1	12.3

Nine Months Ended June 30, 2010	$1,164.0	$156.8	13.5%

Net Sales (Consumer Packaging Segment)

The 5.6% increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2010 compared to the prior year third quarter was primarily due to higher paperboard volumes and selling prices and higher folding carton volumes. Coated recycled paperboard and bleached paperboard tons shipped increased 2.9% and 12.0%, respectively. Market pulp tons shipped decreased 0.4%.

The 5.0% increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 was primarily due to higher paperboard volumes, higher bleached paperboard and market pulp selling prices and folding carton volumes and selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped increased 6.1%, 6.5% and 15.7%, respectively. These increases were partially offset by lower recycled paperboard selling prices.

Segment Income (Consumer Packaging Segment)

Excluding the $32.7 million included in the third quarter of fiscal 2009 related to the alternative fuel tax credit, net of related expenses, segment income of the Consumer Packaging segment for the quarter ended June 30, 2010 decreased $1.2 million. The decrease was primarily due to increased recycled fiber and virgin fiber costs, which were largely offset by higher paperboard volumes and selling prices and higher folding carton volumes, decreased chemical costs and continued operational improvements. At our mills, chemical costs decreased approximately $2.3 million, or $9 per ton. Recycled fiber and virgin fiber costs increased approximately $10.2 million, or $69 per ton, and $5.6 million, or $51 per ton, respectively, over the prior year quarter. Freight expense increased $3.4 million due in part to higher volumes and pension expense increased $2.2 million over the third quarter of fiscal 2009.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2010 increased primarily due to higher paperboard volumes and higher folding carton selling prices and volumes, decreased energy and chemical costs, continued operational improvements and the impact of the first quarter of fiscal 2009 Demopolis maintenance outage on the prior year period, which were partially offset by increased recycled fiber and virgin fiber costs, lower recycled paperboard selling prices and a $3.9 million decrease in alternative fuel tax credit in the current nine months compared to the prior year period. Chemical and energy costs decreased approximately $11.2 million, or $14 per ton, and $2.9 million, or $4 per ton, respectively, and bad debt expense decreased $1.6 million compared to the prior year period. Recycled fiber and virgin fiber costs increased approximately $21.0 million, or $48 per ton, and $9.7 million, or $30 per ton, respectively, over the prior year period. Pension expense increased $6.0 million, freight expense increased $5.2 million, in part due to higher paperboard volumes, group insurance expense increased $1.2 million and commissions expense increased $1.0 million compared to the nine months ended June 30, 2010.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6
Third Quarter	186.5	49.6	26.6

Nine Months Ended June 30, 2009	566.2	141.8	25.0
Fourth Quarter	186.7	37.1	19.9

Fiscal 2009	$752.9	$178.9	23.8%

First Quarter	$180.1	$34.7	19.3%
Second Quarter	191.0	20.9	10.9
Third Quarter	210.5	35.9	17.1

Nine Months Ended June 30, 2010	$581.6	$91.5	15.7%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $24.0 million in the third quarter of fiscal 2010 compared to the prior year third quarter due to higher volumes and generally higher selling prices. Containerboard tons shipped increased 20.7%.

Net sales of the Corrugated Packaging segment increased $15.4 million in the nine months ended June 30, 2010 compared to the prior year period due to higher volumes which were partially offset by lower selling prices. Containerboard tons shipped increased 15.9%.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the third quarter of fiscal 2010 decreased $13.7 million compared to the prior year third quarter due primarily to higher recycled fiber and chemical costs, which were partially offset by higher volumes and higher containerboard selling prices. At our containerboard mills, recycled fiber and chemical costs increased approximately $23.7 million, or $97 per ton, and approximately $1.1 million, or $4 per ton, respectively, over the prior year quarter, and freight expenses increased $2.1 million due in part to higher volumes.

Segment income attributable to the Corrugated Packaging segment for the nine months ended June 30, 2010 decreased $50.3 million compared to the prior year period due primarily to higher recycled fiber and chemical costs and decreased selling prices, which were partially offset by higher volumes and lower energy costs. At our containerboard mills, recycled fiber and chemical costs increased approximately $52.5 million, or $74 per ton, and approximately $4.1 million, or $6 per ton, respectively, over the prior year period. Additionally, freight expense increased $4.7 million due in part to higher volumes. Partially offsetting these increases in expense, energy costs decreased approximately $2.0 million, or $3 per ton, over the prior year period.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7
Third Quarter	79.7	8.0	10.0

Nine Months Ended June 30, 2009	237.4	22.8	9.6
Fourth Quarter	83.2	9.1	10.9

Fiscal 2009	$320.6	$31.9	10.0%

First Quarter	$66.8	$4.2	6.3%
Second Quarter	77.1	11.2	14.5
Third Quarter	87.9	8.4	9.6

Nine Months Ended June 30, 2010	$231.8	$23.8	10.3%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment increased $8.2 million in the third quarter of fiscal 2010 compared to the prior year third quarter primarily due to higher demand for promotional displays. Net sales for the Merchandising Displays segment decreased $5.6 million in the nine months ended June 30, 2010 compared to the prior year period.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the third quarter of fiscal 2010 increased $0.4 million compared to the prior year third quarter. Bonus expense decreased $1.4 million and freight expense increased $1.1 million due in part to higher volumes. Segment income attributable to the Merchandising Displays segment for the nine months ended June 30, 2010 increased $1.0 million compared to the prior year period due to decreased bonus expense of $3.0 million and cost reduction initiatives. Partially offsetting these improvements was increased freight expense of $1.8 million due in part to higher volumes.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8
Third Quarter	77.2	9.4	12.2

Nine Months Ended June 30, 2009	222.7	18.4	8.3
Fourth Quarter	84.2	8.1	9.6

Fiscal 2009	$306.9	$26.5	8.6%

First Quarter	$79.8	$4.5	5.6%
Second Quarter	96.4	6.0	6.2
Third Quarter	96.6	8.0	8.3

Nine Months Ended June 30, 2010	$272.8	$18.5	6.8%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the third quarter of fiscal 2010 increased 25.1% compared to the third quarter of fiscal 2009 primarily due to higher paperboard and recycled fiber volumes and higher selling prices. Specialty paperboard tons shipped increased 10.6%.

Our Specialty Paperboard Products segment net sales in the nine months ended June 30, 2010 increased 22.5% compared to the nine months ended June 30, 2009 primarily due to higher paperboard volumes and increased recycled fiber volumes and selling prices, which were partially offset by lower paperboard and other selling prices and lower interior packaging volumes. Specialty paperboard tons shipped increased 9.6%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the third quarter of fiscal 2010 decreased $1.4 million compared to the prior year third quarter. This decrease was due primarily to increased recycled fiber prices of approximately $5.1 million, or $79 per ton, and lower interior packaging volumes which was partially offset by higher paperboard volumes and selling prices and increased recycled fiber volumes and other selling prices.

Segment income attributable to the Specialty Paperboard Products segment for the nine months ended June 30, 2010 increased $0.1 million compared to the prior year period. This increase was due primarily to higher paperboard volumes and increased recycled fiber volumes and selling prices, which were partially offset by increased recycled fiber prices of approximately $10.0 million, or $55 per ton, lower paperboard selling prices and lower interior packaging volumes. The impact of decreased energy costs was approximately $1.9 million, or $10 per ton, over the prior year period, and group insurance expense decreased $1.1 million. These decreases were partially offset by increased pension expense of $2.5 million and increased freight expense of $1.4 million due in part to higher volumes.

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

Cash and cash equivalents was $11.4 million at June 30, 2010, and $11.8 million at September 30, 2009. During the nine months ended June 30, 2010, Net Debt (as hereinafter defined) decreased $233.2 million. Excluding the impact of potential changes from utilizing the cellulosic biofuel producer credit instead of the alternative fuel tax credit, we expect modest upside to our earlier estimate that our operating cash flows will enable us to fund dividends and decrease Net Debt by approximately $285 to $290 million in the full fiscal year. Our estimate includes a $26 million tax refund we received in the second quarter of fiscal 2010 related primarily to the collection of the remaining alternative fuel tax credits from fiscal 2009 and reducing fiscal 2010 cash tax payments by approximately

$23 million utilizing our fiscal 2010 alternative fuel tax credits by the end of the third quarter of fiscal 2010. Additionally, we expect operating cash flows to benefit from deferred income tax expense in fiscal 2010 of approximately $23 million. However, it is possible that our expected decrease in Net Debt or our expected deferred income tax expense may vary due to changes in income or other factors.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At June 30, 2010, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $341 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On July 1, 2010, the aggregate notional amount of these swaps declined to $298 million.

On March 5, 2008, we entered into a Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. On February 8, 2010, we repaid the $120 million outstanding balance of term loan B with proceeds from our revolving credit facility and recorded a net loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount.

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.6 million, were $398.3 million at June 30, 2010. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries.

In fiscal 2009, we amended our Credit Facility to, among other things, allow us to refinance the March 2016 Notes and to redeem, repurchase, defease, purchase prior to maturity or prepay the August 2011 Notes and/or the March 2013 Notes in an aggregate amount not to exceed (i) an annual limit of $85 million in any fiscal year plus, at the beginning of the fiscal year ending September 30, 2011, $85 million plus the unused amount available under the annual limit for the immediately preceding fiscal year and (ii) $170 million for all such redemptions, repurchases, defeasances, purchases or prepayments (collectively, the “repurchases”), subject in each case to certain conditions. Such repurchases are available to us as long as no default or event of default has occurred or would be directly or indirectly caused as a result thereof, subject to availability under the Aggregate Revolving Committed Amount (as defined in the Credit Facility, as amended) of at least $300 million. In addition, when the Leverage Ratio does not exceed 3.00 to 1.00 after giving effect to all such repurchases on a Pro Forma Basis, as such terms are defined in the Credit Facility, as amended, we may repurchase an additional $100 million of the August 2011 Notes and/or March 2013 Notes. On February 3, 2010, we amended our Credit Facility to, among other things, adjust our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter. In conjunction with this amendment, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility.

In fiscal 2009, we amended the Receivables Facility and extended the maturity to set it to expire on July 13, 2012 and increased the facility size to $135.0 million. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At June 30, 2010, we had $40.0 million outstanding under the Receivables Facility and maximum available borrowings, excluding amounts outstanding, under this facility were approximately $135.0 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein.

Net cash provided by operating activities during the nine months ended June 30, 2010 and 2009 was $313.0 million and $272.3 million, respectively. The increase was primarily due to the receipt of our $26 million 2009 federal income tax refund during the second quarter of fiscal 2010 which was primarily due to alternative fuel tax credits and a smaller net reduction in operating assets and liabilities in the current year period compared to the prior year period.

Net cash used for investing activities was $57.3 million during the nine months ended June 30, 2010 compared to $41.1 million for the comparable period of the prior year. Net cash used for investing activities in the nine months ended June 30, 2010 consisted primarily of $60.9 million of capital expenditures. Net cash used for investing activities for the nine months ended June 30, 2009 consisted primarily of $49.3 million of capital expenditures, $4.5 million of cash paid for the purchase of a business which was partially offset by $8.5 million received from escrow and disbursed to employees for deferred compensation payments as required under the Southern Container acquisition. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $105 million in fiscal 2010, including the current year portion of a two-year estimated $25 million project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. However, some portion of the $105 million may carry over into fiscal 2011. Included in our fiscal 2010 capital expenditures estimate is approximately $5 million for capital expenditures that we expect to spend in connection with matters relating to environmental and safety compliance.

Net cash used for financing activities was $256.4 million during the nine months ended June 30, 2010 compared to $267.4 million in the same period last year. In the first nine months ended June 30, 2010 net cash used for financing activities consisted primarily of net repayments of debt aggregating $235.0 million and cash dividends paid to shareholders of $17.5 million. In the first nine months ended June 30, 2009 net cash used for financing activities consisted primarily of net repayments of debt aggregating $261.0 million and cash dividends paid to shareholders of $11.5 million, which was partially offset by the usage of restricted cash and investments of $19.2 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2010, 2011 and 2012.

We made contributions of $20.2 million to our U.S. Qualified Plans during the nine months ended June 30, 2010. Based on current facts and assumptions, we do not anticipate making additional contributions in fiscal 2010 to the U.S. Qualified Plans and estimate contributions of approximately $30 million in fiscal 2011. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. Fiscal 2010 contributions are expected to be less than the aggregate of our U.S. Qualified Plans expense of approximately $26 million, our SERP expense of approximately $5 million and our multi-employer plans of approximately $2 million. The SERP plan is an unfunded plan and the multi-employer plans are funded via monthly premiums.

In July 2010, our board of directors approved our August 2010 quarterly dividend of $0.15 per share and in May 2010, February 2010 and November 2009, we paid a quarterly dividend of $0.15 per share, indicating an annualized dividend of $0.60 per share in fiscal 2010 on our common stock.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of June 30, 2010. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial. For additional information regarding our guarantees, see “Note 14. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included herein.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt (in millions):

	June 30, 2010	September 30, 2009	March 31, 2008
Current Portion of Debt	$72.3	$56.3	$247.7
Total Long-Term Debt	1,042.0	1,293.1	1,606.8

	1,114.3	1,349.4	1,854.5
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(2.3)	(3.8)	(7.6)

	1,112.0	1,345.6	1,846.9
Less: Cash and Cash Equivalents	(11.4)	(11.8)	(56.6)
Less: Restricted Cash	0.0	0.0	(19.5)

Net Debt	$1,100.6	$1,333.8	$1,770.8

Forward-Looking Statements

We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the timing and impact of alternative fuel tax credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2009 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

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

ROCK-TENN COMPANY
(Registrant)

Date: August 9, 2010	By:	/s/ Steven C. Voorhees
Steven C. Voorhees
Executive Vice President, Chief Financial Officer & Chief Administrative Officer (Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

Exhibit 3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 3.4	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

Exhibit 4.1	First Amendment to Third Amended and Restated Credit and Security Agreement dated as of April 30, 2010 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Toronto Dominion (New York) LLC, individually as a Committed Lender and as TD Agent, the other committed lenders from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent and as Administrative Agent.

Exhibit 10.1	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Definition Label Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.