Form 10-K
period 2010-09-30
Rock-Tenn CO
filed 2010-11-22
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2010, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $45.57 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $1,680 million.

As of November 8, 2010, the registrant had 38,919,857 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1. BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries, including RTS Packaging, LLC (“RTS”), GraphCorr LLC, Schiffenhaus Canada, Inc. and Schiffenhaus California, LLC (shutdown in fiscal 2010). See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

General

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays. We operate a total of 95 facilities located in 27 states, Canada, Mexico, Chile and Argentina.

Products

We report our results of operations in four segments: (1) Consumer Packaging, (2) Corrugated Packaging, (3) Merchandising Displays, and (4) Specialty Paperboard Products. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.” For non-U.S. operations financial information and other segment information, see “Note 20. Segment Information” of the Notes to Consolidated Financial Statements.

Consumer Packaging Segment

We operate an integrated system of five coated recycled mills and a bleached paperboard mill that produce paperboard for our folding carton operations and third parties. We believe we are one of the largest manufacturers of folding cartons in North America measured by net sales. Customers use our folding cartons to package dry, frozen and perishable foods for the retail sale and quick-serve markets; beverages; paper goods; automotive products; hardware; health care and nutritional food supplement products; household goods; health and beauty aids; recreational products; apparel; take out food products; and other products. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard to customer specifications. We ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, and coating and finishing technologies. We support our customers with new package development, innovation and design services and package testing services.

We believe we operate one of the lowest cost coated recycled paperboard mill systems in the U.S. and are one of the largest U.S. manufacturers of 100% recycled paperboard measured by tons produced. We manufacture bleached paperboard and market pulp. We believe our bleached paperboard and market pulp mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We sell our coated recycled and bleached paperboard to manufacturers of folding cartons, and other paperboard products. Sales of consumer packaging products to external customers accounted for 51.6%, 52.6%, and 54.0% of our net sales in fiscal 2010, 2009, and 2008, respectively.

Corrugated Packaging Segment

We operate an integrated system that manufactures linerboard and corrugated medium (“containerboard”), corrugated sheets, corrugated packaging and preprinted linerboard for sale to industrial and consumer products manufacturers and corrugated box manufacturers. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging, displays and are the largest producer of high graphics preprinted linerboard in North America. We provide structural design and engineering services. Sales of corrugated packaging products to external customers accounted for 25.4%, 25.4%, and 20.3% of our net sales in fiscal 2010, 2009, and 2008, respectively.

Merchandising Displays Segment

We manufacture temporary and permanent point-of-purchase displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in most cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of our merchandising display products to external customers accounted for 11.1%, 11.4%, and 12.3% of our net sales in fiscal 2010, 2009, and 2008, respectively.

Specialty Paperboard Products Segment

We operate an integrated system of five specialty recycled paperboard mills (including our Seven Hills Paperboard LLC (“Seven Hills”) joint venture) which produce paperboard for our solid fiber interior packaging converting operations and third parties, and we buy and sell recycled fiber. We sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, and other paperboard products. Through our Seven Hills joint venture we manufacture gypsum paperboard liner for sale to our joint venture partner. We also convert specialty paperboard into book covers and other products. Our 65% owned subsidiary, RTS, designs and manufactures solid fiber and corrugated partitions and die-cut paperboard components. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. We manufacture and sell our solid fiber and corrugated partitions principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals and to the automotive industry. We also manufacture specialty agricultural packaging for specific fruit and vegetable markets and sheeted separation products. We manufacture solid fiber interior packaging primarily from recycled paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed-casing, de-casing and filling lines. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production and rapid turnaround on large jobs and specialized capabilities for short-run, custom applications. RTS operates in the United States, Canada, Mexico, Chile, and Argentina.

Our paper recovery facilities collect primarily waste paper from factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, and paper converters, and from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. After sorting and baling, we transfer collected paper to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also operate a fiber marketing and brokerage group that serves large regional and national accounts as well as our coated and specialty recycled paperboard mills and sells scrap materials for our converting businesses and paperboard mills. Sales of specialty paperboard products to external customers accounted for 11.9%, 10.6%, and 13.4% of our net sales in fiscal 2010, 2009, and 2008, respectively.

Raw Materials

The primary raw materials that our paperboard operations use are recycled fiber at our recycled paperboard and containerboard mills and virgin fibers from hardwoods and softwoods at our bleached paperboard mill. The average cost per ton of recycled fiber that our recycled paperboard and containerboard mills used during fiscal 2010, 2009, and 2008 was $138, $81, and $145, respectively. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain or during housing slowdowns. The average cost per ton of virgin fiber that our bleached paperboard mill used during fiscal 2010, 2009, and 2008 was $174, $149, and $134, respectively.

Recycled and virgin paperboard and containerboard are the primary raw materials that our converting operations use. One of the two primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. While we believe that we would be able to obtain adequate replacement supplies in the market should either of our current vendors discontinue supplying us coated unbleached kraft, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our needs for recycled paperboard and containerboard from our own mills, including trade swaps with other manufacturers which allow us to optimize our mill system and reduce freight costs. We also consume approximately half of our bleached paperboard production, although we have the capacity to consume substantially all of our bleached paperboard by displacing outside purchases. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations, we believe that we would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled or bleached paperboard and containerboard through internal production or trade swaps with other manufacturers.

Energy

Energy is one of the most significant manufacturing costs of our mill operations. We use natural gas, electricity, fuel oil and coal to operate our mills and to generate steam to make paper. We primarily use electricity to operate our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into agreements to purchase natural gas at fixed prices. At times, the costs of natural gas, oil, coal and electricity have fluctuated significantly. The average cost of energy used by our mills to produce a ton of paperboard during fiscal 2010 was $54 per ton compared to $56 per ton during fiscal 2009 and $74 per ton in fiscal 2008. The fiscal 2008 cost per ton includes our Solvay mill since it was acquired in March 2008. Our bleached paperboard mill uses wood by-products and pulp process wastes to supply a substantial portion of the mill’s energy needs. Our Solvay mill purchases its process steam under a long-term contract with an adjacent coal fired power plant with pricing based primarily on coal prices. The mill’s electric energy supply is favorably priced due to the availability of hydro-based electric power.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 24% of consolidated net sales in fiscal 2010, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers.

In fiscal 2010, we sold:

•	consumer packaging products to approximately 1,600 customers, the top 10 of which represented approximately 28% of the external sales of our Consumer Packaging segment;

•	corrugated packaging products to approximately 1,600 customers, the top 10 of which represented approximately 31% of the external sales of our Corrugated Packaging segment;

•	merchandising display products to approximately 200 customers, the top 10 of which represented approximately 87% of the external sales of our Merchandising Displays segment; and

•	specialty paperboard products to approximately 2,300 customers, the top 10 of which represented approximately 36% of the external sales of our Specialty Paperboard Products segment.

During fiscal 2010, we sold approximately 46% of our coated recycled paperboard mills’ production and 50% of our bleached paperboard production to internal customers, primarily to manufacture folding cartons. Approximately 71% of our containerboard production was sold to internal customers, including trade swaps and buy/sell transactions, to manufacture corrugated products. Excluding our gypsum paperboard liner production, which our Seven Hills joint venture sells as discussed below, we sold approximately 39% of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

We market our products primarily through our own sales force. We also market a number of our products through either independent sales representatives or independent distributors, or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis.

Competition

The packaging products, paperboard and containerboard industries are highly competitive, and no single company dominates any of those industries. Our competitors include large, vertically integrated packaging products companies that manufacture paperboard or containerboard and numerous smaller non-integrated companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and containerboard and, to a limited extent, manufacturers outside of North America.

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

We believe that future compliance with these environmental laws and regulations currently in effect will not have a material adverse effect on our results of operations, financial condition or cash flows. We cannot currently assess with certainty the impact that the future emissions standards and enforcement practices associated with changes to regulations promulgated under the Clean Air Act, or other environmental laws and regulations, including potential climate change legislation, will have on our operations or capital expenditure requirements. However, our compliance and remediation costs could increase materially.

We estimate that we will spend approximately $2 million for capital expenditures during fiscal 2011 in connection with matters relating to environmental compliance.

For additional information concerning environmental regulation, see “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. Our brand name and logo, and certain of our products and services, are also protected by domestic and foreign trademark rights. Some of our more important marks are: AngelCote®, AngelBrite®, CartonMate®, Millennium®, MillMask®, BlueCuda®, EcoMAX®, MAXPDQ®, ShopperGauge®, AdvantaEdge®, Clik Top®, Formations®, Bio-Pak®, Bio-Plus®, Fold-Pak®, CaseMate®, CitruSaver®, WineGuard®, and Pop-N-Shop®. Our patents and other intellectual property rights, particularly those relating to our interior packaging, retail displays and folding carton operations, are important to our operations as a whole.

Employees

At September 30, 2010, we employed approximately 10,400 employees. Of these employees, approximately 7,800 were hourly and approximately 2,600 were salaried. Approximately 3,500 of our hourly employees are covered by union collective bargaining agreements, which generally have three-year terms. Approximately 200 of our employees are working under an expired contract and approximately 500 of our employees are covered under collective bargaining agreements that expire within one year. We have not experienced any work stoppages in the past 10 years other than a three-week work stoppage at our Aurora, Illinois, specialty recycled paperboard facility during fiscal 2004. Management believes that our relations with our employees are good.

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

Forward-Looking Information

We, or our executive officers and directors on our behalf, may from time to time make “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. These statements may be contained in reports and other documents that we file with the SEC or may be oral statements made by our executive officers and directors to the press, potential investors, securities analysts and others. These forward-looking statements could involve, among other things, statements regarding any of the following: our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities, our ability to achieve operating efficiencies, and our ability to fund our capital expenditures, interest payments, estimated tax payments, stock repurchases, dividends, working capital needs, and repayments of debt; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; the timing and impact of alternative fuel mixture credits; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; amounts and timing of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope and timing of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; the financial condition of our insurers and the impact on our results of operations, financial condition or cash flows in the event of an insurer’s default on their obligations; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

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

Item 1A. RISK FACTORS

• We May Face Increased Costs and Reduced Supply of Raw Materials

Historically, the costs of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. At times, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper or other raw materials or of natural gas, coal or other energy through price increases for our products. Further, a reduction in availability of recovered paper, virgin paperboard or other raw materials due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

• We Face Intense Competition

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large, vertically integrated packaging products, paperboard and containerboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America. Competition from foreign manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may inhibit our ability to pass on cost increases to our customers. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. See Item 1. “Business — Competition” and “Business — Sales and Marketing.”

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards, climate control initiatives and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various “superfund” sites pursuant to CERCLA or comparable state statutes. See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements. There can be no assurance that any liability we may incur in connection with these superfund sites or other governmental regulation will not be material to our results of operations, financial condition or cash flows.

• We May Incur Additional Restructuring Costs

We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

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

• We May Incur Increased Employee Benefit Costs

Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Employee healthcare costs in recent years have continued to rise. We believe that the Patient Protection and Affordable Care Act will result in additional healthcare cost increases beginning in 2011. We will continue to closely monitor healthcare legislation and its impact on our plans and costs. Our pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, changes in our discount rate or expected compensation levels could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. During 2006, Congress passed the Pension Protection Act of 2006 (the “Pension Act”) with the stated purpose of improving the funding of U.S. private pension plans. The Pension Act imposes stricter funding requirements, introduces benefit limitations for certain under-funded plans and requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The Pension Act applies to pension plan years beginning after December 31, 2007. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. There can be no assurance that such changes, including the current turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable – there are no unresolved SEC staff comments.

Item 2. PROPERTIES

We operate at a total of 95 locations. These facilities are located in 27 states (mainly in the Eastern and Midwestern United States), Canada, Mexico, Chile and Argentina. We own our principal executive offices in Norcross, Georgia. There are 33 owned facilities used by operations in our Consumer Packaging segment, 14 owned and three leased facilities used by operations in our Corrugated Packaging segment, one owned and 15 leased facilities used by operations in our Merchandising Displays segment, and 16 owned and 12 leased facilities used by operations in our Specialty Paperboard Products segment. We believe that our existing production capacity is adequate to serve existing demand for our products. We consider our plants and equipment to be in good condition.

The following table shows information about our mills. We own all of our mills.

Location of Mill	Production Capacity (in tons at 9/30/2010)		Paperboard and Containerboard Produced
Solvay, NY	800,000		Recycled containerboard
St. Paul, MN	200,000		Recycled corrugated medium

Total Recycled Containerboard Capacity	1,000,000

Demopolis, AL	343,000		Bleached paperboard
	100,000		Market pulp

Total Bleached and Market Pulp Capacity	443,000

Battle Creek, MI	160,000		Coated recycled paperboard
St. Paul, MN	160,000		Coated recycled paperboard
Sheldon Springs, VT (Missisquoi Mill)	110,000		Coated recycled paperboard
Dallas, TX	110,000		Coated recycled paperboard
Stroudsburg, PA	80,000		Coated recycled paperboard

Total Coated Recycled Capacity	620,000

Chattanooga, TN	132,000		Specialty recycled paperboard
Lynchburg, VA	103,000	(1)	Specialty recycled paperboard
Eaton, IN	60,000		Specialty recycled paperboard
Cincinnati, OH	53,000		Specialty recycled paperboard
Aurora, IL	32,000		Specialty recycled paperboard

Total Specialty Recycled Capacity	380,000

Total Mill Capacity	2,443,000

(1)	Reflects the production capacity of a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture.

The following is a list of our significant facilities other than our mills:

Type of Facility	Locations
Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3. LEGAL PROCEEDINGS

We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material effect on our results of operations, financial condition or cash flows. For additional information regarding litigation to which we are a party, see “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

Item 4. (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of October 29, 2010, there were approximately 254 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$53.20	$42.18	$40.44	$23.87
Second Quarter	$52.59	$37.25	$36.89	$22.84
Third Quarter	$55.90	$45.33	$42.08	$25.95
Fourth Quarter	$55.22	$46.61	$52.58	$36.22

Dividends

During fiscal 2010, we paid a quarterly dividend on our Common Stock of $0.15 per share ($0.60 per share annually). During fiscal 2009, we paid a quarterly dividend on our Common Stock of $0.10 per share ($0.40 per share annually). In October 2010, our board of directors approved a resolution to pay a quarterly dividend of $0.20 per share indicating an annualized dividend of $0.80 per share on our Common Stock.

For additional dividend information, please see Item 6. “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, which will be filed with the SEC on or before December 31, 2010, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 16. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. Our stock repurchase plan as amended allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2010, we repurchased 74,901 shares for an aggregate cost of $3.6 million. In fiscal 2009 and 2008, we did not repurchase any shares of Common Stock. As of September 30, 2010, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2010:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 through July 31, 2010	—	$—	—	1,890,132
August 1, 2010 through August 31, 2010	74,901	48.32	74,901	1,815,231
September 1, 2010 through September 30, 2010	—	—	—	1,815,231

Total	74,901	$48.32	74,901

(a)	During fiscal 2010, in addition to the information presented in the table above, 66,470 shares, at an average price of $48.52, were surrendered by employees to the Company to satisfy minimum tax withholding obligations in connection with the vesting of shares of restricted stock. We had no other share repurchases in fiscal 2010.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2010, 2009, and 2008, and the consolidated balance sheet data as of September 30, 2010 and 2009, from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2007 and 2006, and the consolidated balance sheet data as of September 30, 2008, 2007, and 2006, from audited Consolidated Financial Statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to Rock-Tenn Company shareholders which was restated due to the adoption of certain provisions of ASC 260 (as hereinafter defined) in fiscal 2010. See “Note 2. Earnings per Share” of the Notes to Consolidated Financial Statements.

On March 5, 2008, we acquired the stock of Southern Container Corp. (the “Southern Container Acquisition” or “Southern Container”). The Southern Container Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2008. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)
Net sales	$3,001.4	$2,812.3	$2,838.9	$2,315.8	$2,138.1
Alternative fuel mixture credit, net of expenses (a)	28.8	54.1	—	—	—
Restructuring and other costs, net	7.4	13.4	15.6	4.7	7.8
Cellulosic biofuel producer credit, net (b)	27.6	—	—	—	—
Net income attributable to Rock-Tenn Company shareholders	225.6	222.3	81.8	81.7	28.7
Diluted earnings per share attributable to Rock-Tenn Company shareholders	5.70	5.71	2.12	2.05	0.77
Dividends paid per common share	0.60	0.40	0.40	0.39	0.36
Book value per common share	25.99	20.07	16.75	15.51	13.49
Total assets	2,914.9	2,884.4	3,013.1	1,800.7	1,784.0
Current portion of debt	231.6	56.3	245.1	46.0	40.8
Total long-term debt	897.3	1,293.1	1,453.8	676.3	765.3
Total debt (c)	1,128.9	1,349.4	1,698.9	722.3	806.1
Total Rock-Tenn Company shareholders’ equity	1,011.3	776.8	640.5	589.0	508.6
Net cash provided by operating activities	377.3	389.7	240.9	238.3	153.5
Capital expenditures	106.2	75.9	84.2	78.0	64.6
Cash paid for investment in unconsolidated entities	0.3	1.0	0.3	9.6	0.2
Cash paid for purchase of businesses, including amounts (received from) paid into escrow, net of cash received	23.9	(4.0)	817.9	32.1	7.8
Cash paid for the purchase of a leased facility	—	8.1	—	—	—

(a)	The alternative fuel mixture credit, net of expenses represents a reduction of cost of goods sold in our Consumer Packaging segment. This credit, which is not taxable for federal or state income tax purposes, is discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements.
(b)	The cellulosic biofuel producer credit, net represents a reduction of income tax expense. This credit is discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements.

(c)	Total debt includes the aggregate of fair value hedge adjustments resulting from terminated fair value interest rate derivatives or swaps of $1.9, $3.8, $6.6, $8.5, and $10.4 million during fiscal 2010, 2009, 2008, 2007, and 2006, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment and Market Information

We report our results in four segments: (1) Consumer Packaging, (2) Corrugated Packaging, (3) Merchandising Displays, and (4) Specialty Paperboard Products. See “Note 20. Segment Information” of the Notes to Consolidated Financial Statements.

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

	Year Ended September 30,
	2010	2009	2008
	(In millions)
Net sales (aggregate):
Consumer Packaging	$1,578.1	$1,503.1	$1,551.4
Corrugated Packaging	800.6	752.9	607.5
Merchandising Displays	333.2	320.6	350.8
Specialty Paperboard Products	368.7	306.9	392.9

Total	$3,080.6	$2,883.5	$2,902.6

Less net sales (intersegment):
Consumer Packaging	$30.6	$25.1	$18.1
Corrugated Packaging	37.3	37.3	31.1
Merchandising Displays	0.6	0.4	0.4
Specialty Paperboard Products	10.7	8.4	14.1

Total	$79.2	$71.2	$63.7

Net sales (unaffiliated customers):
Consumer Packaging	$1,547.5	$1,478.0	$1,533.3
Corrugated Packaging	763.3	715.6	576.4
Merchandising Displays	332.6	320.2	350.4
Specialty Paperboard Products	358.0	298.5	378.8

Total	$3,001.4	$2,812.3	$2,838.9

Segment income:
Consumer Packaging	$214.5	$228.3	$119.8
Corrugated Packaging	139.7	178.9	71.3
Merchandising Displays	36.3	31.9	41.9
Specialty Paperboard Products	26.0	26.5	30.3

Total segment income	416.5	465.6	263.3
Restructuring and other costs, net	(7.4)	(13.4)	(15.6)
Non-allocated expenses	(35.5)	(33.6)	(29.3)
Interest expense	(75.5)	(96.7)	(86.7)
Loss on extinguishment of debt	(2.8)	(4.4)	(1.9)
Interest income and other income, net	0.1	—	1.6

Income before income taxes	295.4	317.5	131.4
Income tax expense	(64.7)	(91.6)	(44.3)

Consolidated net income	230.7	225.9	87.1
Less: Net income attributable to noncontrolling interests	(5.1)	(3.6)	(5.3)

Net income attributable to Rock-Tenn Company shareholders	$225.6	$222.3	$81.8

Overview

Segment income in fiscal 2010 was $416.5 million compared to $465.6 million in fiscal 2009. Excluding the $25.3 million decrease in alternative fuel mixture credit recorded in fiscal 2010 compared to fiscal 2009, segment income for fiscal 2010 decreased $23.8 million. The decrease was primarily due to comparatively higher recycled fiber and virgin fiber costs in fiscal 2010, which were partially offset by generally higher sales volumes. Our Consumer Packaging segment benefited from only $28.8 million of alternative fuel mixture credit, net of related expenses, for the period from October 1, 2009 to December 31, 2009 compared to $54.1 million of alternative fuel mixture credit, net of related expenses, for the period from January 22, 2009 to September 30, 2009. The tax credit expired on December 31, 2009.

Net income attributable to Rock-Tenn Company shareholders increased $3.3 million to $225.6 million in fiscal 2010 primarily due to a reduction of income tax expense of $27.6 million resulting from the cellulosic biofuel producer credit during fiscal 2010 and $21.2 million lower interest expense in fiscal 2010 as compared to fiscal 2009 which were largely offset by the decrease in alternative fuel mixture credit and higher recycled fiber and virgin fiber costs in fiscal 2010 as discussed above. See “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Results of Operations (Consolidated)

We provide below quarterly information to reflect trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the SEC and “Note 21. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2010 were $3,001.4 million compared to $2,812.3 million in fiscal 2009. The increase in net sales was primarily due to generally higher volumes and selling prices.

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

Cost of Goods Sold

Cost of goods sold increased to $2,281.3 million in fiscal 2010 compared to $2,049.6 million in fiscal 2009. Cost of goods sold as a percentage of net sales increased in fiscal 2010 compared to fiscal 2009 primarily as a result of a $25.3 million decrease in alternative fuel mixture credits and increased recycled fiber and virgin fiber costs in fiscal 2010 compared to fiscal 2009 which were partially offset by reduced energy and chemical costs. Recycled fiber costs and virgin fiber costs increased $57 per ton and $25 per ton, respectively. Chemical and energy costs at our mills decreased $3 per ton and $2 per ton, respectively. Additionally, freight expense increased $16.8 million due in part to higher volumes, pension expense increased $10.4 million, workers’ compensation expense increased $1.1 million and expense related to foreign currency transactions increased $1.1 million.

Cost of goods sold decreased to $2,049.6 million in fiscal 2009 compared to $2,296.8 million in fiscal 2008. Cost of goods sold as a percentage of net sales decreased in fiscal 2009 compared to fiscal 2008 primarily related to $54.1 million of alternative fuel mixture credit, net of expenses for the period from January 22, 2009 to September 30, 2009, reduced recycled fiber and energy costs and the impact of an additional five months of higher margin Southern Container sales. Recycled fiber and energy costs at our mills decreased $64 per ton and

$18 per ton, respectively, and virgin fiber costs increased approximately $15 per ton, over the prior year. Additionally, excluding the impact of the Southern Container Acquisition, decreased freight expense due to cost reduction programs and lower sales volumes decreased cost of goods sold by $19.2 million. Partially offsetting these amounts, we experienced increased pension expense of $6.3 million and increased group insurance expense of $2.6 million, excluding the impact of the Southern Container Acquisition. Additionally, in fiscal 2008, acquisition accounting required us to step up the value of inventory acquired in the Southern Container Acquisition, which effectively eliminated the manufacturing profit that we would have realized upon sale of that inventory. This write up reduced our pre-tax income in fiscal 2008 by approximately $12.7 million as the acquired inventory was sold and charged to cost of sales.

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

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
	(In millions)
Cost of goods sold	$2,281.3	$2,267.8	$2,049.6	$2,057.8	$2,296.8	$2,287.0
Net income attributable to Rock-Tenn Company shareholders	225.6	234.2	222.3	217.2	81.8	88.0

Net income attributable to Rock-Tenn Company shareholders in fiscal 2010 and 2008 is lower under the LIFO method because we experienced periods of rising costs, and net income attributable to Rock-Tenn Company shareholders in fiscal 2009 is higher under the LIFO method because we experienced a period of declining costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $9.1 million to $339.9 million in fiscal 2010 compared to $330.8 million in fiscal 2009. The SG&A increases were due largely to increased compensation costs aggregating $5.7 million, increased professional fees and consulting expense for various initiatives of $3.8 million, increased pension costs of $3.5 million, increased interest rate swap expense of $1.7 million and increased commissions expense of $2.0 million primarily due to higher volumes which were partially offset by reduced depreciation and amortization of $4.7 million and reduced bad debt expense of $2.8 million.

SG&A expenses increased $20.3 million to $330.8 million in fiscal 2009 compared to $310.5 million in fiscal 2008 due primarily to the additional five months of SG&A expense associated with the Southern Container Acquisition in fiscal 2009. SG&A increased as a percentage of net sales due largely to lower fiscal 2009 net sales associated with lower sales volumes and reduced recycled fiber selling prices, which more than offset the additional five months of net sales associated with the Southern Container Acquisition. Excluding the impact of the Southern Container Acquisition, SG&A expenses in fiscal 2009 were $9.6 million lower than fiscal 2008. We experienced increased aggregate pension expense of $4.3 million, increased compensation costs of $2.4 million, and increased group insurance expense of $1.0 million, excluding the impact of the Southern Container Acquisition. Partially offsetting these amounts, we incurred reduced consulting and outside services for various projects of $4.3 million, decreased commissions expense of $1.7 million primarily due to lower sales volumes and decreased travel and entertainment expense of $1.2 million, excluding the impact of the Southern Container Acquisition.

Acquisitions

On August 27, 2010, we acquired the stock of Innerpac Holding Company (“Innerpac” and “Innerpac Acquisition”) for $23.9 million, net of cash received of $0.1 million. We acquired the Innerpac business to expand our presence in the corrugated and specialty partition markets. The acquisition also increases our vertical integration.

On March 5, 2008, we acquired the stock of Southern Container for $1,059.9 million, net of cash received of $54.0 million, including expenses. RockTenn and Southern Container made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased RockTenn’s tax basis in the acquired assets and was expected to result in a net present value benefit of approximately $135 million, net of an agreed upon payment included in the purchase price for the election to the sellers of approximately $68.6 million paid to Southern Container’s former stockholders in November 2008. In fiscal 2008, we incurred $26.8 million of debt issuance costs in connection with the transaction. We recorded fair values for acquired assets and liabilities including $374.3 million of goodwill and $108.7 million of intangibles. For additional information, including pro forma information reflecting the Southern Container Acquisition, see “Note 6. Acquisitions” and “Note 10. Debt”, respectively, of the Notes to Consolidated Financial Statements section of the Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $7.4 million, $13.4 million, and $15.6 million for fiscal 2010, 2009, and 2008, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. In most instances when we close a facility we transfer a substantial portion of the facility’s assets and production to other facilities. We recognize, if necessary, an impairment charge, primarily to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell prior to disposition, is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or a contract before the end of its term and other employee related costs. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. For additional information, see “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities included in segment income in fiscal 2010 was $0.8 million compared to $0.1 million in fiscal 2009. The increase was due to improved performance at most of our unconsolidated entities. Equity in income of unconsolidated entities included in segment income in fiscal 2009 was $0.1 million compared to $2.4 million in fiscal 2008. This decrease in income was primarily due to a decline in performance of our Seven Hills and Display Source Alliance, LLC investments.

Interest Expense

Interest expense for fiscal 2010 decreased to $75.5 million from $96.7 million in fiscal 2009 and included non-cash deferred financing cost amortization of $6.1 million and $6.9 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $18.7 million and lower interest rates, net of interest rate swaps, decreased interest expense by approximately $1.7 million and deferred financing cost amortization decreased by $0.8 million.

Interest expense for fiscal 2009 increased to $96.7 million from $86.7 million in fiscal 2008 and included non-cash deferred financing cost amortization of $6.9 million and $3.8 million, respectively. The increase in interest expense was due to the impact of twelve months of expense in fiscal 2009 associated with the additional debt required to fund the Southern Container Acquisition, compared to approximately seven months of related expense in the prior year. Deferred financing cost amortization increased $3.1 million and the increase in our average outstanding borrowings increased interest expense by approximately $12.4 million and lower interest rates, net of interest rate swaps, decreased interest expense by approximately $2.5 million. Included in fiscal 2008 was a $3.0 million bridge financing fee.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for fiscal 2010 was $2.8 million and primarily includes $0.5 million of gain recognized in the first quarter of fiscal 2010 in connection with the repurchase of $19.5 million of our March 2013 Notes at an average price of approximately 98% of par offset by a $3.3 million charge in connection with the write off of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility. Loss on extinguishment of debt for fiscal 2009 was $4.4 million and primarily included $1.9 million of expense recognized in connection with the tender offer for up to $100 million of our August 2011 Notes (as hereinafter defined) and $2.4 million of expense incurred to retire at 102% of par the Solvay industrial development revenue bonds (the “Solvay IDBs”), which we assumed as part of the Southern Container Acquisition. The $2.4 million was funded by the former Southern Container stockholders. Loss on extinguishment of debt for fiscal 2008 was $1.9 million and was associated with the Southern Container Acquisition.

Interest Income and Other Income, net

Interest income and other income, net for fiscal 2010 was income of $0.1 million. In fiscal 2008, interest income and other income, net was $1.6 million primarily due to interest income.

Provision for Income Taxes

For fiscal 2010, we recorded a provision for income taxes of $64.7 million, at an effective rate of 21.9% of pre-tax income, as compared to a provision of $91.6 million for fiscal 2009, at an effective rate of 28.9% of pre-tax income. The effective tax rate for fiscal 2010 was primarily impacted by the recognition of $27.6 million of incremental tax benefit recorded as a reduction of income tax expense due to our election to take the cellulosic biofuel producer credit instead of the alternative fuel mixture credit. We estimate that our normalized tax rate is approximately 35%.

For fiscal 2009, we recorded a provision for income taxes of $91.6 million, at an effective rate of 28.9% of pre-tax income, as compared to a provision of $44.3 million for fiscal 2008, at an effective rate of 33.7% of pre-tax income. The effective tax rate for fiscal 2009 was primarily impacted by the exclusion of the alternative fuel mixture credit from taxable income, a $1.7 million tax benefit related to research tax credits and a $3.7 million tax benefit related to other federal and state tax credits.

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

We discuss the alternative fuel mixture credit, the cellulosic biofuel producer credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” and “Note 14. Income Taxes” of the Notes to the Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for fiscal 2010 increased to $5.1 million from $3.6 million in fiscal 2009 due primarily to increased earnings at our solid fiber interior packaging subsidiary and graphic packaging subsidiary.

The reduction for net income attributable to noncontrolling interests for fiscal 2009 decreased to $3.6 million from $5.3 million in fiscal 2008 due primarily to lower earnings at our consolidated solid fiber interior packaging subsidiary and the impairment of certain assets at one of our consolidated corrugated graphics subsidiaries.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Net Selling Price Per Ton

The table below includes coated recycled paperboard, bleached paperboard and market pulp tons shipped in our Consumer Packaging segment, containerboard tons shipped in our Corrugated Packaging segment, as well as the tons shipped from our specialty recycled mills in our Specialty Paperboard Products segment and the average net selling price per ton of the aggregated group. The decrease in average net selling price per ton in the second quarter of fiscal 2008 is due to the higher percentage of lower priced containerboard included in the average subsequent to the Southern Container Acquisition.

	Coated and Specialty Recycled Paperboard Tons Shipped (a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped (b)	Average Net Selling Price (Per Ton) (a)(c)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	217.1	79.6	21.2	44.7	$596
Second Quarter	229.0	84.9	27.8	102.1	585
Third Quarter	235.9	86.3	24.5	218.5	564
Fourth Quarter	234.2	90.7	21.5	244.1	580

Fiscal 2008	916.2	341.5	95.0	609.4	$579

First Quarter	204.9	86.3	20.7	221.9	$592
Second Quarter	212.0	78.3	19.5	188.6	578
Third Quarter	219.8	79.4	24.2	203.0	557
Fourth Quarter	224.3	88.9	26.5	235.2	548

Fiscal 2009	861.0	332.9	90.9	848.7	$568

First Quarter	223.1	85.0	25.4	231.1	$544
Second Quarter	228.1	85.8	25.0	234.8	563
Third Quarter	232.2	89.0	24.1	245.0	595
Fourth Quarter	235.6	86.1	25.9	244.7	610

Fiscal 2010	919.0	345.9	100.4	955.6	$578

(a)

Recycled Paperboard Tons Shipped and Average Net Selling Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills. Average Net Selling Price Per Ton is computed as net sales of paperboard, containerboard and market pulp divided by tons shipped.

(b)	Containerboard Tons Shipped includes corrugated medium and linerboard, which include the Solvay mill tons shipped beginning in March 2008.

(c)	Average Net Selling Price Per Ton includes coated and specialty recycled paperboard, containerboard, bleached paperboard and market pulp.

Consumer Packaging Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$374.7	$28.7	7.7%
Second Quarter	394.8	32.5	8.2
Third Quarter	388.9	27.9	7.2
Fourth Quarter	393.0	30.7	7.8

Fiscal 2008	$1,551.4	$119.8	7.7%

First Quarter	$368.8	$31.5	8.5%
Second Quarter	362.9	39.2	10.8
Third Quarter	377.2	83.0	22.0
Fourth Quarter	394.2	74.6	18.9

Fiscal 2009	$1,503.1	$228.3	15.2%

First Quarter	$379.6	$62.8	16.5%
Second Quarter	386.2	44.9	11.6
Third Quarter	398.2	49.1	12.3
Fourth Quarter	414.1	57.7	13.9

Fiscal 2010	$1,578.1	$214.5	13.6%

Net Sales (Aggregate) — Consumer Packaging Segment

The 5.0% increase in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2010 compared to fiscal 2009 was primarily due to higher coated recycled paperboard volumes, higher bleached paperboard and market pulp selling prices and higher folding carton volumes and selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped increased 5.1%, 3.9% and 10.4%, respectively.

The 3.1% decrease in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2009 compared to fiscal 2008 was primarily due to lower sales volumes, partially offset by higher selling prices. Coated recycled paperboard, bleached paperboard and market pulp tons shipped decreased 3.2%, 2.5% and 4.3%, respectively.

Segment Income — Consumer Packaging Segment

Segment income of the Consumer Packaging segment for fiscal 2010 decreased $13.8 million to $214.5 million primarily due to a $25.3 million decrease in alternative fuel mixture credits, net of expenses in fiscal 2010 compared to fiscal 2009, increased recycled fiber and virgin fiber costs, which were partially offset by higher paperboard volumes and higher folding carton selling prices and volumes, decreased energy and chemical costs, continued operational improvements and the impact in the first quarter of fiscal 2009 of the Demopolis maintenance outage on the prior year period. Recycled fiber and virgin fiber costs increased approximately $26.7 million, or $45 per ton, and $10.9 million, or $25 per ton, respectively, over the prior year period. Pension expense increased $7.9 million, freight expense increased $7.3 million, in part due to higher paperboard volumes, compensation expense increased $2.7 million, group insurance expense increased $1.9 million and commissions expense increased $1.2 million compared to fiscal 2009. Chemical and energy costs decreased approximately $10.4 million, or $10 per ton, and $1.6 million, or $2 per ton, respectively, and bad debt expense decreased $1.9 million compared to the prior year period.

Consumer Packaging segment income in fiscal 2009 increased $108.5 million primarily due to the recognition of $54.1 million of alternative fuel mixture credit, net of expenses, decreased recycled fiber, energy and freight costs, increased selling prices and continued operational improvements, which were partially offset by lower sales volumes and increased virgin fiber and chemical costs. Recycled fiber and energy costs decreased approximately $33.0 million, or $59 per ton, and approximately $19.0 million, or $19 per ton, respectively, over the prior year. Freight expense declined $14.8 million due to cost reduction programs and lower sales volumes. Virgin fiber and chemical costs increased approximately $7.2 million and $3.4 million, respectively, and pension and group insurance expense increased $5.1 million and $1.5 million, respectively. Partially offsetting these increases in expense was reduced compensation expense of $3.7 million.

Corrugated Packaging Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$61.4	$4.3	7.0%
Second Quarter	112.0	4.4	3.9
Third Quarter	208.9	23.2	11.1
Fourth Quarter	225.2	39.4	17.5

Fiscal 2008	$607.5	$71.3	11.7%

First Quarter	$203.2	$50.6	24.9%
Second Quarter	176.5	41.6	23.6
Third Quarter	186.5	49.6	26.6
Fourth Quarter	186.7	37.1	19.9

Fiscal 2009	$752.9	$178.9	23.8%

First Quarter	$180.1	$34.7	19.3%
Second Quarter	191.0	20.9	10.9
Third Quarter	210.5	35.9	17.1
Fourth Quarter	219.0	48.2	22.0

Fiscal 2010	$800.6	$139.7	17.4%

Net Sales (Aggregate) — Corrugated Packaging Segment

The 6.3% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2010 compared to fiscal 2009 was due to higher volumes and containerboard selling prices which were partially offset by lower corrugated packaging selling prices. Containerboard tons shipped increased 12.6%.

The 23.9% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2009 compared to fiscal 2008 was primarily due to the Southern Container Acquisition, which contributed net sales of $569.4 million in fiscal 2009 compared with a contribution of $375.9 million in net sales in fiscal 2008. These increases were partially offset by reduced sales volumes.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment for fiscal 2010 decreased $39.2 million compared to the prior year period due primarily to higher recycled fiber and chemical costs and decreased corrugated packaging selling prices, which were partially offset by higher volumes and higher containerboard selling prices. At our containerboard mills, recycled fiber and chemical costs increased approximately $63.7 million, or $67 per ton, and approximately $4.1 million, or $4 per ton, respectively, over the prior year period. Additionally, freight expense increased $6.5 million due in part to higher volumes, compensation expense increased $1.3 million and pension expense increased $1.3 million. Bad debt expense decreased approximately $1.0 million over the prior year period partially offsetting the increases.

Corrugated Packaging segment income in fiscal 2009 increased $107.6 million compared to fiscal 2008 primarily due to increased segment income from the Southern Container Acquisition due largely to an additional five months of ownership in fiscal 2009, decreased recycled fiber, energy and chemical costs and continued operational improvements, which were partially offset by lower sales volumes and lower selling prices. At our containerboard mills, recycled fiber, energy and chemical costs decreased approximately $60.9 million, or $72 per ton, approximately $7.4 million, or $9 per ton, and approximately $2.8 million, or $3 per ton, respectively, over the prior year. Freight expense declined $1.1 million due to cost reduction programs and lower sales volumes. Our segment income for fiscal 2008 was reduced by $12.7 million of acquisition inventory charges and $3.8 million due to an upgrade and capacity expansion at our Solvay mill.

Merchandising Displays Segment

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$82.0	$8.0	9.8%
Second Quarter	94.3	13.8	14.6
Third Quarter	86.1	8.4	9.8
Fourth Quarter	88.4	11.7	13.2

Fiscal 2008	$350.8	$41.9	11.9%

First Quarter	$74.8	$5.1	6.8%
Second Quarter	82.9	9.7	11.7
Third Quarter	79.7	8.0	10.0
Fourth Quarter	83.2	9.1	10.9

Fiscal 2009	$320.6	$31.9	10.0%

First Quarter	$66.8	$4.2	6.3%
Second Quarter	77.1	11.2	14.5
Third Quarter	87.9	8.4	9.6
Fourth Quarter	101.4	12.5	12.3

Fiscal 2010	$333.2	$36.3	10.9%

Net Sales (Aggregate) — Merchandising Displays Segment

Net sales for the Merchandising Displays segment increased 3.9% in fiscal 2010 compared to fiscal 2009 primarily due to increased demand for promotional displays. Net sales for the Merchandising Displays segment decreased 8.6% in fiscal 2009 compared to fiscal 2008 primarily due to decreased demand for promotional displays.

Segment Income — Merchandising Displays Segment

Segment income attributable to the Merchandising Displays segment for fiscal 2010 increased $4.4 million compared to fiscal 2009 primarily due to higher sales volumes. SG&A compensation expense decreased $2.7 million and freight expense increased $2.9 million due in part to higher volumes.

Merchandising Displays segment income in fiscal 2009 decreased $10.0 million compared to fiscal 2008 primarily due to lower sales volumes.

Specialty Paperboard Products Segment

	Net Sales (Aggregate)	Segment Income	Return On Sales
	(In millions, except percentages)
First Quarter	$91.8	$7.4	8.1%
Second Quarter	99.8	6.6	6.6
Third Quarter	102.1	7.8	7.6
Fourth Quarter	99.2	8.5	8.6

Fiscal 2008	$392.9	$30.3	7.7%

First Quarter	$75.3	$2.8	3.7%
Second Quarter	70.2	6.2	8.8
Third Quarter	77.2	9.4	12.2
Fourth Quarter	84.2	8.1	9.6

Fiscal 2009	$306.9	$26.5	8.6%

First Quarter	$79.8	$4.5	5.6%
Second Quarter	96.4	6.0	6.2
Third Quarter	96.6	8.0	8.3
Fourth Quarter	95.9	7.5	7.8

Fiscal 2010	$368.7	$26.0	7.1%

Net Sales (Aggregate) — Specialty Paperboard Products Segment

The 20.1% increase in Specialty Paperboard Products segment net sales before intersegment eliminations in fiscal 2010 compared to fiscal 2009 was primarily due to higher paperboard volumes and increased recycled fiber volumes and selling prices, which were partially offset by lower paperboard and other selling prices and lower interior packaging volumes. Specialty paperboard tons shipped increased 9.9%.

The 21.9% decrease in Specialty Paperboard Products segment net sales before intersegment eliminations in fiscal 2009 compared to fiscal 2008 was primarily due to reduced recycled fiber selling prices and lower sales volumes. Specialty recycled paperboard tons shipped decreased 10.9%.

Segment Income — Specialty Paperboard Products Segment

Segment income attributable to the Specialty Paperboard Products segment for fiscal 2010 decreased $0.5 million compared to fiscal 2009. This decrease was due primarily to increased recycled fiber prices of approximately $12.7 million, or $52 per ton, lower paperboard selling prices and lower interior packaging volumes, which were partially offset by higher paperboard volumes and increased recycled fiber volumes and selling prices. Pension expense increased $3.3 million and freight expense increased $1.4 million, due in part to higher volumes, and compensation expense increased $2.0 million. These increases were partially offset by decreased energy costs of approximately $1.8 million, or $8 per ton, and group insurance expense decreased $1.1 million over the prior year period.

Specialty Paperboard Products segment income in fiscal 2009 decreased $3.8 million compared to fiscal 2008. The impact of reduced recycled fiber and specialty recycled paperboard selling prices and lower sales volumes were partially offset by a decrease in fiber costs at our specialty mills of approximately $12.9 million, or $61 per ton, and decreased energy costs of approximately $2.9 million, or $13 per ton over the prior year. In fiscal 2008 we received approximately $1.7 million in recovery of previously expensed environmental remediation costs. Partially offsetting fiscal 2009 decreases in fiber and energy costs was increased pension and group insurance expense of $1.3 million and $1.2 million over the prior year, respectively. Freight expense declined $2.7 million due to cost reduction programs and lower sales volumes.

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

The sum of cash and cash equivalents was $15.9 million at September 30, 2010, and $11.8 million at September 30, 2009. Our debt balance at September 30, 2010 was $1,128.9 million compared to $1,349.4 million at September 30, 2009. During fiscal 2010, we reduced debt by $220.5 million. We are exposed to changes in interest rates as a result of our variable rate debt. We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps, we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At September 30, 2010, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $298 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average approximately 4.00%. On October 1, 2010, the aggregate notional amount of these swaps declined to $256 million.

On March 5, 2008, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). The Credit Facility included revolving credit, swing, term loan, and letters of credit consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. On February 8, 2010, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility and recorded a loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our 5.625% senior notes due March 2013 (“March 2013 Notes”) have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth; as those terms are defined by the Credit Facility. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.7 million, were $408.0 million at September 30, 2010. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries, incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. On May 29, 2009, we consummated a tender offer for $93.3 million of August 2011 Notes and financed this tender offer with a $100 million add-on to our March 2016 Notes. The purchase price of the $93.3 million of tendered bonds was at a price of 103% of par. In the first quarter of fiscal 2010, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. We expect to use available borrowings under our revolving credit facility to repay our August 2011 Notes upon maturity. On November 1, 2010, we amended our Credit Facility to allow us additional flexibility for capital expenditures, investments, dividend payments, securitization, note repurchases and future collateral.

At September 30, 2010, we had $75.0 million outstanding under our $135.0 million receivables-backed financing facility (the “Receivables Facility”) which is set it to expire on July 13, 2012. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2010, maximum available borrowings under this facility were $135.0 million. For additional information regarding our outstanding debt, our credit facilities and their securitization or our November 1, 2010 amendment see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities during fiscal 2010 and fiscal 2009 was $377.3 million and $389.7 million, respectively. In the fourth quarter of fiscal 2010 we returned approximately $49 million of the $84 million that we had previously claimed for the alternative fuel mixture credit (“AFMC”) to the Internal Revenue Service (“IRS”). This amount was net of the $35 million benefit of the cellulosic biofuel producer credit (“CBPC”) applicable to fiscal 2009 and 2010. We expect to reduce net cash tax payments in fiscal 2011 and 2012 that otherwise would be payable without the benefit of the CBPC by approximately $51 million and $26 million, respectively. The actual timing of the utilization of the remaining CBPC will vary due to changes in taxable income. The increase in tax payments in the fourth quarter of fiscal 2010 was partially offset by the receipt of our $26 million 2009 federal income tax refund during the second quarter of fiscal 2010 which was primarily due to fiscal 2009 AFMC. Net cash provided by operating activities during fiscal 2010 included pension funding less than expense of $10.5 million compared to pension funding greater than expense of $23.1 million in fiscal 2009 and fiscal 2010 included a net increase in operating assets and liabilities, net of acquisitions excluding income taxes to support the increased level of net sales. Net cash provided by operating activities during fiscal 2009 and fiscal 2008 was $389.7 million and $240.9 million, respectively. The increase was primarily due to increased earnings, an increase in deferred income tax benefit due to increases in temporary differences and a net decrease in operating assets and liabilities including reduced cash tax payments as a result of utilizing alternative fuel mixture credits. Alternative fuel mixture credits reduced our cash tax payments by approximately $30 million in fiscal 2009.

Net cash used for investing activities was $126.0 million during fiscal 2010 compared to $75.4 million in fiscal 2009. Net cash used for investing activities in fiscal 2010 consisted primarily of $106.2 million of capital expenditures and $23.9 million paid for the Innerpac Acquisition. Net cash used for investing activities was $75.4 million during fiscal 2009 compared to $895.2 million in fiscal 2008. Net cash used for investing activities in fiscal 2009 consisted primarily of $75.9 million of capital expenditures and $8.1 million for the purchase of a leased facility. Net cash used for investing activities in fiscal 2008 consisted primarily of $816.8 million related to the Southern Container Acquisition and $84.2 million of capital expenditures.

Net cash used for financing activities was $247.3 million during fiscal 2010 compared to $356.7 million in fiscal 2009. Fiscal 2010 primarily included net repayments of debt aggregating $220.0 million and cash dividends paid to shareholders of $23.4 million. Net cash used for financing activities was $356.7 million during fiscal 2009 compared to net cash provided by $696.5 million in fiscal 2008. Fiscal 2009 primarily included net repayments of debt aggregating $346.3 million and cash dividends paid to shareholders of $15.3 million, which was partially offset by the reduction in restricted cash and investments of $19.2 million. In fiscal 2008, net cash provided by financing activities consisted primarily of net additions to debt and proceeds from issuance of notes aggregating $737.7 million. Partially offsetting these amounts were $27.1 million of debt issuance costs and cash dividends paid to shareholders of $15.2 million.

Our capital expenditures aggregated $106.2 million in fiscal 2010. We used these expenditures primarily for the purchase and upgrading of machinery and equipment and to begin construction on a second chip mill at our Demopolis, Alabama bleached paperboard mill. We were obligated to purchase approximately $31 million of fixed assets at September 30, 2010. We estimate that our capital expenditures will aggregate approximately $140 to $145 million in fiscal 2011. Included in our capital expenditures estimate is approximately $2 million for capital expenditures that we expect to spend during fiscal 2011 in connection with matters relating to environmental compliance.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2011, 2012 and 2013 due to the creation of certain deferred tax liabilities and the fiscal 2011 and 2012 reduction in cash tax payments associated with the CBPC discussed above.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of September 30, 2010. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes, and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be a de minimis amount. We have also made guarantees, primarily for certain debt, related to three equity investees in an amount less than $6 million. We have no material off balance sheet arrangements. For additional information regarding our guarantees, see “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

During fiscal 2010 and 2009, we made contributions of $20.7 and $40.9 million, respectively, to our pension and supplemental retirement plans. The under funded status of our plans at September 30, 2010 was $165.8 million. Based on current facts and assumptions, we anticipate contributing approximately $25 million to our U.S. Qualified Plans in fiscal 2011. Future contributions are subject to changes in our under funded status based on factors such as discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. Other than any potential financial impacts resulting from the uncertainty associated with the current turmoil in the financial and capital markets, we do not expect complying with the Pension Act will have a material adverse effect on our results of operations, financial condition or cash flows. However, the current turmoil in the financial and capital markets could require us to materially increase our funding.

In October 2010, our board of directors approved a resolution to pay a quarterly dividend of $0.20 per share indicating an annualized dividend of $0.80 per share on our Common Stock.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012 & 2013	Fiscal 2014 & 2015	Thereafter
	(In millions)
Long-term debt, including current portion (a)(e)	$1,128.0	$230.4	$567.5	$11.3	$318.8
Operating lease obligations (b)	33.5	11.6	13.7	5.6	2.6
Purchase obligations and other (c)(d)(f)(g)	244.6	184.3	53.4	5.1	1.8

Total	$1,406.1	$426.3	$634.6	$22.0	$323.2

(a)

We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, Receivables Facility and Credit Facility. For purposes of this table, we assume that all of our long-term debt will be held to maturity, except for our March 2013 Notes, which we expect will be paid in full or refinanced by September 15, 2012 as discussed in footnote (d) of “Note 10. Debt” referenced below. We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate fair value hedge adjustments resulting from terminated interest rate swaps of $1.9 million, the current portion of which is $1.2 million, and excluded unamortized discounts of $1.0 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 13. Leases” of the Notes to Consolidated Financial Statements.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)	Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date; therefore, the earliest date on which we could be required to purchase our partner’s interest is March 29, 2013. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $12 million, which would result in a purchase price of approximately 55% of our partner’s share of the net equity reflected on Seven Hills’ September 30, 2010 balance sheet. We have not included the $12 million in the table above.

(e)	We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because none of our other long-term liabilities has a definite pay-out scheme. As discussed in “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our Company, and whether the employee elects lump-sum or installment payments. In addition, we have not included in the table pension funding requirements because such amounts are not available for all periods presented. We estimate that we will contribute approximately $25 million to our pension plans in fiscal 2011. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount.

(f)	The Solvay mill steam supply contract expires in December 2018. We may cancel the contract subject to certain penalties. Included for fiscal 2011 in the table above is $5.6 million for the non-cancellable portion of the steam supply contract.

(g)	Included in the line item “Purchase obligations and other” is an aggregate $13.6 million for certain provisions of ASC 740 (as hereinafter defined) associated with liabilities for uncertain tax positions based on our estimate of cash settlement with the respective taxing authorities.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

For information concerning certain related party transactions, see “Note 18. Related Party Transactions” of the Notes to Consolidated Financial Statements.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. Our stock repurchase plan as amended allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2010, we repurchased 74,901 shares for an aggregate cost of $3.6 million. In fiscal 2009 and 2008, we did not repurchase any shares of Common Stock. At September 30, 2010, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1.“Business — Governmental Regulation — Environmental Regulation.”

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions. At September 30, 2010, our accounts receivable net of allowances of $7.8 million was $333.5 million; a 1% additional loss on accounts receivable would be $3.3 million and a 5% change in our allowance assumptions would change our allowance by approximately $0.4 million.

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

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2010, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates and beliefs we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units with a material amount of goodwill at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Business Combinations

From time to time, we may enter into material business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased.

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Financial instruments recognized at fair value include mutual fund investments and derivative contracts. We measure the fair value of our mutual fund investments based on quoted prices in active markets. We measure the fair value of our derivative contracts based on the discounted value of future cash flows. At September 30, 2010, a hypothetical increase or decrease of up to 100 basis points in the LIBOR forward curve would increase or decrease the aggregate fair value of our interest rate swap derivatives by $4.4 million or $2.6 million, respectively.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations.

We discuss fair values in more detail in “Note 12. Fair Value” of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our tax assets and obligations using historical experience for the particular jurisdiction and our expectations regarding the future outcome of the related matters. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax expense and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $3.0 million for fiscal 2010. A 1% increase in our estimated tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2010 consolidated balance sheet, would increase tax expense by approximately $5.8 million for fiscal 2010.

Pension Plans

Approximately 40% of our employees in the United States are currently accruing pension benefits. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

We changed actuaries during fiscal 2010 and, as part of that change, implemented a new approach to estimating the discount rates used to measure our pension plan obligations. For September 30, 2010, the discount rate used for determining future net periodic benefit cost for each of our U.S. Qualified Plans is determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa- or better with at least $100 million outstanding par value) with cash flows that generally match our expected benefit payments in future years. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period; the calculation assumes those excess proceeds are reinvested at one-year forward rates implied by a current corporate bond forward yield curve. The purchase price of the bond portfolio is set as the net present value of plan benefit payments, and the resulting net present value is used to derive the discount rate.

The discount rate for the SERP was determined based on a yield curve developed by our current actuary. The expected liability payment pattern in the SERP differs materially from that of the U.S. Qualified Plans, so the discount rate for the SERP was determined separately. Our discount rate used to measure the obligation and for determining future net periodic benefit cost for the SERP is based on a different yield curve developed by our current actuary specific to the SERP. We project benefit cash flows from our SERP against discount rates on the curve matched to fit our expected liability payment pattern. The benefits paid in each future year were discounted to the present at the rate of the curve for that year. These present values were added up and a discount rate for the plan was determined that would develop the same present value as the sum of the individual years. For September 30, 2009, the discount rate for all plans was determined based on the Citigroup Pension Discount Curve.

We believe these discount rates applied to the future defined benefit payment streams for our plans results in an appropriate measurement of our obligations. For measuring benefit obligations of our U.S. Qualified Plans as of September 30, 2010 and September 30, 2009 we employed a discount rate of 5.41% and 5.53%, respectively. The 12 basis point decrease in our U.S. Qualified Plans discount rate compared to the prior measurement date and the return on plan assets experienced in fiscal 2010 was partially offset by our $20.7 million of employer contributions to our pension and supplemental retirement plans in fiscal 2010, resulting in a $4.2 million increase in unfunded status compared to the prior fiscal year. For measuring benefit obligations of our SERP as of September 30, 2010 and September 30, 2009 we employed a discount rate of 3.21% and 4.21%, respectively.

In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies. As of September 30, 2010 and 2009, we used an expected return on plan assets of 8.65%. For fiscal 2011, we are lowering our expected rate of return to 8.15% based on an updated analysis of our long-term expected rate of return and our current asset allocation. The plan assets are divided among various investment classes. As of September 30, 2010, approximately 56% of plan assets were invested in equity investments, approximately 31% of plan assets were invested in fixed income investments, approximately 11% of plan assets were invested in alternative investments and approximately 2% of plan assets were held in cash. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recognized expenses in such future periods. For fiscal 2010, our pension plans had actual gains on plan assets of $24.6 million, net of administrative fees, as compared with expected returns of $23.9 million, which resulted in a net deferred gain of $0.7 million. At September 30, 2010, we had an unrecognized actuarial loss of $205.7 million. In fiscal 2011, we expect to charge to net periodic pension cost approximately $18.5 million of this unrecognized loss. The amount of this unrecognized loss charged to pension cost in future years is dependent upon future interest rates and pension investment results. A 25 basis point change in the discount rate, the expected increase in compensation levels or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2010 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(1.6)	$1.7

Compensation level	$0.2	$(0.2)

Expected long-term rate of return on plan assets	$(0.7)	$0.7

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

In fiscal 2010, we made cash contributions to the U.S. Qualified Plans aggregating $20.2 million, which exceeded the $11.5 million contribution required by ERISA. In fiscal 2009, we made cash contributions to the U.S. Qualified Plans aggregating $40.1 million, which exceeded the $10.4 million contribution required by ERISA. Based on current assumptions, our projected funding to the U.S. Qualified Plans will be approximately $25 million in fiscal 2011. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount.

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

Derivative Instruments

We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. From time to time we may use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. See “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 11. Derivatives” of the Notes to Consolidated Financial Statements.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2010 and September 30, 2009, if market interest rates increase an average of 100 basis points, after considering the effects of our interest rate swaps in effect, our interest expense would have increased by $2.8 million and $2.1 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2010 and 2009, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $1.7 million in fiscal 2010 and $1.1 million in fiscal 2009.

Foreign Currency

We are exposed to changes in foreign currency rates with respect to our foreign currency denominated operating revenues and expenses. Our principal foreign exchange exposure is the Canadian dollar. The Canadian dollar is the functional currency of our Canadian operations.

We have transaction gains or losses that result from changes in our operating units’ non-functional currency. For example, we have non-functional currency exposure at our Canadian operations because they have purchases and sales denominated in U.S. dollars. We record these gains or losses in foreign exchange gains and losses in the income statement. From time to time, we may enter into currency forward or option contracts to mitigate a portion of our foreign currency transaction exposure. To mitigate potential foreign currency transaction losses, we may use offsetting internal exposures or forward contracts.

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were $1.6 million lower in fiscal 2010 than if we had translated the same earnings using fiscal 2009 exchange rates. Translated earnings were $2.8 million lower in fiscal 2009 than if we had translated the same earnings using fiscal 2008 exchange rates.

During fiscal 2010 and 2009, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $1.8 million and $1.8 million, respectively.

Commodities

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 76% of our fiscal 2010 fiber purchases. The remaining 24% of our fiber purchases consists of a number of other grades of recycled paper.

A hypothetical 10% increase in total fiber prices, would have increased our costs by $25 million and $13 million in fiscal 2010 and 2009, respectively. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices, would have increased our costs by approximately $8 million and $6 million during fiscal 2010 and 2009, respectively. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Solid Bleached Sulphate

We purchase solid bleached sulphate (“SBS”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in SBS prices throughout each year would have increased our costs by approximately $10 million during fiscal 2010 and by approximately $11 million during fiscal 2009. In times of higher SBS prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so. We manufacture SBS at our Demopolis mill, and have the ability to increase our internal consumption.

Coated Unbleached Kraft

We purchase Coated Unbleached Kraft (“CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices throughout each year would have increased our costs by approximately $9 million in each of fiscal 2010 and 2009. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

In fiscal 2010 and 2009, we converted approximately 750,000 and 740,000 tons, respectively, of corrugated medium and linerboard in our corrugated box converting operations and Merchandising Displays segment into corrugated sheet stock and displays. A hypothetical 10% increase in linerboard and corrugated medium costs throughout each year would have resulted in increased costs of approximately $45 million and $41 million during fiscal 2010 and 2009, respectively. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Energy

Energy is one of the most significant manufacturing costs of our mill operations. We use natural gas, electricity, fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines and we use primarily electricity for our converting equipment. Our bleached paperboard mill uses wood by-products for most of its energy. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase natural gas. Our Solvay mill purchases its process steam under a long-term contract with an adjacent coal fired power plant with steam pricing based primarily on coal prices. The mill’s electric energy supply is low cost due to the availability of hydro-based electric power.

We spent approximately $152 million on all energy sources in fiscal 2010. Natural gas and fuel oil accounted for approximately 33% (9.1 million MMBtu) of our total energy purchases in fiscal 2010. A hypothetical 10% increase in the price of energy throughout the year would have increased our cost of energy by $15 million.

We spent approximately $147 million on all energy sources in fiscal 2009. Natural gas and fuel oil accounted for approximately 34% (8.5 million MMBtu, which is lower than fiscal 2010 due primarily to decreased mill volumes) of our total energy purchases in fiscal 2009. A hypothetical 10% increase in the price of energy throughout the year would have increased our cost of energy by $15 million.

We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 21. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2010	2009	2008
	(In millions, except per share data)
Net sales	$3,001.4	$2,812.3	$2,838.9
Cost of goods sold (net of alternative fuel mixture credit of $28.8, $54.1 and $0)	2,281.3	2,049.6	2,296.8

Gross profit	720.1	762.7	542.1
Selling, general and administrative expenses	339.9	330.8	310.5
Restructuring and other costs, net	7.4	13.4	15.6

Operating profit	372.8	418.5	216.0
Interest expense	(75.5)	(96.7)	(86.7)
Loss on extinguishment of debt	(2.8)	(4.4)	(1.9)
Interest income and other income, net	0.1	0.0	1.6
Equity in income of unconsolidated entities	0.8	0.1	2.4

Income before income taxes	295.4	317.5	131.4
Income tax expense	(64.7)	(91.6)	(44.3)

Consolidated net income	230.7	225.9	87.1
Less: Net income attributable to noncontrolling interests	(5.1)	(3.6)	(5.3)

Net income attributable to Rock-Tenn Company shareholders	$225.6	$222.3	$81.8

Basic earnings per share attributable to Rock-Tenn Company shareholders	$5.80	$5.79	$2.15

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$5.70	$5.71	$2.12

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(In millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$15.9	$11.8
Accounts receivable (net of allowances of $7.8 and $8.8)	333.5	305.5
Inventories	269.5	275.1
Other current assets	90.1	65.9

Total current assets	709.0	658.3

Property, plant and equipment at cost:
Land and buildings	420.6	413.8
Machinery and equipment	1,915.7	1,857.1
Transportation equipment	13.1	13.5
Leasehold improvements	5.1	5.4

	2,354.5	2,289.8
Less accumulated depreciation and amortization	(1,104.5)	(1,013.7)

Net property, plant and equipment	1,250.0	1,276.1
Goodwill	748.8	736.4
Intangibles, net	151.5	151.3
Investment in unconsolidated entities	23.3	23.8
Other assets	32.3	38.5

	$2,914.9	$2,884.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$231.6	$56.3
Accounts payable	252.3	233.9
Accrued compensation and benefits	90.7	88.0
Other current liabilities	56.6	71.1

Total current liabilities	631.2	449.3
Long-term debt due after one year	897.3	1,293.1
Accrued pension and other long-term benefits	165.3	161.5
Deferred income taxes	166.4	149.2
Other long-term liabilities	30.0	36.7
Commitments and contingencies (Notes 13 and 19)
Redeemable noncontrolling interests	7.3	11.5

Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	0.0	0.0
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 38,903,036 and 38,707,695 shares outstanding at September 30, 2010 and September 30, 2009, respectively	0.4	0.4
Capital in excess of par value	290.5	264.5
Retained earnings	812.6	620.3
Accumulated other comprehensive loss	(92.2)	(108.4)

Total Rock-Tenn Company shareholders’ equity	1,011.3	776.8
Noncontrolling interests	6.1	6.3

Total equity	1,017.4	783.1

	$2,914.9	$2,884.4

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2010	2009	2008
	(In millions, except share and per share data)
Number of Shares of Class A Common Stock Outstanding:
Balance at beginning of year	38,707,695	38,228,523	37,988,779
Shares issued under restricted stock plan	182,800	194,885	25,000
Restricted stock grants forfeited	(15,926)	(26,499)	(59,499)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	103,368	310,786	274,243
Purchases of Class A common stock	(74,901)	0	0

Balance at end of year	38,903,036	38,707,695	38,228,523

Class A Common Stock:
Balance at beginning of year	$0.4	$0.4	$0.4

Balance at end of year	0.4	0.4	0.4

Capital in Excess of Par Value:
Balance at beginning of year	264.5	238.8	222.6
Income tax benefit from share-based plans	4.3	5.5	1.8
Compensation expense under share-based plans	16.0	11.9	9.2
Issuance of Class A common stock, net of stock received for minimum tax withholdings	6.2	8.3	5.2
Purchases of Class A common stock	(0.5)	0.0	0.0

Balance at end of year	290.5	264.5	238.8

Retained Earnings:
Balance at beginning of year	620.3	421.7	357.8
Net income attributable to Rock-Tenn Company shareholders	225.6	222.3	81.8
Impact of adopting certain provisions of ASC 740 (as hereinafter defined)	0.0	0.0	(1.8)
Cash dividends (per share - $0.60, $0.40 and $0.40)	(23.4)	(15.3)	(15.2)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(6.8)	(8.4)	(0.9)
Purchases of Class A common stock	(3.1)	0.0	0.0

Balance at end of year	812.6	620.3	421.7

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(108.4)	(20.4)	8.2
Foreign currency translation gain (loss)	6.7	(2.1)	(12.0)
Net deferred (loss) gain on cash flow hedges	(3.5)	(16.7)	1.9
Reclassification adjustment of net loss (gain) on cash flow hedges included in earnings	6.0	5.2	0.6
Net actuarial loss arising during period	(7.9)	(78.6)	(21.2)
Amortization of net actuarial loss	11.6	4.5	2.0
Prior service cost arising during period	(0.1)	(1.0)	(0.1)
Amortization of prior service cost	0.5	0.7	0.2
Other adjustments	2.9	0.0	0.0

Net other comprehensive income (loss) adjustments, net of tax	16.2	(88.0)	(28.6)

Balance at end of year	(92.2)	(108.4)	(20.4)

Total Rock-Tenn Company Shareholders’ equity	1,011.3	776.8	640.5

Noncontrolling Interests (1):
Balance at beginning of year	6.3	8.2	0.0
Noncontrolling interests assumed	0.0	0.0	7.5
Net income	2.8	1.9	1.1
Distributions	(3.2)	(3.5)	0.0
Foreign currency translation gain (loss)	0.2	(0.3)	(0.4)

Balance at end of year	6.1	6.3	8.2

Total equity	$1,017.4	$783.1	$648.7

(1)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Consolidated Balance Sheets.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Year Ended September 30,
	2010	2009	2008
	(In millions, except share and per share data)
Comprehensive Income:
Consolidated net income	$230.7	$225.9	$87.1
Consolidated net other comprehensive income (loss) adjustments, net of tax:
Foreign currency translation gain (loss)	7.2	(2.4)	(12.4)
Net deferred (loss) gain on cash flow hedges	(3.5)	(16.7)	1.9
Reclassification adjustment of net loss on cash flow hedges included in earnings	6.0	5.2	0.6
Net actuarial loss arising during period	(8.4)	(78.6)	(21.2)
Amortization of net actuarial loss	12.0	4.5	2.0
Prior service cost arising during period	(0.2)	(1.0)	(0.1)
Amortization of prior service cost	0.5	0.7	0.2
Other adjustments	(1.7)	0.0	0.0

Consolidated other comprehensive income (loss), net of tax	11.9	(88.3)	(29.0)

Consolidated comprehensive income	242.6	137.6	58.1
Less: Comprehensive income attributable to noncontrolling interests	(0.8)	(3.3)	(4.9)

Comprehensive income attributable to Rock-Tenn Company shareholders	$241.8	$134.3	$53.2

See accompanying notes.

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(In millions)
Operating activities:
Consolidated net income	$230.7	$225.9	$87.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	147.4	150.0	133.4
Deferred income tax (benefit) expense	(51.1)	46.0	22.8
Share-based compensation expense	16.0	11.9	9.2
Loss on extinguishment of debt	2.8	4.4	1.9
Loss (gain) on disposal of plant and equipment and other, net	0.3	2.8	(0.4)
Equity in income of unconsolidated entities	(0.8)	(0.1)	(2.4)
Proceeds from termination of cash flow interest rate hedges	0.0	0.0	6.9
Pension funding less (more) than expense	10.5	(23.1)	(7.1)
Alternative fuel mixture credit benefit	(29.0)	(55.4)	0.0
Impairment adjustments and other non-cash items	5.4	3.1	2.8
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22.2)	(0.3)	(25.3)
Inventories	8.4	8.0	2.2
Other assets	(5.2)	(12.1)	1.1
Accounts payable	15.3	(6.4)	32.8
Income taxes	55.5	45.4	(12.5)
Accrued liabilities and other	(6.7)	(10.4)	(11.6)

Net cash provided by operating activities	377.3	389.7	240.9
Investing activities:
Capital expenditures	(106.2)	(75.9)	(84.2)
Cash paid for the purchase of a leased facility	0.0	(8.1)	0.0
Cash paid for purchase of businesses, including amounts received from (paid into) escrow, net of cash received	(23.9)	4.0	(817.9)
Investment in unconsolidated entities	(0.3)	(1.0)	(0.3)
Return of capital from unconsolidated entities	0.8	4.1	0.8
Proceeds from sale of property, plant and equipment	3.6	1.4	6.4
Proceeds from property, plant and equipment insurance settlement	0.0	0.1	0.0

Net cash used for investing activities	(126.0)	(75.4)	(895.2)
Financing activities:
Proceeds from issuance of notes	0.0	100.0	198.6
Additions to revolving credit facilities	189.7	230.8	206.0
Repayments of revolving credit facilities	(197.7)	(244.6)	(238.7)
Additions to debt	154.3	119.6	764.0
Repayments of debt	(366.3)	(552.1)	(192.2)
Debt issuance costs	(0.2)	(4.4)	(27.1)
Cash paid for debt extinguishment costs	0.0	(5.2)	0.0
Restricted cash and investments	0.0	19.2	(0.4)
Issuances of common stock, net of related minimum tax withholdings	(0.6)	(0.1)	4.3
Purchases of common stock	(3.6)	0.0	0.0
Excess tax benefits from share-based compensation	4.3	5.5	1.8
Capital contributed to consolidated subsidiary from noncontrolling interest	1.4	1.7	0.0
Advances from (repayments to) unconsolidated entity	1.7	(7.0)	0.7
Cash dividends paid to shareholders	(23.4)	(15.3)	(15.2)
Cash distributions paid to noncontrolling interests	(6.9)	(4.8)	(5.3)

Net cash (used for) provided by financing activities	(247.3)	(356.7)	696.5
Effect of exchange rate changes on cash and cash equivalents	0.1	1.4	(0.3)

Increase (decrease) in cash and cash equivalents	4.1	(41.0)	41.9
Cash and cash equivalents at beginning of year	11.8	52.8	10.9

Cash and cash equivalents at end of year	$15.9	$11.8	$52.8

ROCK-TENN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2010	2009	2008
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$56.8	$(3.9)	$31.4
Interest, net of amounts capitalized	76.7	104.9	82.5

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the table below primarily reflect the August 27, 2010 acquisition of Innerpac Holding Company and the March 5, 2008 acquisition of Southern Container Corp. in fiscal 2010 and 2008, respectively. The amounts attributable to the Southern Container Acquisition reflect the final purchase price allocation completed during fiscal 2009. In conjunction with the Southern Container Acquisition, we also assumed debt.

	Year Ended September 30, 2010	Year Ended September 30, 2008
	(In millions)	(In millions)
Assets acquired, including goodwill	$33.2	$1,188.2
Cash paid, net of cash received	23.9	817.9

Liabilities and noncontrolling interests assumed	$9.3	$370.3

Included in liabilities assumed are the following items:

Debt assumed in acquisition		$132.4
Cash payable to sellers in connection with the acquisition		110.7

Total debt assumed		$243.1

For additional information on the Southern Container Acquisition and related financing see “Note 6. Acquisitions” and “Note 10. Debt”.

See accompanying notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries, including RTS Packaging, LLC (“RTS”), GraphCorr LLC, Schiffenhaus Canada, Inc. and Schiffenhaus California, LLC. We own 65% of RTS and conduct our interior packaging products business through RTS. We own 68% of GraphCorr LLC and 66.67% of Schiffenhaus Canada, Inc. and 50% of Schiffenhaus California, LLC (shutdown in fiscal 2010), through which we conduct some of our graphics corrugated manufacturing operations. Our references to the business of Rock-Tenn Company do not include the following entities that we do not consolidate but account for on the equity method of accounting: Seven Hills Paperboard, LLC (“Seven Hills”), Quality Packaging Specialists International, LLC (“QPSI”), Display Source Alliance, LLC (“DSA”), Pohlig Brothers, LLC (“Pohlig”) and Greenpine Road, LLC (“Greenpine”). Pohlig and Greenpine were acquired in the Southern Container Acquisition. We own 49% of Seven Hills, a manufacturer of gypsum paperboard liner, 23.96% of QPSI, a business providing merchandising displays, contract packing, logistics and distribution solutions, 45% of DSA, a business providing primarily permanent merchandising displays, 50% of Pohlig, a small folding carton manufacturer, and 50% of Greenpine, which owns the real property from which Pohlig operates.

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

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of acquired business to the fair value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2010, we recorded a credit to bad debt expense of $0.2 million due in part to a reduction in reserves driven by improved collections. In fiscal 2009 and 2008, we recorded bad debt expense of $2.6 million, and $3.1 million, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2010, 2009, and 2008 (in millions):

	2010	2009	2008
Balance at the beginning of period	$8.8	$9.0	$5.4
Reduction in sales and charges to costs and expenses	32.7	39.2	35.9
Acquired allowances	0.1	0.0	4.7
Deductions	(33.8)	(39.4)	(37.0)

Balance at the end of period	$7.8	$8.8	$9.0

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at lower of cost or market, with cost determined using methods that approximate cost computed on a first-in, first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 24.0% and 24.7% of FIFO cost of all inventory at September 30, 2010 and 2009, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage). Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2010, 2009, and 2008, we capitalized interest of approximately $1.3 million, $0.5 million, and $0.8 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-44 years
Transportation equipment	3-8 years

Generally our machinery and equipment have estimated useful lives between 3 and 20 years; however, select portions of machinery and equipment at our mills have estimated useful lives up to 44 years. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2010, 2009, and 2008 was approximately $129.4 million, $130.6 million, and $118.9 million, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other”. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.

The goodwill impairment model is a two-step process. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2010 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the estimated pattern in which the economic benefits are realized over their estimated useful lives ranging from 5 to 40 years and have a weighted average life of approximately 20.4 years.

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

Business Combinations

From time to time, we may enter into material business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased.

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. Financial instruments recognized at fair value include mutual fund investments and derivative contracts. We measure the fair value of our mutual fund investments based on quoted prices in active markets. We measure the fair value of our derivative contracts based on the discounted value of estimated future cash flows.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations.

We discuss fair values in more detail in “Note 12. Fair Value”.

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

For derivative instruments that are designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted hedged transaction, and in the same period or periods during which the forecasted hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

For derivative instruments not designated as accounting hedges, the gain or loss is recognized in current earnings. We discuss derivatives in more detail in “Note 11. Derivatives”.

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

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value. See “Note 14. Income Taxes”.

Pension and Other Post-Retirement Benefits

We account for pensions in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other post-retirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 15. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement benefit obligations and our future expense.

Stock Based Compensation

We recognize expense for stock based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our 2004 Incentive Stock Plan, we can award shares of restricted Common Stock to employees and our board of directors. The grants generally vest over a period of 3 to 5 years depending on the nature of the award, except for non-employee director grants which vest over one year. Our restricted stock grants to employees generally contain market or performance conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 17. Stock Based Compensation” for additional information.

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

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity, the life of the deferred item, or until the next major maintenance activity occurs. Our bleached paperboard mill is the only facility that currently conducts planned major maintenance activities. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a loss of $0.5 million in fiscal 2010 and a gain of $0.6 million in fiscal 2009 and 2008 from foreign currency transactions.

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

New Accounting Standards - Recently Adopted

In June 2008, the Financial Accounting Standards Board (“FASB”) modified certain provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, which provide that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method as described in ASC 260. These provisions were effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. These provisions required all prior-

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period earnings per share data presented herein to be adjusted. We adopted ASC 260, as of October 1, 2009, and accordingly, all earnings per share data presented herein has been adjusted to reflect the new guidance.

In December 2007, the FASB issued ASC 805, “Business Combinations”. ASC 805 expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC 805 also requires that all assets, liabilities, contingent considerations, and, under certain circumstances, contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, ASC 805 requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 was effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We adopted ASC 805 as of October 1, 2009. The effect the implementation of ASC 805 will have on our consolidated financial statements will depend upon the facts and circumstances and size of future acquisitions.

In December 2007, the FASB issued certain provisions of ASC 810, “Consolidation”, which change the accounting and reporting for minority interests such that minority interests generally are recharacterized as noncontrolling interests and are required to be reported as a component of equity, unless such interests are subject to redemption outside the control of Rock-Tenn Company. Additionally, ASC 810 requires that purchases or sales of subsidiaries’ equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. These provisions were effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for us) with early adoption prohibited. We retrospectively applied the provisions of ASC 810 as of October 1, 2009 and have revised our Condensed Consolidated Financial Statements for fiscal 2009 and 2008 presented herein accordingly.

In February 2008, the FASB amended certain provisions of ASC 820, “Fair Value Measurements and Disclosures” that deferred the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), until fiscal years beginning after November 15, 2008 (October 1, 2009 for us). We adopted the provisions related to nonrecurring non-financial assets and non-financial liabilities as of October 1, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In December 2008, the FASB amended certain provisions of ASC 715 “Employers’ Disclosures about Pension and Other Postretirement Benefits” that requires fair value disclosure of each major plan asset category. Specifically, these provisions require the disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC 820. ASC 715 also requires the reconciliation of beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3). These provisions were effective for fiscal years ending after December 15, 2009. We adopted the specific provisions related to fair value disclosures for pension assets as of September 30, 2010.

New Accounting Standards - Recently Issued

In June 2009, the FASB issued Accounting Standards Update 2009-16 “Accounting for Transfers of Financial Assets” which amended certain provisions of ASC 860 “Transfers and Servicing”. These provisions require additional disclosures about the transfer and derecognition of financial assets and eliminate the concept of qualifying special-purpose entities. These provisions are effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued certain provisions of ASC 810 which revise the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and require companies to more frequently reassess whether they must consolidate a variable interest entity. These provisions are effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 “Multiple Deliverable Revenue Arrangements” which amended certain provisions of ASC 605-25 “Revenue Recognition”. These provisions clarify the separability criteria for deliverables in a multiple element revenue arrangement and require the use of the relative selling price of stand alone elements to allocate transaction costs to individual elements at inception. These provisions also require additional disclosures regarding the nature and type of performance obligations of significant multiple deliverable revenue arrangements. These provisions are effective for fiscal periods beginning on or after June 15, 2010 (October 1, 2010 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

Reclassifications

We have made certain reclassifications to prior year amounts to conform to the current year presentation.

Note 2. Earnings Per Share

Effective October 1, 2009, we adopted certain provisions of ASC 260 which clarify that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. Certain of our restricted stock awards granted are considered participating securities as they receive nonforfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260. Prior to adoption of these provisions, restricted stock was included in our diluted EPS calculation using the treasury stock method. The dilutive effect of participating securities is now reflected in diluted EPS by application of the more dilutive of the treasury stock method or the two-class method. Pursuant to ASC 260, all prior period EPS data were adjusted retrospectively. The impact of adopting ASC 260 for fiscal 2009 and 2008 decreased previously reported basic EPS by $0.08 and $0.04, respectively, and decreased previously reported diluted EPS by $0.04 and $0.02, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to Rock-Tenn Company shareholders under the two-class method (in millions, except per share data):

	Year Ended September 30,
	2010	2009	2008
Basic earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$225.6	$222.3	$81.8
Less: Distributed and undistributed income available to participating securities	(2.5)	(2.8)	(1.3)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$223.1	$219.5	$80.5

Denominator:
Basic weighted average shares outstanding	38.4	37.9	37.4

Basic earnings per share attributable to Rock-Tenn Company shareholders	$5.80	$5.79	$2.15

Diluted earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$225.6	$222.3	$81.8
Less: Distributed and undistributed income available to participating securities	(2.5)	(2.8)	(1.3)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$223.1	$219.5	$80.5

Denominator:
Basic weighted average shares outstanding	38.4	37.9	37.4
Effect of dilutive stock options and non-participating securities	0.7	0.6	0.5

Diluted weighted average shares outstanding	39.1	38.5	37.9

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$5.70	$5.71	$2.12

Options to purchase 0.1 million, 0.4 million and 0.4 million shares of Common Stock in fiscal 2010, 2009, and 2008, respectively, were not included in the computation of diluted earnings per share attributable to Rock- Tenn Company shareholders because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3. Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of the following, net of taxes (in millions):

	September 30,
	2010	2009
Foreign currency translation gain	$42.4	$35.4
Net deferred loss on cash flow hedges	(5.3)	(7.8)
Unrecognized pension net loss	(127.3)	(133.5)
Unrecognized pension prior service cost	(2.0)	(2.5)

Accumulated other comprehensive loss	$(92.2)	$(108.4)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income for the years ended September 30, 2010, 2009 and 2008, is as follows (in millions):

Fiscal 2010	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$7.6	$(0.4)	$7.2
Net deferred loss on cash flow hedges	(6.2)	2.7	(3.5)
Reclassification adjustment of net loss on cash flow hedges included in earnings	9.9	(3.9)	6.0
Net actuarial loss arising during period	(13.6)	5.2	(8.4)
Amortization of net actuarial loss	19.3	(7.3)	12.0
Prior service cost arising during period	(0.2)	0.0	(0.2)
Amortization of prior service cost	0.9	(0.4)	0.5
Other adjustments	0.0	(1.7)	(1.7)

Consolidated other comprehensive income	17.7	(5.8)	11.9
Less: Other comprehensive loss attributable to noncontrolling interests	4.3	0.0	4.3

Other comprehensive income attributable to Rock-Tenn Company shareholders	$22.0	$(5.8)	$16.2

Fiscal 2009	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(2.4)	$0.0	$(2.4)
Net deferred loss on cash flow hedges	(27.3)	10.6	(16.7)
Reclassification adjustment of net loss on cash flow hedges included in earnings	8.4	(3.2)	5.2
Net actuarial loss arising during period	(121.3)	42.7	(78.6)
Amortization of net actuarial loss	7.4	(2.9)	4.5
Prior service cost arising during period	(1.5)	0.5	(1.0)
Amortization of prior service cost	1.2	(0.5)	0.7

Consolidated other comprehensive loss	(135.5)	47.2	(88.3)
Less: Other comprehensive loss attributable to noncontrolling interests	0.3	0.0	0.3

Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(135.2)	$47.2	$(88.0)

Fiscal 2008	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(12.4)	$0.0	$(12.4)
Net deferred gain on cash flow hedges	3.2	(1.3)	1.9
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.0	(0.4)	0.6
Net actuarial loss arising during period	(35.3)	14.1	(21.2)
Amortization of net actuarial loss	3.2	(1.2)	2.0
Prior service cost arising during period	(0.2)	0.1	(0.1)
Amortization of prior service cost	0.4	(0.2)	0.2

Consolidated other comprehensive loss	(40.1)	11.1	(29.0)
Less: Other comprehensive loss attributable to noncontrolling interests	0.4	0.0	0.4

Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(39.7)	$11.1	$(28.6)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Inventories

Inventories are as follows (in millions):

	September 30,
	2010	2009
Finished goods and work in process	$149.6	$154.2
Raw materials	118.8	107.4
Supplies and spare parts	50.1	49.0

Inventories at FIFO cost	318.5	310.6
LIFO reserve	(49.0)	(35.5)

Net inventories	$269.5	$275.1

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2010, 2009, and 2008, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2010, 2009, and 2008 was not significant.

Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit

In April 2009, we received notification from the IRS that our registration as an alternative fuel mixer had been approved. As a result, we were eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass (known as “black liquor”). We recognized $20.9 million of alternative fuel mixture credit (“AFMC”), which is not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses, in the three months ended December 31, 2009. In fiscal 2009, we recognized $55.4 million of AFMC and reduced cost of goods sold in our Consumer Packaging segment by $54.1 million, net of expenses. The credit was treated as an unusual item, presented parenthetically on the face of the income statement, classified as an offset to cost of goods sold in the consolidated statements of income and as a component of the cost of inventory, to the extent appropriate. During the second quarter of fiscal 2010, the IRS released a memorandum which clarified that the entire volume of black liquor, without reduction for inorganic solids, chip water or process water, was eligible for the alternative fuel mixture credit. As a result, we reversed reserves of $8.1 million during the second quarter of fiscal 2010 and reduced cost of goods sold in our Consumer Packaging segment by $8.1 million. The aggregate AFMC recorded during fiscal 2009 and 2010 was $84.4 million.

In fiscal 2009, we also considered whether our use of black liquor qualified for the $1.01 cellulosic biofuel producer credit (“CBPC”) pursuant to Internal Revenue Code (“IRC”) Section 40(b)(6). IRC Section 40(b)(6) defined the requirements for qualification for the CBPC, including certain registration requirements with the United States Environmental Protection Agency (“EPA”). The Company concluded that without further action from the either the IRS or the EPA, these registration requirements precluded black liquor from qualifying for the CBPC because they had yet to be developed.

In April 2010, in anticipation of the IRS or the EPA issuing further guidance regarding black liquor’s qualification for the CBPC, we filed an application with the IRS to be registered as a producer of cellulosic biofuel. On July 9, 2010, the IRS Office of Chief Counsel issued Chief Counsel Advice Memorandum AM

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010-002, which concluded that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009, qualifies for the CBPC. Following that conclusion, on August 19, 2010, the IRS sent a Letter of Registration approving us as a producer of cellulosic biofuel through the operation of our Demopolis, Alabama bleached paperboard mill. Accordingly, each gallon of black liquor we produced during calendar year 2009 qualifies for a non-refundable CBPC of $1.01 per gallon. The CBPC is a taxable credit which results in an after-tax credit value of approximately $0.62 per gallon. We have calculated the aggregate undiscounted CBPC, net of expected income taxes and interest, to be approximately $112 million. Any CBPC unused in any particular tax year may be carried forward and utilized in future years. Although the statute is unclear as to the expiration date of these credit carryforwards, it will be no earlier than December 31, 2012.

The after tax value of the CBPC credit is of greater value to us than the AFMC previously claimed. Once the IRS concluded in fiscal 2010 that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009 qualifies for the CBPC and approved our application as a qualified producer, we, in accordance with the applicable IRS instructions for claiming the CBPC and returning the AFMC in this circumstance, amended our 2009 federal income tax return to claim the CBPC credit rather than the AFMC. We will file our fiscal 2010, 2011 and 2012 federal and state tax returns claiming the remainder of the CBPC. The cumulative impact of CBPC election, net of the AFMC, was an increased after-tax benefit of $27.6 million, which was recorded as a reduction of income tax expense in fourth quarter of fiscal 2010 and accounted for as a cumulative catch-up of a transaction directly with the government in its capacity as a taxing authority.

Note 6. Acquisitions

Specialty Paperboard Products

On August 27, 2010, we acquired the stock of Innerpac Holding Company for $23.9 million, net of cash received of $0.1 million. We acquired the Innerpac business to expand our presence in the corrugated and specialty partition markets. The acquisition also increases our vertical integration. We have included the results of these operations since the date of acquisition in our consolidated financial statements in our Specialty Paperboard Products segment. The acquisition included $12.1 million of customer relationship intangible assets and $10.8 million of goodwill. Approximately $0.5 million and $6.5 million of the customer relationship intangible assets and goodwill, respectively, are deductible for income tax purposes. We are amortizing the customer relationship intangible on a straight-line basis over 15 years. The transaction includes a final working capital settlement which we expect to be recorded in the first quarter of fiscal 2011.

Southern Container Acquisition

On March 5, 2008, we acquired the stock of Southern Container. We have included the results of Southern Container’s operations in our financial statements in our Corrugated Packaging segment since the March 2, 2008 effective date. We made the acquisition in order to expand our corrugated packaging business with the Southern Container operations that we believe have the lowest system costs and the highest EBITDA margins of any major integrated corrugated company in North America (unaudited).

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information reflects our consolidated results of operations as if the Southern Container Acquisition had taken place as of the beginning of fiscal 2008. The unaudited pro forma information includes adjustments primarily for depreciation and amortization based on the preliminary fair value of the acquired property, plant and equipment, acquired intangibles and interest expense on the acquisition financing debt. We have added back the minority interest in the earnings of the Solvay mill subsidiary, since such interests were acquired by Southern Container prior to our acquisition; we have eliminated certain expenses that Southern Container historically incurred that the combined company does not expect to incur due to changes in employment and other contractual arrangements. In addition, we eliminated certain non-recurring pre-tax expenses directly associated with the acquisition including $12.7 million of inventory step up expense, $5.0 million of deferred compensation expense funded into escrow through a purchase price reduction from Southern Container’s stockholders, $3.0 million for an acquisition bridge financing fee and $1.9 million of loss on extinguishment of debt associated with the acquisition (included in interest expense in fiscal 2008). Pre-tax integration costs of $4.6 million are included in the unaudited pro forma net income below for the year ended September 30, 2008. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2008 nor is it necessarily indicative of future results. Unaudited pro forma information for the year ended September 30, 2008 follows in millions, except per share data:

Net sales	$3,128.1

Net income attributable to Rock-Tenn Company shareholders	$110.2

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$2.87

Prior to the acquisition, Southern Container used a 52/53 week fiscal year and reported its results of operations in three 12-week periods and one 16-week period, with the 16-week period being the fourth period and ending on the last Saturday of the calendar year. The unaudited pro forma information above for the fiscal year ended September 30, 2008 includes the consolidated statements of income for RockTenn for the fiscal year ended September 30, 2008 and the condensed consolidated statements of operations of Southern Container for the 25 weeks preceding the March 2, 2008 effective date.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $7.4 million, $13.4 million, and $15.6 million for fiscal 2010, 2009, and 2008, respectively. Of these costs, $4.5 million, $3.3 million and $2.3 million were non-cash for fiscal 2010, 2009, and 2008, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We do not allocate restructuring and other costs to our segments; however, we have identified them by segment and discuss these charges in more detail below.

The following table represents a summary of restructuring and other charges related to our active restructuring initiatives that we incurred during the fiscal year, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs (Income), Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Fiscal 2010	$0.0	$0.0	$0.0	$0.0	$0.1	$0.1
	Fiscal 2009	0.2	(0.1)	0.5	0.0	1.3	1.9
	Fiscal 2008	0.9	2.0	0.6	0.5	0.1	4.1

	Cumulative	1.8	2.9	1.6	0.5	2.9	9.7
	Expected Total	1.8	2.9	1.6	0.5	2.9	9.7

Corrugated Packaging (b)	Fiscal 2010	0.6	0.6	0.0	0.0	0.1	1.3
	Fiscal 2009	1.6	(0.1)	0.4	0.1	1.1	3.1
	Fiscal 2008	1.6	0.3	0.0	0.0	0.3	2.2

	Cumulative	3.8	0.8	0.4	0.1	1.5	6.6
	Expected Total	3.8	0.8	0.6	0.3	2.1	7.6

Specialty Paperboard Products (c)	Fiscal 2010	3.7	1.1	0.2	0.2	0.6	5.8
	Fiscal 2009	0.5	0.5	0.1	0.2	0.2	1.5
	Fiscal 2008	(0.3)	0.0	0.0	0.0	0.0	(0.3)

	Cumulative	4.2	1.6	0.3	0.4	0.8	7.3
	Expected Total	4.2	1.6	0.5	1.2	0.9	8.4

Other (d)	Fiscal 2010	0.0	0.0	0.0	0.0	0.2	0.2
	Fiscal 2009	0.0	0.1	0.0	0.0	6.8	6.9
	Fiscal 2008	0.0	0.0	0.0	0.0	9.6	9.6

	Cumulative	0.0	0.1	0.0	0.0	16.6	16.7
	Expected Total	0.0	0.1	0.0	0.0	16.6	16.7

Total	Fiscal 2010	$4.3	$1.7	$0.2	$0.2	$1.0	$7.4

	Fiscal 2009	$2.3	$0.4	$1.0	$0.3	$9.4	$13.4

	Fiscal 2008	$2.2	$2.3	$0.6	$0.5	$10.0	$15.6

	Cumulative	$9.8	$5.4	$2.3	$1.0	$21.8	$40.3

	Expected Total	$9.8	$5.4	$2.7	$2.0	$22.5	$42.4

(1)	We have defined “Net property, plant and equipment” as used in this Note 7 as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

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

(a)

The Consumer Packaging segment charges primarily reflect the following folding carton plant closures recorded: Baltimore, Maryland (announced in fiscal 2008 and closed in fiscal 2009), Chicopee, Massachusetts (announced and closed in fiscal 2008) and Stone Mountain, Georgia (announced and closed in fiscal 2007). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transferred a substantial portion of each plant’s assets and production to our other folding carton plants. We believe these actions have allowed us to more effectively manage our business. The expenses in the “Other Costs” column in the fiscal 2009, cumulative and expected cost rows largely reflect the estimated fair value of the liability for future lease payments at our closed leased facilities.

(b)

The Corrugated Packaging segment charges primarily reflect the closure of our Hauppauge, New York sheet plant (recorded in fiscal 2010 and to be closed in fiscal 2011), our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009) and the fiscal 2009 impairment of certain assets at one of our corrugated graphics subsidiaries, including a $1.0 million charge included in the “Other Costs” column in the cumulative row for a customer relationship intangible. We have transferred a substantial portion of the Greenville plant’s production to our other corrugated plants and expect to do so as well for Hauppauge.

(c)

The Specialty Paperboard Products segment charges primarily reflect the closure of our Columbus, Indiana laminated paperboard converting operation (announced and closed in fiscal 2010), Macon, Georgia drum manufacturing operation (announced and closed in fiscal 2010), our Drums, Pennsylvania and Litchfield, Illinois interior packaging plants (announced and closed in fiscal 2010 and 2009, respectively) and severance and asset impairment charges associated with our fiscal 2010 Innerpac Acquisition.

(d)

The expenses in the “Other Costs” column in fiscal 2009 and 2008 reflect Southern Container integration expenses and deferred compensation expense for key Southern Container employees. The deferred compensation and retention bonus expense was funded through a purchase price reduction from Southern Container’s stockholders. Nearly all of these funds were escrowed and were disbursed in March 2009 following the one year anniversary of the acquisition. The pre-tax charges are summarized below (in millions):

	Integration Expenses	Deferred Compensation Expense	Total
Fiscal 2009	$3.3	$3.5	$6.8
Fiscal 2008	4.6	5.0	9.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2010, 2009, and 2008 (in millions):

	2010	2009	2008
Accrual at beginning of fiscal year	$1.1	$3.4	$2.4
Additional accruals	1.9	1.8	3.3
Payments	(1.6)	(4.0)	(1.8)
Adjustment to accruals	0.0	(0.1)	(0.5)

Accrual at September 30,	$1.4	$1.1	$3.4

Reconciliation of accruals and charges to restructuring and other costs, net:
Additional accruals and adjustment to accruals (see table above)	$1.9	$1.7	$2.8
Net property, plant and equipment	4.3	2.3	2.2
Deferred compensation expense	0.0	3.5	5.0
Integration expenses (not in accruals)	0.0	2.7	4.1
Severance and other employee costs	0.2	0.4	0.3
Equipment relocation	0.2	1.0	0.6
Facility carrying costs	0.2	0.3	0.5
Intangible asset impairments and other	0.6	1.5	0.1

Total restructuring and other costs, net	$7.4	$13.4	$15.6

Note 8. Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

		September 30,
		2010		2009
	Weighted Avg. Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	18.5	$160.9	$(42.0)	$148.2	$(32.5)
Non-compete agreements	5.0	2.1	(1.6)	2.1	(1.2)
Patents	10.4	1.1	(0.7)	1.2	(0.3)
Trademarks and tradenames	40.0	19.8	(1.4)	19.8	(0.9)
Contracts	11.0	18.3	(5.0)	18.3	(3.4)

Total	20.4	$202.2	$(50.7)	$189.6	$(38.3)

During fiscal 2010, our net intangible asset balance increased $0.2 million primarily due to $12.1 million of intangibles acquired as part of the Innerpac Acquisition which was nearly offset by amortization of intangible assets. During fiscal 2009, our net intangible asset balance decreased $25.6 million primarily due to amortization of intangible assets, an $11.1 million purchase price allocation adjustment to reduce the estimated fair value of a contract-based intangible asset acquired in the Southern Container Acquisition and a $1.0 million customer relationship impairment at one of our majority-owned corrugated graphics subsidiaries.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, 2009, and 2008, intangible asset amortization expense was $11.9 million, $12.5 million, and $10.7 million, respectively. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

2011	$12.2
2012	11.4
2013	11.0
2014	10.6
2015	9.8

Note 9. Unconsolidated Entities

Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date, therefore, the earliest date on which we could be required to purchase our partner’s interest is March 29, 2013. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $12 million at September 30, 2010, which would result in a purchase price of approximately 55% of our partner’s net equity reflected on Seven Hills’ September 30, 2010 balance sheet. The partners of the joint venture have guaranteed funding of any net losses of Seven Hills in relation to their proportionate share of ownership. Seven Hills has no third party debt. Our investment in Seven Hills at September 30, 2010, net of capital returns and cumulative losses, was $11.5 million. Our investment is reflected in the assets of our Specialty Paperboard Products segment. Our share of cumulative pre-tax losses by Seven Hills that we have recognized as of September 30, 2010 and 2009 were $2.4 million and $1.9 million, respectively. During fiscal 2010, 2009, and 2008, our share of operating results at Seven Hills amounted to losses of $0.5 million, losses of $0.8 million, and earnings of $0.2 million, respectively.

Under the terms of the Seven Hills joint venture arrangement, our partner is required to purchase all of the saleable gypsum paperboard liner produced by Seven Hills, for which we receive fees for tons of gypsum paperboard liner calculated using formulas in the joint venture agreement. We also provide other services related to the operation of Seven Hills, for which the joint venture reimburses our expenses, and we lease to Seven Hills the land and building occupied by the joint venture. Our pre-tax income from the Seven Hills joint venture, including the fees we charge the venture and our share of the joint venture’s pre-tax income, was $3.6 million, $2.5 million and $3.9 million, for fiscal 2010, 2009, and 2008, respectively. We contributed cash of $0.2 million, $0.1 million, and $0.1 million for fiscal 2010, 2009, and 2008, respectively. Our contributions for each of those years were for capital expenditures.

We collect the receivables and disburse the payables for our Seven Hills joint venture. Therefore, at each balance sheet date we have either a liability due to the joint venture or a receivable from the joint venture. Interest income or expense is recorded between the two parties on the average outstanding balance. At September 30, 2010 and 2009, we had a current liability of $1.0 million and a current receivable of $0.7 million, respectively, on our consolidated balance sheets. The change in the liability is reflected in the financing activities section of our consolidated statements of cash flows on the line item advances from (repayments to) unconsolidated entity.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Debt

The following were individual components of debt (in millions):

	September 30, 2010	September 30, 2009
8.20% notes due August 2011, including hedge adjustments resulting from terminated interest rate swaps of $1.2 million and $2.6 million, net of unamortized discount of $0.0 and $0.1 (a)	$155.8	$157.2
5.625% notes due March 2013, including hedge adjustments resulting from terminated interest rate swaps of $0.7 million and $1.2 million, net of unamortized discount of $0.1 and $0.1 (b)	81.1	101.1
9.25% notes due March 2016, net of unamortized discount of $0.9 and $1.1 (c)	299.1	298.9
Term loan facilities, net of unamortized discount of $0.0 and $1.3 (d)	470.1	643.8
Revolving credit and swing facilities (d)	11.3	19.1
Receivables-backed financing facility (e)	75.0	100.0
Industrial development revenue bonds bearing interest at variable rates (2.06% at September 30, 2010 and 2.70% at September 30, 2009); due at various dates through October 2036 (f)	17.4	16.9
Other notes	19.1	12.4

Total Debt	1,128.9	1,349.4
Less current portion of debt	231.6	56.3

Long-term debt due after one year	$897.3	$1,293.1

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,127.0	$1,345.6
Hedge adjustments resulting from terminated interest rate swaps	1.9	3.8

Total Debt	$1,128.9	$1,349.4

A portion of the debt classified as long-term, which includes the revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. During fiscal 2010, 2009, and 2008, amortization of debt issuance costs charged to interest expense was $6.1 million, $6.9 million, and $3.8 million, respectively.

(a)

In August 2001, we sold $250.0 million in aggregate principal amount of our 8.20% notes due August 15, 2011 (“August 2011 Notes”). Interest on the August 2011 Notes is payable in arrears each February and August. The August 2011 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The August 2011 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally, on a pro-rata basis, in the same Principal Property (as defined in the Amended and Restated Credit Agreement) that was granted to the banks as part of the Amended and Restated Credit Agreement. The indenture related to the August 2011 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. The August 2011 Notes were originally issued at a discount of $0.7 million and incurred debt issuance costs of $2.1 million. Accordingly, unamortized original issue discount and debt issuance costs are being amortized through the maturity date of the August 2011 Notes. On May 29, 2009, we consummated a tender offer for up to $100 million aggregate principal amount of the August 2011 Notes and financed this tender offer with the net cash proceeds of an unregistered offering of $100 million aggregate principal amount of our 9.25% senior notes due March 2016, as described in footnote (c) below. We purchased $93.3 million of tendered August 2011 Notes at a

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of 103% of par. In connection with our purchase of $93.3 million of tendered August 2011 Notes, we recorded the proportionate amount of original issue discount and debt issuance costs associated with the extinguished debt to earnings as a component of net loss on extinguishment of debt. We recorded a net loss on extinguishment of debt of $1.9 million associated with the two transactions in fiscal 2009. Giving effect to the amortization of the original issue discount, the terminated fair value hedge adjustments and the debt issuance costs, the effective interest rate of the August 2011 Notes is approximately 7.54%.

(b)	In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 15, 2013 (“March 2013 Notes”). Interest on the March 2013 Notes is payable in arrears each September and March. The March 2013 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The March 2013 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally, on a pro-rata basis, in the same Principal Property that was granted to the banks as part of the Amended and Restated Credit Agreement. The indenture related to the March 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the March 2013 Notes. In the first quarter of fiscal 2010, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. Giving effect to the amortization of the original issue discount, the terminated fair value hedge adjustments and the debt issuance costs, the effective interest rate on the March 2013 Notes is approximately 5.38%.

(c)	On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). Interest on our March 2016 Notes is payable in arrears each March and September. The March 2016 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The indenture related to the March 2016 Notes contains incurrence based financial and restrictive covenants applicable to the notes, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. The March 2016 Notes were originally issued at a discount of $1.4 million and incurred debt issuance costs of $4.7 million. On May 29, 2009, we issued an additional $100 million aggregate principal amount of March 2016 Notes (the “Additional Notes”) and as a result incurred debt issuance costs of approximately $2.7 million related to the Additional Notes; these debt issuance costs, together with the original issue debt discount and debt issuance costs, are being amortized through the maturity date of the March 2016 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the March 2016 Notes and the Additional Notes is approximately 9.64%.

(d)	On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility included revolving credit, swing, term loan, and letters of credit components, consisting of a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan prepayments reduce the facility size. On February 8, 2010, we repaid the $120.0 million outstanding term loan B balance with proceeds from our revolving credit facility and recorded a loss on extinguishment of debt of approximately $3.3 million primarily for the write off of unamortized deferred financing costs and original issuance discount.

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our $100 million March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. We expect the March 2013 Notes will be paid in full or refinanced by September 15, 2012. At September 30, 2010, the Credit Facility provides for up to $100.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million in Canadian or U.S. Dollar loans to a Canadian subsidiary and the amount committed under the Credit Facility for loans to a Canadian subsidiary was $45.0 million and $405.0 million was allocated to the U.S. revolving credit facility. At September 30, 2010, there was $11.3 million borrowed under the revolving credit facility; $2.0 million in borrowings by the Canadian subsidiary, denominated in U.S. dollars and $9.3 million under the U.S. revolver consisting of U.S. dollar swing/base loans (as defined below). At September 30, 2010, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.7 million, were approximately $408.0 million.

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

	Range		September 30, 2010
Applicable margin/percentage for determining:
Base Rate Loans interest rate (1)	0.25	%-1.50%	0.25%
Banker’s Acceptance and LIBOR Loans interest rate (1)	1.25	%-2.50%	1.25%
Facility commitment fee (2)	0.175	%-0.40%	0.175%

(1)	The rates vary based on the ratio of our total funded debt to EBITDA as defined in the Credit Facility (“Leverage Ratio”).
(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio.

The applicable margin for determining the interest rate of the term loan B prior to its repayment was fixed at 1.75% per annum in the case of Base Rate Loans and 2.75% for LIBOR Loans. If we selected LIBOR Loans for the term B facility, we would have agreed to pay term loan B lenders a minimum LIBOR rate of 3.00% plus the applicable margin then in effect. The variable rate on our term loan A facility, before the effect of interest rate swaps, was 1.51% at September 30, 2010, and 1.77% at September 30, 2009. The variable rate on our term loan B facility was 5.75% at September 30, 2009. We had interest rates on our revolving credit facility for borrowings both in the U.S. and Canada, ranging from 1.51% to 3.50% at September 30, 2010 and from 1.76% to 3.75% at September 30, 2009.

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

The Credit Facility includes usual and customary affirmative and negative covenants, including maintenance of financial ratios and restrictions on the creation of additional long-term and short-term debt, the creation or existence of certain liens, the occurrence of certain mergers, acquisitions or disposals of assets and certain leasing arrangements, the occurrence of certain fundamental changes in the primary nature of our consolidated business, the nature of certain investments, and other matters. Financial covenants include maintenance of a maximum Leverage Ratio, which as of September 30, 2010 was 3.75 to

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.00 (which decreases to 3.50 to 1.00 over the term of the loans), a minimum Consolidated Interest Coverage Ratio of 3.25 to 1.00 (which increases to 3.50 to 1.00 over the term of the loans), and a minimum Consolidated Net Worth of not less than the sum of $525.0 million plus 50% of cumulative Consolidated Net Income (in each case as defined in the Credit Facility documentation). We are permitted under our Credit Facility to repurchase our capital stock and pay cash dividends. If on a pro forma basis our Leverage Ratio does not exceed 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the covenants in the Credit Facility documentation, we are permitted to make stock repurchases and dividend declarations in the aggregate amount up to 50% of cumulative Consolidated Net Income from April 1, 2008 through the last day of the most recent fiscal quarter end for which financial statements have been delivered. If on a pro forma basis our Leverage Ratio is greater than 3.00 to 1.00, no default or event of default exists under the Credit Facility and we are able to incur an additional $1.00 of funded debt under the debt and financial covenants in the Credit Facility documentation, the aggregate amount of stock repurchases and dividend declarations shall not exceed $30.0 million per year (revised to $50 million in the October 2010 amendment). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

On July 21, 2009, we amended our Credit Facility to, among other things, allow us to refinance the March 2016 Notes and to redeem, repurchase, defease, purchase prior to maturity or prepay the August 2011 Notes and/or the March 2013 Notes in an aggregate amount not to exceed (i) an annual limit of $85 million in any fiscal year plus, at the beginning of the fiscal year ended September 30, 2011, $85 million plus the unused amount available under the annual limit for the immediately preceding fiscal year and (ii) $170 million for all such redemptions, repurchases, defeasances, purchases or prepayments (collectively, the “repurchases”), subject in each case to certain conditions. Such repurchases are available to us as long as no default or event of default has occurred or would be directly or indirectly caused as a result thereof, subject to availability under the Aggregate Revolving Committed Amount of at least $300 million. In addition, when the Leverage Ratio does not exceed 3.00 to 1.00 after giving effect to all such repurchases on a Pro Forma Basis, as such terms are defined in the Credit Facility, as amended, we may repurchase an additional $100 million of the August 2011 Notes and/or March 2013 Notes. On February 3, 2010 we amended our Credit Facility to among other things adjust our ability to borrow unsecured debt subject to certain conditions outlined in the amendment, including a maximum Leverage Ratio, calculated on a pro forma basis, not to exceed 3.50 to 1.00, if such indebtedness is incurred through and including June 30, 2011, and 3.25 to 1.00 if such indebtedness is incurred at any time thereafter.

On November 1, 2010, we amended our Credit Facility to, among other things, allow us the following additional flexibility to conduct our business: (1) the maximum annual consolidated capital expenditures permitted to be made by us has been increased to $200 million for the fiscal year ending September 30, 2011 (which annual maximum will be reduced, for the fiscal year ending September 30, 2012 and each fiscal year thereafter, to $175 million plus an unused amount of up to $50 million from the preceding year); (2) the aggregate amount of additional investments permitted to be made by us has been increased to $50 million; (3) the aggregate amount of joint venture investments permitted to be made by us has been increased to $125 million (subject to certain adjustments); (4) the aggregate amount of all investments permitted to be made by us in and loans to any Canadian Credit Party (as defined in the Credit Facility) by the U.S. Credit Parties (as defined in the Credit Facility) has been increased to $300 million; (5) the aggregate amount of all cash dividends and cash repurchases of our capital stock permitted to be made by us has been increased to $50 million per fiscal year; and (6) the aggregate amount of all permitted securitization transactions, at any time, permitted to be entered into by us has been increased to $275 million for each fiscal year. In addition, the amendment provides that we may, subject to certain conditions, including minimum borrowing availability and maximum leverage ratio conditions, redeem, repurchase, defease, purchase prior to maturity or prepay our 8.20% senior notes due 2011 and 5.625% senior notes due 2013.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	At September 30, 2010 and 2009, we had $75.0 million and $100.0 million, respectively, outstanding under our $135.0 million receivables-backed financing facility (the “Receivables Facility”) which is set it to expire on July 13, 2012. Accordingly, such borrowings are classified as long-term at September 30, 2010 and September 30, 2009. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.08% and 2.53% as of September 30, 2010 and September 30, 2009, respectively. The commitment fee for this facility is 1.0%. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2010 and September 30, 2009, maximum available borrowings under this facility were approximately $135.0 million and $114.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2010 was approximately $260 million.

(f)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of September 30, 2010, the outstanding amount of direct pay letters of credit supporting all IDBs was $17.7 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility, accordingly, the IDBs are classified as long-term at September 30, 2010 and September 30, 2009. During fiscal 2009, $1.9 million of IDBs were tendered by their holders and were not able to be remarketed. These bonds were tendered by the investors as the credit ratings of the bank that issues the letters of credit backing the IDBs were lowered. To maintain the tax advantages associated with these IDBs, we voluntarily purchased these bonds and held them until they were successfully remarketed in November 2009, at which time they are included in debt outstanding.

As of September 30, 2010, the aggregate maturities of debt for the succeeding five fiscal years are as follows (in millions):

2011	$230.4
2012	251.7
2013	315.8
2014	1.0
2015	10.3
Thereafter	318.8
Unamortized hedge adjustments from terminated interest rate swaps	1.9
Unamortized bond discount	(1.0)

Total debt	$1,128.9

Included in the table above are $1.2 million of unamortized hedge adjustments from terminated interest rate swaps which are current. The March 2013 Notes are reflected in the table above as being paid in full or refinanced by September 15, 2012 as discussed in footnote (d) above.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. In October 2007, we paid $3.5 million to terminate all of our then open interest rate swaps and in January 2008 we entered into floating-to-fixed interest rate swaps that we terminated in June 2008 and received proceeds of $10.4 million. As of September 30, 2010, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of September 30, 2010, the aggregate notional amount of outstanding debt related to these interest rate swaps was $298 million, declining at periodic intervals through April 2012 to an aggregate notional amount of $132 million prior to expiration. On October 1, 2010, the aggregate notional amount of these swaps declined to $256 million.

During fiscal 2008, we reclassified net pre-tax deferred losses of $1.2 million from accumulated other comprehensive income to earnings as a result of the discontinuance of certain commodity derivative cash flow hedges because it was probable the related forecasted transactions being hedged would not occur.

As of September 30, 2010 and September 30, 2009, we had the following outstanding commodity derivatives that were entered into to hedge forecasted sales:

	September 30, 2010		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Paperboard, net	0	Tons	33,000	Tons

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During each of fiscal 2010, 2009 and 2008, $1.6 million, $1.9 million and $1.9 million, respectively, were amortized to earnings as a reduction of interest expense. During 2010 in connection with the partial extinguishment of our March 2013 Notes, $0.3 million of unamortized gain on previously terminated interest rate swaps was amortized into earnings as a component of loss on extinguishment of debt. In connection with our May 29, 2009 purchase of $93.3 million of tendered August 2011 Notes, $1.0 million, representing the proportionate amount of unamortized gain on previously terminated interest rate swaps associated with the extinguished debt, was reclassified to earnings as a component of loss on extinguishment of debt.

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

As of September 30, 2010 and September 30, 2009, we had the following outstanding commodity derivatives related to forecasted purchases that were not designated as accounting hedges:

	September 30, 2010		September 30, 2009
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	24,500	Tons	2,100	Tons

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation for the year ended September 30, (in millions):

		Asset Derivatives			Liability Derivatives
Type of Derivative	Balance Sheet Location	2010 Fair Value	2009 Fair Value	Balance Sheet Location	2010 Fair Value	2009 Fair Value

Derivatives designated as hedging instruments:

Interest rate	N/A	$0.0	$0.0	Other current liabilities	$8.7	$12.7
Interest rate	N/A	0.0	0.0	Other long-term liabilities	3.3	5.6
Commodity	Other current assets	0.0	0.4	Other current liabilities	0.0	0.0

		$0.0	$0.4		$12.0	$18.3

Derivatives not designated as hedging instruments:
Interest rate	Other assets	$0.0	$0.5	Other long-term liabilities	$1.2	$0.0
Commodity	Other current assets	1.2	2.0	Other current liabilities	0.4	1.8
Commodity	Other assets	0.2	0.6	Other long-term liabilities	0.0	0.6

		$1.4	$3.1		$1.6	$2.4

Total fair values		$1.4	$3.5		$13.6	$20.7

The following tables summarize the location and amount of pre-tax gains and losses on derivative instruments in the Consolidated Statements of Income segregated by type of contract and designation for the year ended September 30, (in millions):

Derivatives in Cash Flow Hedging Relationships:

Amount of gain or (loss) recognized in other comprehensive income on derivative – effective portion (in millions):

Type of Derivative					2010	2009

Interest rate					$(6.5)	$(27.8)
Commodity					0.3	0.5

Total					$(6.2)	$(27.3)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income – effective portion, and location of where gain or (loss) is recorded (in millions):

Type of Derivative	Location	2010	2009

Interest rate	Interest expense	$(10.7)	$(8.4)
Commodity	Net sales	0.8	0.0

Total		$(9.9)	$(8.4)

Amount of gain or (loss) recognized in income on derivative – ineffective portion and amount excluded from effectiveness testing, and location of where gain or (loss) is recorded (in millions):

Type of Derivative	Location	2010	2009

Interest rate	N/A	$0.0	$0.0
Commodity	Net sales	(0.6)	0.1

Total		$(0.6)	$0.1

Derivatives Not Designated As Hedging Instruments:

Amount of gain or (loss) recognized in income on derivative and location of where gain or (loss) is recorded (in millions):

Type of Derivative	Location	2010	2009

Interest rate	Selling, general and administrative expenses	$(1.7)	$0.5
Commodity	Interest income and other income, net	0.0	0.4
Commodity	Net sales	0.9	0.1

Total		$(0.8)	$1.0

As of September 30, 2010, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $6.6 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately recorded in accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position at September 30, 2010 is approximately $12.0 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination value of approximately $12.1 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2010 is approximately $0.4 million.

Note 12. Fair Value

Assets and Liabilities Measured at Fair Value

We estimate fair values in accordance with ASC 820. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy as follows:

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$4.0	$0.0	$0.0	$4.0
Commodity derivatives	$0.0	$0.0	$1.4	$1.4

Liabilities:
Interest rate derivatives	$0.0	$13.2	$0.0	$13.2
Commodity derivatives	$0.0	$0.0	$0.4	$0.4

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the years ended September 30, (in millions):

	2010	2009
Beginning asset (liability) balance, net	$0.6	$(0.1)
Realized and unrealized net gains recorded in net sales	0.6	0.2
Realized and unrealized net gains recorded in interest income and other income, net	0.0	0.4
Realized and unrealized net gains deferred in other comprehensive income	0.0	0.5
Settlements	(0.2)	(0.4)

Ending asset balance, net	$1.0	$0.6

The following table provides a summary of unrealized net gains and losses during the year ended September 30, 2010 and 2009 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at September 30, 2010 and 2009 (in millions):

	2010	2009
Unrealized net gain recorded in net sales	$0.9	$0.5

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	September 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$155.9	$162.8	$157.2	$160.8
March 2013 Notes (1)	81.1	84.1	101.1	97.4
March 2016 Notes (1)	299.1	330.0	298.9	321.8
Term loan facilities (2)	470.1	466.1	643.8	636.4
Revolving credit and swing facilities (3)	11.3	11.3	19.1	19.1
Receivables Facility (3)	75.0	75.0	100.0	100.0
Industrial development revenue bonds (3)	17.4	17.4	16.9	16.9
Other fixed rate long-term debt (2)	19.0	20.5	12.4	12.5

Total debt	$1,128.9	$1,167.2	$1,349.4	$1,364.9

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we would realize in a current market transaction.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2010 and 2009, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 13. Leases

We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, future minimum lease payments under all noncancelable leases for the succeeding five fiscal years, including certain maintenance charges on transportation equipment, are as follows (in millions):

2011	$11.6
2012	8.0
2013	5.7
2014	3.6
2015	2.0
Thereafter	2.6

Total future minimum lease payments	$33.5

Rental expense for the years ended September 30, 2010, 2009, and 2008 was approximately $21.6 million, $24.1 million and $22.1 million, respectively, including lease payments under cancelable leases.

Note 14. Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
United States	$263.6	$291.8	$114.0
Foreign	31.8	25.7	17.4

Income before income taxes	$295.4	$317.5	$131.4

The provisions for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2010	2009	2008
Current income taxes:
Federal	$92.7	$33.9	$13.0
State	11.3	3.3	2.3
Foreign	11.8	8.4	6.2

Total current	115.8	45.6	21.5

Deferred income taxes:
Federal	(57.6)	44.7	23.8
State	5.2	2.4	1.4
Foreign	1.3	(1.1)	(2.4)

Total deferred	(51.1)	46.0	22.8

Provision for income taxes	$64.7	$91.6	$44.3

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
Adjustment of deferred taxes for changes in state and foreign tax rates	(0.2)	0.0	(0.5)
Adjustment and resolution of federal and state tax uncertainties	(0.3)	(0.2)	0.4
State taxes, net of federal benefit	1.9	1.7	2.2
Research and development and other tax credits, net of valuation allowances	(1.5)	(1.7)	(2.1)
Alternative fuel credits	(3.4)	(6.2)	0.0
Cellulosic biofuel credit, net of incremental state tax impact	(9.4)	0.0	0.0
Income attributable to noncontrolling interest	(0.2)	(0.3)	(1.4)
Other, net	0.0	0.6	0.1

Effective tax rate	21.9%	28.9%	33.7%

The amount included above for state taxes, net of federal benefit for fiscal 2010 has been adjusted to exclude the incremental state tax expense recorded related to the cellulosic biofuel producer credit. The state tax amount has been included in the amount shown for cellulosic biofuel producer credit.

In fiscal 2010, we recognized approximately $29.0 million of an alternative fuel mixture credit, which is not taxable for federal or state income tax purposes for the period October 1, 2009 to December 31, 2009. Additionally, we recorded a tax benefit of $27.6 million related to the cellulosic biofuel producer credit. In fiscal 2010, we recorded a tax benefit of $4.4 million related to research, foreign tax, and other federal tax credits. For additional information regarding the AFMC or the CBPC see “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit”.

In fiscal 2009, we recorded a tax benefit of $1.7 million tax benefit related to research tax credits, and a $3.7 million tax benefit related to other federal and state tax credits and we recognized approximately $55.4 million of an alternative fuel mixture credit, which is not taxable for federal or state income tax purposes.

In fiscal 2008, we incurred a deferred tax benefit of $1.4 million related to a tax rate reduction in Canada. We recorded state tax expense of $0.7 million related to a change in our state effective tax rate on our domestic operating entities from approximately 3.4% to approximately 3.7% primarily attributable to the estimated impact of the Southern Container Acquisition and the impact of changes in state tax laws on deferred taxes. We recorded a tax benefit of $2.6 million related to federal, state, and foreign research and development and other tax credits, net of valuation allowances.

We incurred research and development costs of an estimated $12 million, $12 million and $15 million in fiscal 2010, 2009, and 2008, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2010	2009
Deferred income tax assets:
Accruals and allowances	$2.3	$2.8
Employee related accruals and allowances	20.5	13.5
Pension obligations	45.4	57.9
State net operating loss carryforwards	4.0	9.2
State credit carryforwards, net of federal benefit	41.6	36.2
CBPC and other federal tax credit carryforwards	79.2	0.6
Other	22.5	21.7
Valuation allowances	(40.2)	(37.2)

Total	175.3	104.7

Deferred income tax liabilities:
Property, plant and equipment	211.3	196.5
Deductible intangibles and goodwill	57.5	40.6
Inventory reserves	0.8	0.7
Other	7.2	9.6

Total	276.8	247.4

Net deferred income tax liability	$101.7	$142.7

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2010	2009
Current deferred tax asset	$64.7	$6.5
Long-term deferred tax liability	166.4	149.2

Net deferred income tax liability	$101.7	$142.7

At September 30, 2010 and September 30, 2009, net operating losses, for state tax reporting purposes, of approximately $79 million and $191 million, respectively, were available for carry forward. These loss carry forwards generally expire within 5 to 20 years. We have recorded deferred tax assets of $4.0 million and $9.2 million at September 30, 2010 and 2009, respectively, as our estimate of the future benefit of these losses, and we have also recorded valuation allowances of $1.2 million and $2.4 million at September 30, 2010 and 2009, respectively, against these assets. In addition, at September 30, 2010 and 2009, certain allowable state tax credits were available for carry forward. These state carry forwards generally expire within 5 to 10 years, however, certain state credits do not expire. We have recorded a deferred tax asset of $41.6 million and $36.2 million at September 30, 2010 and 2009, respectively, as our estimate of the future benefit of these credits, and we have recorded a valuation allowance of $33.4 million and $29.4 million at September 30, 2010 and 2009, respectively, against these assets. The fiscal 2010 and 2009 valuation allowance includes $33.1 million and $29.1 million, respectively, related to state investment and employment tax credits generated by our Southern Container Acquisition and its subsequent operations. The valuation allowance has been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. At

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2010 and 2009, $4.2 million of the valuation allowance relates to deferred tax assets resulting primarily from increases in our pension obligations recorded in other comprehensive income. The valuation allowance has been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate tax jurisdictions and was reflected as a charge to other comprehensive income in fiscal 2009. At September 30, 2010 and September 30, 2009, we have valuation allowances of $1.2 million and $1.2 million related to foreign capital loss and net operating loss carryforwards. At September 30, 2010 and September 30, 2009, we had income tax receivables of $1.4 million and $34.7 million, respectively, and current deferred income taxes of $64.7 million and $6.5 million, respectively, included in other current assets. The fiscal 2010 current deferred income taxes primarily relates to the portion of the cellulosic biofuel producer credit we expect to utilize in fiscal 2011.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2010, 2009, and 2008 (in millions):

	2010	2009	2008
Balance at the beginning of period	$37.2	$31.5	$3.5
Charges to costs and expenses	5.6	12.0	0.0
Allowances related to the Southern Container Acquisition	0.0	(10.5)	28.5
Charges to other comprehensive income (loss)	0.0	4.2	0.0
Deductions	(2.6)	0.0	(0.5)

Balance at the end of period	$40.2	$37.2	$31.5

As of September 30, 2010, except for cellulosic biofuel and alternative minimum tax credits, we utilized all federal tax credits available to us. As of September 30, 2009, except for alternative fuel mixture credit and certain foreign tax credits, we utilized all federal tax credits available to us and have no deferred tax assets other than those related to foreign tax credits.

Earnings from all foreign subsidiaries, except for one, from the date we acquired the operations are subject to repatriation, and we provide for taxes accordingly. We consider earnings accumulated prior to October 2009 of one of our foreign subsidiaries as indefinitely reinvested. As of September 30, 2010, we estimate those indefinitely invested earnings to be approximately $42.6 million. We have not provided for any incremental United States taxes that would be due upon the repatriation of those earnings to the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. We estimate the amount of unrecognized deferred income tax liability on these indefinitely reinvested earnings to be approximately $2 million.

During fiscal 2010, we reversed $2.2 million of our gross unrecognized tax benefit due to expiration of statutes. Of this balance, approximately $1.6 million impacted the effective tax rate. During fiscal 2009, we reversed $1.4 million of our gross unrecognized tax benefit due to expiration of statutes, all of which impacted the effective tax rate. As of the September 30, 2010, the gross amount of unrecognized tax benefits was approximately $12.2 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.8 million would benefit the effective tax rate. As of the September 30, 2009, the gross amount of unrecognized tax benefits was approximately $13.1 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $6.0 million would benefit the effective tax rate. In fiscal 2011, we estimate $3.0 million of our gross unrecognized tax benefit will reverse due to expiration of statutes. Of this balance, approximately $1.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million would impact the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2010	2009	2008
Balance at the beginning of period	$13.1	$12.6	$9.6
Additions related to Southern Container Acquisition	0.0	1.7	1.9
Additions for tax positions taken in prior years	1.3	0.5	1.4
Reductions as a result of a lapse of the applicable statute of limitations	(2.2)	(1.7)	(0.3)

Balance at the end of period	$12.2	$13.1	$12.6

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2010 and September 30, 2009, we had a recorded liability of $3.5 million and $2.6 million, respectively, for the payment of interest and penalties related to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2010 and 2009 include $1.6 million and $0.5 million, respectively, related to interest and penalties related to the liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2007.

Note 15. Retirement Plans

Defined Benefit Pension Plans

As of September 30, 2010 we merged our five defined benefit pension plans into two surviving plans. Approximately 40% of our employees in the United States are currently accruing benefits under the two plans In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. Approximately 34% of our employees are covered by collective bargaining agreements, including approximately 2% of our employees who are covered by collective bargaining agreements that have expired and another 5% who are covered by collective bargaining agreements that expire within one year. We have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

Salaried and nonunion hourly employees hired on or after January 1, 2005 are not eligible to participate in our defined benefit plans. However, we provide an enhanced 401(k) plan match for such employees: 100% match on the first 4% of eligible pay contributed by the employee. In addition, effective January 1, 2005, then current employees who were less than 35 years old and who had less than 5 years of vesting service on December 31, 2004 were no longer eligible to participate in our defined benefit plans after December 31, 2004. Effective March 1, 2005, then current employees who were 35 years old or older or who had 5 years or more of vesting service on December 31, 2004 were required to elect one of two options: (1) a reduced future pension accrual based on a revised benefit formula and the current 401(k) plans’ match or (2) no future pension accrual and the enhanced 401(k) plan match.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our Defined Benefit Investment Committee meets at least four times a year with an investment advisor to review each management firm’s performance and monitor their compliance with their stated goals, our investment policy and ERISA standards. In fiscal 2010, following the Defined Benefit Investment Committee’s review of the overall management of the pension plan assets, we hired a new asset investment advisor and pension strategy advisor.

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisor, we adopted the following target allocations to produce desired performance:

Target Allocations

	2010	2009
Equity investments	50-80%	50-80%
Fixed income investments	15-45%	15-45%
Short term investments	0-35%	0-35%
Alternative investments	0-10%	0-10%

These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges.

Our pension plans’ asset allocations at September 30, by asset category, were as follows:

	2010	2009
Equity investments	56%	55%
Fixed income investments	31%	35%
Alternative investments	11%	0%
Short-term investments	2%	10%

Total	100%	100%

We manage our retirement plans in accordance with the provisions of ERISA and the regulations pertaining thereto. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our alternative investments also meet our multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We currently expect to contribute approximately $25 million to our qualified defined benefit plans in fiscal 2011 (unaudited). However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. We use a September 30 measurement date.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to measure the pension plan obligations at September 30 were:

	2010	2009
Discount rate – U.S. Qualified Plans	5.41%	5.53%
Discount rate – SERP	3.21%	4.21%

We determine the discount rate with the assistance of actuaries. For September 30, 2010, the discount rate for the U.S. Qualified Plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the SERP was determined based on a yield curve developed by our actuary. For September 30, 2009, the discount rate for all plans was determined based on the Citigroup Pension Discount Curve.

The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2010 discount rate for the U.S. Qualified Plans includes bonds rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the calculation assumes those excess proceeds are reinvested at one-year forward rates implied by a current corporate bond forward yield curve. The purchase price of the bond portfolio is set as the net present value of plan benefit payments, and the resulting net present value is used to derive the discount rate.

Under the approaches based on a yield curve, the benefits paid in each future year were discounted to the present at the rate of the respective yield curve for that year. For benefit cash flows beyond 30 years we used the 30 year rate of the respective yield curve.

These present values were added up and a discount rate for each plan was determined that would develop the same present value as the sum of the individual years. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2010 was 0.4-3.50% for the first three years and 2.0-3.5% thereafter, varying by plan, for the U.S. Qualified Plans, and 6.0% for all forecast years for the SERP. Our weighted-average assumption for the expected increase in compensation levels as of September 30, 2009 was 2.0-3.5% for the first three years and 3.0-3.5% thereafter, varying by plan, for the U.S. Qualified Plans, and 7.0% for all forecast years for the SERP. Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets every 3 to 5 years through an asset allocation study with either our actuary or investment advisor. For fiscal 2011, we are lowering our expected rate of return to 8.15% based on an updated analysis of our long-term expected rate of return and our current asset allocation.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in benefit obligation (in millions):

	Year Ended September 30,
	2010	2009
Benefit obligation at beginning of year	$438.9	$326.2
Service cost	11.1	8.0
Interest cost	23.8	23.6
Amendments	0.3	1.5
Actuarial loss	14.3	94.9
Benefits paid	(16.3)	(15.3)

Benefit obligation at end of year	$472.1	$438.9

The accumulated benefit obligation of the plans was $458.3 million and $421.9 million at September 30, 2010 and 2009, respectively. At September 30, 2010 and 2009, no plans had a fair value of plan assets which exceeded their accumulated benefit obligation.

Changes in plan assets (in millions):

	Year Ended September 30,
	2010	2009
Fair value of plan assets at beginning of year	$277.3	$255.8
Actual gain (loss) on plan assets	24.6	(4.1)
Employer contributions	20.7	40.9
Benefits paid	(16.3)	(15.3)

Fair value of assets at end of year	$306.3	$277.3

The under funded status of the plans at September 30, 2010 and 2009 was $165.8 million and $161.6 million, respectively. The table below sets forth the amounts recognized in the consolidated balance sheets (in millions):

	Year Ended September 30,
	2010	2009
Other current liability	$(0.5)	$(0.1)
Accrued pension and other long-term benefits	(165.3)	(161.5)

Net amount recognized	$(165.8)	$(161.6)

The pre-tax amounts in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of (in millions):

	September 30,
	2010	2009
Net actuarial loss	$205.7	$211.4
Prior service cost	3.2	3.9

Total accumulated other comprehensive loss	$208.9	$215.3

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive loss are as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Net actuarial loss arising during period	$13.6	$121.3	$35.3
Amortization of net actuarial loss	(19.3)	(7.4)	(3.2)
Prior service cost arising during period	0.2	1.5	0.2
Amortization of prior service cost	(0.9)	(1.2)	(0.4)

Net amount recognized in other comprehensive loss	$(6.4)	$114.2	$31.9

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following (in millions):

	Year Ended September 30,
	2010	2009	2008
Service cost	$11.1	$8.0	$9.3
Interest cost	23.8	23.6	21.5
Expected return on plan assets	(23.9)	(22.4)	(27.3)
Net amortization of actuarial loss	19.3	7.4	3.2
Net amortization of prior service cost	0.9	1.2	0.4

Total company defined benefit plan expense	31.2	17.8	7.1
Multi-employer plans for collective bargaining employees	1.8	1.6	1.7

Net periodic pension cost	$33.0	$19.4	$8.8

Weighted-average assumptions used in the calculation of pension expense for fiscal years ended:

	2010	2009	2008
Discount rate – U.S. Qualified Plans	5.53%	7.50%	6.25%
Discount rate – SERP	4.21%	6.25-7.375%	6.25%
Expected long-term rate of return on plan assets	8.65%	8.65%	9.00%

For calculating pension expense in fiscal 2010, our weighted-average assumption for the expected increase in compensation was 2.0-3.5% for the first three fiscal years, varying by plan, and 3.0-3.5% thereafter for the U.S. Qualified Plans. For calculating pension expense in fiscal 2009, our weighted-average assumption for the expected increase in compensation was 3.0-3.5% for the first three fiscal years, varying by plan, and 3.5% thereafter for the U.S. Qualified Plans. For calculating pension expense in fiscal 2008, our weighted-average assumption for the expected increase in compensation was 3.0% for the next four fiscal years, and 3.5% thereafter for the U.S. Qualified Plans. The expense for multi-employer plans for collective bargaining employees equals the contributions for these plans. For fiscal 2011, we are lowering our expected rate of return to 8.15% based on an updated analysis of our long-term expected rate of return and our current asset allocation.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2011 are as follows (in millions):

Actuarial loss	$18.5
Prior service cost	0.7

$19.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projection of estimated benefit payments (unaudited), which reflect expected future service, as appropriate, excluding $24.1 million of estimated benefit payments for the SERP because the timing of payments are uncertain, are as follows (in millions):

2011	$18.5
2012	19.9
2013	21.3
2014	22.7
2015	24.0
Years 2016 – 2020	141.4

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 20010 (in millions):

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities: (a)
U.S. equities	$147.2	$135.4	$11.8	$0.0
Non-U.S.equities	24.7	24.7	0.0	0.0
Fixed income securities:
U.S. government securities (b)	23.3	0.0	23.3	0.0
Non-U.S. government securities (c)	7.4	0.0	7.4	0.0
US corporate bonds (c)	21.5	9.4	12.1	0.0
Non-US corporate bonds (c)	8.0	0.0	6.6	1.4
Mortgage-backed securities (c)	29.7	0.0	29.7	0.0
Other fixed income (d)	5.9	0.0	5.9	0.0
Short-term investments (e)	5.1	5.1	0.0	0.0
Other investments:
Alternative investments (f)	33.5	0.0	10.5	23.0

	$306.3	$174.6	$107.3	$24.4

(a)

Equity securities are comprised of the following investment types: (1) common stock; (2) preferred stock and (3) an equity exchange traded fund. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. The investment in the exchange traded fund is valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(b)	U.S. government securities include treasury and agency debt. These investments are valued using a broker quote in an active market.

(c)

These investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The U.S. corporate bonds category is primarily comprised of U.S. dollar denominated investment grade securities.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)

Other fixed income is comprised of municipal and asset-backed securities. Investments are valued utilizing a market approach that includes various valuation techniques and sources such as, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

(e)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in interest-bearing accounts.

(f)

Alternative investments are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date. The alternative investments are diversified with nine hedge fund managers across different strategies and one venture capital fund.

The following table summarizes the changes in our Level 3 pension plan assets for the year ended September 30, 2010 (in millions):

	Non-US Corporate Bonds	Other Fixed Income	Alternative Investments	Total
Balance as of September 30, 2009	$0.0	$90.5	$27.4	$117.9
Purchases, sales, issuances, and settlements, net	1.3	(95.0)	(6.9)	(100.6)
Unrealized (losses)/gains, net, relating to instruments still held at end of year	0.1	4.5	2.5	7.1

Balance as of September 30, 2010	$1.4	$0.0	$23.0	$24.4

Various alternative investments are subject to initial one year lock-up restrictions with monthly or quarterly redemption requirements that include specified days notice to liquidate. As such these alternative investments are categorized as level 3 assets. In addition, during the year we sold certain level 3 fixed income investments that were participating in securities lending arrangements.

401(k) Plans

We have 401(k) plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. These 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. We generally provide matching expense, net of forfeitures, of $0.50 on the dollar for the first 6% for those individuals not participating in the enhanced 401(k) plan match. Under the enhanced 401(k) plan match, we provide matching expense that is dollar for dollar on the first 4%. Due primarily to acquisitions, we have other plans that cover some employees with other varied terms with company contributions ranging from 0% to 7%. During fiscal 2010, 2009, and 2008, we recorded expense of $12.3 million, $11.2 million, and $9.3 million, respectively, related to the 401(k) plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based section was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in certain 401(k) plans in an

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans (the “Obligations”) are our unsecured obligations, and rank equally with our other unsecured and unsubordinated indebtedness outstanding from time to time. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and 6% of eligible bonus. We match $0.50 on the dollar of the amount contributed in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The amount recorded for both the asset and liability was $4.0 million at September 30, 2010. The benchmark investment alternatives available under the Supplemental Plans are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives available under our 401(k) plans. We recorded matching expense of $0.2 million in fiscal 2010 and $0.1 million in each of fiscal 2009 and 2008, respectively.

Note 16. Shareholders’ Equity

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase from time to time of shares of Common Stock over an indefinite period of time. Our stock repurchase plan as amended allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2010, we repurchased approximately 0.1 million shares for an aggregate cost of $3.6 million. In fiscal 2009 and 2008, we did not repurchase any shares of Common Stock. As of September 30, 2010, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

Note 17. Stock Based Compensation

Stock-based Compensation Plan

We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our 1993 Stock Option Plan as amended and restated, our 2000 Incentive Stock Plan, and our 2004 Incentive Stock Plan, as amended. We also maintain an employee stock purchase plan that provides for the purchase of shares by all of our eligible employees at a 15% discount.

Our 2004 Incentive Stock Plan, as amended, allows for the granting of options and restricted stock to certain key employees for the purchase of a maximum of approximately 4.6 million shares of Common Stock which

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consists of 4.1 million shares plus the number of shares which would remain available for issuance under each preexisting plan if shares were issued on the effective date of this plan sufficient to satisfy grants then outstanding, plus the number of shares of Common Stock subject to grants under any preexisting plan which are outstanding on the effective date of this plan and which are forfeited or expire on or after such effective date. As of September 30, 2010, approximately 1.2 million shares were available for future grant of options and restricted stock. If all adjustable share restricted stock awards achieve the maximum adjustment of 150% of target, approximately 0.3 million additional shares would be issued and reduce the number of shares available for future grant.

Our results of operations for the fiscal years ended September 30, 2010, 2009, and 2008 include stock-based compensation expense of $16.0 million, $11.9 million and $9.2 million, respectively. The total income tax benefit in the results of operations in connection with stock-based compensation was $6.0 million, $4.5 million and $2.9 million, for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $4.3 million, $5.5 million and $1.8 million were included in cash used for financing activities in fiscal 2010, 2009, and 2008, respectively. Cash received from stock-based payment arrangements for the fiscal years ended September 30, 2010, 2009, and 2008 was $5.7 million, $5.4 million and $5.3 million, respectively.

Stock Options

Options granted under our plan have an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of up to five years and have 10-year contractual terms. Our option grants provide for accelerated vesting if there is a change in control (as defined in the Plan).

We estimate, at the date of grant, the fair values for the options we granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and expectations for the future.

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods:

	2010	2009	2008
Expected term in years	5.0	4.9	5.0
Expected volatility	48.2%	46.4%	37.9%
Risk-free interest rate	2.3%	1.6%	2.5%
Dividend yield	1.4%	1.4%	1.5%

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2009	1,014,766	$26.23
Granted	143,700	42.69
Exercised	(204,751)	22.93
Forfeited	(16,961)	28.12

Outstanding at September 30, 2010	936,754	$29.44	7.2 years	$19.1

Exercisable at September 30, 2010	498,571	$26.06	6.0 years	$11.8

Expected to vest at September 30, 2010	419,945	$33.20	8.5 years	$7.0

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2010, 2009, and 2008 was $16.81, $9.88, and $9.66 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2010, 2009, and 2008 was $5.6 million, $12.1 million, and $4.7 million, respectively.

As of September 30, 2010, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.7 years. We amortize these costs using the accelerated attribution method.

Restricted Stock

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Goals may vary from grant to grant, however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, certain increases in earnings per share, achievement of certain stock price targets, achievement of various financial targets, or percentage return on common stock or annual average return over capital costs compared to our Peer Group (as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 150% of target or decreased to zero. The grants generally vest over a period of 3 to 5 years depending on the nature of the goal, except for non-employee director grants which vest over one year. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable Plan).

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights; should the service conditions not be met the restricted Common Stock is forfeited. At September 30, 2010 and 2009, restricted shares of 0.3 million and 0.5 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our unvested restricted stock awards as of September 30, 2010 and changes during the fiscal year ended September 30, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2009	1,050,584	$25.53
Granted	326,850	42.06
Vested	(361,552)	27.33
Forfeited	(33,126)	26.98

Unvested at September 30, 2010	982,756	$30.32

There was approximately $19.2 million of total unrecognized compensation cost related to all unvested restricted shares as of September 30, 2010 that will be recognized over a weighted average remaining vesting period of 1.3 years.

The following table represents a summary of restricted stock vested in fiscal 2010, 2009, and 2008 (in millions, except shares):

	2010	2009	2008
Shares of restricted stock vested	361,552	199,177	138,547
Aggregate fair value of restricted stock vested	$16.9	$7.3	$4.3

The following table represents a summary of restricted stock shares granted in fiscal 2010, 2009, and 2008 with terms defined in the applicable grant letters pursuant to our 2004 Incentive Stock Plan, as amended. The shares are not deemed to be issued until the relevant performance or market conditions have been met, unless otherwise noted. Excluding employee restricted stock grants beginning in fiscal 2010, once the relevant performance or market conditions have been met, the shares will be deemed issued and will have voting and dividend rights as of that time, but they will be held by the Company and will be subject to forfeiture if the service conditions are not met.

	2010	2009	2008
Shares of restricted stock granted to non-employee directors (1)	22,000	27,500	25,000
Shares of restricted stock granted to employees:
Shares granted with a service condition (2)	0	72,625	0
Shares granted for attainment of a performance condition at an amount in excess of target (4)	50,400	53,840	0
Shares granted with a service condition and:
Cash Flow to Equity Ratio performance condition at target (3)	254,450	279,825	0
Debt to EBITDA Ratio performance condition at target (3)	0	0	129,075
Annual Average Return over Capital Costs performance condition at target (3)	0	0	46,825
Total Shareholder Return market condition at target (3)(5)	0	0	46,825
Merchandising Displays Operating income performance condition at target (6)	0	0	6,900

Total restricted stock granted	326,850	433,790	254,625

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Non-employee director grants vest over one year and are deemed issued on the grant date and have voting and dividend rights.
(2)	These employee grants vest over three years from the respective grant date.
(3)	These employee grants vest over approximately three years and are adjustable from 0-150% of target subject to the level of performance attained in the respective award agreement.
(4)	Shares issued in fiscal 2010 for the fiscal 2007 Annual Average Return over Capital Costs and the fiscal 2007 Total Shareholder Return grants which attained performance at 150% of the respective target. Shares issued in fiscal 2009 for the fiscal 2008 Debt to EBITDA grant which attained performance at 150% of target.
(5)	The fiscal 2008 grant with a market condition was valued using a Monte Carlo simulation which resulted in a valuation of $38.85. The significant assumptions used in valuing this grant were: an expected volatility of 42.3%, expected dividends of 1.4%%, and a risk free rate of 1.68%. We estimated the expected forfeiture rate to be 4.7%.
(6)	These employee grants vest over one year and are adjustable from 0-125% of target subject to the level of performance attained.

Expense is recognized on grants with a performance condition and service condition on a straight-line basis over the explicit service period when we estimate that it is probable the performance conditions will be satisfied. Expense recognized on grants with a performance condition that affects how many shares are ultimately awarded is based on the number of shares expected to be awarded. Expense is recognized on grants with a market condition and service condition on a straight-line basis over the requisite service period which is based on the explicit service period.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, as amended and restated (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. The Plan allows for the purchase of a total of approximately 4.3 million shares of Common Stock. During fiscal 2010, 2009, and 2008, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the Plan. We recognized $0.4 million of expense for the each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively, relating to the Plan related to the 15% discount on the purchase price allowed to employees. As of September 30, 2010, approximately 0.9 million shares of Common Stock remained available for purchase under the Plan.

Note 18. Related Party Transactions

We sell products to an affiliated company. Net sales to the affiliate for the fiscal years ended September 30, 2010, 2009, and 2008 were approximately $107.5 million, $75.1 million, and $46.8 million, respectively. Accounts receivable due from the affiliated company at September 30, 2010 and 2009 was $21.8 million and $14.2 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

J. Powell Brown, a director of our company since January 2010, is the chief executive officer, president and a shareholder of Brown & Brown, Inc., and was preceded by J. Hyatt Brown, who is chairman and a shareholder of Brown & Brown, Inc. and was a director of our company until January 2010. Brown & Brown Inc. is an insurance agency that brokers a portion of the insurance for our company. During fiscal 2010, 2009, and 2008, we paid Brown & Brown, Inc. approximately $0.3 million each year for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.2 million each year for commissions on premiums for insurance purchased by us. For the fiscal

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 30, 2010, 2009, and 2008, we paid Brown & Brown, Inc., inclusive of fees for services and commissions paid, aggregated approximately $0.5 million each year. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $5.6 million, $6.0 million, and $4.5 million, in fiscal 2010, 2009, and 2008, respectively.

Note 19. Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2010, total approximately $31 million.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

We have made the following guarantees as of September 30, 2010:

•	We have a 49% ownership interest in Seven Hills Paperboard, LLC. The joint venture partners guarantee funding of net losses in proportion to their share of ownership.

•

As part of the Southern Container Acquisition, we acquired two unconsolidated entities for which we guarantee less than $4 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity in an amount of approximately $2 million.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note Receivable

We had a note payable to and a note receivable from an obligor who had filed for bankruptcy protection. We had offset these notes on our Consolidated Balance Sheets for the periods ended March 31, 2010 and September 30, 2009. During the third quarter of fiscal 2010 we agreed to pay $0.2 million to settle the matter and released the remaining $0.3 million previously reserved.

Note 20. Segment Information

We report four business segments. The Consumer Packaging segment consists of facilities that manufacture coated paperboard products and convert paperboard into folding cartons. The Corrugated Packaging segment consists of facilities that manufacture containerboard and produce corrugated packaging and sheet stock. The Merchandising Displays segment consists of facilities that produce displays. The Specialty Paperboard Products segment consists of facilities that manufacture specialty paperboard and convert paperboard into interior packaging, and facilities that collect recovered paper. The Specialty Paperboard Packaging segment consists of two operating segments that are below the required quantitative thresholds; we have aggregated them into one segment which we disclose aggregated in our Specialty Paperboard Packaging segment.

Certain operations included in the segments are located in Canada, Mexico, Chile and Argentina. The table below reflects certain data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2010	2009	2008
Foreign segment income	$32.9	$25.8	$20.7
Foreign long-lived assets	$96.8	$97.3	$103.4

Foreign operations as a percent of consolidated operations:
Net sales to unaffiliated customers	8.9%	8.5%	8.6%
Segment income	7.9%	5.5%	7.9%
Identifiable assets	8.3%	8.9%	8.2%

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is certain business segment information for each of the past three fiscal years (in millions):

	Years Ended September 30,
	2010	2009	2008
Net sales (aggregate):
Consumer Packaging	$1,578.1	$1,503.1	$1,551.4
Corrugated Packaging	800.6	752.9	607.5
Merchandising Displays	333.2	320.6	350.8
Specialty Paperboard Products	368.7	306.9	392.9

Total	$3,080.6	$2,883.5	$2,902.6

Less net sales (intersegment):
Consumer Packaging	$30.6	$25.1	$18.1
Corrugated Packaging	37.3	37.3	31.1
Merchandising Displays	0.6	0.4	0.4
Specialty Paperboard Products	10.7	8.4	14.1

Total	$79.2	$71.2	$63.7

Net sales (unaffiliated customers):
Consumer Packaging	$1,547.5	$1,478.0	$1,533.3
Corrugated Packaging	763.3	715.6	576.4
Merchandising Displays	332.6	320.2	350.4
Specialty Paperboard Products	358.0	298.5	378.8

Total	$3,001.4	$2,812.3	$2,838.9

Segment income:
Consumer Packaging	$214.5	$228.3	$119.8
Corrugated Packaging	139.7	178.9	71.3
Merchandising Displays	36.3	31.9	41.9
Specialty Paperboard Products	26.0	26.5	30.3

Total	416.5	465.6	263.3
Restructuring and other costs, net	(7.4)	(13.4)	(15.6)
Non-allocated expenses	(35.5)	(33.6)	(29.3)
Interest expense	(75.5)	(96.7)	(86.7)
Loss on extinguishment of debt	(2.8)	(4.4)	(1.9)
Interest income and other income, net	0.1	0.0	1.6

Income before income taxes	$295.4	$317.5	$131.4

Identifiable assets:
Consumer Packaging	$1,301.4	$1,286.2	$1,316.6
Corrugated Packaging	1,146.7	1,183.3	1,313.5
Merchandising Displays	167.2	158.1	169.3
Specialty Paperboard Products	173.8	147.8	153.7
Assets held for sale	3.2	0.9	0.7
Corporate	122.6	108.1	59.3

Total	$2,914.9	$2,884.4	$3,013.1

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2010	2009	2008
Goodwill:
Consumer Packaging	$297.7	$296.1	$296.4
Corrugated Packaging	393.0	392.8	383.7
Merchandising Displays	28.0	28.0	28.0
Specialty Paperboard Products	30.1	19.5	18.9

Total	$748.8	$736.4	$727.0

Depreciation and amortization:
Consumer Packaging	$76.4	$75.8	$79.3
Corrugated Packaging	48.2	49.4	32.4
Merchandising Displays	5.1	6.1	6.4
Specialty Paperboard Products	8.0	8.6	8.9
Corporate	9.7	10.1	6.4

Total	$147.4	$150.0	$133.4

Capital expenditures:
Consumer Packaging	$80.3	$41.9	$46.8
Corrugated Packaging	6.7	11.9	18.1
Merchandising Displays	5.5	4.0	6.3
Specialty Paperboard Products	10.0	8.4	6.6
Corporate	3.7	9.7	6.4

Total	$106.2	$75.9	$84.2

Investment in unconsolidated entities:
Consumer Packaging	$1.2	$0.9	$0.6
Merchandising Displays	10.6	10.4	11.4
Specialty Paperboard Products	11.5	12.5	17.4

Total	$23.3	$23.8	$29.4

Equity in income of unconsolidated entities:
Consumer Packaging	$0.7	$0.3	$0.1
Merchandising Displays	0.6	0.6	2.1
Specialty Paperboard Products	(0.5)	(0.8)	0.2

Total	$0.8	$0.1	$2.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2010, 2009 and 2008 are as follows (in millions):

	Consumer Packaging	Corrugated Packaging	Merchandising Displays	Specialty Paperboard Products	Total
Balance as of October 1, 2007
Goodwill	$341.9	$18.5	$28.0	$18.9	$407.3
Accumulated impairment losses	(42.8)	0.0	0.0	0.0	(42.8)

	299.1	18.5	28.0	18.9	364.5

Goodwill acquired	0.1	365.4	0.0	0.0	365.5
Translation and other adjustment	(2.8)	(0.2)	0.0	0.0	(3.0)

Balance as of September 30, 2008
Goodwill	339.2	383.7	28.0	18.9	769.8
Accumulated impairment losses	(42.8)	0.0	0.0	0.0	(42.8)

	296.4	383.7	28.0	18.9	727.0

Goodwill acquired	0.0	0.0	0.0	0.6	0.6
Purchase price allocation adjustments	0.0	9.4	0.0	0.0	9.4
Translation and other adjustment	(0.3)	(0.3)	0.0	0.0	(0.6)

Balance as of September 30, 2009
Goodwill	338.9	392.8	28.0	19.5	779.2
Accumulated impairment losses	(42.8)	0.0	0.0	0.0	(42.8)

	296.1	392.8	28.0	19.5	736.4

Goodwill acquired	0.0	0.0	0.0	10.8	10.8
Translation and other adjustment	1.6	0.2	0.0	(0.2)	1.6

Balance as of September 30, 2010
Goodwill	340.5	393.0	28.0	30.1	791.6
Accumulated impairment losses	(42.8)	0.0	(0.0)	0.0	(42.8)

	$297.7	$393.0	$28.0	$30.1	$748.8

Note 21. Financial Results by Quarter (Unaudited)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$690.8	$731.9	$771.9	$806.8
Gross profit	178.5	161.3	176.1	204.2
Restructuring and other costs, net	3.0	1.3	(0.2)	3.3
Income before income taxes	74.9	50.1	74.0	96.4
Consolidated net income	57.6	33.7	47.0	92.4
Net income attributable to Rock-Tenn Company shareholders	56.3	32.8	45.1	91.4
Basic earnings per share attributable to Rock-Tenn Company shareholders	1.45	0.85	1.16	2.35
Diluted earnings per share attributable to Rock-Tenn Company shareholders	1.43	0.83	1.14	2.31

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$703.1	$676.3	$703.9	$729.0
Gross profit	164.8	171.5	223.1	203.3
Restructuring and other costs, net	6.5	3.2	1.1	2.6
Income before income taxes	47.3	59.3	114.4	92.9
Consolidated net income	31.3	37.6	88.4	68.6
Net income attributable to Rock-Tenn Company shareholders	30.6	37.4	87.0	67.3
Basic earnings per share attributable to Rock-Tenn Company shareholders	0.80	0.98	2.27	1.74
Diluted earnings per share attributable to Rock-Tenn Company shareholders	0.79	0.97	2.23	1.71

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

The fiscal 2010 and fiscal 2009 financial results by quarter (unaudited) table are impacted by the inclusion of AFMC and CBPC as discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. Gross profit and Income before income taxes include an alternative fuel mixture credit (in our Consumer Packaging segment) of $20.7 million and $8.1 million, net of expenses, in the first and second quarters of fiscal 2010, respectively, and Consolidated net income and Net income attributable to Rock-Tenn Company shareholders includes an alternative fuel mixture credit of $20.8 million and $8.1 million, net of expenses in the first and second quarters of fiscal 2010, respectively and $27.6 million of cellulosic biofuel producer credit in the fourth quarter of fiscal 2010. Basic and Diluted earnings per share attributable to Rock-Tenn Company shareholders were increased by $0.54 and $0.21, each for the first and second quarters of fiscal 2010, respectively, in connection with the inclusion of alternative fuel mixture credit, net of expenses. Basic earnings per share attributable to Rock-Tenn Company shareholders were increased $0.72 and Diluted earnings per share attributable to Rock-Tenn Company shareholders were increased by $0.71 in the fourth quarter of fiscal 2010 in connection with the inclusion of a cellulosic biofuel producer credit. Gross profit and Income before income taxes include an alternative fuel mixture credit (in our Consumer Packaging segment) of $32.7 million and $21.4 million, net of expenses, in the third and fourth quarters of fiscal 2009, respectively, and Consolidated net income and Net income attributable to Rock-Tenn Company shareholders includes an alternative fuel mixture credit of $33.1 million and $21.5 million, net of expenses in the third and fourth quarters of fiscal 2009, respectively. Basic earnings per share attributable to Rock-Tenn Company shareholders were increased $0.87 and $0.56 and Diluted earnings per share attributable to Rock-Tenn Company shareholders were increased by $0.86 and $0.55, each for the third and fourth quarters of fiscal 2009, respectively, in connection with the inclusion of an alternative fuel mixture credit, net of expenses.

Note 22. Subsequent Events (Unaudited)

On November 1, 2010, we amended our Credit Facility to allow us additional financial flexibility for capital expenditures, investments, dividend payments, securitization, note repurchases and future collateral. For additional information see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2010 and 2009, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2010, expressed an unqualified opinion thereon.

Atlanta, Georgia

November 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control Over Financial Reporting section of the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended September 30, 2010 of Rock-Tenn Company, and our report dated November 19, 2010, expressed an unqualified opinion thereon.

Atlanta, Georgia

November 19, 2010

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

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as all of our directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2010 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2010.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders to be held on January 28, 2011.

JAMES A. RUBRIGHT,
Chairman of the Board and
Chief Executive Officer

STEVEN C. VOORHEES,
Executive Vice President,
Chief Financial Officer and Chief Administrative Officer

November 19, 2010

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable—there were no changes in or disagreements with accountants on accounting and financial disclosure.

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2010, to provide reasonable assurance that material information relating to our company and our consolidated subsidiaries was made known to them by others within those entities before or during the period in which this annual report was being prepared.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on March 4, 2010, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on March 4, 2010. The foregoing certification was unqualified.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election — Term Expiring 2014,” “Incumbent Directors — Term Expiring 2013,” “Incumbent Directors — Term Expiring 2012,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2011 are incorporated herein by reference. The section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, which will be filed on or before December 31, 2010, is also incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation”. The sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” and the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, which will be filed on or before December  31, 2010, are incorporated herein by reference.

Item  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, which will be filed on or before December 31, 2010, are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, which will be filed on or before December 31, 2010, are incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2011, which will be filed on or before December 31, 2010, are incorporated herein by reference.

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

ROCK-TENN COMPANY

Dated: November 19, 2010	By:	/s/ JAMES A. RUBRIGHT
James A. Rubright
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT James A. Rubright	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 19, 2010

/s/ STEVEN C. VOORHEES Steven C. Voorhees	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	November 19, 2010

/s/ A. STEPHEN MEADOWS A. Stephen Meadows	Chief Accounting Officer (Principal Accounting Officer)	November 19, 2010

/s/ STEPHEN G. ANDERSON Stephen G. Anderson	Director	November 19, 2010

/s/ J. POWELL BROWN J. Powell Brown	Director	November 19, 2010

/s/ ROBERT M. CHAPMAN Robert M. Chapman	Director	November 19, 2010

/s/ ROBERT B. CURREY Robert B. Currey	Director	November 19, 2010

/s/ RUSSELL M. CURREY Russell M. Currey	Director	November 19, 2010

/s/ G. STEPHEN FELKER G. Stephen Felker	Director	November 19, 2010

/s/ LAWRENCE L. GELLERSTEDT, III Lawrence L. Gellerstedt, III	Director	November 19, 2010

Signature	Title	Date

/s/ JOHN D. HOPKINS John D. Hopkins	Director	November 19, 2010

/s/ JOHN W. SPIEGEL John W. Spiegel	Director	November 19, 2010

/s/ BETTINA M. WHYTE Bettina M. Whyte	Director	November 19, 2010

/s/ JAMES E. YOUNG James E. Young	Director	November 19, 2010

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	—	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

3.1	—	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

3.2	—	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.3	—	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

4.1	—	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

4.2	—	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

4.3	—	Indenture between Rock-Tenn Company and SunTrust Bank, as successor trustee to Trust Company Bank (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3, File No. 33-93934).

4.4	—	Supplemental Indenture, dated as of March 16, 2009, by and among Solvay Paperboard LLC, Rock-Tenn Company and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

4.5	—	Second Supplemental Indenture, dated as of May 29, 2009, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

4.6	—	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of August 22, 2008, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders signatories thereto, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent and Bank of America, N.A., acting through its Canada branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 13, 2009).

Exhibit Number		Description of Exhibits

4.7	—	Second Amendment to Credit Agreement and Consent, dated as of July 21, 2009, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009).

4.8	—	Second Amended and Restated Credit and Security Agreement dated as of September 2, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the liquidity banks from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent, and SunTrust Robinson Humphrey, Inc., as TPF Agent and Administrative Agent (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

4.9	—	First Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 24, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Initial Servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Liquidity Bank to Nieuw Amsterdam and as Nieuw Amsterdam Agent, Three Pillars Funding LLC, SunTrust Bank as liquidity provider to TPF, and SunTrust Robinson Humphrey, Inc., as TPF Agent, and STRH as Administrative Agent (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

4.10	—	Third Amended and Restated Credit and Security Agreement dated as of August 14, 2009 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Toronto Dominion (New York) LLC, individually as a Committed Lender and as TD Agent, the other committed lenders from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent and as Administrative Agent (incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009).

4.11	—	First Amendment to Third Amended and Restated Credit and Security Agreement dated as of April 30, 2010 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Toronto Dominion (New York) LLC, individually as a Committed Lender and as TD Agent, the other committed lenders from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent and as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.12	—	Fourth Amendment to Credit Agreement and Consent, dated as of November 1, 2010, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 5, 2010).

*10.1	—	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).

*10.2	—	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

Exhibit Number		Description of Exhibits

*10.4	—	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).

*10.5	—	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

*10.6	—	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

*10.7	—	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2005).

*10.8	—	Amendment Number One to the Rock-Tenn Company Supplemental Executive Retirement Plan (Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.9	—	Amendment Number Two to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.10	—	Amendment Number Three to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 21, 2008 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.11	—	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.12	—	Amended and Restated Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.13	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.14	—	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).

*10.15	—	Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.16	—	Employment Agreement between Southern Container Corp. and James B. Porter III, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.17	—	Amended and Restated Earnings Share Units between Southern Container Corp. and James B. Porter III, dated as of February 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number		Description of Exhibits

*10.18	—	First Amendment to Employment Agreement and Amended and Restated Earnings Share Units Agreement between James B. Porter III and Rock-Tenn Company, dated as of January 8, 2008, effective as of March 5, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.19	—	Amendment No. 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.20	—	Second Amended and Restated Receivables Sale Agreement dated as of September 2, 2008 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, Schiffenhaus Packaging Corp. and Southern Container Corp., as Originators, and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

*10.21	—	Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.22	—	Amendment Number Four to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of March 31, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.23	—	Amendment No. 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.24	—	Second Amendment to Second Amended and Restated Receivables Sale Agreement and Third Amendment to Second Amended and Restated Credit and Security Agreement dated as of June 24, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.25	—	Third Amendment to Second Amended and Restated Receivables Sale Agreement and Fourth Amendment to Second Amended and Restated Credit and Security Agreement dated as of July 14, 2009 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009).

*10.26	—	Amendment Number Five to the Rock-Tenn Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.27	—	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

Exhibit Number		Description of Exhibits

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Definition Label Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.