Form 10-Q
period 2010-12-31
Rock-Tenn CO
filed 2011-02-03
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 28, 2011
Class A Common Stock, $0.01 par value	39,395,435

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended December 31,
	2010	2009
Net sales	$761.1	$690.8
Cost of goods sold (net of alternative fuel mixture credit of $0 and $20.7)	582.3	512.3

Gross profit	178.8	178.5
Selling, general and administrative expenses	83.2	80.0
Restructuring and other costs, net	0.6	3.0

Operating profit	95.0	95.5
Interest expense	(16.7)	(21.5)
Gain on extinguishment of debt	0.0	0.5
Interest income and other income, net	0.0	0.2
Equity in income of unconsolidated entities	0.3	0.2

Income before income taxes	78.6	74.9
Income tax expense	(27.3)	(17.3)

Consolidated net income	51.3	57.6
Less: Net income attributable to noncontrolling interests	(1.0)	(1.3)

Net income attributable to Rock-Tenn Company shareholders	$50.3	$56.3

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.29	$1.45

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.27	$1.43

Cash dividends paid per share	$0.20	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	December 31, 2010	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$10.0	$15.9
Accounts receivable (net of allowances of $8.0 and $7.8)	284.4	333.5
Inventories	287.3	269.5
Other current assets	71.4	90.1

Total current assets	653.1	709.0

Property, plant and equipment at cost:
Land and buildings	421.5	420.6
Machinery and equipment	1,950.1	1,915.7
Transportation equipment	13.2	13.1
Leasehold improvements	5.1	5.1

	2,389.9	2,354.5
Less accumulated depreciation and amortization	(1,137.9)	(1,104.5)

Net property, plant and equipment	1,252.0	1,250.0
Goodwill	750.3	748.8
Intangibles, net	148.6	151.5
Investment in unconsolidated entities	23.1	23.3
Other assets	31.9	32.3

	$2,859.0	$2,914.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$234.7	$231.6
Accounts payable	227.3	252.3
Accrued compensation and benefits	60.9	90.7
Other current liabilities	64.1	56.6

Total current liabilities	587.0	631.2
Long-term debt due after one year	822.3	897.3
Accrued pension and other long-term benefits	165.9	165.3
Deferred income taxes	173.3	166.4
Other long-term liabilities	29.3	30.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	6.9	7.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	0.0	0.0
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 39,384,174 and 38,903,036 shares outstanding at December 31, 2010 and September 30, 2010, respectively	0.4	0.4
Capital in excess of par value	295.4	290.5
Retained earnings	855.1	812.6
Accumulated other comprehensive loss	(82.5)	(92.2)

Total Rock-Tenn Company shareholders’ equity	1,068.4	1,011.3
Noncontrolling interests	5.9	6.1

Total equity	1,074.3	1,017.4

	$2,859.0	$2,914.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months Ended December 31,
	2010	2009
Operating activities:
Consolidated net income	$51.3	$57.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	36.7	37.5
Deferred income tax expense	19.8	3.0
Share-based compensation expense	4.0	3.5
Gain on extinguishment of debt	0.0	(0.5)
Loss (gain) on disposal of plant, equipment and other, net	0.2	(0.1)
Equity in income of unconsolidated entities	(0.3)	(0.2)
Pension funding less than expense	5.4	7.5
Alternative fuel mixture credit benefit	0.0	(20.9)
Impairment adjustments and other non-cash items	0.2	2.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	50.2	41.5
Inventories	(16.6)	9.2
Other assets	0.3	(0.4)
Accounts payable	(25.6)	(30.9)
Income taxes	2.3	9.1
Accrued liabilities and other	(23.6)	(22.5)

Net cash provided by operating activities	104.3	95.6

Investing activities:
Capital expenditures	(28.5)	(12.3)
Investment in unconsolidated entities	0.3	(0.1)
Return of capital from unconsolidated entities	0.2	0.2
Proceeds from sale of property, plant and equipment	0.4	2.3

Net cash used for investing activities	(27.6)	(9.9)

Financing activities:
Additions to revolving credit facilities	20.0	16.1
Repayments of revolving credit facilities	(9.3)	(7.5)
Additions to debt	0.0	2.3
Repayments of debt	(82.2)	(89.9)
Debt issuance costs	(0.5)	(0.1)
Issuances of common stock, net of related minimum tax withholdings	0.8	0.9
Excess tax benefits from share-based compensation	0.1	1.2
(Repayments to) advances from unconsolidated entity	(1.0)	0.2
Cash dividends paid to shareholders	(7.8)	(5.8)
Cash distributions paid to noncontrolling interests	(2.0)	(0.9)

Net cash used for financing activities	(81.9)	(83.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.1

(Decrease) increase in cash and cash equivalents	(5.9)	2.3
Cash and cash equivalents at beginning of period	15.9	11.8

Cash and cash equivalents at end of period	$10.0	$14.1

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$4.9	$2.4
Interest, net of amounts capitalized	4.7	10.8

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2010

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

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2010 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Fiscal 2010 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2010 and 2009, our financial position at December 31, 2010 and September 30, 2010, and our cash flows for the three months ended December 31, 2010 and 2009.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2010 Form 10-K.

The results for the three months ended December 31, 2010 are not necessarily indicative of results that may be expected for the full year.

Note 2. New Accounting Standards

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-16 “Accounting for Transfers of Financial Assets” which amended certain provisions of ASC 860 “Transfers and Servicing”. These provisions require additional disclosures about the transfer and derecognition of financial assets and eliminate the concept of qualifying special-purpose entities. These provisions were effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued certain provisions of ASC 810 “Consolidation” which revise the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and require companies to more frequently reassess whether they must consolidate a variable interest entity. These provisions were effective for fiscal years beginning after November 15, 2009 (October 1, 2010 for us), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 “Multiple Deliverable Revenue Arrangements” which amended certain provisions of ASC 605-25 “Revenue Recognition”. These provisions clarify the separation criteria for deliverables in a multiple element revenue arrangement and require the use of the relative selling price of standalone elements to allocate transaction costs to individual elements at inception. These provisions also require additional disclosures regarding the nature and type of performance obligations of significant multiple deliverable revenue arrangements. These provisions were effective for fiscal periods beginning on or after June 15, 2010 (October 1, 2010 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3. Comprehensive Income and Equity

Comprehensive Income

The following are the components of comprehensive income, net of tax (in millions):

	Three Months Ended December 31,
	2010	2009
Consolidated net income	$51.3	$57.6
Foreign currency translation gain	6.0	3.7
Net deferred loss on cash flow hedges	0.0	(0.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.2	1.8
Amortization of net actuarial loss	2.8	2.9
Amortization of prior service cost	0.1	0.1
Other comprehensive income adjustments	0.0	(1.7)

Comprehensive income	61.4	64.0
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1.4)	2.8

Comprehensive income attributable to Rock-Tenn Company shareholders	$60.0	$66.8

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three months ended December 31, 2010 and 2009. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2010 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at September 30, 2010	$1,011.3	$6.1	$1,017.4
Net income	50.3	0.6	50.9
Components of other comprehensive income, net of tax:
Foreign currency translation gain	5.7	0.2	5.9
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	1.2	0.0	1.2
Amortization of net actuarial loss	2.7	0.0	2.7
Amortization of prior service cost	0.1	0.0	0.1
Income tax benefit from share-based plans	0.1	0.0	0.1
Compensation expense under share-based plans	4.0	0.0	4.0
Cash dividends (per share - $0.20)	(7.8)	0.0	(7.8)
Cash distributions	0.0	(1.0)	(1.0)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	0.8	0.0	0.8

Balance at December 31, 2010	$1,068.4	$5.9	$1,074.3

(1)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4. Earnings per Share

Certain of our restricted stock awards granted are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260 “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended December 31,
	2010	2009
Basic earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$50.3	$56.3
Less: Distributed and undistributed income available to participating securities	(0.4)	(0.7)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$49.9	$55.6

Denominator:
Basic weighted average shares outstanding	38.6	38.2

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.29	$1.45

Diluted earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$50.3	$56.3
Less: Distributed and undistributed income available to participating securities	(0.4)	(0.7)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$49.9	$55.6

Denominator:
Basic weighted average shares outstanding	38.6	38.2
Effect of dilutive stock options and non-participating securities	0.8	0.7

Diluted weighted average shares outstanding	39.4	38.9

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.27	$1.43

All options to purchase common shares were included in computing diluted earnings per share in the three months ended December 31, 2010 and 2009, respectively.

Note 5. Alternative Fuel Mixture Credit

We recognized $20.9 million of alternative fuel mixture credit, which was not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses, in the three months ended December 31, 2009. For more information regarding our alternative fuel mixture credit and cellulosic biofuel producer credit, see “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $0.6 million and $3.0 million for the three months ended December 31, 2010 and 2009, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring initiatives that we incurred during the three months ended December 31, 2010 and 2009, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
	Prior Year Qtr.	0.0	0.1	0.0	0.0	0.0	0.1

	Cumulative	1.1	0.9	0.5	0.0	1.3	3.8
	Expected Total	1.1	0.9	0.5	0.0	1.3	3.8

Corrugated Packaging (b)	Current Qtr.	(0.2)	0.1	0.0	0.0	0.5	0.4
	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.0	0.0

	Cumulative	3.5	0.8	0.4	0.1	1.7	6.5
	Expected Total	3.5	0.8	0.5	0.2	1.7	6.7

Specialty Paperboard Products(c)	Current Qtr.	0.0	0.0	0.0	0.2	0.0	0.2
	Prior Year Qtr.	1.9	0.8	0.0	0.0	0.2	2.9

	Cumulative	4.1	1.6	0.3	0.6	0.9	7.5
	Expected Total	4.1	1.6	0.4	1.1	0.9	8.1

Other	Current Qtr.	0.0	0.0	0.0	0.0	0.0	0.0
	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.0	0.0

	Cumulative	0.0	0.1	0.0	0.0	16.6	16.7
	Expected Total	0.0	0.1	0.0	0.0	16.6	16.7

Total	Current Qtr.	$(0.2)	$0.1	$0.0	$0.2	$0.5	$0.6

	Prior Year Qtr.	$1.9	$0.9	$0.0	$0.0	$0.2	$3.0

	Cumulative	$8.7	$3.4	$1.2	$0.7	$20.5	$34.5

	Expected Total	$8.7	$3.4	$1.4	$1.3	$20.5	$35.3

(1)

We have defined “Net property, plant and equipment” as used in this Note 6 as: property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies.

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

(a)

The Consumer Packaging segment cumulative charges primarily reflect the closure of our Baltimore, Maryland facility (announced in fiscal 2008 and closed in fiscal 2009). Although specific circumstances vary, our strategy has generally been to consolidate our business into large well-equipped plants that operate at high utilization rates

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other folding carton plants. We believe these actions have allowed us to more effectively manage our business.

(b)

The Corrugated Packaging segment current year charges primarily reflect the closure of our Hauppauge, New York sheet plant (recorded in fiscal 2010 and closed in fiscal 2011). The cumulative charges are primarily for Hauppauge, the impairment of certain assets and a customer relationship intangible at one of our corrugated graphics subsidiaries and our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009). We have transferred a substantial portion of the Hauppauge and Greenville plants’ production to our other corrugated plants.

(c)

The Specialty Paperboard Products segment charges primarily reflect the closure of our Cicero, Illinois (announced and expected to be closed in fiscal 2011), Santa Fe, California (announced and closed in fiscal 2011) and Keene, New Hampshire (announced and closed in fiscal 2010) interior packaging plants, and our Columbus, Indiana laminated paperboard converting operation (announced and closed in fiscal 2010), and our Macon, Georgia drum manufacturing operation (announced and closed in fiscal 2010). The cumulative charges primarily include our Macon and Columbus facilities as well as our Drums, Pennsylvania and Litchfield, Illinois interior packaging plants (announced and closed in fiscal 2010 and 2009, respectively) and impairment of certain assets, severance and lease liabilities associated with our fiscal 2010 acquisition of Innerpac Holding Company. We have transferred a substantial portion of the production from the closed interior packaging plants to our other interior packaging plants.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and lease commitments, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income for the three months ended December 31, 2010 and 2009 (in millions):

	2010	2009
Accrual at beginning of fiscal year	$1.4	$1.1
Additional accruals	0.6	1.0
Payments	(0.2)	(0.3)

Accrual at December 31,	$1.8	$1.8

Reconciliation of accruals and charges to restructuring and other costs, net:

Additional accruals and adjustments to accruals (see table above)	$0.6	$1.0
Net property, plant and equipment	(0.2)	1.9
Severance and other employee costs	0.1	0.2
Facility carrying costs	0.2	0.0
Other	(0.1)	(0.1)

Total restructuring and other costs, net	$0.6	$3.0

Note 7. Tax Provision

We recorded income tax expense of $27.3 million in the three months ended December 31, 2010 compared to $17.3 million in the three months ended December 31, 2009. The effective tax rates for the three months ended December 31, 2010 and 2009 were approximately 34.7% and 23.1%, respectively. The effective tax rate for the three months ended December 31, 2010 was primarily impacted by the reinstatement of the federal research and development credit and the decrease in the Section 199 deduction due to an increase in accelerated depreciation for the quarter. The effective tax rate for the three months ended December 31, 2009 was primarily impacted by the exclusion of the alternative fuel mixture credit from taxable income.

As of December 31, 2010, the gross amount of unrecognized tax benefits was approximately $12.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $5.1 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

periods. As of December 31, 2010, we had a recorded liability of $3.8 million for the payment of interest and penalties related to the liability for unrecognized tax benefits.

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

	December 31, 2010	September 30, 2010
Finished goods and work in process	$146.8	$149.6
Raw materials	140.8	118.8
Supplies and spare parts	51.6	50.1

Inventories at FIFO cost	339.2	318.5
LIFO reserve	(51.9)	(49.0)

Net inventories	$287.3	$269.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt agreements during the three months ended December 31, 2010. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K.

The following were individual components of debt (in millions):

	December 31, 2010	September 30, 2010
8.20% secured notes due August 2011, including hedge adjustments resulting from terminated interest rate swaps of $0.9 million and $1.2 million(a)	$155.5	$155.8

5.625% secured notes due March 2013, including hedge adjustments resulting from terminated interest rate swaps of $0.6 million and $0.7 million, net of unamortized discount of $0.1 and $0.1(a)	81.0	81.1

9.25% unsecured notes due March 2016, net of unamortized discount of $0.9 and $0.9(a)	299.1	299.1

Term loan facilities (b)	453.1	470.1

Revolving credit and swing facilities (b)	22.0	11.3

Receivables-backed financing facility (c)	10.0	75.0

Industrial development revenue bonds, bearing interest at variable rates (2.42% at December 31, 2010 and 2.06% at September 30, 2010); due at various dates through October 2036 (d)	17.4	17.4

Other notes	18.9	19.1

Total Debt	1,057.0	1,128.9
Less current portion of debt	234.7	231.6

Long-term debt due after one year	$822.3	$897.3

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,055.5	$1,127.0
Hedge adjustments resulting from terminated interest rate swaps	1.5	1.9

Total Debt	$1,057.0	$1,128.9

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)	Interest on our 8.20% notes due August 2011 Notes (“August 2011 Notes”) is payable in arrears each February and August. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”) and our 9.25% senior notes due March 2016 (“March 2016 Notes”) is payable in arrears each March and September.

(b)	On March 5, 2008 we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of $1.2 billion. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The term loan B facility was repaid in fiscal 2010. Since entering into the Credit Facility we have amended the facility to allow us additional flexibility to conduct our business, as discussed in our Fiscal 2010 Form 10-K.

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. At December 31, 2010 and September 30, 2010, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $45.0 million. At December 31, 2010, there were $2.0 million in borrowings by the Canadian subsidiary. At December 31, 2010, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.7 million, were approximately $397.3 million.

The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the quarter ended December 31, 2010 the applicable margin was 1.25%, and for the quarter ended September 30, 2010 the applicable margin was 1.25%. The variable rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 1.51% and 1.51% at December 31, 2010 and September 30, 2010, respectively. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 1.51% to 3.50% at December 31, 2010 and from 1.51% to 3.50% at September 30, 2010. Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth, as discussed in our Debt Footnote in our Fiscal 2010 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

(c)	At December 31, 2010 and September 30, 2010, we had $10.0 million and $75.0 million, respectively, outstanding under our $135.0 million receivables-backed financing facility (the “Receivables Facility”), which is set it to expire on July 13, 2012. Accordingly, such borrowings are classified as long-term at December 31, 2010 and September 30, 2010. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.06% and 2.08% as of December 31, 2010 and September 30, 2010, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At December 31, 2010 and September 30, 2010, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $135.0 million and $135.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2010 was approximately $242 million. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement. There are no restrictions on the underlying receivables.

(d)	The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of December 31, 2010, the outstanding amount of direct pay letters of credit supporting all IDBs was $17.7 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility.

Note 10. Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated as cash flow hedges of forecasted floating rate interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity derivative contracts and physical commodity contracts that are determined to be derivatives are not designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to transactions denominated in Canadian dollars.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Our credit exposure related to these financial instruments is represented by the fair

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of December 31, 2010, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of December 31, 2010, the aggregate notional amount of outstanding debt related to these interest rate swaps was $256 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. On January 4, 2011, the aggregate notional amount of these swaps declined to $236 million.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended December 31, 2010 and 2009, $0.4 million and $0.4 million, respectively, were amortized to earnings as a reduction of interest expense.

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

As of December 31, 2010 and September 30, 2010, we had the following outstanding commodity derivatives related to forecasted transactions that were not designated as accounting hedges:

	December 31, 2010		September 30, 2010
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	17,000	Tons	24,500	Tons

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Values of Derivative Instruments

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
Type of Derivative	Balance Sheet Location	December 31, 2010 Fair Value	September 30, 2010 Fair Value	Balance Sheet Location	December 31, 2010 Fair Value	September 30, 2010 Fair Value
Derivatives designated as hedging instruments:
Interest rate	N/A	$0.0	$0.0	Other current liabilities	$7.8	$8.7
Interest rate	N/A	0.0	0.0	Other long-term liabilities	1.6	3.3

		$0.0	$0.0		$9.4	$12.0

Derivatives not designated as hedging instruments:
Interest rate	Other assets	$0.1	$0.0	Other current liabilities	$0.2	$1.2
Commodity	Other current assets	1.7	1.2	Other current liabilities	0.8	0.4
Commodity	Other assets	0.0	0.2	Other long- term liabilities	0.0	0.0

		$1.8	$1.4		$1.0	$1.6

Total fair values		$1.8	$1.4		$10.4	$13.6

The following tables summarize the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three months ended December 31, (in millions):

Derivatives in Cash Flow Hedging Relationships:

Amount of gain or (loss) recognized in other comprehensive income on derivative – effective portion for the three months ended December 31, (in millions):

Type of Derivative	2010	2009
Interest rate	$0.0	$(1.0)
Commodity	0.0	0.3

Total	$0.0	$(0.7)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income – effective portion, and location of where gain or (loss) is recorded for the three months ended December 31, (in millions):

Type of Derivative	Location	2010	2009
Interest rate	Interest expense	$(1.9)	$(3.2)
Commodity	Net sales	0.0	0.3

Total		$(1.9)	$(2.9)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Amount of gain or (loss) recognized in income on derivative – ineffective portion and amount excluded from effectiveness testing, and location of where gain or (loss) is recorded for the three months ended December 31, (in millions):

Type of Derivative	Location	2010	2009
Commodity	Net sales	$0.0	$(0.1)

Derivatives Not Designated As Hedging Instruments:

Amount of gain or (loss) recognized in income on derivative and location of where gain or (loss) is recorded for the three months ended December 31, (in millions):

Type of Derivative	Location	2010	2009
Interest rate	Selling, general and administrative expenses	$1.1	$0.5
Commodity	Net sales	0.2	(0.1)

Total		$1.3	$0.4

As of December 31, 2010, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $5.9 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on December 31, 2010, is approximately $9.4 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted by us against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $9.5 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with these contingent features that are in a liability position on December 31, 2010 is approximately $0.7 million.

Note 11. Fair Value

Assets and Liabilities Measured at Fair Value

We estimate fair values in accordance with ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy as follows:

•	Level 1 – Unadjusted quoted prices for identical assets and liabilities in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of December 31, 2010, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$5.0	$0.0	$0.0	$5.0
Interest rate derivatives	$0.0	$0.1	$0.0	$0.1
Commodity derivatives	$0.0	$0.0	$1.7	$1.7

Liabilities:
Interest rate derivatives	$0.0	$9.6	$0.0	$9.6
Commodity derivatives	$0.0	$0.0	$0.8	$0.8

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the three months ended December 31, (in millions):

	2010	2009
Beginning asset (liability) balance, net	$1.0	$0.6
Realized and unrealized net gains recorded in net sales	0.2	(0.1)
Realized and unrealized net gains deferred in other comprehensive income	0.0	0.3
Settlements	(0.3)	(0.5)

Ending asset balance, net	$0.9	$0.3

The following table provides a summary of unrealized net gains and losses during the three months ended December 31, 2010 and 2009 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at December 31, 2010 and 2009 (in millions):

	2010	2009
Unrealized net gain recorded in net sales	$0.2	$(0.1)
Unrealized net gain deferred in other comprehensive income	0.0	0.2

Total	$0.2	$0.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$155.5	$162.1	$155.8	$162.8
March 2013 Notes (1)	81.0	83.7	81.1	84.1
March 2016 Notes (1)	299.1	332.3	299.1	330.0
Term loan facilities (2)	453.1	451.5	470.1	466.1
Revolving credit and swing facilities (3)	22.0	22.0	11.3	11.3
Receivables-backed financing facility (3)	10.0	10.0	75.0	75.0
Industrial development revenue bonds (3)	17.4	17.4	17.4	17.4
Other fixed rate long-term debt (2)	18.9	20.9	19.1	20.5

Total debt	$1,057.0	$1,099.9	$1,128.9	$1,167.2

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction.

Note 12. Retirement Plans

We have two qualified defined benefit pension plans (“U.S Qualified Plans”). In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended December 31,
	2010	2009
Service cost	$2.8	$2.8
Interest cost	6.1	5.9
Expected return on plan assets	(6.1)	(6.0)
Amortization of prior service cost	0.1	0.2
Amortization of net actuarial loss	5.1	4.7

Company defined benefit plan expense	8.0	7.6
Multi-employer plans for collective bargaining employees	0.4	0.4

Net pension cost	$8.4	$8.0

During the three months ended December 31, 2010, we contributed an aggregate of $2.6 million to our U.S. Qualified Plans. Based on our current assumptions, we anticipate contributing approximately $25 million in fiscal 2011 to the U.S. Qualified Plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We made no contributions to our U.S. Qualified Plans during the three months ended December 31, 2009.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13. Related Party Transactions

We sell products to an affiliated company. Net sales to the affiliate for the three months ended December 31, 2010 and 2009 were approximately $34.6 million and $18.0 million, respectively. Accounts receivable due from the affiliated company at December 31, 2010 and September 30, 2010 were $19.4 million and $21.8 million, respectively, and were included in accounts receivable on our condensed consolidated balance sheets.

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

•

Another site is one of our former locations that is involved in an investigation under a state program. It is expected that any potential issues will be handled through administrative controls, such as a deed restriction, rather than remediation.

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

We have made the following guarantees as of December 31, 2010:

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

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2013. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $12 million at December 31, 2010, which would result in a purchase price of approximately 55% of our partner’s net equity reflected on Seven Hills’ December 31, 2010 balance sheet.

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

	Three Months Ended December 31,
	2010	2009
Net sales (aggregate):
Consumer Packaging	$392.7	$379.6
Corrugated Packaging	198.3	180.1
Merchandising Displays	91.8	66.8
Specialty Paperboard Products	98.4	79.8

Total	$781.2	$706.3

Less net sales (intersegment):
Consumer Packaging	$6.5	$6.0
Corrugated Packaging	9.4	7.3
Merchandising Displays	0.3	0.1
Specialty Paperboard Products	3.9	2.1

Total	$20.1	$15.5

Net sales (unaffiliated customers):
Consumer Packaging	$386.2	$373.6
Corrugated Packaging	188.9	172.8
Merchandising Displays	91.5	66.7
Specialty Paperboard Products	94.5	77.7

Total	$761.1	$690.8

Segment income:
Consumer Packaging	$52.3	$62.8
Corrugated Packaging	36.4	34.7
Merchandising Displays	11.4	4.2
Specialty Paperboard Products	4.3	4.5

Total segment income	104.4	106.2
Restructuring and other costs, net	(0.6)	(3.0)
Non-allocated expenses	(8.5)	(7.5)
Interest expense	(16.7)	(21.5)
Gain on extinguishment of debt	0.0	0.5
Interest income and other income, net	0.0	0.2

Income before income taxes	78.6	74.9
Income tax expense	(27.3)	(17.3)

Consolidated net income	51.3	57.6
Less: Net income attributable to noncontrolling interests	(1.0)	(1.3)

Net income attributable to Rock-Tenn Company shareholders	$50.3	$56.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16. Subsequent Event

On January 23, 2011, we announced that the Boards of Directors of RockTenn and Smurfit-Stone Container Corporation (“Smurfit-Stone”) have approved a definitive agreement, which was executed by the parties on the same date as the announcement, under which Smurfit-Stone will become a wholly owned subsidiary of RockTenn. The aggregate consideration, consisting of 50% cash and 50% RockTenn stock, based on RockTenn and Smurfit-Stone’s closing stock prices on January 21, 2011, was $35 per share of Smurfit-Stone common stock representing a 27% premium to Smurfit-Stone’s closing stock price. For each share of Smurfit-Stone common stock, Smurfit-Stone stockholders will be entitled to receive 0.30605 shares of RockTenn common stock and $17.50 in cash. Based on RockTenn’s closing stock price on January 21, 2011, the aggregate purchase price being paid for Smurfit-Stone’s equity is approximately $3.5 billion, consisting of approximately $1.8 billion of cash and approximately $1.7 billion of RockTenn common stock through the issuance of approximately 30.9 million shares. The final purchase price paid for Smurfit-Stone’s equity will be based on RockTenn’s stock price as calculated at the time the acquisition closes. RockTenn will also assume and then refinance Smurfit-Stone’s debt. RockTenn has received $3.7 billion in committed bank financing to fund the acquisition, refinance Smurfit-Stone’s debt, refinance a portion of RockTenn’s existing debt, allow for additional liquidity and for the payment of fees in connection with the transaction. The transaction is expected to close in the second calendar quarter of 2011 and is subject to customary closing conditions, regulatory approvals, as well as approval of both RockTenn and Smurfit-Stone stockholders. For additional information regarding the transaction see RockTenn’s Current Report on Form 8-K filed on January 24, 2011 with respect to the press release announcing the acquisition and the filing of the merger agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2010, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2010 Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on November 22, 2010. The table in “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments.

Overview

Excluding the $20.7 million included in the first quarter of fiscal 2010 in the Consumer Packaging segment related to the alternative fuel mixture credit, net of related expenses, segment income in the first quarter of fiscal 2011 increased $18.9 million to $104.4 million compared to the first quarter of fiscal 2010. The increase was primarily due to higher earnings in our Consumer Packaging and Merchandising Displays segments.

Net income attributable to Rock-Tenn Company shareholders, excluding the net income impact of the alternative fuel mixture credit of $20.8 million, increased $14.8 million to $50.3 million in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to generally higher selling prices and volumes and continued strong execution by our businesses, which were partially offset by increased recycled fiber costs.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010	$690.8	$731.9	$771.9	$806.8	$3,001.4
2011	$761.1
% Change	10.2%

Net sales in the first quarter of fiscal 2011 increased $70.3 million compared to the first quarter of fiscal 2010 primarily due to generally higher selling prices and volumes.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010	$512.3	$570.6	$595.8	$602.6	$2,281.3
(% of Net Sales)	74.2%	78.0%	77.2%	74.7%	76.0%
2011	$582.3
(% of Net Sales)	76.5%

Cost of goods sold as a percentage of net sales increased in the first quarter of fiscal 2011 compared to the prior year first quarter primarily as a result of the $20.7 million alternative fuel mixture credit, net of related expenses recorded in the first quarter of fiscal 2010 and increased recycled fiber costs which were partially offset by reduced virgin fiber costs. Recycled fiber costs increased $68 per ton and freight expense increased $3.5 million due in part to higher volumes. Virgin fiber costs decreased $24 per ton and group insurance costs decreased $1.4 million.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2010	$80.0	$87.2	$84.9	$87.8	$339.9
(% of Net Sales)	11.6%	11.9%	11.0%	10.9%	11.3%
2011	$83.2
(% of Net Sales)	10.9%

Selling, general and administrative expenses increased $3.2 million and declined as a percentage of net sales in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We recorded increased compensation costs of $2.3 million and increased professional fees and consulting expense for various initiatives of $1.5 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $0.6 million and $3.0 million in the first quarter of fiscal 2011 and 2010, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities in the first quarter of fiscal 2011 was income of $0.3 million compared to income of $0.2 million in the first quarter of fiscal 2010.

Interest Expense

Interest expense for the first quarter of fiscal 2011 decreased to $16.7 million from $21.5 million for the same quarter last year and included non-cash deferred financing cost amortization of $1.5 million and $1.6 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $3.0 million, and lower interest rates, net of swaps, decreased interest expense by approximately $1.7 million, and deferred financing cost amortization decreased $0.1 million.

Gain on Extinguishment of Debt

We recorded a gain on extinguishment of debt for the three months ended December 31, 2009 of $0.5 million recorded in connection with the repurchase of $19.5 million of our March 2013 Notes at an average price of approximately 98% of par.

Interest Income and Other Income, net

Interest income and other income, net, for the three months ended December 31, 2009 was income of $0.2 million.

Provision for Income Taxes

We recorded income tax expense of $27.3 million in the three months ended December 31, 2010, compared to $17.3 million in the three months ended December 31, 2009, respectively. The effective tax rates for the three months ended December 31, 2010 and 2009 were approximately 34.7% and 23.1%, respectively. The effective tax rate for the three months ended December 31, 2010 was primarily impacted by the reinstatement of the federal research and development credit and the decrease in the Section 199 deduction due to an increase in accelerated depreciation for the quarter. The effective tax rate for the three months ended December 31, 2009 was primarily impacted by the exclusion of the alternative fuel mixture credit from taxable income. In fiscal 2011, we expect our effective tax rate, to be approximately 35%.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for the first quarter of fiscal 2011 decreased to $1.0 million from $1.3 million in the first quarter of fiscal 2010.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Net Selling Price Per Ton

	Coated and Specialty Recycled Paperboard Tons Shipped(a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Net Selling Price (Per Ton)(a)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	223.1	85.0	25.4	231.1	$544
Second Quarter	228.1	85.8	25.0	234.8	563
Third Quarter	232.2	89.0	24.1	245.0	595
Fourth Quarter	235.6	86.1	25.9	244.7	610

Fiscal 2010	919.0	345.9	100.4	955.6	$578

First Quarter Fiscal 2011	224.5	84.4	22.1	247.4	$617

(a)

Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and Average Price Per Ton is computed as net sales of paperboard, containerboard and market pulp divided by tons shipped.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$379.6	$62.8	16.5%
Second Quarter	386.2	44.9	11.6
Third Quarter	398.2	49.1	12.3
Fourth Quarter	414.1	57.7	13.9

Fiscal 2010	$1,578.1	$214.5	13.6%

First Quarter Fiscal 2011	$392.7	$52.3	13.3%

Net Sales (Consumer Packaging Segment)

The 3.5% increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2011 compared to the prior year first quarter was primarily due to higher paperboard selling prices and higher folding carton volumes. Aggregate tons shipped in the segment were relatively unchanged from the prior year quarter.

Segment Income (Consumer Packaging Segment)

Excluding the $20.7 million included in the first quarter of fiscal 2010 related to the alternative fuel mixture credit, net of related expenses, segment income of the Consumer Packaging segment for the quarter ended December 31, 2010 increased $10.2 million primarily due to higher paperboard selling prices and higher folding carton volumes and decreased virgin fiber and energy costs, partially offset by increased recycled fiber costs. At our mills, recycled fiber costs increased approximately $8.0 million, or $53 per ton, virgin fiber costs decreased approximately $2.7 million, or $24 per ton, and energy costs decreased approximately $1.2 million, or $5 per ton, over the prior year quarter. Freight expense in the segment increased $1.2 million.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$180.1	$34.7	19.3%
Second Quarter	191.0	20.9	10.9
Third Quarter	210.5	35.9	17.1
Fourth Quarter	219.0	48.2	22.0

Fiscal 2010	$800.6	$139.7	17.4%

First Quarter Fiscal 2011	$198.3	$36.4	18.4%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $18.2 million in the first quarter of fiscal 2011 compared to the prior year first quarter due to higher mill volumes and generally higher selling prices across the segment. Containerboard tons shipped increased 7.1%.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the first quarter of fiscal 2011 increased $1.7 million compared to the prior year first quarter due primarily to higher mill volumes and higher selling prices, which were partially offset by higher recycled fiber and energy costs. At our containerboard mills, recycled fiber costs increased approximately $19.8 million, or $80 per ton over the prior year quarter, energy costs increased approximately $1.0 million, or $4 per ton over the prior year quarter, and freight expense in the segment increased $1.6 million due in part to higher volumes.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$66.8	$4.2	6.3%
Second Quarter	77.1	11.2	14.5
Third Quarter	87.9	8.4	9.6
Fourth Quarter	101.4	12.5	12.3

Fiscal 2010	$333.2	$36.3	10.9%

First Quarter Fiscal 2011	$91.8	$11.4	12.4%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment increased $25.0 million in the first quarter of fiscal 2011 compared to the prior year first quarter primarily due to higher demand for promotional displays.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the first quarter of fiscal 2011 increased $7.2 million compared to the prior year first quarter primarily due to higher demand for promotional displays.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$79.8	$4.5	5.6%
Second Quarter	96.4	6.0	6.2
Third Quarter	96.6	8.0	8.3
Fourth Quarter	95.9	7.5	7.8

Fiscal 2010	$368.7	$26.0	7.1%

First Quarter Fiscal 2011	$98.4	$4.3	4.4%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the first quarter of fiscal 2011 increased 23.3% compared to the first quarter of fiscal 2010 primarily due to higher selling prices across the segment and increased solid fiber interior packaging sales due primarily to a fourth quarter of fiscal 2010 acquisition. Partially offsetting these increases were lower recycled fiber volumes and a 1.6% decrease in specialty paperboard tons shipped.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the first quarter of fiscal 2011 decreased $0.2 million compared to the prior year first quarter. This decrease was due primarily to increased recycled fiber prices at our specialty mills of approximately $3.3 million, or $55 per ton, and a decrease in specialty paperboard tons shipped, which was partially offset by higher selling prices across the segment and increased recycled fiber income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of IDBs as well as other debt and equity securities. Cash and cash equivalents was $10.0 million at December 31, 2010, and $15.9 million at September 30, 2010. During the three months ended December 31, 2010, Net Debt (as hereinafter defined) decreased $65.6 million.

On January 23, 2011, we announced an agreement to acquire Smurfit-Stone for approximately $1.8 billion in cash and the issuance of approximately 30.9 million shares of RockTenn common stock, as estimated at the time of announcement. We have received $3.7 billion in committed bank financing to finance the cash portion of the transaction, to refinance existing debt and to provide liquidity for the combined operations. We expect to close the acquisition in the second calendar quarter of 2011. See “Note 16. Subsequent Event” of the Notes to Condensed Consolidated Financial Statements.

On March 5, 2008, we entered into a Credit Facility with an original maximum principal amount of $1.2 billion and issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016; in fiscal 2009 we issued an additional $100 million of senior notes due March 2016. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The term loan B facility was repaid in fiscal 2010. Since entering into the Credit Facility, we have amended the facility to allow us additional flexibility to conduct our business including on November 1, 2010, when we amended our Credit Facility to allow us additional flexibility for capital expenditures, investments, dividend payments, securitization, note repurchases and future collateral, as discussed in “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K. The revolving credit facility and term loan

A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.7 million, were $397.3 million at December 31, 2010. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries, incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. We expect to use available borrowings under our revolving credit facility to repay our August 2011 Notes upon maturity.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At December 31, 2010, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $256 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On January 4, 2011, the aggregate notional amount of these swaps declined to $236 million.

At December 31, 2010, we had $10.0 million outstanding under our $135.0 million receivables-backed financing facility (the “Receivables Facility”) which is set it to expire on July 13, 2012. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At December 31, 2010, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $135.0 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the three months ended December 31, 2010 and 2009 was $104.3 million and $95.6 million, respectively. The increase was primarily due to higher earnings net of alternative fuel mixture credit and adjusted for increased deferred tax expense, which was partially offset by a net increase in operating assets and liabilities compared to a net decrease in the prior year quarter.

Net cash used for investing activities was $27.6 million during the three months ended December 31, 2010 compared to $9.9 million for the comparable period of the prior year. Net cash used for investing activities in the three months ended December 31, 2010 consisted primarily of $28.5 million of capital expenditures. Net cash used for investing activities for the three months ended December 31, 2009 consisted primarily of $12.3 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment and on our project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. We estimate that our capital expenditures will aggregate approximately $140 to $145 million in fiscal 2011. Included in our fiscal 2011 capital expenditures estimate is approximately $2 million for capital expenditures that we expect to spend in connection with matters relating to environmental compliance.

Net cash used for financing activities was $81.9 million during the three months ended December 31, 2010 compared to $83.5 million in the same period last year. In the three months ended December 31, 2010 net cash used for financing activities consisted primarily of net repayments of debt aggregating $71.5 million and cash dividends paid to shareholders of $7.8 million. In the three months ended December 31, 2009, net cash used for financing activities consisted primarily of net repayments of debt aggregating $79.0 million and cash dividends paid to shareholders of $5.8 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2011 and 2012 due to the creation of certain deferred tax liabilities primarily associated with accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 and the fiscal 2011 and 2012 reduction in cash tax payments associated with the utilization of the Cellulosic Biofuel Producers Credit. Presently, we think we will utilize approximately $37 million of the cellulosic biofuel producers credit in fiscal 2011 and $40 million in fiscal 2012. Based on current facts and assumptions, we expect our cash tax payments to be approximately equal to income tax expense in fiscal 2013.

However, it is possible that our expected cash tax payment may change due to changes in income, capital spending or other factors.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of December 31, 2010. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial. For additional information regarding our guarantees, see “Note 14. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included herein.

We made contributions of $2.6 million to our U.S. Qualified Plans during the three months ended December 31, 2010. Based on current facts and assumptions, we anticipate contributing approximately $25 million to our U.S. Qualified Plans in fiscal 2011. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our under funded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In January 2011, our board of directors approved our February 2011 quarterly dividend of $0.20 per share and in November 2010 we paid a quarterly dividend of $0.20 per share, indicating an annualized dividend of $0.80 per share in fiscal 2011 on our common stock.

We anticipate that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities to finance acquisitions such as the $3.7 billion committed bank financing discussed above.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Total Long-Term Debt (in millions):

	December 31, 2010	September 30, 2010	March 31, 2008
Current Portion of Debt	$234.7	$231.6	$247.7
Total Long-Term Debt	822.3	897.3	1,606.8

	1,057.0	1,128.9	1,854.5
Less: Hedge Adjustments Resulting From Terminated Fair Value Interest Rate Derivatives or Swaps	(1.5)	(1.9)	(7.6)

	1,055.5	1,127.0	1,846.9
Less: Cash and Cash Equivalents	(10.0)	(15.9)	(56.6)
Less: Restricted Cash	0.0	0.0	(19.5)

Net Debt	$1,045.5	$1,111.1	$1,770.8

Forward-Looking Statements

We make statements in this report that constitute forward-looking statements within the meaning of the federal securities laws, including statements regarding, among other things, the anticipated closing date of the Smurfit-Stone transaction, the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures. Such statements are based on our current expectations and beliefs and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; whether and when the Smurfit-Stone transaction will be approved and will close; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses. Management believes its assumptions are reasonable; however, undue reliance should not be placed on such estimates, which are based on current expectations. These forward-looking statements are subject to certain risks including, among others, that our assumptions will prove to be inaccurate. There are many factors that impact these forward-looking statements that we cannot predict accurately. Actual results may vary materially from current expectations, in part because we manufacture most of our products against customer orders with short lead times and small backlogs. Our earnings are dependent on volume due to price levels and fixed operating costs. Further, our business is subject to a number of general risks that would affect any such forward-looking statements including, among others, decreases in demand for our products; increases in energy, raw material, shipping and capital equipment costs; reduced supplies of raw materials; fluctuations in selling prices and volumes; intense competition; our ability to identify, complete, integrate or finance acquisitions; the potential loss of certain customers; adverse changes in and the cost of complying with extensive governmental regulations; and adverse changes in general market and industry conditions. Such risks are more particularly described in our filings with the SEC, including under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2010 Form 10-K. Further, forward-looking statements speak only as of the date they are made, and we do not have or undertake any obligation to update any such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2010 Form 10-K.

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

ROCK-TENN COMPANY
(Registrant)

Date: February 3, 2011	By:	/s/ Steven C. Voorhees
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