Form 10-K/A
period 2010-09-30
Rock-Tenn CO
filed 2011-04-21
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of March 31, 2011 the registrant had 39,408,674 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Annual Report on Form 10-K of Rock-Tenn Company (the “Company”) for the year ended September 30, 2010, which was originally filed with the Securities and Exchange Commission on November 22, 2010, as amended on April 5, 2011, (the “Original Form 10-K”) solely to include as Exhibit 3.4 the Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 10, 1994.

No other information in the Original Form 10-K is amended hereby. The information in this Form 10-K/A has not been updated to reflect events that occurred after the filing of the Original Form 10-K.

Item 15. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of January 10, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed therein, Steven Hill and the Stockholders’ Representative, as defined therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 1, 2008, by and among Rock-Tenn Company, Carrier Merger Sub, Inc., Southern Container Corp., the Stockholders listed in the original Merger Agreement, Steven Hill, and the Stockholders’ Representative (as defined in the original Merger Agreement) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

3.1	Restated and Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-73312).

3.2	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 2, 1995 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.3	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

3.4	Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 10, 1994 (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-4 filed on April 19, 2011, File No. 333-172432).

4.1	Amended and Restated Credit Agreement, dated as of March 5, 2008, among Rock-Tenn Company, as Borrower, Rock-Tenn Company of Canada, as the Canadian Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

4.2	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

4.3	Indenture, dated as of March 5, 2008, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

4.4	Supplemental Indenture, dated as of March 16, 2009, by and among Solvay Paperboard LLC, Rock-Tenn Company and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

4.5	Second Supplemental Indenture, dated as of May 29, 2009, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2009).

4.6	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of August 22, 2008, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders signatories thereto, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent and Bank of America, N.A., acting through its Canada branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 13, 2009).

4.7	Second Amendment to Credit Agreement and Consent, dated as of July 21, 2009, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009).

Exhibit Number	Description of Exhibit

4.8	Second Amended and Restated Credit and Security Agreement dated as of September 2, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the liquidity banks from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent, and SunTrust Robinson Humphrey, Inc., as TPF Agent and Administrative Agent (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

4.9	First Amendment to Second Amended and Restated Credit and Security Agreement dated as of September 24, 2008 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Initial Servicer, Nieuw Amsterdam Receivables Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Liquidity Bank to Nieuw Amsterdam and as Nieuw Amsterdam Agent, Three Pillars Funding LLC, SunTrust Bank as liquidity provider to TPF, and SunTrust Robinson Humphrey, Inc., as TPF Agent, and STRH as Administrative Agent (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

4.10	Third Amended and Restated Credit and Security Agreement dated as of August 14, 2009 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Toronto Dominion (New York) LLC, individually as a Committed Lender and as TD Agent, the other committed lenders from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent and as Administrative Agent (incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009).

4.11	First Amendment to Third Amended and Restated Credit and Security Agreement dated as of April 30, 2010 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, Toronto Dominion (New York) LLC, individually as a Committed Lender and as TD Agent, the other committed lenders from time to time party hereto, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Nieuw Amsterdam Agent and as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.12	Fourth Amendment to Credit Agreement and Consent, dated as of November 1, 2010, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 5, 2010).

4.13	Third Amendment to Credit Agreement and Consent, dated as of February 3, 2010, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.1*	Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).

10.2*	Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of October 1, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

10.3*	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

Exhibit Number	Description of Exhibit

10.4*	1993 Employee Stock Purchase Plan as Amended and Restated (incorporated by reference to Exhibit 99.3 to the Registrant’s -Registration Statement on Form S-8, File No. 333-77237), as amended by Amendment No. One to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003), and as further amended by Amendment No. Two to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003), and as further amended by Amendment No. Three to 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004).

10.5*	Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

10.6*	Rock-Tenn Company Supplemental Retirement Savings Plan as Effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-104870).

10.7*	2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2005).

10.8*	Amendment Number One to the Rock-Tenn Company Supplemental Executive Retirement Plan (Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.9*	Amendment Number Two to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.10*	Amendment Number Three to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 21, 2008 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.11*	Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.12*	Amended and Restated Employment Agreement between Rock-Tenn Company and James A. Rubright, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.13*	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.14*	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).

10.15*	Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

10.16*	Employment Agreement between Southern Container Corp. and James B. Porter III, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.17*	Amended and Restated Earnings Share Units between Southern Container Corp. and James B. Porter III, dated as of February 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number	Description of Exhibit

10.18*	First Amendment to Employment Agreement and Amended and Restated Earnings Share Units Agreement between James B. Porter III and Rock-Tenn Company, dated as of January 8, 2008, effective as of March 5, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.19*	Amendment No. 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.20*	Second Amended and Restated Receivables Sale Agreement dated as of September 2, 2008 among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, Rock-Tenn Packaging and Paperboard, LLC, PCPC, Inc. and Waldorf Corporation, Schiffenhaus Packaging Corp. and Southern Container Corp., as Originators, and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.21*	Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.22*	Amendment Number Four to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of March 31, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.23*	Amendment No. 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.24*	Second Amendment to Second Amended and Restated Receivables Sale Agreement and Third Amendment to Second Amended and Restated Credit and Security Agreement dated as of June 24, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.25*	Third Amendment to Second Amended and Restated Receivables Sale Agreement and Fourth Amendment to Second Amended and Restated Credit and Security Agreement dated as of July 14, 2009 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009).

10.26*	Amendment Number Five to the Rock-Tenn Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.27*	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (2)

21	Subsidiaries of the Registrant. (2)

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (2)

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company. (2)

31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company. (2)

31.3	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company. (3)

31.4	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company. (3)

31.5	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company. (1)

Exhibit Number	Description of Exhibit

31.6	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Rock-Tenn Company. (1)

101.INS—
XBRL Instance Document. (2)
101.SCH—
XBRL Taxonomy Extension Schema. (2)
101.CAL—
XBRL Taxonomy Extension Calculation Linkbase. (2)
101.DEF—
XBRL Taxonomy Definition Label Linkbase. (2)
101.LAB—
XBRL Taxonomy Extension Label Linkbase. (2)
101.PRE—
XBRL Taxonomy Extension Presentation Linkbase. (2)

* Management contract or compensatory plan or arrangement.

(1) Filed herewith as part of this Amendment No. 2 on Form 10-K/A.

(2) Included as part of the original Form 10-K filed on November 22, 2010.

(3) Included as part of Form 10-K/A (Amendment No. 1) filed on April 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK-TENN COMPANY

Dated: April 20, 2011	By:	/s/ Robert B. McIntosh
Robert B. McIntosh Executive Vice President, General Counsel and Secretary