Form 10-Q
period 2011-03-31
Rock-Tenn CO
filed 2011-05-06
CIK 230498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 25, 2011
Class A Common Stock, $0.01 par value	39,414,440

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$792.9	$731.9	$1,554.0	$1,422.7
Cost of goods sold (net of alternative fuel mixture credit of $0, $8.1, $0 and $28.8)	626.6	570.6	1,208.9	1,082.9

Gross profit	166.3	161.3	345.1	339.8
Selling, general and administrative expenses	88.3	87.2	171.5	167.2
Restructuring and other costs, net	6.3	1.3	6.9	4.3

Operating profit	71.7	72.8	166.7	168.3
Interest expense	(16.2)	(19.2)	(32.9)	(40.7)
Loss on extinguishment of debt	0.0	(3.3)	0.0	(2.8)
Interest income and other income, net	0.0	0.1	0.0	0.3
Equity in income of unconsolidated entities	0.3	(0.3)	0.6	(0.1)

Income before income taxes	55.8	50.1	134.4	125.0
Income tax expense	(17.5)	(16.4)	(44.8)	(33.7)

Consolidated net income	38.3	33.7	89.6	91.3
Less: Net income attributable to noncontrolling interests	(1.3)	(0.9)	(2.3)	(2.2)

Net income attributable to Rock-Tenn Company shareholders	$37.0	$32.8	$87.3	$89.1

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.94	$0.85	$2.23	$2.30

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.92	$0.83	$2.19	$2.26

Cash dividends paid per share	$0.20	$0.15	$0.40	$0.30

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Share Data)

	March 31,	September 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$11.9	$15.9
Accounts receivable (net of allowances of $8.7 and $7.8)	330.1	333.5
Inventories	280.4	269.5
Other current assets	88.2	90.1

Total current assets	710.6	709.0

Property, plant and equipment at cost:
Land and buildings	428.1	420.6
Machinery and equipment	1,972.3	1,915.7
Transportation equipment	13.3	13.1
Leasehold improvements	5.2	5.1

	2,418.9	2,354.5
Less accumulated depreciation and amortization	(1,166.5)	(1,104.5)

Net property, plant and equipment	1,252.4	1,250.0
Goodwill	751.8	748.8
Intangibles, net	145.6	151.5
Investment in unconsolidated entities	24.4	23.3
Other assets	28.6	32.3

	$2,913.4	$2,914.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$237.8	$231.6
Accounts payable	264.0	252.3
Accrued compensation and benefits	76.8	90.7
Other current liabilities	50.7	56.6

Total current liabilities	629.3	631.2
Long-term debt due after one year	774.8	897.3
Accrued pension and other long-term benefits	164.1	165.3
Deferred income taxes	194.9	166.4
Other long-term liabilities	28.8	30.0
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	7.5	7.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	0.0	0.0
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 39,408,674 and 38,903,036 shares outstanding at March 31, 2011 and September 30, 2010, respectively	0.4	0.4
Capital in excess of par value	302.2	290.5
Retained earnings	878.8	812.6
Accumulated other comprehensive loss	(73.1)	(92.2)

Total Rock-Tenn Company shareholders’ equity	1,108.3	1,011.3
Noncontrolling interests	5.7	6.1

Total equity	1,114.0	1,017.4

	$2,913.4	$2,914.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months Ended
	March 31,
	2011	2010
Operating activities:
Consolidated net income	$89.6	$91.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	73.9	74.3
Deferred income tax expense	26.5	13.3
Share-based compensation expense	9.4	8.0
Loss on extinguishment of debt	0.0	2.8
Gain on disposal of plant, equipment and other, net	(0.1)	(0.1)
Equity in (income) loss of unconsolidated entities	(0.6)	0.1
Pension funding less than expense	8.5	12.4
Alternative fuel mixture credit benefit	0.0	(29.0)
Impairment adjustments and other non-cash items	0.7	3.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	5.5	10.2
Inventories	(8.7)	12.1
Other assets	(1.9)	(3.9)
Accounts payable	10.7	7.0
Income taxes	1.2	36.7
Accrued liabilities and other	(20.7)	(25.7)

Net cash provided by operating activities	194.0	212.7

Investing activities:
Capital expenditures	(58.8)	(30.6)
Investment in unconsolidated entities	(1.2)	(0.1)
Return of capital from unconsolidated entities	0.4	0.4
Proceeds from sale of property, plant and equipment	0.6	2.9
Proceeds from property, plant and equipment insurance settlement	0.3	0.0

Net cash used for investing activities	(58.7)	(27.4)

Financing activities:
Additions to revolving credit facilities	23.1	150.9
Repayments of revolving credit facilities	(29.3)	(63.2)
Additions to debt	35.0	2.3
Repayments of debt	(144.5)	(260.4)
Debt issuance costs	(0.5)	(0.2)
Issuances of common stock, net of related minimum tax withholdings	(3.7)	(1.3)
Excess tax benefits from share-based compensation	0.6	1.4
Repayments to unconsolidated entity	(0.3)	(0.7)
Cash dividends paid to shareholders	(15.7)	(11.6)
Cash distributions paid to noncontrolling interests	(3.2)	(2.1)

Net cash used for financing activities	(138.5)	(184.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2

(Decrease) increase in cash and cash equivalents	(4.0)	0.6
Cash and cash equivalents at beginning of period	15.9	11.8

Cash and cash equivalents at end of period	$11.9	$12.4

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$16.2	$(17.9)
Interest, net of amounts capitalized	32.0	41.5

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2011

(Unaudited)

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries. Our references to the business of Rock-Tenn Company do not include entities that we do not consolidate. In April 2011, our 23.96% ownership of QPSI, a business providing merchandising displays, contract packaging, logistics and distribution solutions increased to approximately 31.5% as a result of a liquidation of one of the member’s interest in QPSI.

We are primarily a manufacturer of packaging products, recycled paperboard, containerboard, bleached paperboard and merchandising displays.

Note 1. Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2010 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Fiscal 2010 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2011 and March 31, 2010, our financial position at March 31, 2011 and September 30, 2010, and our cash flows for the six months ended March 31, 2011 and March 31, 2010.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2010 Form 10-K.

The results for the three and six months ended March 31, 2011 are not necessarily indicative of results that may be expected for the full year.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3. Comprehensive Income and Equity

Comprehensive Income

The following are the components of comprehensive income, net of tax (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Consolidated net income	$38.3	$33.7	$89.6	$91.3
Foreign currency translation gain	5.8	6.3	11.8	10.0
Net deferred loss on cash flow hedges	(0.2)	(1.4)	(0.2)	(1.8)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.0	1.4	2.2	3.2
Amortization of net actuarial loss	3.0	3.4	5.8	6.3
Amortization of prior service cost	0.1	0.2	0.2	0.3
Other comprehensive income adjustments	0.0	0.0	0.0	(1.7)

Comprehensive income	48.0	43.6	109.4	107.6
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1.6)	(1.2)	(3.0)	1.6

Comprehensive income attributable to Rock-Tenn Company shareholders	$46.4	$42.4	$106.4	$109.2

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three and six months ended March 31, 2011 and March 31, 2010. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2011 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at September 30, 2010	$1,011.3	$6.1	$1,017.4

Net income	87.3	1.4	88.7

Components of other comprehensive income, net of tax:
Foreign currency translation gain	11.3	0.3	11.6
Net deferred loss on cash flow hedges	(0.2)	0.0	(0.2)
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	2.2	0.0	2.2
Amortization of net actuarial loss	5.6	0.0	5.6
Amortization of prior service cost	0.2	0.0	0.2
Income tax benefit from share-based plans	0.6	0.0	0.6
Compensation expense under share-based plans	9.4	0.0	9.4
Cash dividends (per share - $0.40)	(15.7)	0.0	(15.7)
Cash distributions to noncontrolling interests	0.0	(2.1)	(2.1)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(3.7)	0.0	(3.7)

Balance at March 31, 2011	$1,108.3	$5.7	$1,114.0

(1)

Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4. Earnings per Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$37.0	$32.8	$87.3	$89.1
Less: Distributed and undistributed income available to participating securities	(0.8)	(0.4)	(1.2)	(1.1)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$36.2	$32.4	$86.1	$88.0

Denominator:
Basic weighted average shares outstanding	38.7	38.3	38.6	38.3

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.94	$0.85	$2.23	$2.30

Diluted earnings per share:

Numerator:
Net income attributable to Rock-Tenn Company shareholders	$37.0	$32.8	$87.3	$89.1
Less: Distributed and undistributed income available to participating securities	(0.7)	(0.4)	(1.2)	(1.1)

Distributed and undistributed income available to Rock-Tenn Company shareholders	$36.3	$32.4	$86.1	$88.0

Denominator:
Basic weighted average shares outstanding	38.7	38.3	38.6	38.3
Effect of dilutive stock options and non-participating securities	0.5	0.7	0.7	0.7

Diluted weighted average shares outstanding	39.2	39.0	39.3	39.0

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.92	$0.83	$2.19	$2.26

Options to purchase less than 0.1 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2011. Options to purchase 0.1 million common shares were not included in computing diluted earnings per share in the three and six months ended March 31, 2010 because the effect would have been antidilutive.

Note 5. Alternative Fuel Mixture Credit

We recognized $8.1 million and $29.0 million of alternative fuel mixture credit, which was not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $8.1 million and $28.8 million, net of expenses, in the three and six months ended March 31, 2010, respectively. For more information regarding our alternative fuel mixture credit and cellulosic biofuel producer credit, see “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $6.3 million and $1.3 million for the three months ended March 31, 2011 and March 31, 2010, respectively, and recorded pre-tax restructuring and other costs, net, of $6.9 million and $4.3 million for the six months ended March 31, 2011 and March 31, 2010, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months and six months ended March 31, 2011 and March 31, 2010, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Consumer Packaging (a)	Current Qtr.	$0.0	$0.0	$0.0	$0.0	$(0.1)	$(0.1)
	YTD Fiscal 2011	0.0	0.0	0.0	0.0	(0.1)	(0.1)
	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.1	0.1
	YTD Fiscal 2010	0.0	0.1	0.0	0.0	0.1	0.2

	Cumulative	1.1	0.9	0.5	0.0	1.3	3.8
	Expected Total	1.1	0.9	0.5	0.0	1.3	3.8

Corrugated Packaging (b)	Current Qtr.	(0.1)	0.0	0.0	0.0	0.0	(0.1)
	YTD Fiscal 2011	(0.3)	0.1	0.0	0.0	0.5	0.3
	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.0	0.0
	YTD Fiscal 2010	0.0	0.0	0.0	0.0	0.1	0.1

	Cumulative	3.3	0.9	0.4	0.1	1.7	6.4
	Expected Total	3.3	0.9	0.4	0.2	1.7	6.5

Specialty Paperboard Products(c)	Current Qtr.	(0.2)	0.1	0.1	0.2	0.1	0.3
	YTD Fiscal 2011	(0.2)	0.1	0.1	0.4	0.1	0.5
	Prior Year Qtr.	0.5	0.2	0.1	0.0	0.4	1.2
	YTD Fiscal 2010	2.4	0.9	0.1	0.1	0.5	4.0

	Cumulative	3.9	1.7	0.3	0.8	1.0	7.7
	Expected Total	3.9	1.7	0.4	1.1	1.0	8.1

Other (d)	Current Qtr.	0.0	0.0	0.0	0.0	6.2	6.2
	YTD Fiscal 2011	0.0	0.0	0.0	0.0	6.2	6.2
	Prior Year Qtr.	0.0	0.0	0.0	0.0	0.0	0.0
	YTD Fiscal 2010	0.0	0.0	0.0	0.0	0.0	0.0

	Cumulative	0.0	0.1	0.0	0.0	22.8	22.9
	Expected Total	0.0	0.1	0.0	0.0	22.8	22.9

Total	Current Qtr.	$(0.3)	$0.1	$0.1	$0.2	$6.2	$6.3

	YTD Fiscal 2011	$(0.5)	$0.2	$0.1	$0.4	$6.7	$6.9

	Prior Year Qtr.	$0.5	$0.2	$0.1	$0.0	$0.5	$1.3

	YTD Fiscal 2010	$2.4	$1.0	$0.1	$0.1	$0.7	$4.3

	Cumulative	$8.3	$3.6	$1.2	$0.9	$26.8	$40.8

	Expected Total	$8.3	$3.6	$1.3	$1.3	$26.8	$41.3

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

(c)

The Specialty Paperboard Products segment charges primarily reflect the closure of our El Paso, Texas, Cicero, Illinois and Santa Fe, California (each announced and closed in fiscal 2011) and Keene, New Hampshire (announced and closed in fiscal 2010) interior packaging plants, and our Columbus, Indiana laminated paperboard converting operation (announced and closed in fiscal 2010), and our Macon, Georgia drum manufacturing operation (announced and closed in fiscal 2010). The cumulative charges primarily include our Macon and Columbus facilities as well as our Drums, Pennsylvania and Litchfield, Illinois interior packaging plants (announced and closed in fiscal 2010 and 2009, respectively) and impairment of certain assets, severance and lease liabilities associated with our fiscal 2010 acquisition of Innerpac Holding Company. We have transferred a substantial portion of the production from the closed interior packaging plants to our other interior packaging plants.

(d)

The expenses in the “Other Costs” column primarily reflect costs incurred with the announced Smurfit-Stone Container Corporation (“Smurfit-Stone”) acquisition and integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition	Integration	Other
	Expenses	Expenses	Expenses	Total
Current Qtr.	$4.0	$2.2	$0.0	$6.2
YTD Fiscal 2011	4.0	2.2	0.0	6.2

Acquisition expenses also include expenses associated with other acquisitions not consummated. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect preliminary work being performed to facilitate the Smurfit-Stone acquisition. We are currently evaluating the amount of expenses we expect to incur as a result of the Smurfit-Stone acquisition and integration.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and lease commitments, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income for the six months ended March 31, 2011 and March 31, 2010 (in millions):

	2011	2010
Accrual at beginning of fiscal year	$1.4	$1.1
Additional accruals	0.6	1.1
Payments	(0.6)	(0.9)
Adjustment to accruals	(0.1)	0.2

Accrual at March 31,	$1.3	$1.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	2011	2010
Additional accruals and adjustments to accruals (see table above)	$0.5	$1.3
Acquisition expenses	4.0	0.0
Integration expenses	2.2	0.0
Net property, plant and equipment	(0.5)	2.4
Severance and other employee costs	0.2	0.2
Equipment relocation	0.1	0.1
Facility carrying costs	0.4	0.1
Other	0.0	0.2

Total restructuring and other costs, net	$6.9	$4.3

Note 7. Tax Provision

We recorded income tax expense of $17.5 million and $44.8 million in the three and six months ended March 31, 2011 compared to $16.4 million and $33.7 million in the three and six months ended March 31, 2010. The effective tax rates for the three and six months ended March 31, 2011 were approximately 31.4% and 33.3%, respectively. The effective tax rates for the three and six months ended March 31, 2010 were approximately 32.7% and 27.0%, respectively. The effective tax rates for the three and six months ended March 31, 2011 were different than the statutory rate primarily due to the impact of the second quarter release of a valuation allowance related to state credits and reinstatement of the federal research and development credit in the first quarter. The effective tax rates for the three and six months ended March 31, 2010 were different from the statutory rate primarily due to the impact of the alternative fuel mixture credit which was excluded from taxable income.

As of March 31, 2011, the gross amount of unrecognized tax benefits was approximately $12.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $5.1 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of March 31, 2011, we had a recorded liability of $3.9 million for the payment of interest and penalties related to the liability for unrecognized tax benefits.

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

	March 31,	September 30,
	2011	2010
Finished goods and work in process	$154.6	$149.6
Raw materials	130.2	118.8
Supplies and spare parts	51.7	50.1

Inventories at FIFO cost	336.5	318.5
LIFO reserve	(56.1)	(49.0)

Net inventories	$280.4	$269.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Debt

With the exception of certain items noted below, there were no significant changes in our debt agreements during the six months ended March 31, 2011. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K.

The following were individual components of debt (in millions):

	March 31,	September 30,
	2011	2010
8.20% secured notes due August 2011, including hedge adjustments resulting from terminated interest rate swaps of $0.5 million and $1.2 million(a)	$155.2	$155.8

5.625% secured notes due March 2013, including hedge adjustments resulting from terminated interest rate swaps of $0.6 million and $0.7 million, net of unamortized discount of $0.1 and $0.1(a)	81.0	81.1

9.25% unsecured notes due March 2016, net of unamortized discount of $0.9 and $0.9(a)	299.1	299.1

Term loan facilities (b)	436.1	470.1

Revolving credit and swing facilities (b)	5.1	11.3

Receivables-backed financing facility (c)	0.0	75.0

Industrial development revenue bonds, bearing interest at variable rates (2.13% at March 31, 2011 and 2.06% at September 30, 2010); due at various dates through October 2036 (d)	17.4	17.4
Other notes	18.7	19.1

Total Debt	1,012.6	1,128.9
Less current portion of debt	237.8	231.6

Long-term debt due after one year	$774.8	$897.3

The following were the aggregate components of debt (in millions):

Face value of debt instruments, net of unamortized discounts	$1,011.5	$1,127.0
Hedge adjustments resulting from terminated interest rate swaps	1.1	1.9

Total Debt	$1,012.6	$1,128.9

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

The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2012, then September 15, 2012. The Credit Facility provides for up to $100.0 million in Canadian or U.S. Dollar loans to a Canadian subsidiary. At March 31, 2011 and September 30, 2010, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $45.0 million. At March 31, 2011, there were $2.0 million in borrowings by the Canadian subsidiary. At March 31, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.7 million, were approximately $414.2 million.

The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio (which is the ratio of our total funded debt to EBITDA, as defined in the Credit Facility). For the quarter ended March 31, 2011 the applicable margin was 1.25%, and for the year ended September 30, 2010 the applicable margin was 1.25%. The variable rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 1.52% and 1.51% at March, 2011 and September 30, 2010, respectively. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 1.51% to 3.50% at March 31, 2011 and from 1.51% to 3.50% at September 30, 2010. Our obligations under the Credit Facility and under certain related hedging agreements are guaranteed by substantially all of our U.S. subsidiaries, and partially by our Canadian subsidiaries. Obligations under the Credit Facility are secured by a substantial portion of our assets. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth, as discussed in our Debt Footnote in our Fiscal 2010 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

(c)

At March 31, 2011, we had no borrowings outstanding and at September 30, 2010, we had $75.0 million outstanding under our $135.0 million receivables-backed financing facility (the “Receivables Facility”), which will expire on July 13, 2012. Accordingly, such borrowings are classified as long-term at March 31, 2011 and September 30, 2010. The borrowing rate, which consists of the market rate for asset-backed commercial paper plus a utilization fee, was 2.04% and 2.08% as of March 31, 2011 and September 30, 2010, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At March 31, 2011 and September 30, 2010, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $135.0 million and $135.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2011 was approximately $268 million. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement. There are no restrictions on the underlying receivables.

(d)

The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of March 31, 2011, the outstanding amount of direct pay letters of credit supporting all IDBs was $17.7 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility.

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of March 31, 2011, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of March 31, 2011, the aggregate notional amount of outstanding debt related to these interest rate swaps was $236 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. On April 1, 2011, the aggregate notional amount of these swaps declined to $216 million.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended March 31, 2011 and March 31, 2010, $0.4 million and $0.4 million, respectively, were amortized to earnings as a reduction of interest expense. During the six months ended March 31, 2011 and March 31, 2010, $0.8 million and $0.8 million, respectively, were amortized to earnings as a reduction of interest expense.

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

As of March 31, 2011 and September 30, 2010, we had the following outstanding commodity derivatives related to forecasted transactions that were not designated as accounting hedges:

	March 31, 2011		September 30, 2010
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	12,500	Tons	24,500	Tons

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Values of Derivative Instruments

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

		Asset Derivatives			Liability Derivatives
Type of Derivative	Balance Sheet Location	March 31, 2011 Fair Value	September 30, 2010 Fair Value	Balance Sheet Location	March 31, 2011 Fair Value	September 30, 2010 Fair Value

Derivatives designated as hedging instruments:

Interest rate	N/A	$0.0	$0.0	Other current liabilities	$7.0	$8.7
Interest rate	N/A	0.0	0.0	Other long-term liabilities	0.4	3.3

		$0.0	$0.0		$7.4	$12.0

Derivatives not designated as hedging instruments:

Interest rate	Other assets	$0.2	$0.0	Other current liabilities	$0.2	$0.0
Interest rate	N/A	0.0	0.0	Other long-term liabilities	0.0	1.2
Commodity	Other current assets	1.8	1.2	Other current liabilities	1.2	0.4
Commodity	Other assets	0.0	0.2	Other long-term liabilities	0.0	0.0

		$2.0	$1.4		$1.4	$1.6

Total fair values		$2.0	$1.4		$8.8	$13.6

The following tables summarize the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three and six months ended March 31, (in millions):

Derivatives in Cash Flow Hedging Relationships:

Amount of gain or (loss) recognized in other comprehensive income on derivative – effective portion for the three and six months ended March 31, (in millions):

For the three months ended:

Type of Derivative	2011	2010

Interest rate	$(0.3)	$(2.6)

For the six months ended:

Type of Derivative	2011	2010

Interest rate	$(0.3)	$(3.6)
Commodity	0.0	0.3

Total	$(0.3)	$(3.3)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income – effective portion, and location of where gain or (loss) is recorded for the three and six months ended March 31, (in millions):

For the three months ended:

Type of Derivative	Location	2011	2010

Interest rate	Interest expense	$(1.7)	$(2.8)
Commodity	Net sales	0.0	0.4

Total		$(1.7)	$(2.4)

For the six months ended:

Type of Derivative	Location	2011	2010

Interest rate	Interest expense	$(3.7)	$(6.0)
Commodity	Net sales	0.0	0.7

Total		$(3.7)	$(5.3)

Amount of gain or (loss) recognized in income on derivative – ineffective portion and amount excluded from effectiveness testing, and location of where gain or (loss) is recorded for the three and six months ended March 31, (in millions):

For the three months ended:

Type of Derivative	Location	2011	2010

Commodity	Net sales	$0.0	$(0.5)

For the six months ended:

Type of Derivative	Location	2011	2010

Commodity	Net sales	$0.0	$(0.6)

Derivatives Not Designated As Hedging Instruments:

Amount of gain or (loss) recognized in income on derivative and location of where gain or (loss) is recorded for the three and six months ended March 31, (in millions):

For the three months ended:

Type of Derivative	Location	2011	2010

Interest rate	Selling, general and administrative expenses	$0.1	$(0.1)
Commodity	Net sales	0.0	1.5

Total		$0.1	$1.4

For the six months ended:

Type of Derivative	Location	2011	2010

Interest rate	Selling, general and administrative expenses	$1.2	$0.4
Commodity	Net sales	0.2	1.4

Total		$1.4	$1.8

As of March 31, 2011, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $5.2 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on March 31, 2011, is approximately $7.4 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted by us against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $7.4 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with these contingent features that are in a liability position on March 31, 2011 is approximately $1.0 million.

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

As of March 31, 2011, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$5.4	$0.0	$0.0	$5.4
Interest rate derivatives	$0.0	$0.2	$0.0	$0.2
Commodity derivatives	$0.0	$0.0	$1.8	$1.8

Liabilities:
Interest rate derivatives	$0.0	$7.6	$0.0	$7.6
Commodity derivatives	$0.0	$0.0	$1.2	$1.2

The following table provides a summary of the net changes in the fair values of our Level 3 derivatives for the six months ended March 31, (in millions):

	2011	2010
Beginning asset (liability) balance, net	$1.0	$0.6
Realized and unrealized net gains recorded in net sales	0.2	1.1
Realized and unrealized net gains deferred in other comprehensive income	0.0	0.1
Settlements	(0.6)	(0.8)

Ending asset balance, net	$0.6	$1.0

The following table provides a summary of unrealized net gains and losses during the six months ended March 31, 2011 and March 31, 2010 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at March 31, 2011 and March 31, 2010 (in millions):

	2011	2010
Unrealized net gain recorded in net sales	$0.1	$1.0

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	March 31, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes (1)	$155.2	$158.1	$155.8	$162.8
March 2013 Notes (1)	81.0	82.9	81.1	84.1
March 2016 Notes (1)	299.1	330.2	299.1	330.0
Term loan facilities (2)	436.1	428.6	470.1	466.1
Revolving credit and swing facilities (3)	5.1	5.1	11.3	11.3
Receivables-backed financing facility (3)	0.0	0.0	75.0	75.0
Industrial development revenue bonds (3)	17.4	17.4	17.4	17.4
Other fixed rate long-term debt (2)	18.7	20.4	19.1	20.5

Total debt	$1,012.6	$1,042.7	$1,128.9	$1,167.2

(1)	Fair value is based on the quoted market prices for the same or similar issues.
(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.
(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Service cost	$2.6	$2.7	$5.4	$5.5
Interest cost	6.2	6.0	12.3	11.9
Expected return on plan assets	(6.4)	(5.9)	(12.5)	(11.9)
Amortization of prior service cost	0.3	0.2	0.4	0.4
Amortization of net actuarial loss	4.3	5.0	9.4	9.7

Company defined benefit plan expense	7.0	8.0	15.0	15.6
Multi-employer plans for collective bargaining employees	0.6	0.5	1.0	0.9

Net pension cost	$7.6	$8.5	$16.0	$16.5

During the three and six months ended March 31, 2011, we contributed an aggregate of $3.9 million and $6.5 million, respectively, to our pension and supplemental retirement plans. Based on our current assumptions, we anticipate contributing approximately $21 million in fiscal 2011 to our pension and supplemental retirement plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $3.2 million to our pension and supplemental retirement plans in both the three and six months ended March 31, 2010.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13. Stock Based Compensation

Stock Options

During the second quarter of fiscal 2011, we granted options to purchase 110,475 shares of our Class A common stock “Common Stock” to certain employees. These options vest three years from the grant date. These grants were valued at $26.54 per share using the Black-Scholes option pricing model. The approximate significant assumptions used were: an expected term of 5.1 years; an expected volatility of 47.0%; expected dividends of 1.4%; and a risk free rate of 2.1%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and March 31, 2010 was $1.2 million and $0.6 million, respectively, and during the six months ended March 31, 2011 and March 31, 2010 it was $1.4 million and $3.6 million, respectively.

The table below summarizes the changes in all stock options during the six months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2010	936,754	$29.44
Granted	110,475	68.65
Exercised	(37,431)	25.20
Expired	0	0.00
Forfeited	(1,033)	29.10

Outstanding at March 31, 2011	1,008,765	$33.90	7.1 years	$35.8

Exercisable at March 31, 2011	622,656	$26.55	6.1 years	$26.7

Restricted Stock

During the second quarter of fiscal 2011, we granted 18,000 shares of restricted stock, which vest over one year to our non-employee directors and target awards of 195,050 shares of restricted stock with a service and a performance condition that vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended.

The aggregate fair value of restricted stock that vested during the three months ended March 31, 2011 and March 31, 2010 was $18.5 million and $8.1 million, respectively, and during the six months ended March 31, 2011 and March 31, 2010 it was $18.5 million and $9.6 million, respectively.

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights; if the service conditions are not met, the restricted Common Stock is forfeited. At March 31, 2011 and September 30, 2010, restricted shares of Common Stock of 0.6 million and 0.3 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2010	982,756	$30.32
Granted (1)	386,078	50.44
Vested	(279,629)	32.02
Forfeited	(5,275)	19.40

Unvested at March 31, 2011 (1) (2)	1,083,930	$37.10

(1)

Fiscal 2011 target awards of 195,050 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award. During the first six months of fiscal 2011, certain restricted shares granted in the second quarter of 2009

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

achieved the respective performance condition based on our Cash Flow to Equity Ratio (as defined in the applicable grant letter), certain restricted shares granted in the second quarter of fiscal 2008 achieved the respective performance condition based on the Annual Average Return over Capital Costs (as defined in the applicable grant letter), and certain restricted shares granted in the second quarter of 2008 achieved the respective market condition based on Total Shareholder Return (as defined in the applicable grant letter) each at 150% of target. These achievements resulted in the issuance of an additional 137,563 and the issuance and vesting of an additional 35,465 shares in the first six months of fiscal 2011.

(2)

Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2010 in the amount of 249,300 may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

For additional information about our share-based payment awards, refer to “Note 17. Stock Based Compensation” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K.

Note 14. Related Party Transactions

We sell products to an affiliated company. Net sales to the affiliate for the three months ended March 31, 2011 and March 31, 2010 were approximately $31.1 million and $23.2 million, respectively. Net sales to the affiliate for the six months ended March 31, 2011 and March 31, 2010 were approximately $65.7 million and $41.2 million, respectively. Accounts receivable due from the affiliated company at March 31, 2011 and September 30, 2010 were $20.6 million and $21.8 million, respectively, and were included in accounts receivable on our condensed consolidated balance sheets.

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

We have been identified as a potentially responsible party (“PRP”) at six active “superfund” sites pursuant to Superfund legislation. Based upon currently available information and the opinions of our environmental compliance managers and general counsel, although there can be no assurance, we have preliminarily determined that, while we may be associated with the site and while it is probable that we have incurred a liability with respect to the site, one of the following conclusions was applicable:

•	with respect to each of two sites, we determined, while it was not estimable, the potential liability was reasonably likely to be immaterial; and

•	with respect to four sites, we have preliminarily determined the potential liability was best reflected by a range of reasonably possible liabilities, all of which we expect to be immaterial.

In addition to the above mentioned sites, three of our current or former locations are being investigated under various state regulations. These investigations may lead to remediation costs; however, we believe such costs, if any, would be immaterial.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Additional information on these three sites follows:

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

In addition to the above mentioned sites, during the second quarter of fiscal 2011, investigation activities were brought to a close and the State environmental agency determined that no further corrective action was necessary at a site where it was believed that the contamination discovered was due to an oil release by a previous owner for which remediation costs, if any, would be immaterial. The previous owner is obligated to indemnify us for any contamination caused by the oil release.

Except as stated above, we can make no assessment of our potential liability, if any, with respect to any site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any of these sites and that the remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. There can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all our costs and expenses.

Guarantees

We have made the following guarantees as of March 31, 2011:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•

as part of the Southern Container acquisition we acquired two unconsolidated entities for which we guarantee less than $4 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity of approximately $2 million; and

•

we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2014. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at March 31, 2011, which would result in a purchase price of approximately 52% of our partner’s net equity reflected on Seven Hills’ March 31, 2011 balance sheet.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales (aggregate):
Consumer Packaging	$410.3	$386.2	$803.0	$765.8
Corrugated Packaging	209.4	191.0	407.7	371.1
Merchandising Displays	91.4	77.1	183.2	143.9
Specialty Paperboard Products	103.5	96.4	201.9	176.2

Total	$814.6	$750.7	$1,595.8	$1,457.0

Less net sales (intersegment):
Consumer Packaging	$6.3	$7.2	$12.8	$13.2
Corrugated Packaging	11.1	8.6	20.5	15.9
Merchandising Displays	0.3	0.1	0.6	0.2
Specialty Paperboard Products	4.0	2.9	7.9	5.0

Total	$21.7	$18.8	$41.8	$34.3

Net sales (unaffiliated customers):
Consumer Packaging	$404.0	$379.0	$790.2	$752.6
Corrugated Packaging	198.3	182.4	387.2	355.2
Merchandising Displays	91.1	77.0	182.6	143.7
Specialty Paperboard Products	99.5	93.5	194.0	171.2

Total	$792.9	$731.9	$1,554.0	$1,422.7

Segment income:
Consumer Packaging	$43.4	$44.9	$95.7	$107.7
Corrugated Packaging	29.1	20.9	65.5	55.6
Merchandising Displays	10.2	11.2	21.6	15.4
Specialty Paperboard Products	5.2	6.0	9.5	10.5

Total segment income	87.9	83.0	192.3	189.2
Restructuring and other costs, net	(6.3)	(1.3)	(6.9)	(4.3)
Non-allocated expenses	(9.6)	(9.2)	(18.1)	(16.7)
Interest expense	(16.2)	(19.2)	(32.9)	(40.7)
Loss on extinguishment of debt	0.0	(3.3)	0.0	(2.8)
Interest income and other income, net	0.0	0.1	0.0	0.3

Income before income taxes	55.8	50.1	134.4	125.0
Income tax expense	(17.5)	(16.4)	(44.8)	(33.7)

Consolidated net income	38.3	33.7	89.6	91.3
Less: Net income attributable to noncontrolling interests	(1.3)	(0.9)	(2.3)	(2.2)

Net income attributable to Rock-Tenn Company shareholders	$37.0	$32.8	$87.3	$89.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 17. Subsequent Event

On January 23, 2011, we announced that the Boards of Directors of RockTenn and Smurfit-Stone had approved a definitive agreement, which was executed by the parties on the same date as the announcement, under which Smurfit-Stone will become a wholly owned subsidiary of RockTenn. For each share of Smurfit-Stone common stock, Smurfit-Stone stockholders will be entitled to receive 0.30605 shares of RockTenn common stock and $17.50 in cash. We expect to issue approximately 31 million shares. RockTenn has received $3.7 billion in committed bank financing to fund the acquisition, refinance Smurfit-Stone’s debt, refinance a portion of RockTenn’s existing debt, allow for additional liquidity and for the payment of fees in connection with the transaction.

On April 27, 2011, we announced that the Rock-Tenn Company Registration Statement on Form S-4 had been declared effective and that the RockTenn and Smurfit-Stone Joint Proxy Statement/Prospectus contained in the registration statement would be mailed on or about April 29, 2011 to RockTenn shareholders and Smurfit-Stone stockholders of record as of April 8, 2011. The issuance of RockTenn shares of common stock in connection with the merger is subject to the approval of RockTenn shareholders. RockTenn shareholders will vote at a special meeting of RockTenn shareholders on May 27, 2011 at 9:00 a.m., Eastern time, at the Grand Hyatt Atlanta at 3300 Peachtree Road, N.E., Atlanta, Georgia 30305. In addition, the approval and adoption of the merger agreement is subject to the approval of Smurfit-Stone stockholders. Smurfit-Stone stockholders will vote at a special meeting of stockholders of Smurfit-Stone on May 27, 2011 at 9:00 a.m., Central time, at 6 City Place Drive, Creve Coeur, Missouri 63141. The transaction is expected to close immediately following the successful votes. Upon completion of the transaction, RockTenn will have annual revenues on a pro forma basis of approximately $9.2 billion and total assets on a pro forma basis of approximately $10.6 billion, subject to the final purchase price and completion of the purchase price allocation.

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

Overview

Excluding the $8.1 million included in the second quarter of fiscal 2010 in the Consumer Packaging segment related to the alternative fuel mixture credit, segment income in the second quarter of fiscal 2011 increased $13.0 million to $87.9 million compared to the second quarter of fiscal 2010. The increase was primarily due to higher earnings in our Corrugated Packaging and Consumer Packaging segments due primarily to higher containerboard and paperboard selling prices and volumes.

Net income attributable to Rock-Tenn Company shareholders, excluding the net income impact of the alternative fuel mixture credit of $8.1 million, increased $12.3 million to $37.0 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to generally higher selling prices and volumes and continued strong execution by our businesses, which were partially offset by increased recycled fiber, freight and chemical costs.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2010	$690.8	$731.9	$1,422.7	$771.9	$806.8	$3,001.4
2011	$761.1	$792.9	$1,554.0
% Change	10.2%	8.3%	9.2%

Net sales in the second quarter of fiscal 2011 increased $61.0 million compared to the second quarter of fiscal 2010 primarily due to generally higher selling prices and volumes. Net sales in the six months ended March 31, 2011 increased $131.3 million compared to the six months ended March 31, 2010 primarily due to generally higher selling prices and volumes.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2010	$512.3	$570.6	$1,082.9	$595.8	$602.6	$2,281.3
(% of Net Sales)	74.2%	78.0%	76.1%	77.2%	74.7%	76.0%
2011	$582.3	$626.6	$1,208.9
(% of Net Sales)	76.5%	79.0%	77.8%

Cost of goods sold as a percentage of net sales increased in the second quarter of fiscal 2011 compared to the prior year second quarter primarily as a result of the $8.1 million alternative fuel mixture credit recorded in the second quarter of fiscal 2010 and increased recycled fiber and chemical costs which were partially offset by reduced virgin fiber and energy costs. Recycled fiber and chemical costs in our mills increased $33 per ton and $6 per ton, respectively, freight expense increased $6.4 million due in part to higher volumes and group insurance costs increased $1.1 million. Virgin fiber and energy costs in our mills decreased $41 per ton and $3 per ton, respectively.

Cost of goods sold as a percentage of net sales increased in the six months ended March 31, 2011 compared to the six months ended March 31, 2010 primarily as a result of the $28.8 million alternative fuel mixture credit, net of related expenses recorded in the first six months of fiscal 2010 and increased recycled fiber and chemical costs which were partially offset by reduced virgin fiber and energy costs. Recycled fiber and chemical costs in our mills increased $50 per ton and $3 per ton, respectively, and freight expense increased $9.9 million due in part to higher volumes. Virgin fiber and energy costs in our mills decreased $32 per ton and $2 per ton, respectively.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2010	$80.0	$87.2	$167.2	$84.9	$87.8	$339.9
(% of Net Sales)	11.6%	11.9%	11.8%	11.0%	10.9%	11.3%
2011	$83.2	$88.3	$171.5
(% of Net Sales)	10.9%	11.1%	11.0%

Selling, general and administrative (“SG&A”) expenses increased $1.1 million and declined as a percentage of net sales in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. We recorded increased compensation costs of $2.0 million partially offset by decreased bad debt expense of $1.2 million.

SG&A expenses increased $4.3 million and declined as a percentage of net sales in the six months ended March 31, 2011 compared to the six months ended March 31, 2010. We recorded increased compensation costs of $4.3 million and increased professional fees and consulting expense for various initiatives of $1.4 million. Partially offsetting these increases were reduced bad debt expense of $1.4 million and reduced commissions expense of $1.3 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $6.3 million and $1.3 million in the second quarter of fiscal 2011 and 2010, respectively. We recorded aggregate pre-tax restructuring and other costs of $6.9 million and $4.3 million in the six months ended March 31, 2011 and March 31, 2010, respectively. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities in the second quarter of fiscal 2011 was income of $0.3 million compared to a loss of $0.3 million in the second quarter of fiscal 2010. Equity in income (loss) of unconsolidated entities in the six months ended March 31, 2011 was income of $0.6 million compared to a loss of $0.1 million in the six months ended March 31, 2010.

Interest Expense

Interest expense for the second quarter of fiscal 2011 decreased to $16.2 million from $19.2 million for the same quarter last year and included non-cash deferred financing cost amortization of $1.5 million and $1.5 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $2.4 million, and lower interest rates, net of swaps, decreased interest expense by approximately $0.6 million.

Interest expense for the six months ended March 31, 2011 decreased to $32.9 million from $40.7 million for the six months ended March 31, 2010 and included non-cash deferred financing cost amortization of $3.1 million and $3.2 million, respectively. The decrease in our average outstanding borrowings decreased interest expense by approximately $5.4 million, and lower interest rates, net of swaps, decreased interest expense by approximately $2.3 million, and deferred financing cost amortization decreased $0.1 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended March 31, 2010 of $3.3 million primarily represents the write off of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility.

Loss on extinguishment of debt for the six months ended March 31, 2010 was $2.8 million and included $0.5 million of gain recognized in the first quarter of fiscal 2010 in connection with the repurchase of $19.5 million of our

March 2013 Notes at an average price of approximately 98% of par and the $3.3 million charge in connection with the term loan B repayment discussed above.

Interest Income and Other Income, net

Interest income and other income, net, for the three and six months ended March 31, 2010 was income of $0.1 million and $0.3 million, respectively.

Provision for Income Taxes

We recorded income tax expense of $17.5 million and $44.8 million in the three and six months ended March 31, 2011, respectively, compared to $16.4 million and $33.7 million in the three and six months ended March 31, 2010, respectively. The effective tax rates for the three and six months ended March 31, 2011 were approximately 31.4% and 33.3%, respectively. The effective tax rate for the three and six months ended March 31, 2010 were approximately 32.7% and 27.0%, respectively. In fiscal 2011, we expect our marginal tax rate to be approximately 35%. We discuss our provision for income taxes in more detail in “Note 7. Tax Provision” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for the second quarter of fiscal 2011 increased to $1.3 million from $0.9 million in the second quarter of fiscal 2010. The reduction for net income attributable to noncontrolling interests for the six months ended March 31, 2011 increased to $2.3 million from $2.2 million in the six months ended March 31, 2010.

Results of Operations (Segment Data)

Paperboard and Containerboard Tons Shipped and Average Net Selling Price Per Ton

	Coated and Specialty Recycled Paperboard Tons Shipped(a)	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Containerboard Tons Shipped	Average Net Selling Price (Per Ton)(a)
	(In thousands, except Average Net Selling Price Per Ton)

First Quarter	223.1	85.0	25.4	231.1	$544
Second Quarter	228.1	85.8	25.0	234.8	563

Six Months Ended March 31, 2010	451.2	170.8	50.4	465.9	558

Third Quarter	232.2	89.0	24.1	245.0	595
Fourth Quarter	235.6	86.1	25.9	244.7	610

Fiscal 2010	919.0	345.9	100.4	955.6	$578

First Quarter	224.5	84.4	22.1	247.4	$617
Second Quarter	239.3	85.1	24.0	243.9	622

Six Months Ended March 31, 2011	463.8	169.5	46.1	491.3	$620

(a)

Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and Average Price Per Ton is computed as net sales of paperboard, containerboard and market pulp divided by tons shipped.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)

First Quarter	$379.6	$62.8	16.5%
Second Quarter	386.2	44.9	11.6

Six Months Ended March 31, 2010	765.8	107.7	14.1

Third Quarter	398.2	49.1	12.3
Fourth Quarter	414.1	57.7	13.9

Fiscal 2010	$1,578.1	$214.5	13.6%

First Quarter	$392.7	$52.3	13.3%
Second Quarter	410.3	43.4	10.6

Six Months Ended March 31, 2011	$803.0	$95.7	11.9%

Net Sales (Consumer Packaging Segment)

The 6.2% increase in net sales for the Consumer Packaging segment for the second quarter of fiscal 2011 compared to the prior year second quarter was primarily due to higher folding carton and recycled paperboard volumes and increased paperboard selling prices. Coated recycled paperboard tons shipped increased 5.5%.

The 4.9% increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 was primarily due to higher folding carton and recycled paperboard volumes and increased paperboard selling prices. Coated recycled paperboard tons shipped increased 3.6%.

Segment Income (Consumer Packaging Segment)

Excluding the $8.1 million included in the second quarter of fiscal 2010 related to the alternative fuel mixture credit, segment income of the Consumer Packaging segment for the quarter ended March 31, 2011 increased $6.6 million primarily due to higher folding carton and recycled paperboard volumes, increased paperboard selling prices and decreased virgin fiber and energy costs, partially offset by increased recycled fiber and chemical costs. At our mills, recycled fiber costs increased approximately $5.5 million, or $36 per ton, virgin fiber costs decreased approximately $4.6 million, or $41 per ton, chemical costs increased approximately $2.7 million, or $10 per ton, and energy costs decreased approximately $1.6 million, or $6 per ton over the prior year quarter. Freight expense in the segment increased $1.7 million due in part to higher volumes and compensation expense decreased $1.0 million.

Excluding the $28.8 million included in the six months ended March 31, 2010 related to the alternative fuel mixture credit, net of related expenses, segment income of the Consumer Packaging segment for the six months ended March 31, 2011 increased $16.8 million primarily due to higher folding carton and recycled paperboard volumes, increased paperboard selling prices and decreased virgin fiber and energy costs, partially offset by increased recycled fiber and chemical costs. At our mills, recycled fiber costs increased approximately $13.5 million, or $45 per ton, virgin fiber costs decreased approximately $7.2 million, or $32 per ton, chemical costs increased $3.0 million, or $6 per ton, and energy costs decreased approximately $2.8 million, or $5 per ton, over the prior year period. Freight expense in the segment increased $2.9 million due in part to higher volumes.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)

First Quarter	$180.1	$34.7	19.3%
Second Quarter	191.0	20.9	10.9

Six Months Ended March 31, 2010	371.1	55.6	15.0

Third Quarter	210.5	35.9	17.1
Fourth Quarter	219.0	48.2	22.0

Fiscal 2010	$800.6	$139.7	17.4%

First Quarter	$198.3	$36.4	18.4%
Second Quarter	209.4	29.1	13.9

Six Months Ended March 31, 2011	$407.7	$65.5	16.1%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $18.4 million in the second quarter of fiscal 2011 compared to the prior year second quarter due to higher containerboard and corrugated packaging volumes and higher selling prices across the segment. Containerboard tons shipped increased 3.9%.

Net sales of the Corrugated Packaging segment increased $36.6 million in the six months ended March 31, 2011 compared to the six months ended March 31, 2010 due to higher containerboard and corrugated packaging volumes and higher selling prices across the segment. Containerboard tons shipped increased 5.5%.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment for the second quarter of fiscal 2011 increased $8.2 million compared to the prior year second quarter due primarily to higher containerboard and corrugated packaging volumes and higher selling prices across the segment, which were partially offset by higher recycled fiber costs. At our containerboard mills, recycled fiber costs increased approximately $7.8 million, or $32 per ton over the prior year quarter, and freight expense in the segment increased $3.0 million due in part to higher volumes.

Segment income attributable to the Corrugated Packaging segment for the six months ended March 31, 2011 increased $9.9 million compared to the six months ended March 31, 2010 due primarily to higher containerboard and corrugated packaging volumes and higher selling prices across the segment, which were partially offset by higher recycled fiber and energy costs. At our containerboard mills, recycled fiber costs increased approximately $27.6 million, or $56 per ton over the prior year period, energy costs increased approximately $1.0 million, or $2 per ton over the prior year period, and freight expense in the segment increased $4.6 million due in part to higher volumes. Partially offsetting these increases was reduced bad debt expense of $1.5 million.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)

First Quarter	$66.8	$4.2	6.3%
Second Quarter	77.1	11.2	14.5

Six Months Ended March 31, 2010	143.9	15.4	10.7

Third Quarter	87.9	8.4	9.6
Fourth Quarter	101.4	12.5	12.3

Fiscal 2010	$333.2	$36.3	10.9%

First Quarter	$91.8	$11.4	12.4%
Second Quarter	91.4	10.2	11.2

Six Months Ended March 31, 2011	$183.2	$21.6	11.8%

Net Sales (Merchandising Displays Segment)

Net sales for the Merchandising Displays segment increased $14.3 million in the second quarter of fiscal 2011 compared to the prior year second quarter primarily due to higher demand for promotional displays. Net sales for the Merchandising Displays segment increased $39.3 million in the six months ended March 31, 2011 compared to the prior year period primarily due to higher demand for promotional displays.

Segment Income (Merchandising Displays Segment)

Segment income attributable to the Merchandising Displays segment for the second quarter of fiscal 2011 decreased $1.0 million compared to the prior year second quarter and were primarily affected by sales mix and contractual lags in passing through containerboard price increases, increased freight expense of $1.2 million due in part to higher volumes and increased compensation expense of $1.0 million. Segment income attributable to the Merchandising Displays segment for the six months ended March 31, 2011 increased $6.2 million compared to the prior year period primarily due to higher demand for promotional displays and reduced commissions expense of $1.0 million, partially offset by increased freight expense of $2.0 million due in part to higher volumes and increased compensation expense of $1.4 million.

Specialty Paperboard Products Segment (Aggregate Before Intersegment Eliminations)

	Net Sales	Segment	Return
	(Aggregate)	Income	on Sales
	(In millions, except percentages)

First Quarter	$79.8	$4.5	5.6%
Second Quarter	96.4	6.0	6.2

Six Months Ended March 31, 2010	176.2	10.5	6.0

Third Quarter	96.6	8.0	8.3
Fourth Quarter	95.9	7.5	7.8

Fiscal 2010	$368.7	$26.0	7.1%

First Quarter	$98.4	$4.3	4.4%
Second Quarter	103.5	5.2	5.0

Six Months Ended March 31, 2011	$201.9	$9.5	4.7%

Net Sales (Specialty Paperboard Products Segment)

Our Specialty Paperboard Products segment net sales in the second quarter of fiscal 2011 increased 7.4% compared to the second quarter of fiscal 2010 primarily due to increased solid fiber interior packaging sales due to an acquisition in the fourth quarter of fiscal 2010, higher selling prices across the segment and higher paperboard volumes. Partially offsetting these increases were reduced recycled fiber volumes. Specialty paperboard tons shipped increased 3.9%.

Our Specialty Paperboard Products segment net sales in the six months ended March 31, 2011 increased 14.6% compared to the six months ended March 31, 2010 primarily due to increased solid fiber interior packaging sales due to an acquisition in the fourth quarter of fiscal 2010, higher selling prices across the segment and higher paperboard volumes. Partially offsetting these increases were lower recycled fiber volumes. Specialty paperboard tons shipped increased 1.2%.

Segment Income (Specialty Paperboard Products Segment)

Segment income attributable to the Specialty Paperboard Products segment for the second quarter of fiscal 2011 decreased $0.8 million compared to the prior year second quarter. This decrease was due primarily to $1.6 million of lower commodity swap gains, lower recycled fiber volumes and increased recycled fiber prices. Recycled fiber increased approximately $1.8 million, or $28 per ton, and freight expense increased $1.0 million. These items were partially offset by higher selling prices across the segment, higher paperboard volumes and increased solid fiber interior packaging sales due primarily to an acquisition in the fourth quarter of fiscal 2010.

Segment income attributable to the Specialty Paperboard Products segment for the six months ended March 31, 2011 decreased $1.0 million compared to the prior year period. This decrease was due primarily to $1.3 million of lower commodity swap gains and increased recycled fiber costs. Recycled fiber prices increased approximately $5.0 million, or $41 per ton, freight expense increased $1.2 million and compensation expense increased $1.2 million. These items were partially offset by higher selling prices across the segment, higher paperboard volumes and increased solid fiber interior packaging sales due primarily to an acquisition in the fourth quarter of fiscal 2010.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of IDBs as well as other debt and equity securities. Cash and cash equivalents was $11.9 million at March 31, 2011, and $15.9 million at September 30, 2010. During the six months ended March 31, 2011, Net Debt (as hereinafter defined) decreased $111.5 million.

On January 23, 2011, we announced an agreement to acquire Smurfit-Stone for approximately $1.8 billion in cash and the issuance of approximately 30.9 million shares of RockTenn Common Stock, as estimated at the time of announcement. We expect to close the acquisition in the second calendar quarter of 2011. In connection with the proposed merger, RockTenn has entered into a commitment letter with Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, SunTrust Bank, SunTrust Robinson Humphrey, Inc., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC.

Pursuant to the commitment letter, the lenders have committed to provide new senior secured credit facilities in an aggregate principal amount of $3.7 billion, consisting of a $1.2 billion, 5-year term revolving credit facility; a Term A $1.25 billion, 5-year term loan facility; and a Term B $1.25 billion, 6-year term loan facility. The borrowings under the new credit facilities will be used to finance the merger in part, to repay outstanding indebtedness of Smurfit-Stone, to refinance RockTenn’s existing credit facilities, and to pay for fees and expenses incurred in connection with the merger and related transactions. The revolving credit facility will be used to finance a portion of the merger and the related transactions and ongoing working capital and for other general corporate purposes.

Pursuant to the terms of the commitment letter, Wells Fargo Securities, SunTrust Robinson Humphrey, Inc., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC are acting as the joint lead bookrunners and joint lead arrangers with respect to the financing and Wells Fargo Bank, National Association, is acting as the exclusive administrative agent under the credit facilities. The joint lead arrangers and joint lead bookrunners received commitments subject to customary closing conditions, including final documentation, from a number of other financial institutions and other prospective lenders to fund the $3.7 billion senior secured credit facilities. At the request of RockTenn, these credit facilities are expected to be allocated in amounts different from those set forth in the commitment letter described above, with the revolving credit facility and the Term A term loan facility each being increased to $1.475 billion, and the most expensive Term B term loan facility being reduced to $750 million. In addition, the maturity of the Term B term loan facility is expected to be extended to the seventh anniversary of the completion of the merger, while the maturities of the revolving credit facility and Term A term loan facility would continue to be on the fifth anniversary of the completion of the merger.

Also, RockTenn is currently seeking to increase its Receivables Facility, as described below, to a total amount of up to $650 million and to amend this facility to include certain trade receivables of additional subsidiaries of RockTenn, including Smurfit-Stone and its subsidiaries. In addition, RockTenn is proposing to extend the maturity date of the Receivables Facility until the third anniversary of the merger closing. Because the financing costs under the increased Receivables Facility are expected to be less than the financing costs under the revolving credit facility, RockTenn may elect to use the increased Receivables Facility, if obtained, to fund a portion of amounts needed at the time of the merger closing that would otherwise have been borrowed under the revolving credit facility.

On March 5, 2008, we entered into a Credit Facility with an original maximum principal amount of $1.2 billion and issued $200 million aggregate principal amount of 9.25% senior notes due March 2016; in fiscal 2009 we issued an additional $100 million of senior notes due March 2016. The Credit Facility originally included a $450 million revolving credit facility, a $550 million term loan A facility and a $200 million term loan B facility. The Credit

Facility is pre-payable at any time. Scheduled term loan payments or other term loan payments reduce the facility size. The term loan B facility was repaid in fiscal 2010. Since entering into the Credit Facility, we have amended the facility to allow us additional flexibility to conduct our business including on November 1, 2010, when we amended our Credit Facility to allow us additional flexibility for capital expenditures, investments, dividend payments, securitization, note repurchases and future collateral, as discussed in “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K. The revolving credit facility and term loan A facility are scheduled to mature on the earlier to occur of (a) March 5, 2013 or (b) if our March 2013 Notes have not been paid in full or refinanced by September 15, 2012, then September 15, 2012. Certain restrictive covenants govern our maximum availability under this facility, including Minimum Consolidated Interest Ratio Coverage; Maximum Leverage Ratio; and Minimum Consolidated Net Worth (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants. Our available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $30.7 million, were $414.2 million at March 31, 2011. The March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries, incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. We expect to use available borrowings under our revolving credit facility to repay our August 2011 Notes upon maturity.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At March 31, 2011, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $236 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On April 1, 2011, the aggregate notional amount of these swaps declined to $216 million.

At March 31, 2011, we had no borrowings outstanding under our $135.0 million receivables-backed financing facility (the “Receivables Facility”), which is set it to expire on July 13, 2012. Borrowing availability under this facility is based on the eligible underlying receivables and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At March 31, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $135.0 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements.

Net cash provided by operating activities during the six months ended March 31, 2011 and March 31, 2010 was $194.0 million and $212.7 million, respectively. Excluding the prior year $26.4 million tax refund we received in the second quarter of fiscal 2010 related primarily to the collection of fiscal 2009 alternative fuel mixture credits net cash provided by operating activities increased $7.7 million.

Net cash used for investing activities was $58.7 million during the six months ended March 31, 2011 compared to $27.4 million for the comparable period of the prior year. Net cash used for investing activities in the six months ended March 31, 2011 consisted primarily of $58.8 million of capital expenditures. Net cash used for investing activities for the six months ended March 31, 2010 consisted primarily of $30.6 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment and on our project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. The second chip mill will be fully operational in the third quarter of fiscal 2011. In fiscal 2011 we expect to spend approximately $2 million for capital expenditures in connection with matters relating to environmental compliance.

Net cash used for financing activities was $138.5 million during the six months ended March 31, 2011 compared to $184.9 million in the same period last year. In the six months ended March 31, 2011, net cash used for financing activities consisted primarily of net repayments of debt aggregating $115.7 million and cash dividends paid to shareholders of $15.7 million. In the six months ended March 31, 2010, net cash used for financing activities consisted primarily of net repayments of debt aggregating $170.4 million and cash dividends paid to shareholders of $11.6 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than income tax expense in each of fiscal 2011 and 2012 due to the creation of certain deferred tax liabilities primarily associated with accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization, and Jobs

Creation Act of 2010 and the fiscal 2011 and 2012 reduction in cash tax payments associated with the utilization of the Cellulosic Biofuel Producers Credit. Presently, we think we will utilize approximately $32 million of the cellulosic biofuel producers credit in fiscal 2011 and $45 million in fiscal 2012. Based on current facts and assumptions, we expect our cash tax payments to be approximately equal to income tax expense in fiscal 2013. However, it is possible that our expected cash tax payment may change due to changes in income, capital spending or other factors.

In connection with prior dispositions of assets and/or subsidiaries, we have made certain guarantees to third parties as of March 31, 2011. Our specified maximum aggregate potential liability (on an undiscounted basis) is approximately $8 million, other than with respect to certain specified liabilities, including liabilities relating to title, taxes and certain environmental matters, with respect to which there may be no limitation. We estimate the fair value of our aggregate liability for outstanding indemnities, including the indemnities described above with respect to which there are no limitations, to be immaterial. For additional information regarding our guarantees, see “Note 15. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included herein.

We made contributions of $6.5 million to our pension and supplemental retirement plans during the six months ended March 31, 2011. Based on current facts and assumptions, we anticipate contributing approximately $21 million to our pension and supplemental retirement plans in fiscal 2011 without taking into account contributions that may be required with respect to the pension plans of Smurfit-Stone after consummation of the acquisition. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our under funded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In April 2011, our board of directors approved our May 2011 quarterly dividend of $0.20 per share and in November 2010 and February 2011 we paid a quarterly dividend of $0.20 per share, indicating an annualized dividend of $0.80 per share in fiscal 2011 on our common stock.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	March 31,	September 30,	March 31,
	2011	2010	2008
Current Portion of Debt	$237.8	$231.6	$247.7
Long-Term Debt Due After One Year	774.8	897.3	1,606.8

	1,012.6	1,128.9	1,854.5
Less: Hedge Adjustments Resulting From Terminated
Fair Value Interest Rate Derivatives or Swaps	(1.1)	(1.9)	(7.6)

	1,011.5	1,127.0	1,846.9
Less: Cash and Cash Equivalents	(11.9)	(15.9)	(56.6)
Less: Restricted Cash	0.0	0.0	(19.5)

Net Debt	$999.6	$1,111.1	$1,770.8

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

ROCK-TENN COMPANY
(Registrant)

Date: May 5, 2011	By:	/s/ Steven C. Voorhees
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

Exhibit 3.1

Restated and Amended Articles of Incorporation of the Registrant effective January 13, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No 33-73312).

Exhibit 3.2

Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 10, 1994 (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-4 filed on April 19, 2011, File No. 333-172432).

Exhibit 3.3

Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 2, 1995 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

Exhibit 3.4	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

Exhibit 3.5	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

Exhibit 10.1	Amendment No. 4 to Rock-Tenn Company 2004 Incentive Stock Plan.

Exhibit 10.2	Amendment No. 5 to Rock-Tenn Company 2004 Incentive Stock Plan.

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