Form 10-Q
period 2011-06-30
Rock-Tenn CO
filed 2011-08-09
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 29, 2011
Class A Common Stock, $0.01 par value	71,210,553

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$1,382.1	$771.9	$2,936.1	$2,194.6
Cost of goods sold (net of alternative fuel mixture credit of $0, $0, $0 and $28.8)	1,169.7	595.8	2,378.6	1,678.7
Gross profit	212.4	176.1	557.5	515.9
Selling, general and administrative expenses	145.3	84.9	316.8	252.1
Restructuring and other costs, net	55.5	(0.2)	62.4	4.1
Operating profit	11.6	91.4	178.3	259.7
Interest expense	(22.8)	(17.8)	(55.7)	(58.5)
Loss on extinguishment of debt	(39.5)	—	(39.5)	(2.8)
Interest income and other income, net	4.1	0.1	4.1	0.4
Equity in income of unconsolidated entities	0.6	0.3	1.2	0.2
Income (loss) before income taxes	(46.0)	74.0	88.4	199.0
Income tax benefit (expense)	17.6	(27.0)	(27.2)	(60.7)
Consolidated net income (loss)	(28.4)	47.0	61.2	138.3
Less: Net income attributable to noncontrolling interests	(1.7)	(1.9)	(4.0)	(4.1)
Net income (loss) attributable to Rock-Tenn Company shareholders	$(30.1)	$45.1	$57.2	$134.2

Basic earnings (loss) per share attributable to Rock-Tenn Company shareholders	$(0.60)	$1.16	$1.32	$3.45

Diluted earnings (loss) per share attributable to Rock-Tenn Company shareholders	$(0.60)	$1.14	$1.30	$3.39

Cash dividends paid per share	$0.20	$0.15	$0.60	$0.45
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2011	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$51.6	$15.9
Restricted cash	41.5	—
Accounts receivable (net of allowances of $30.8 and $7.8)	1,127.9	333.5
Inventories	833.7	269.5
Other current assets	231.5	90.1
Total current assets	2,286.2	709.0
Property, plant and equipment at cost:
Land and buildings	1,163.0	420.6
Machinery and equipment	5,681.5	1,915.7
Transportation equipment	13.0	13.1
Leasehold improvements	5.1	5.1
	6,862.6	2,354.5
Less accumulated depreciation and amortization	(1,249.0)	(1,104.5)
Net property, plant and equipment	5,613.6	1,250.0
Goodwill	1,853.0	748.8
Intangibles, net	833.1	151.5
Other assets	178.5	55.6
	$10,764.4	$2,914.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$241.5	$231.6
Accounts payable	845.9	252.3
Accrued compensation and benefits	269.9	90.7
Other current liabilities	192.2	56.6
Total current liabilities	1,549.5	631.2
Long-term debt due after one year	3,241.9	897.3
Pension liabilities, net of current portion	1,146.2	165.3
Postretirement benefit liabilities, net of current portion	159.0	0.8
Deferred income taxes	979.6	166.4
Other long-term liabilities	139.2	29.2
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	7.8	7.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 71,206,859 and 38,903,036 shares outstanding at June 30, 2011 and September 30, 2010, respectively	0.7	0.4
Capital in excess of par value	2,764.1	290.5
Retained earnings	837.5	812.6
Accumulated other comprehensive loss	(62.0)	(92.2)
Total Rock-Tenn Company shareholders’ equity	3,540.3	1,011.3
Noncontrolling interests	0.9	6.1
Total equity	3,541.2	1,017.4
	$10,764.4	$2,914.9
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2011	2010
Operating activities:
Consolidated net income	$61.2	$138.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	147.4	110.7
Deferred income tax expense	8.8	16.2
Share-based compensation expense	16.6	11.9
Loss on extinguishment of debt	39.5	2.8
(Gain) loss on disposal of plant, equipment and other, net	(0.1)	0.2
Equity in income of unconsolidated entities	(1.2)	(0.2)
Pension funding less than expense	5.4	3.1
Alternative fuel mixture credit benefit	—	(29.0)
Impairment adjustments and other non-cash items	5.9	2.6
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5.8)	1.2
Inventories	30.6	15.6
Other assets	35.7	(5.6)
Accounts payable	18.8	(3.7)
Income taxes	(53.1)	58.0
Accrued liabilities and other	30.0	(9.1)
Net cash provided by operating activities	339.7	313.0
Investing activities:
Capital expenditures	(107.5)	(60.9)
Cash paid for purchase of business, net of cash received	(1,301.5)	—
Investment in unconsolidated entities	(1.3)	(0.2)
Return of capital from unconsolidated entities	0.6	0.6
Proceeds from sale of property, plant and equipment	7.6	3.2
Proceeds from property, plant and equipment insurance settlement	0.3	—
Net cash used for investing activities	(1,401.8)	(57.3)
Financing activities:
Additions to revolving credit facilities	363.5	189.1
Repayments of revolving credit facilities	(279.5)	(187.3)
Additions to debt	2,877.0	102.3
Repayments of debt	(1,786.1)	(339.1)
Debt issuance costs	(43.1)	(0.2)
Cash paid for debt extinguishment costs	(37.9)	—
Issuances of common stock, net of related minimum tax withholdings	24.2	(1.9)
Excess tax benefits from share-based compensation	7.3	1.9
Repayments to unconsolidated entity	0.6	0.7
Cash dividends paid to shareholders	(23.6)	(17.5)
Cash distributions paid to noncontrolling interests	(4.2)	(4.4)
Net cash provided by (used for) financing activities	1,098.2	(256.4)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3
Increase (decrease) in cash and cash equivalents	35.7	(0.4)
Cash and cash equivalents at beginning of period	15.9	11.8
Cash and cash equivalents at end of period	$51.6	$11.4

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$19.6	$(15.9)
Interest, net of amounts capitalized	42.8	48.2

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed, including debt, reflect the May 27, 2011 acquisition of Smurfit-Stone Container Corporation (“Smurfit-Stone” and “Smurfit-Stone Acquisition”) and reflects the preliminary purchase price allocation.

Nine Months Ended June 30,
2011
(In millions)
Fair value of assets acquired, including goodwill	$7,720.2
Cash paid, net of cash received	1,301.5
Stock issued in acquisition	2,380.7
Fair value of equity awards issued	56.4
Liabilities assumed	$3,981.6

Included in liabilities assumed is the following item:

Debt assumed in acquisition	$1,180.5

In connection with the Smurfit-Stone Acquisition we acquired the noncontrolling interest in Schiffenhaus Canada, Inc. which was assigned a fair value of $23.3 million. Since we held a controlling interest in this entity prior to the acquisition, the noncontrolling interest balance of $5.3 million was eliminated on the acquisition date with an offsetting charge of $18.0 million to capital in excess of par.

For additional information on the Smurfit-Stone Acquisition and financing see “Note 5. Acquisitions” and “Note 10. Debt”.

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2011
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries. Our references to the business of Rock-Tenn Company do not include entities that we do not consolidate. In April 2011, our ownership of QPSI, a business providing merchandising displays, contract packaging, logistics and distribution solutions increased from 23.96% to approximately 31.5% as a result of a liquidation of one of the member’s ownership interest.
RockTenn is one of North America's leading integrated manufacturers of corrugated and consumer packaging and recycling solutions. We primarily manufacturer containerboard, recycled paperboard, bleached paperboard, packaging products and merchandising displays. We also procure fiber and other materials for our paper mills as well as other manufacturers.

Note 1.	Interim Financial Statements
Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2010 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Fiscal 2010 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2011 and June 30, 2010, our financial position at June 30, 2011 and September 30, 2010, and our cash flows for the nine months ended June 30, 2011 and June 30, 2010.
We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2010 Form 10-K.
The results for the three and nine months ended June 30, 2011 are not necessarily indicative of results that may be expected for the full year.
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
In December 2010, the FASB issued Accounting Standards Update 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” which amended certain provisions of ASC 805 Business Combinations. These provisions specify that if an entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. In addition these provisions expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. These provisions are effective for fiscal periods beginning

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

after December 15, 2010, early adoption is permitted. We adopted these provision in our June 30, 2011 consolidated financial statements.

Recently Issued Standards
In June 2011, the FASB issued Accounting Standards Update 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosures in U.S. GAAP and IFRS” which amended certain provisions of ASC 820 “Fair Value Measurement”. These provisions change key principles or requirements for measuring fair value, clarify the FASB's intent regarding application of existing requirements and impact required disclosures. These provisions are effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for us). We are currently evaluating the effect of these provisions on our consolidated financial statements.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
The following are the components of comprehensive income (loss), net of tax (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated net income (loss)	$(28.4)	$47.0	$61.2	$138.3
Foreign currency translation gain (loss)	7.0	(9.1)	18.8	0.9
Net deferred loss on cash flow hedges	(0.1)	(0.9)	(0.3)	(2.7)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.0	1.4	3.2	4.6
Amortization of net actuarial loss	3.3	2.7	9.1	9.0
Amortization of prior service cost	0.1	0.1	0.3	0.4
Other comprehensive income adjustments	—	—	—	(1.7)
Comprehensive income (loss)	(17.1)	41.2	92.3	148.8
Less: Comprehensive (income) loss attributable to noncontrolling interests	(2.0)	(1.4)	(5.0)	0.2
Comprehensive income (loss) attributable to Rock-Tenn Company shareholders	$(19.1)	$39.8	$87.3	$149.0
The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three and nine months ended June 30, 2011 and June 30, 2010. The change in other comprehensive income due to foreign currency translation was primarily due to the change in the Canadian/U.S. dollar exchange rates.
Equity
The following is a summary of the changes in total equity for the nine months ended June 30, 2011 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling Interests (1)	Total Equity
Balance at September 30, 2010	$1,011.3	$6.1	$1,017.4
Net income	57.2	2.0	59.2
Components of other comprehensive income, net of tax:
Foreign currency translation gain	18.2	0.4	18.6
Net deferred loss on cash flow hedges	(0.3)	—	(0.3)
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	3.2	—	3.2
Amortization of net actuarial loss	8.8	—	8.8
Amortization of prior service cost	0.3	—	0.3
Income tax benefit from share-based plans	5.3	—	5.3
Fair value of equity issued in acquisition	56.4	—	56.4
Compensation expense under share-based plans	16.6	—	16.6
Cash dividends (per share - $0.60)	(23.6)	—	(23.6)
Cash distributions to noncontrolling interests	—	(2.3)	(2.3)
Issuance of Class A common stock, net of stock received for minimum tax withholdings (2)	2,404.9	—	2,404.9
Purchase of subsidiary shares from noncontrolling interest	(18.0)	(5.3)	(23.3)
Balance at June 30, 2011	$3,540.3	$0.9	$3,541.2

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)    Included in the Issuance of Class A common stock is $2,380.7 million of common stock in connection with the Smurfit-Stone Acquisition.

Note 4.	Earnings (Loss) per Share
Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in ASC 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted earnings (loss) per share under the two-class method (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Rock-Tenn Company shareholders	$(30.1)	$45.1	$57.2	$134.2
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.6)	(0.8)	(1.7)
Distributed and undistributed income (loss) attributable to Rock-Tenn Company shareholders	$(30.2)	$44.5	$56.4	$132.5
Denominator:
Basic weighted average shares outstanding	50.7	38.5	42.7	38.4
Basic earnings (loss) per share attributable to Rock-Tenn Company shareholders	$(0.60)	$1.16	$1.32	$3.45

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Rock-Tenn Company shareholders	$(30.1)	$45.1	$57.2	$134.2
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.6)	(0.7)	(1.7)
Distributed and undistributed income (loss) attributable to Rock-Tenn Company shareholders	$(30.2)	$44.5	$56.5	$132.5
Denominator:
Basic weighted average shares outstanding	50.7	38.5	42.7	38.4
Effect of dilutive stock options and non-participating securities	—	0.7	0.6	0.7
Diluted weighted average shares outstanding	50.7	39.2	43.3	39.1
Diluted earnings (loss) per share attributable to Rock-Tenn Company shareholders	$(0.60)	$1.14	$1.30	$3.39
Weighted average shares includes 0.7 million of reserved, but unissued shares at June 30, 2011. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.
Due to the net loss in the three months ended June 30, 2011, stock options and and non-participating securities of 0.8 million common shares were not included in computing diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.1 million common shares in the nine months ended June 30, 2011 were not included in computing diluted earnings per share. Options to purchase 0.1 million and 0.1 million common shares were not included in computing diluted earnings per share in the three and nine months ended June 30, 2010, respectively, because the effect would have been antidilutive.

Note 5.	Acquisitions
Smurfit-Stone Acquisition

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation through the merger of Smurfit-Stone with and into a wholly owned limited liability company subsidiary of RockTenn. As a result of the merger, the separate corporate existence of Smurfit-Stone ceased and RockTenn CP, LLC is continuing as the surviving entity of the merger. We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We made the Smurfit-Stone Acquisition in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very good business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash received of $473.5 million. The purchase price includes $1,301.5 million cash paid net of cash received, $2,380.7 million for the issuance of approximately 31.0 million shares of RockTenn common stock, including approximately 0.7 million shares reserved but unissued at June 30, 2011, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options assumed by RockTenn as discussed in “Note 14. Stock Based Compensation”. The reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order. The shares issued were valued at $76.735 per share which represents the average of the high and low stock price on the acquisition date.

As discussed in "Note 10. Debt" we entered into a new Credit Facility and amended our receivables-backed financing facility at the time of the Smurfit-Stone Acquisition. We recorded a loss on extinguishment of debt of approximately $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the Terminated Credit Facility and capitalized approximately $42.6 million of debt issuance costs in other assets related to the new and amended credit agreements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances, thus, the allocation of the purchase price is preliminary and subject to material revision.

Opening balance effective May 27, 2011 (in millions):

Current assets, net of cash received	$1,441.5
Property, plant, and equipment	4,375.6
Goodwill	1,100.9
Intangible assets	702.0
Other long-term assets	100.2
Total assets acquired	7,720.2

Current portion of debt	9.4
Current liabilities	825.6
Long-term debt due after one year	1,171.1
Accrued pension and other long-term benefits	1,208.3
Noncontrolling interest and other long-term liabilities	767.2
Total liabilities assumed	3,981.6

Net assets acquired	$3,738.6

We recorded preliminary estimated fair values for acquired assets and liabilities including goodwill and intangibles. The preliminary estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration opportunities and diversification of fiber sourcing) and the assembled work force of Smurfit-Stone. The following table summarizes the weighted average life, gross carrying amount and accumulated amortization relating to intangible assets recognized in the Smurfit-Stone Acquisition, excluding goodwill (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

		June 30, 2011
	Weighted Avg. Life	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.3	$641.3	(6.0)
Favorable contracts	5.3	34.0	(1.8)
Technology and patents	8.0	13.3	(0.2)
Trademarks and tradenames	3.5	10.4	(0.3)
Non-compete agreements	2.0	3.0	(0.2)
Total	9.9	$702.0	(8.5)

None of the intangibles has significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from 2 to 18 years on a straight-line basis. As of June 30, 2011, the estimated amortization expense related to intangible assets recognized in the Smurfit-Stone Acquisition for the remainder of fiscal 2011 and the succeeding five fiscal years is as follows (in millions):

2011	$23.1
2012	84.2
2013	73.6
2014	70.3
2015	66.9
2016	66.8

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition had taken place on October 1, 2009. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
Net sales	$2,384.2	$2,315.4	$7,111.0	$6,540.9
Net income	$64.9	$1,454.0	$248.3	$1,238.4

Net income for the three and nine months ended June 30, 2011 is not very comparable as it includes reorganization income from Smurfit-Stone's bankruptcy emergence and a gain on fresh start accounting adjustments which were partially offset by other reorganization charges. Revenues associated with the Smurfit-Stone Acquisition since the date acquired for the three months ended June 30, 2011 were $606.3 million. Disclosure of earnings associated with the Smurfit-Stone Acquisition since the date acquired for the three months ended June 30, 2011 is not practicable as it is not being operated as a standalone business.

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expect to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets including contracts assumed; and interest expense on acquisition related debt.

Unaudited pro forma earnings for the three months ended June 30, 2011 were adjusted to exclude $55.4 million of acquisition inventory step-up expense, $97.8 million of employee compensation related items consisting primarily of certain change in control payments and acceleration of stock-based compensation, $42.8 million of acquisition costs which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees, and $81.5 million of loss on extinguishment of debt. Unaudited pro forma earnings for the nine months ended June 30, 2011 were adjusted to exclude $55.4 million of acquisition inventory step-up expense, $97.8 million of employee compensation related items consisting primarily of certain change in control payments and acceleration of stock-based compensation, $49.2 million of acquisition costs which primarily consist of advisory,

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

legal, accounting, valuation and other professional or consulting fees, and $81.5 million of loss on extinguishment of debt. The nine months ended June 30, 2010 information has been adjusted to include the impact of the expenses noted above for the nine months ended June 30, 2011in order to present the unaudited pro forma financial information as if the transaction had occurred on October 1, 2009. Included in earnings for the three month and nine months ended June 30, 2011 are $19.9 million and $22.2 million, respectively, of integration costs which primarily consist of severance and other employee costs and professional services.

Note 6.	Alternative Fuel Mixture Credit
We recognized $29.0 million of alternative fuel mixture credit, which was not taxable for federal or state income tax purposes, and reduced cost of goods sold in our Consumer Packaging segment by $28.8 million, net of expenses, in the nine months ended June 30, 2010. For more information regarding our alternative fuel mixture credit and cellulosic biofuel producer credit, see “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K and in Item 2 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Note 7.	Restructuring and Other Costs, Net
Summary of Restructuring and Other Initiatives
We recorded pre-tax restructuring and other costs, net, of $55.5 million and income of $0.2 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and recorded pre-tax restructuring and other costs, net, of $62.4 million and $4.1 million for the nine months ended June 30, 2011 and June 30, 2010, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.
The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months and nine months ended June 30, 2011 and June 30, 2010, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(a)	Current Qtr.	$2.3	$5.5	$0.1	$0.3	$—	$8.2
	YTD Fiscal 2011	1.9	5.6	0.1	0.3	0.6	8.5
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2010	—	—	—	—	0.1	0.1
	Cumulative	6.0	6.4	0.4	0.2	1.7	14.7
	Expected Total	6.0	6.4	1.9	4.8	2.7	21.8
Consumer Packaging(b)	Current Qtr.	3.5	1.6	0.2	0.2	0.1	5.6
	YTD Fiscal 2011	3.3	1.7	0.3	0.5	0.1	5.9
	Prior Year Qtr.	(0.3)	(0.1)	0.1	—	—	(0.3)
	YTD Fiscal 2010	2.1	1.0	0.1	0.1	0.6	3.9
	Cumulative	8.6	4.2	1.0	0.7	2.2	16.7
	Expected Total	9.0	4.9	2.7	2.2	2.5	21.3
Recycling and Waste Solutions(c)	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2011	—	—	—	0.1	—	0.1
	Prior Year Qtr.	—	—	—	—	0.1	0.1
	YTD Fiscal 2010	—	—	—	—	0.1	0.1
	Cumulative	—	—	—	0.3	0.1	0.4
	Expected Total	—	—	—	0.3	0.1	0.4
Other(d)	Current Qtr.	—	—	—	—	41.7	41.7
	YTD Fiscal 2011	—	—	—	—	47.9	47.9
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2010	—	—	—	—	—	—
	Cumulative	—	—	—	—	64.5	64.5
	Expected Total	—	—	—	—	64.5	64.5
Total	Current Qtr.	$5.8	$7.1	$0.3	$0.5	$41.8	$55.5
	YTD Fiscal 2011	$5.2	$7.3	$0.4	$0.9	$48.6	$62.4
	Prior Year Qtr.	$(0.3)	$(0.1)	$0.1	$—	$0.1	$(0.2)
	YTD Fiscal 2010	$2.1	$1.0	$0.1	$0.1	$0.8	$4.1
	Cumulative	$14.6	$10.6	$1.4	$1.2	$68.5	$96.3
	Expected Total	$15.0	$11.3	$4.6	$7.3	$69.8	$108.0

(1)
We have defined “Net property, plant and equipment” as used in this Note 7 as property, plant and equipment, impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies and accelerated depreciation on such assets.

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

(a)	The Corrugated Packaging segment current year charges primarily reflect the announced closure of four corrugated

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

container plants acquired in the Smurfit-Stone Acquisition and our Hauppauge, New York sheet plant (recorded in fiscal 2010 and closed in fiscal 2011). The cumulative charges are primarily the five facilities mentioned above and for the impairment of certain assets and a customer relationship intangible at one of our corrugated graphics subsidiaries and our Greenville, South Carolina sheet plant (announced in fiscal 2008 and closed in fiscal 2009). We have transferred a substantial portion of the Hauppauge and Greenville plants’ production to our other corrugated plants and expect to transfer a substantial portion of the four corrugated container plants production as well.

(b)
The Consumer Packaging segment current year charges primarily reflect the announced closure of our Milwaukee, Wisconsin folding carton facility and reflect the closure of our El Paso, Texas, Cicero, Illinois and Santa Fe, California (each announced and closed in fiscal 2011) and Keene, New Hampshire (announced and closed in fiscal 2010) interior packaging plants, and our Columbus, Indiana laminated paperboard converting operation (announced and closed in fiscal 2010), and our Macon, Georgia drum manufacturing operation (announced and closed in fiscal 2010). The cumulative charges primarily reflect the actions mentioned above as well as the closure of our Baltimore, Maryland folding carton facility (announced in fiscal 2008 and closed in fiscal 2009) as well as our Drums, Pennsylvania and Litchfield, Illinois interior packaging plants (announced and closed in fiscal 2010 and 2009, respectively) and impairment of certain assets, severance and lease liabilities associated with our fiscal 2010 acquisition of Innerpac Holding Company. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

(c)	The Recycling and Waste Solutions segment charges primarily reflect carrying costs for two collections facilities shutdown in a prior year.

(d)	The expenses in the “Other Costs” column primarily reflect costs incurred as a result of the Smurfit-Stone Acquisition. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses	Total
Current Qtr.	$12.2	$29.5	$—	$41.7
YTD Fiscal 2011	16.2	31.7	—	47.9
Acquisition expenses also include expenses associated with other acquisitions not consummated. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs and professional services for work being performed to facilitate the Smurfit-Stone integration. We are currently evaluating the amount of expenses we expect to incur as a result of the Smurfit-Stone integration.
The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and lease commitments, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations for the nine months ended June 30, 2011 and June 30, 2010 (in millions):

	2011	2010
Accrual at beginning of fiscal year	$1.4	$1.1
Accruals acquired in Smurfit-Stone Acquisition	11.9	—
Additional accruals	27.8	1.1
Payments	(2.6)	(1.3)
Adjustment to accruals	—	0.1
Accrual at June 30,	$38.5	$1.0

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	2011	2010
Additional accruals and adjustments to accruals (see table above)	$27.8	$1.2
Acquisition expenses	16.2	—
Integration expenses	11.5	—
Net property, plant and equipment	5.2	2.1
Severance and other employee costs	0.3	0.2
Equipment relocation	0.4	0.1
Facility carrying costs	0.9	0.1
Other	0.1	0.4
Total restructuring and other costs, net	$62.4	$4.1

Note 8.	Income Taxes
We recorded an income tax benefit of $17.6 million and income tax expense of $27.2 million in the three and nine months ended June 30, 2011 compared to income tax expense of $27.0 million and $60.7 million in the three and nine months ended June 30, 2010. The effective tax rates for the three and nine months ended June 30, 2011 were approximately 38.3% and 30.8%, respectively. The effective tax rates for the three and nine months ended June 30, 2010 were approximately 36.5% and 30.5%, respectively. The effective tax rates for the three and nine months ended June 30, 2011 were different than the statutory rate primarily due to the impact of finalizing certain estimates included in our 2010 tax returns in the third quarter, the second quarter release of a valuation allowance related to state credits and the reinstatement of the federal research and development credit in the first quarter. The effective tax rates for the three and nine months ended June 30, 2010 were different from the statutory rate primarily due to the impact of the alternative fuel mixture credit which was excluded from taxable income.
Primarily as a result of the Smurfit-Stone Acquisition, at June 30, 2011, the gross amount of unrecognized tax benefits was approximately $279.4 million, exclusive of interest and penalties. We recorded $265.4 million of gross unrecognized tax benefit in the quarter related to the Smurfit-Stone Acquisition as part of the allocation of purchase price. There were no other significant changes to recorded liabilities for uncertain tax positions during the current fiscal year. We are in the process of evaluating these gross unrecognized tax benefits recorded as a result of the Smurfit-Stone Acquisition. The amount of gross unrecognized tax benefit recorded and the amount that would benefit the effective tax rate may change based on the completion of that evaluation. In addition, we regularly evaluate, assess and sometimes adjust the unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Subject to any adjustments to acquired uncertain tax positions discussed above, if we were to prevail on all unrecognized tax benefits recorded, approximately $270.0 million would benefit the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011, we had a recorded liability of $3.9 million for the payment of interest and penalties.
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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	June 30, 2011	September 30, 2010
Finished goods and work in process	$334.4	$149.6
Raw materials	388.4	118.8
Supplies and spare parts	169.3	50.1
Inventories at FIFO cost	892.1	318.5
LIFO reserve	(58.4)	(49.0)
Net inventories	$833.7	$269.5

Note 10.	Debt
For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K.
The following were individual components of debt (in millions):

	June 30, 2011	September 30, 2010
8.20% secured notes due August 2011, including hedge adjustments resulting from terminated interest rate swaps of $0.2 million and $1.2 million(a)	$154.9	$155.8
5.625% secured notes due March 2013, including hedge adjustments resulting from terminated interest rate swaps of $0.5 million and $0.7 million, net of unamortized discount of $0.1 and $0.1(a)	80.9	81.1
9.25% unsecured notes due March 2016, net of unamortized discount of $0.8 and 0.9(a)	299.2	299.1
Term loan facilities(b)	2,225.0	470.1
Revolving credit and swing facilities(b)	95.3	11.3
Receivables-backed financing facility(c)	581.0	75.0
Industrial development revenue bonds, bearing interest at variable rates (2.72% at June 30, 2011 and 2.06% at September 30, 2010); due at various dates through October 2036(d)	17.4	17.4
Other notes	29.7	19.1
Total debt	3,483.4	1,128.9
Less current portion of debt	241.5	231.6
Long-term debt due after one year	$3,241.9	$897.3

The following were the aggregate components of debt (in millions):
Face value of debt instruments, net of unamortized discounts	$3,482.7	$1,127.0
Hedge adjustments resulting from terminated interest rate swaps	0.7	1.9
Total debt	$3,483.4	$1,128.9
A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)
Interest on our 8.20% notes is due on August 15, 2011 at maturity. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”) and our 9.25% senior notes due March 2016 (“March 2016 Notes”) is payable in arrears each March and September.

(b)
On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount of $3.7 billion. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and $750 million, 7-year term loan B facility. The Credit Facility is pre-payable at any time. The borrowings under the Credit Facility on the closing date of the Smurfit-Stone Acquisition were used to finance the acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. We may borrow amounts under the revolving credit facility to provide for working capital and general corporate requirements, including acquisitions permitted pursuant to the Credit Facility. Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $300.0 million of the revolving credit facility may be used to

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

fund borrowings in Canadian dollars. At June 30, 2011, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $50.0 million. At June 30, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $115.3 million, were approximately $1,264.4 million.
At our option, borrowings under the Credit Facility bear interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. In addition, advances in Canadian dollars may be made by way of purchases of bankers' acceptances. We are required to pay fees in respect of outstanding letters of credit at a rate equal to the applicable margin for LIBOR-based borrowings based upon a Credit Agreement Leverage Ratio. The following table summarizes the applicable margins and percentages related to the revolving credit facility and term loan A of the Credit Facility:

	Range	June 30, 2011
Applicable margin/percentage for determining:
LIBOR-based loans and banker's acceptance advances interest rate (1)	1.50%-2.25%	2.0%
Base rate-based borrowings (1)	0.50%-1.25%	1.0%
Facility commitment (2)	0.25%-0.35%	0.35%
(1)    The rates vary based on our Leverage Ratio, as defined in the Credit Agreement.
(2)    Applied to the aggregate borrowing availability based on the Leverage Ratio, as defined below.
The variable interest rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 2.19% at June 30, 2011. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 2.19% to 4.25% at June 30, 2011.
Borrowings under the term loan B facility have applicable margins of 2.75% for LIBOR-based loans (with LIBOR to be no lower than 0.75%) and 1.75% for base rate-based loans.
All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, including Smurfit-Stone's existing and future wholly-owned U.S. subsidiaries, other than certain present and future unrestricted subsidiaries and certain other limited exceptions as well as a pledge of subsidiary stock of certain wholly-owned subsidiaries. In addition, the obligations of Rock-Tenn Company of Canada and certain other Canadian subsidiaries are guaranteed by us and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, other than certain present and future unrestricted subsidiaries and certain other limited exceptions.
The Credit Facility contains certain prepayment requirements and customary affirmative and negative covenants. The negative covenants include covenants that, subject to certain exceptions, contain: limitations on liens and further negative pledges; limitations on sale-leaseback transactions; limitations on debt and prepayments, redemptions or repurchases of certain debt and equity; limitations on mergers and asset sales; limitations on sales, transfers and other dispositions of assets; limitations on loans and certain other investments; limitations on restrictions affecting subsidiaries; (i) limitations on transactions with affiliates; (ii) limitations on changes to accounting policies or (iii) fiscal periods; limitations on speculative hedge transactions; and restrictions on modification or waiver of material documents in a manner materially adverse to the lenders.
In addition, the term loan A and the revolving credit facility include financial covenants requiring that we maintain a maximum total leverage ratio and minimum interest coverage ratio. The terms of the Credit Facility require us to maintain a leverage ratio (the ratio of our total funded debt less certain amounts of unrestricted cash, to Credit Agreement EBITDA, as defined, for the preceding four fiscal quarters ("Leverage Ratio")) not greater than 3.75 to 1.00 for fiscal quarters ending from June 30, 2011 through June 30, 2012, and not greater than 3.50 to 1.00 for fiscal quarters ending thereafter. In addition, we must maintain an interest coverage ratio (the ratio of Credit Agreement EBITDA for the preceding four fiscal quarters to its cash interest expense for such period) not less than 3.50 to 1.00 for any fiscal quarters ending on or after September 30, 2011. "Credit Agreement EBITDA" is calculated in accordance with the definition contained in our Credit Agreement. Credit Agreement EBITDA is generally defined as consolidated net income of RockTenn for any fiscal period plus the following to the extent deducted in determining such consolidated net income: (i) consolidated interest expense, (ii) consolidated tax expenses, (iii) depreciation and amortization expenses, (iv) financing expenses and write-offs, remaining portions of original issue discount on prepayment of indebtedness, prepayment premiums and commitment fees, (v) inventory expenses associated with the write up of Smurfit-Stone inventory acquired in the merger and other permitted acquisitions, (vi) all other non-cash charges, (vii) all legal, accounting and professional advisory expenses incurred in respect of the Smurfit-Stone Acquisition and other permitted acquisitions and related financing

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

transactions, (vii) certain expenses and costs incurred in connection with the Smurfit-Stone Acquisition and associated synergies, restructuring charges, and certain other charges and expenses, subject to certain limitations specified in the Credit Facility, (viii) certain other charges and expenses unrelated to the Smurfit-Stone Acquisition subject to certain specified limitations in the Credit Facility, and (ix) for certain periods, run-rate synergies expected to be achieved due to the Smurfit-Stone Acquisition not already included in EBITDA and adjusted to include Smurfit-Stone EBITDA as outlined in the Credit Agreement related to periods prior to the acquisition. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.
The credit facilities also contain certain customary events of default, including relating to non-payment, breach of representations, warranties or covenants, default on other material debt, bankruptcy and insolvency events, invalidity or impairment of loan documentation, collateral or subordination provisions, change of control and customary ERISA defaults. The term "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder.

On May 27, 2011, at the effective time of the Smurfit-Stone Acquisition, in connection with our entry into the Credit Facility, we terminated our existing credit agreement, dated as of March 5, 2008, as amended (the "Terminated Credit Facility"), following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no material early termination penalties incurred as a result of the termination of the Terminated Credit Facility. We recorded a loss on extinguishment of debt of $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the Terminated Credit Facility and capitalized approximately $42.6 million of debt issuance costs in other assets related to the new credit agreements, including amounts related to our receivables-backed financing facility.

(c)
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. At June 30, 2011, we had $581.0 million outstanding and at September 30, 2010, we had $75.0 million outstanding under our Receivables Facility. Accordingly, such borrowings are classified as long-term at June 30, 2011 and September 30, 2010. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.22% and 2.08% as of June 30, 2011 and September 30, 2010, respectively. The commitment fee for this facility was 0.30% and 1.00% as of June 30, 2011 and September 30, 2010, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At June 30, 2011 and September 30, 2010, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $581.0 million and $135.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2011 was approximately $882.1 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

(d)
The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of June 30, 2011, the outstanding amount of direct pay letters of credit supporting all IDBs was $17.7 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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
We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of June 30, 2011, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of June 30, 2011, the aggregate notional amount of outstanding debt related to these interest rate swaps was $216 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. On July 1, 2011, the aggregate notional amount of these swaps declined to $196 million.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During the three months ended June 30, 2011 and June 30, 2010, $0.4 million and $0.4 million, respectively, were amortized to earnings as a reduction of interest expense. During the nine months ended June 30, 2011 and June 30, 2010, $1.2 million and $1.2 million, respectively, were amortized to earnings as a reduction of interest expense.
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
In connection with our Smurfit-Stone Acquisition we acquired a foreign currency exchange forward contract intended to minimize the exposure to currency exchange rate fluctuations on the Canadian dollar related to a $255 million inter-company Canadian denominated note. This contract expired on June 30, 2011 and we recorded a net gain of $0.6 million related to the settlement of the contract.

As of June 30, 2011 and September 30, 2010, we had the following outstanding commodity derivatives related to forecasted transactions that were not designated as accounting hedges:

	June 30, 2011		September 30, 2010
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	8,000	Tons	24,500	Tons
Fair Values of Derivative Instruments
The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Condensed Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

		Asset Derivatives			Liability Derivatives
Type of Derivative	Balance Sheet Location	June 30, 2011	September 30, 2010	Balance Sheet Location	June 30, 2011	September 30, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate	N/A	$—	$—	Other current liabilities	$5.5	$8.7
Interest rate	N/A	—	—	Other long-term liabilities	—	3.3
		$—	$—		$5.5	$12.0

Derivatives not designated as hedging instruments:
Interest rate	Other assets	$—	$—	Other current liabilities	$0.6	$—
Interest rate	N/A	—	—	Other long-term liabilities	—	1.2
Commodity	Other current assets	1.5	1.2	Other current liabilities	1.0	0.4
Commodity	Other assets	—	0.2	Other long-term liabilities	—	—
		$1.5	$1.4		$1.6	$1.6

Total fair values		$1.5	$1.4		$7.1	$13.6
The following tables summarize the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income segregated by type of contract and designation for the three and nine months ended June 30, (in millions):
Derivatives in Cash Flow Hedging Relationships:
Amount of gain or (loss) recognized in other comprehensive income on derivative – effective portion for the three and nine months ended June 30, (in millions):
For the three months ended:

Type of Derivative	2011	2010
Interest rate	$(0.2)	$(1.5)
For the nine months ended:

Type of Derivative	2011	2010
Interest rate	$(0.5)	$(5.1)
Commodity	—	0.3
Total	$(0.5)	$(4.8)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income – effective portion, and location of where gain or (loss) is recorded for the three and nine months ended June 30, (in millions):
For the three months ended:

Type of Derivative	Location	2011	2010
Interest rate	Interest expense	$(1.6)	$(2.5)
Commodity	Net sales	—	0.1
Total		$(1.6)	$(2.4)

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

For the nine months ended:

Type of Derivative	Location	2011	2010
Interest rate	Interest expense	$(5.3)	$(8.5)
Commodity	Net sales	—	0.8
Total		$(5.3)	$(7.7)
Amount of gain or (loss) recognized in income on derivative – ineffective portion and amount excluded from effectiveness testing, and location of where gain or (loss) is recorded for the three and nine months ended June 30, (in millions):
For the three months ended:

Type of Derivative	Location	2011	2010
Commodity	Net sales	$—	$—
For the nine months ended:

Type of Derivative	Location	2011	2010
Commodity	Net sales	$—	$(0.6)
Derivatives Not Designated As Hedging Instruments:
Amount of gain or (loss) recognized in income on derivative and location of where gain or (loss) is recorded for the three and nine months ended June 30, (in millions):
For the three months ended:

Type of Derivative	Location	2011	2010
Interest rate	Selling, general and administrative expenses	$(0.5)	$(1.3)
Foreign Currency Exchange	Interest income and other income, net	0.6	—
Commodity	Net sales	0.2	(0.9)
Total		$0.3	$(2.2)
For the nine months ended:

Type of Derivative	Location	2011	2010
Interest rate	Selling, general and administrative expenses	$0.6	$(0.9)
Foreign Currency Exchange	Interest income and other income, net	0.6	—
Commodity	Net sales	0.4	0.5
Total		$1.6	$(0.4)
As of June 30, 2011, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $3.8 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.
We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on June 30, 2011, is approximately $5.5 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted by us against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $5.5 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with these contingent features that are in a liability position on June 30, 2011 is approximately $0.8 million.

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

We have rabbi trusts which hold the assets of our supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. The assets of our Supplemental Plans are invested primarily in mutual funds and are reported at fair value based on quoted prices in active markets. The fair value of our Supplemental Plans is designated as Level 1.
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
In connection with the Smurfit-Stone Acquisition we acquired an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The various installment notes were sold without recourse to Timber Note Holdings (a non-consolidated variable interest entity “TNH”) in a transaction accounted for as a sale under ASC 860. The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows. We have designated the fair value of our Timber Note Holdings investment as Level 3.
We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.
As of June 30, 2011, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$5.6	$—	$—	$5.6
Interest rate derivatives	$—	$—	$—	$—
Commodity derivatives	$—	$—	$1.5	$1.5
Timber Note Holdings Investment	$—	$—	$22.0	$22.0

Liabilities:
Interest rate derivatives	$—	$6.1	$—	$6.1
Commodity derivatives	$—	$—	$1.0	$1.0
The following table provides a summary of the net changes in the fair values of our Level 3 Commodity derivatives for the nine months ended June 30, (in millions):

	2011	2010
Beginning asset balance, net	$1.0	$0.6
Realized and unrealized net gains recorded in net sales	0.4	0.2
Settlements	(0.9)	(0.5)
Ending asset balance, net	$0.5	$0.3
The following table provides a summary of the net changes in the fair values of our Level 3 Timber Notes Holding Investment since the Smurfit acquisition, (in millions):

2011
Acquired asset balance	$21.8
Realized and unrealized net gains recorded in equity income	0.2
Settlements	—
Ending asset balance	$22.0
The following table provides a summary of unrealized net gains and losses during the nine months ended June 30, 2011 and June 30, 2010 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at June 30, 2011 and June 30, 2010 (in millions):

	2011	2010
Unrealized net gain recorded in net sales	$0.2	$0.4
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

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	June 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes(1)	$154.9	$154.9	$155.8	$162.8
March 2013 Notes(1)	80.9	84.4	81.1	84.1
March 2016 Notes(1)	299.2	325.5	299.1	330.0
Term loan facilities(3)	2,225.0	2,225.0	470.1	466.1
Revolving credit and swing facilities(3)	95.3	95.3	11.3	11.3
Receivables-backed financing facility(3)	581.0	581.0	75.0	75.0
Industrial development revenue bonds(3)	17.4	17.4	17.4	17.4
Other fixed rate long-term debt(2)	29.7	31.7	19.1	20.5
Total debt	$3,483.4	$3,515.2	$1,128.9	$1,167.2

(1)	Fair value is based on the quoted market prices for the same or similar issues.

(2)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

(3)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.
In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction.

Note 13.	Retirement Plans
We have defined benefit pension plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.
For the RockTenn plans prior to the Smurfit-Stone Acquisition, salaried and nonunion hourly employees hired on or after January 1, 2005 are not eligible to participate in our defined benefit plans. However, we provide an enhanced 401(k) plan match for such employees as discussed in “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2010 Form 10-K. For the plans acquired in the Smurfit-Stone Acquisition, the defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. The plans acquired in the Smurfit-Stone Acquisition were frozen for salaried employees effective January 1, 2009 and March 1, 2009 for the U.S. and Canadian defined benefit pension plans, respectively.
The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$4.9	$2.7	$10.3	$8.2
Interest cost	25.2	6.0	37.5	17.9
Expected return on plan assets	(24.6)	(6.0)	(37.1)	(17.9)
Amortization of prior service cost	0.1	0.3	0.5	0.7
Amortization of net actuarial loss	4.8	4.8	14.2	14.5
Company defined benefit plan expense	10.4	7.8	25.4	23.4
Multi-employer plans for collective bargaining employees	1.1	0.5	2.1	1.4
Net pension cost	$11.5	$8.3	$27.5	$24.8
During the three and nine months ended June 30, 2011, we contributed an aggregate of $13.5 million and $20.0 million, respectively, to our pension and supplemental retirement plans. Based on our current assumptions, we estimate contributing an additional $35 million in fiscal 2011 to our pension and supplemental retirement plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

of $17.2 million and $20.2 million to our pension and supplemental retirement plans in both the three and nine months ended June 30, 2010, respectively.
The postretirement benefit plans acquired in the Smurfit-Stone Acquisition provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who reached the age of 60 with 10 years of service as of January 1, 2007.
The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2011	2011
Service cost	$0.2	$0.2
Interest cost	0.8	0.8
Company postretirement plan expense	1.0	1.0
During the three and nine months ended June 30, 2011, we contributed an aggregate of $0.8 million to our postretirement benefit plans.

Note 14.	Share-Based Compensation
Stock Options
During the second quarter of fiscal 2011, we granted options to purchase 110,475 shares of our Class A common stock “Common Stock” to certain employees. These options vest three years from the grant date. These grants were valued at $26.54 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 5.1 years; an expected volatility of 47.0%; expected dividends of 1.4%; and a risk free rate of 2.1%. We amortize these costs using the accelerated attribution method.
As part of the Smurfit-Stone Acquisition, outstanding options to purchase Smurfit-Stone common stock under the Smurfit-Stone equity-based compensation plan were assumed by RockTenn and converted into a vested option to purchase RockTenn Common Stock based on an equity award exchange ratio. We issued 1,314,251 vested options that were valued at $42.89 per share using the Black-Scholes option pricing model. Significant assumptions used were: an expected term of 3.5 years; an expected volatility of 48.8%; expected dividends of 1.4%; and a risk free rate of 1.1%. Accordingly, $56.4 million was included in the Smurfit-Stone Acquisition purchase price.
The aggregate intrinsic value of options exercised during the three months ended June 30, 2011 and June 30, 2010 was $29.7 million and $1.3 million, respectively, and during the nine months ended June 30, 2011 and June 30, 2010 it was $31.2 million and $4.9 million, respectively.
The table below summarizes the changes in all stock options during the nine months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2010	936,754	$29.44
Granted	1,424,726	40.50
Exercised	(851,513)	37.23
Expired	—	—
Forfeited	(3,255)	33.78
Outstanding at June 30, 2011	1,506,712	$35.49	6.6	$46.7
Exercisable at June 30, 2011	1,120,603	$31.95	5.9	$38.5
Restricted Stock
During the second quarter of fiscal 2011, we granted 18,000 shares of restricted stock, which vest over one year to our non-employee directors and target awards of 195,050 shares of restricted stock with a service and a performance condition that vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

As part of the Smurfit-Stone Acquisition, outstanding restricted stock units for Smurfit-Stone board of directors members who will be serving on the RockTenn board of directors were converted into RockTenn restricted stock units of 2,155 shares.

The aggregate fair value of restricted stock that vested during the three months ended June 30, 2011 and June 30, 2010 was $9.5 million and $7.4 million, respectively, and during the nine months ended June 30, 2011 and June 30, 2010 it was $28.0 million and $16.9 million, respectively.

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights; if the service conditions are not met, the shares of restricted stock are forfeited. At June 30, 2011 and September 30, 2010, shares of restricted stock of 0.4 million and 0.3 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.
The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2010	982,756	$30.32
Granted(1)	388,233	50.59
Vested	(420,596)	26.32
Forfeited	(5,275)	19.40
Unvested at June 30, 2010 (1)(2)	945,118	$40.49

(1)
Fiscal 2011 target awards of 195,050 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award. During fiscal 2011, certain restricted shares granted in the second quarter of 2009 achieved the respective performance condition based on our Cash Flow to Equity Ratio (as defined in the applicable grant letter), certain restricted shares granted in the second quarter of fiscal 2008 achieved the respective performance condition based on the Annual Average Return over Capital Costs (as defined in the applicable grant letter), and certain restricted shares granted in the second quarter of 2008 achieved the respective market condition based on Total Shareholder Return (as defined in the applicable grant letter) each at 150% of target. These achievements resulted in the issuance of an additional 137,563 and the issuance and vesting of an additional 35,465 shares in fiscal 2011.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

In addition to the above mentioned sites, during the third quarter of fiscal 2011, investigation activities were brought to a close and the State environmental agency determined that no further corrective action was necessary at a site where it was believed that the contamination discovered was due to an oil release by a previous owner for which remediation costs, if any, would be immaterial. The previous owner is obligated to indemnify us for any contamination caused by the oil release.
On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone's Canadian subsidiaries also filed to reorganize in Canada. Matters relating to third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in Smurfit-Stone bankruptcy proceedings. The reserve below includes amounts for owned facilities and other miscellaneous items.
Except as stated above, we can make no assessment of our potential liability, if any, with respect to any site. Further, there can be no assurance that we will not be required to conduct some remediation in the future at any of these sites and that the remediation will not have a material adverse effect on our results of operations, financial condition or cash flows. We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of these sites. There can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all our costs and expenses. As of June 30, 2011, we had approximately $3.5 million reserved for environmental liabilities, of which $2.8 million is included in other long-term liabilities and $0.7 million in other current liabilities. We believe the liability for these matters were adequately reserved at June 30, 2011.

Litigation Relating to the Smurfit-Stone Acquisition
Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated under Case No. 6164, plaintiffs Marks and Spencer were appointed lead plaintiffs, and the complaint in Spencer was designated as the operative complaint. In the Spencer complaint, plaintiffs name as defendants Rock Tenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, a wholly owned subsidiary of Rock Tenn that is the successor to Smurfit-Stone). The plaintiffs allege, among other things, that the consideration paid by Rock Tenn to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding the acquisition by Rock Tenn of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by Rock Tenn and Sam Acquisition, LLC. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. During argument in connection with the preliminary injunction sought by the plaintiffs, the plaintiffs acknowledged that their claims concerning the adequacy of the disclosures in the February 24, 2011 preliminary joint proxy statement/prospectus were moot in light of subsequent disclosures made by Smurfit-Stone and Rock Tenn. On May 20, 2011, the court denied the plaintiffs' request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone's proxy statement relating to appraisal rights.

On February 17, 2011, a putative class action complaint asserting similar claims was filed against Rock Tenn, Smurfit-Stone, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp., et al., C.A. No. 1:11-cv-01136. On April 22, 2011, the plaintiff filed an amended complaint alleging, among other things, that the consideration paid by Rock Tenn to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that Smurfit-Stone and the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by Rock Tenn and Sam Acquisition, LLC. The plaintiff in Dabrowski also alleges that the March 31, 2011 amended joint proxy statement/prospectus contains misleading or inadequate disclosures constituting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in Dabrowski seeks monetary and equitable relief. On August 4, 2011, the plaintiff voluntarily dismissed this matter without prejudice.

Four complaints on behalf of the same putative class of Smurfit-Stone stockholders are currently pending in the Circuit Court for Cook County, Illinois challenging Rock Tenn's acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together, and on March 4, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint names as defendants Rock Tenn, Smurfit-Stone and the former members of the Smurfit-Stone board of directors. The amended complaint alleges, among other things, that the consideration paid by Rock Tenn to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by Rock Tenn and Smurfit-Stone. The amended complaint seeks equitable relief. On April 21, 2011, the court stayed this consolidated matter pending resolution of the Delaware plaintiffs' motion for preliminary injunction (discussed above) or until further order of the court. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

We are continuing to vigorously defend against all claims made against Rock Tenn, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition. We cannot currently estimate the losses, if any, that will result from these claims. No assurance can be given that the final resolution of these claims will not be material to Rock Tenn.

The Company is a defendant in a number of other lawsuits and claims arising out of the conduct of its business.  While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes the resolution of these other matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Guarantees
We have made the following guarantees as of June 30, 2011:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment.  At June 30, 2011, the maximum potential amount of future payments related to these guarantees was approximately $20 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•
as part of the Southern Container Acquisition we acquired two unconsolidated entities for which we guarantee less than $4 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity of less than $2 million; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Seven Hills Option
Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2014. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at June 30, 2011, which would result in a purchase price of approximately 53% of our partner’s net equity reflected on Seven Hills’ June 30, 2011 balance sheet.

Note 16.	Segment Information
In the third quarter of fiscal 2011, following the Smurfit-Stone Acquisition, we announced a realignment of operating responsibilities. Following the realignment of our business segments now include the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and Recycling and Waste Solutions, which consists of our recycled fiber procurement and trading activities. Subsequent to the May 27, 20011 Smurfit-Stone Acquisition, we have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. Our results have been reclassified for all periods presented to reflect this realignment.

The following table shows certain operating data for our segments (in millions). We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Subsequent to the acquisition, management evaluated and changed certain costs allocated to our segments. The primary change was to allocate only the service cost component of pension expense to the segments. These changes are reflected in the table below. We report these items as non-allocated expenses or in other line items in the table below after total segment income.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales (aggregate):
Corrugated Packaging	$734.5	$210.5	$1,142.2	$581.6
Consumer Packaging	579.6	543.5	1,691.9	1,558.2
Recycling and Waste Solutions	147.4	40.7	230.1	113.5
Total	$1,461.5	$794.7	$3,064.2	$2,253.3
Less net sales (intersegment):
Corrugated Packaging	$21.3	$9.6	$41.8	$25.5
Consumer Packaging	6.8	3.9	14.5	9.3
Recycling and Waste Solutions	51.3	9.3	71.8	23.9
Total	$79.4	$22.8	$128.1	$58.7
Net sales (unaffiliated customers):
Corrugated Packaging	$713.2	$200.9	$1,100.4	$556.1
Consumer Packaging	572.8	539.6	1,677.4	1,548.9
Recycling and Waste Solutions	96.1	31.4	158.3	89.6
Total	$1,382.1	$771.9	$2,936.1	$2,194.6
Segment income:
Corrugated Packaging	$24.6	$36.7	$92.1	$94.4
Consumer Packaging	61.1	69.0	193.1	208.6
Recycling and Waste Solutions	4.6	2.2	9.5	7.5
Total segment income	90.3	107.9	294.7	310.5
Restructuring and other costs, net	(55.5)	0.2	(62.4)	(4.1)
Non-allocated expenses	(22.6)	(16.4)	(52.8)	(46.5)
Interest expense	(22.8)	(17.8)	(55.7)	(58.5)
Loss on extinguishment of debt	(39.5)	—	(39.5)	(2.8)
Interest income and other income, net	4.1	0.1	4.1	0.4
Income (loss) before income taxes	(46.0)	74.0	88.4	199.0
Income tax expense	17.6	(27.0)	(27.2)	(60.7)
Consolidated net income (loss)	(28.4)	47.0	61.2	138.3
Less: Net income attributable to noncontrolling interests	(1.7)	(1.9)	(4.0)	(4.1)
Net income (loss) attributable to Rock-Tenn Company shareholders	$(30.1)	$45.1	$57.2	$134.2

We have provided a summary of our identifiable assets as of June 30, 2011 and September 30, 2010 in the table below (in millions):

	June 30,	September 30,
	2011	2010
Identifiable assets:
Corrugated Packaging	$8,312.4	$1,146.7
Consumer Packaging	1,736.9	1,610.1
Recycling and Waste Solutions	301.3	32.3
Assets held for Sale	2.5	3.2
Corporate	411.3	122.6
Total	$10,764.4	$2,914.9

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

As discussed above, in the third quarter of fiscal 2011, we announced a realignment of operating responsibilities. The goodwill in the table below has been reclassified for all periods presented to reflect the realignment. The goodwill acquired in fiscal 2011 is associated with the Smurfit-Stone Acquisition.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2011 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Recycling and Waste Solutions	Total
Balance as of September 30, 2010
Goodwill	$393.0	$398.4	$0.2	$791.6
Accumulated impairment losses	—	(42.8)	—	(42.8)
	393.0	355.6	0.2	748.8
Goodwill acquired	1,044.2	5.0	51.7	1,100.9
Translation adjustment	0.4	2.9	—	3.3
Balance as of June 30, 2011
Goodwill	1,437.6	406.3	51.9	1,895.8
Accumulated impairment losses	—	(42.8)	—	(42.8)
	$1,437.6	$363.5	$51.9	$1,853.0

We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances, thus, the allocation of the purchase price is preliminary and subject to material revision.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2010, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2010 Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on November 22, 2010. The table in “Note 16. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments which we realigned in the third quarter of 2011.

Overview
On May 27, 2011, we acquired Smurfit-Stone Container Corporation. We made the Smurfit-Stone Acquisition in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very good business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash received of $473.5 million. The merger consideration was structured with 50% cash, 50% equity and the assumption of debt, although the final equity value increased at the time the deal closed due to appreciation in our stock price. We issued approximately 31.0 million shares of RockTenn Common Stock, including approximately 0.7 million shares reserved but unissued at June 30, 2011 for the resolution of Smurfit-Stone bankruptcy claims. We assumed $1,180.5 million of debt and recorded $56.4 million for the issuance of stock options to replace outstanding Smurfit-Stone stock options. We financed the acquisition with approximately $4.3 billion of debt financing, consisting of a $1.475 billion 5 year revolving credit facility; a $1.475 billion 5 year term loan facility; a $750 million 7 year term loan facility and a $625 million 3 year accounts receivable securitization facility. The borrowings under the new debt facilities were used in part to finance the merger, to repay outstanding indebtedness of Smurfit-Stone, to refinance our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition of Smurfit-Stone and to provide liquidity for general corporate purposes of approximately $1 billion. For additional information see "Note 5. Acquisitions" and "Note 10. Debt", respectively, of the Notes to Consolidated Financial Statements.
Adjusted earnings per diluted share are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Earnings (loss) per diluted share	$(0.60)	$1.14	$1.30	$3.39

Alternative fuel mixture credit, net	—	—	—	(0.74)
Acquisition inventory step-up	0.69	—	0.81	—
Restructuring and other costs, net	0.71	—	0.94	0.06
Loss on extinguishment of debt	0.49	—	0.58	0.05
Operating losses of previously closed facilities	—	—	0.02	0.03

Adjusted earnings per diluted share	$1.29	$1.14	$3.65	$2.79

•
GAAP requires that an acquirer value inventory acquired at fair value. This reduces the profit on sales to that portion attributable to the selling effort. For us, this step-up in value reduced our income for the month of June 2011 by $55.4 million pre-tax, or $0.69 per diluted share after-tax, as most of the acquired inventory was sold and an intercompany profit reserve was established on new inventory and charged to cost of goods sold.

•
RockTenn's pre-tax restructuring and other costs, net of related noncontrolling interest, were $55.4 million, or $0.71 per diluted share after-tax, for the third quarter of fiscal 2011 consisting of $29.5 million of pre-tax integration costs that primarily consisted of severance and other employee costs and professional services, $13.7 million of pre-tax facility closure charges primarily related to four former Smurfit-Stone corrugated container plants and one folding carton plant and $12.2 million of pre-tax acquisition costs.

•
We recognized a pre-tax loss on extinguishment of debt of $39.5 million, or $0.49 per diluted share for associated fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing and the repayment and termination of certain pre-acquisition financing arrangements. The extinguishment represented approximately half of the fees and expenses we paid in connection with the new facilities. The remainder will be amortized to interest expense over the life of the debt instruments.

Net sales of $1,382.1 million for the third quarter of fiscal 2011 increased $610.2 million, or 79.1% over the third quarter of fiscal 2010, primarily as a result of the May 27, 2011, Smurfit-Stone Acquisition and other volume and selling price increases in our business.
Total segment income of $90.3 milion, adjusted to eliminate $55.4 million of pre-tax acquisition inventory step-up expense, increased $37.8 million to $145.7 million or 35.0% over the prior year quarter, due primarily to the Smurfit-Stone Acquisition. Segment income was also impacted by lower volume associated with the bleached paperboard mill outage and higher fiber, chemical, freight and energy costs that were partially offset by lower virgin fiber costs.
We reported a loss of $30.1 million in the quarter due to Smurfit-Stone acquisition related charges. Adjusted net income attributable to Rock-Tenn Company shareholders in the third quarter of fiscal 2011 increased $21.3 million over the third quarter of last year to $66.6 million. Adjusted net income primarily reflects the elimination of $35.2 million of acquisition inventory step-up net of tax; $36.3 million net of tax for restructuring and other costs, net of related noncontrolling interest, that consisted primarily of severance and other employee costs and professional services related integration costs, facility closure costs and acquisition costs; and $25.1 million loss on extinguishment of debt, net of tax. The loss on extinguishment of debt related to associated fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing and the repayment and termination of certain pre-acquisition financing arrangements.
Results of Operations (Consolidated)
Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2010	$690.8	$731.9	$771.9	$2,194.6	$806.8	$3,001.4
2011	$761.1	$792.9	1,382.1	$2,936.1
% Change	10.2%	8.3%	79.1%	33.8%

Net sales in the third quarter of fiscal 2011 increased $610.2 million compared to the third quarter of fiscal 2010 primarily due to the Smurfit-Stone Acquisition. Net sales in the nine months ended June 30, 2011 increased $741.5 million compared to the nine months ended June 30, 2010 primarily due to the Smurfit-Stone Acquisition.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2010	$512.3	$570.6	$595.8	$1,678.7	$602.6	$2,281.3
(% of Net Sales)	74.2%	78.0%	77.2%	76.5%	74.7%	76.0%
2011	$582.3	$626.6	$1,169.7	$2,378.6
(% of Net Sales)	76.5%	79.0%	84.6%	81.0%
Cost of goods sold as a percentage of net sales increased in the third quarter of fiscal 2011 compared to the prior year third quarter primarily as a result of the $55.4 million of acquisition inventory step-up expense discussed above and increased recycled fiber, chemical, energy and freight costs which were partially offset by reduced virgin fiber costs. Recycled fiber, chemical and energy costs in our legacy mills increased $31, $10 and $4 per ton, respectively, freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $4.6 million due in part to higher volumes. Virgin fiber costs in our legacy bleached paperboard mill decreased $46 per ton.
Cost of goods sold as a percentage of net sales increased in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 primarily as a result of $55.4 million of acquisition inventory step-up expense discussed above, the $28.8 million alternative fuel mixture credit, net of related expenses recorded in the first nine months of fiscal 2010 and increased recycled fiber, chemical and freight costs which were partially offset by reduced virgin fiber costs. Recycled fiber and chemical costs in our legacy mills increased $43 per ton and $5 per ton, respectively. Freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $14.5 million due in part to higher volumes. Virgin fiber costs in our legacy bleached paperboard mill decreased $37 per ton.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2010	$80.0	$87.2	$84.9	$252.1	$87.8	$339.9
(% of Net Sales)	11.6%	11.9%	11.0%	11.5%	10.9%	11.3%
2011	$83.2	$88.3	$145.3	$316.8
(% of Net Sales)	10.9%	11.1%	10.5%	10.8%
Selling, general and administrative (“SG&A”) expenses increased $60.4 million primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. SG&A expenses increased $64.7 million primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $55.5 million and income of $0.2 million in the third quarter of fiscal 2011 and 2010, respectively. We recorded aggregate pre-tax restructuring and other costs of $62.4 million and $4.1 million in the nine months ended June 30, 2011 and June 30, 2010, respectively. The increase in charges in fiscal 2011 are primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities. We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities in the third quarter of fiscal 2011 was income of $0.6 million compared to $0.3 million in the third quarter of fiscal 2010. Equity in income of unconsolidated entities in the nine months ended June 30, 2011 was income of $1.2 million compared to $0.2 million in the nine months ended June 30, 2010.

Interest Expense

Interest expense for the third quarter of fiscal 2011 increased to $22.8 million from $17.8 million for the same quarter last year and included amortization of deferred financing costs of $1.9 million compared to $1.5 million for the same quarter of the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $8.7 million, lower average interest rates, net of swaps, decreased interest expense by approximately $4.1 million, and deferred financing cost increased $0.4 million.
Interest expense for the nine months ended June 30, 2011 decreased to $55.7 million from $58.5 million for the nine months ended June 30, 2010 and included amortization of deferred financing costs of $5.0 million compared to $4.6 million for the same period in the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $5.3 million, and lower average interest rates, net of swaps, decreased interest expense by approximately $8.5 million, and deferred financing cost increased $0.4 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and nine months ended June 30, 2011 of $39.5 million represents certain fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing for the Smurfit-Stone Acquisition and the repayment and termination of certain pre-acquisition financing arrangements. The extinguishment represented approximately half of the fees and expenses we paid in connection with the new facilities. The remainder will be amortized to interest expense over the life of the debt instruments.
Loss on extinguishment of debt for the nine months ended June 30, 2010 of $2.8 million primarily represents the write off of $3.3 million of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility and a gain of $0.5 million recognized in connection with the repurchase of $19.5 million of our March 2013 Notes at an average price of approximately 98% of par.

Interest Income and Other Income, net

Interest income and other income, net, for the three and nine months ended June 30, 2011 was $4.1 million and $0.1 million, respectively. Interest income and other income, net for the three and nine months ended June 30, 2010 was $4.1 million and $0.4 million, respectively. The three and nine months ended June 30, 2011 includes a $4.4 million gain related to the expiration of foreign currency contract and related revaluation of a Canadian dollar denominated inter-company note.

Provision for Income Taxes

We recorded an income tax benefit of $17.6 million and income tax expense of $27.2 million in the three and nine months ended June 30, 2011, respectively, compared to income tax expense of $27.0 million and $60.7 million in the three and nine months ended June 30, 2010, respectively. The effective tax rates for the three and nine months ended June 30, 2011 were approximately 38.3% and 30.8%, respectively. The effective tax rate for the three and nine months ended June 30, 2010 were approximately 36.5% and 30.5%, respectively. We expect our marginal tax rate to be approximately 36%. We discuss our provision for income taxes in more detail in “Note 8. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for the third quarter of fiscal 2011 was $1.7 million compared to $1.9 million in the third quarter of fiscal 2010. The reduction for net income attributable to noncontrolling interests for the nine months ended June 30, 2011 and 2010 was $4.0 million and $4.1 million, respectively.

Results of Operations (Segment Data)

As discussed in "Note 16. Segment Information" to the Condensed Consolidated Financial Statements, we realigned our operating segments in the third quarter of 2011 following the Smurfit-Stone Acquisition. Please see Note 16 for more details on this realignment.

Containerboard and Paperboard Tons Shipped and Average Net Selling Price Per Ton

Recycled Paperboard Tons Shipped and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and Average Price Per Ton is computed as net sales of containerboard, paperboard and market pulp divided by tons shipped. The shipped tons and produced tons include Smurfit-Stone tons beginning May 28, 2011.

Tons Shipped

	Containerboard Tons Shipped (a)	Coated and Specialty Recycled Paperboard Tons Shipped	Bleached Paperboard and LinerboardTons Shipped	Market Pulp Tons Shipped	Average Net Selling Price (Per Ton)(a)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	231.1	223.1	85.0	25.4	$544
Second Quarter	234.8	228.1	85.8	25.0	563
Third Quarter	245.0	232.2	89.0	24.1	595
Nine Months Ended June 30, 2010	710.9	683.4	259.8	74.5	568
Fourth Quarter	244.7	235.6	86.1	25.9	610
Fiscal 2010	955.6	919.0	345.9	100.4	$578

First Quarter	247.4	224.5	84.4	22.1	617
Second Quarter	243.9	239.3	85.1	24.0	622
Third Quarter	850.7	238.2	90.3	49.6	596
Nine Months Ended June 30, 2011	1,342.0	702.0	259.8	95.7	607

(a)	Includes kraft paper sold.

Tons Produced

	Containerboard Tons Produced (a)	Coated and Specialty Recycled Paperboard Tons Produced	Bleached Paperboard and Linerboard Tons Produced	Market Pulp Tons Produced
	(In thousands)
First Quarter	234.2	223.6	85.1	25.6
Second Quarter	231.6	227.8	83.5	23.8
Third Quarter	243.4	234.2	87.4	24.1
Nine Months Ended June 30, 2010	709.2	685.6	256.0	73.5
Fourth Quarter	246.1	235.1	84.1	26.1
Fiscal 2010	955.3	920.7	340.1	99.6

First Quarter	246.2	226.7	87.4	23.4
Second Quarter	245.5	235.2	86.6	26.2
Third Quarter	858.4	239.4	101.0	33.5
Nine Months Ended June 30, 2011	1,350.1	701.3	275.0	83.1

(a)	Includes kraft paper production.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$180.1	$35.8	19.9%
Second Quarter	191.0	21.9	11.5
Third Quarter	210.5	36.7	17.4
Nine Months Ended June 30, 2010	581.6	94.4	16.2
Fourth Quarter	219.0	49.1	22.4
Fiscal 2010	$800.6	$143.5	17.9%

First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Third Quarter	734.5	24.6	3.3
Nine Months Ended June 30, 2011	$1,142.2	$92.1	8.1%
Net Sales (Corrugated Packaging Segment)
Net sales of the Corrugated Packaging segment increased $524.0 million in the third quarter of fiscal 2011 compared to the prior year quarter primarily due to the Smurfit-Stone Acquisition and higher corrugated packaging and containerboard volumes and higher containerboard selling prices.
Net sales of the Corrugated Packaging segment increased $560.6 million in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 primarily due to the Smurfit-Stone Acquisition and higher containerboard and corrugated packaging selling prices and volumes.

Segment Income (Corrugated Packaging Segment)
Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2011, adjusted to eliminate $55.4 million of pre-tax acquisition inventory step-up expense, increased $43.3 million to $80.0 million compared to $36.7 million in the prior year third quarter due primarily to the Smurfit-Stone Acquisition and the higher volumes and selling prices discussed above. The increase in segment income from the acquisition was partially offset by increased costs of containerboard and finished boxes primarily associated with increases in fiber, chemicals and freight costs in our legacy operations. Our containerboard mills recycled fiber costs increased approximately $7.0 million or $28 per ton, chemical costs increased $1.7 million or $7 per ton and the increase in freight and energy costs aggregated approximately $1.5 million or $6 per ton in each case compared to the same quarter of the prior year.
Segment income attributable to the Corrugated Packaging segment, adjusted to eliminate $55.4 million of pre-tax acquisition inventory step-up expense, increased $53.1 million to $147.5 million in the nine months ended June 30, 2011 compared to $94.4 million in the nine months ended June 30, 2010 primarily due to the Smurfit-Stone Acquisition and the higher volumes and selling prices discussed above. The increase in segment income from the acquisition was partially offset by increased costs of containerboard and finished boxes primarily associated with increases in fiber, energy, freight, and chemicals costs in our legacy operations. At our containerboard mills recycled fiber costs increased approximately $34.4 million or $47 per ton and the increase in energy, freight and chemical costs aggregated $6.2 million or $8 per ton in each case compared to the nine months ended June 30, 2010.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$497.8	$75.8	15.2%
Second Quarter	516.9	63.8	12.3
Third Quarter	543.5	69.0	12.7
Nine Months Ended June 30, 2010	1,558.2	208.6	13.4
Fourth Quarter	574.7	81.9	14.3
Fiscal 2010	$2,132.9	$290.5	13.6%

First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Third Quarter	579.6	61.1	10.5
Nine Months Ended June 30, 2011	$1,691.9	$193.1	11.4%
Net Sales (Consumer Packaging Segment)
The 6.6% increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2011 compared to the prior year third quarter was primarily due to display sales from the Smurfit-Stone Acquisition, higher paperboard selling prices, increased recycled paperboard tons shipped, higher folding carton selling prices and volumes and increased solid fiber interior packaging sales due to an acquisition in the fourth quarter of fiscal 2010. Coated recycled paperboard tons shipped increased 4.8%, specialty paperboard tons shipped were relatively flat and bleached paperboard and market pulp tons shipped decreased 13.1% and 13.2%, respectively, primarily associated with the bleached paperboard mill outage.
The 8.6% increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 was primarily due to display sales from the Smurfit-Stone Acquisition, higher folding carton and recycled paperboard volumes and increased paperboard selling prices, increased legacy display sales and increased solid fiber interior packaging sales due to an acquisition in the fourth quarter of fiscal 2010. Coated recycled paperboard tons shipped increased 4.0%, specialty paperboard tons shipped were relatively flat and bleached paperboard and market pulp tons shipped decreased 5.0% and 10.0%, respectively, primarily associated with the third quarter of fiscal 2011 bleached paperboard mill outage.

Segment Income (Consumer Packaging Segment)
Segment income of the Consumer Packaging segment for the quarter ended June 30, 2011 decreased $7.9 million compared to the prior year quarter primarily due to the scheduled bleached paperboard mill major maintenance outage, higher recycled fiber, chemical, freight, energy and board costs. These cost increases were partially offset by the net volume and selling price increases noted above, lower virgin fiber costs and continued operational improvements. At our mills, recycled fiber costs increased approximately $7.5 million, or $34 per ton, virgin fiber costs decreased approximately $4.4 million, or $46 per ton, chemical costs increased approximately $3.6 million, or $12 per ton, and energy costs increased approximately $1.8 million, or $6 per ton over the prior year quarter.
Excluding the $28.8 million included in the nine months ended June 30, 2010 related to the alternative fuel mixture credit, net of related expenses, segment income of the Consumer Packaging segment for the nine months ended June 30, 2011 increased $13.3 million, primarily due to the net volume and selling price increases noted above and decreased virgin fiber and energy costs, partially offset by the bleached paperboard mill outage and higher recycled fiber, chemical, freight and board costs. At our mills, recycled fiber costs increased approximately $24.3 million, or $38 per ton, virgin fiber costs decreased approximately $11.7 million, or $37 per ton, chemical costs increased $6.9 million, or $7 per ton, and energy costs decreased approximately $1.7 million, or $2 per ton, over the prior year period. Excluding expenses related to acquired Smurfit-Stone locations, freight expense in the segment increased $7.6 million due in part to higher volumes and compensation expense increased $3.2 million.

Recycling and Waste Solutions Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$28.6	$1.2	4.2%
Second Quarter	44.2	4.1	9.3
Third Quarter	40.7	2.2	5.4
Nine Months Ended June 30, 2010	113.5	7.5	6.6
Fourth Quarter	37.1	1.5	4.0
Fiscal 2010	$150.6	$9.0	6.0%

First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Third Quarter	147.4	4.6	3.1
Nine Months Ended June 30, 2011	$230.1	$9.5	4.1%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2010	222.4	233.7	229.8	685.9	220.7	906.6
2011	211.6	213.7	773.9	1,199.2

Net Sales (Recycling and Waste Solutions Segment)
Our Recycling and Waste Solutions segment net sales increased $106.7 million for the third quarter of fiscal 2011 compared to the prior year third quarter primarily due to the Smurfit-Stone Acquisition and increased selling prices which were partially offset by lower volumes excluding the acquisition.
Our Recycling and Waste Solutions segment net sales increased $116.6 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 primarily due to the Smurfit-Stone Acquisition and increased selling prices which were partially offset by lower volumes excluding the acquisition.

Segment Income (Recycling and Waste Solutions Segment)
Segment income attributable to the Recycling and Waste Solutions segment increased $2.4 million and $2.0 million in the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010, respectively, due primarily to the Smurfit-Stone Acquisition and increased selling prices that were partially offset by lower volumes excluding the acquisition.

Significant Changes in Balance Sheet Accounts

As a result of the Smurfit-Stone Acquisition and the corresponding preliminary allocation of the purchase price, our assets and liabilities have increased materially. See “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements section of the Financial Statements for a summary of the assets and liabilities assumed. Additionally, see “Note 10. Debt” of the Notes to Condensed Consolidated Financial Statements for the changes in debt.

Liquidity and Capital Resources
We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of IDBs as well as other debt and equity securities. Cash and cash equivalents was $51.6 million at June 30, 2011, and $15.9 million at September 30, 2010. At June 30, 2011, total debt was $3,483.4 million and Net Debt (as hereinafter defined) was $3,431.1 million. Net Debt increased approximately $2.4 billion from $999.6 million at the end of the second quarter of fiscal 2011 as a result of the Smurfit-Stone Acquisition.

The principal components our our debt are our Credit Facility consisting of a 5-year revolving credit facility, 5-year term loan A facility and a 7-year term loan B facility; our 3-year receivables-backed financing facility; and, our August 2011, March 2013 and March 2016 notes. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 10. Debt” of the Notes to Condensed Consolidated Financial Statements.
On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount of $3.7 billion. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and $750 million, 7-year term term loan B facility. The Credit Facility is pre-payable at any time. The borrowings under the Credit Facility on the closing date of the Smurfit-Stone Acquisition were used to finance the acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. We may borrow amounts under the revolving credit facility to provide for working capital and general corporate requirements, including acquisitions permitted pursuant to the Credit Facility. Certain restrictive covenants govern our maximum availability under this facility, including a Consolidated Interest Coverage Ratio and Leverage Ratio (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. We were in compliance with all of our covenants at June 30, 2011. At June 30, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $115.3 million, were approximately $1,264.4 million. We expect to use available borrowings under our revolving credit facility to repay our August 2011 Notes upon maturity.

Our March 2016 Notes are guaranteed by the guarantors listed therein (comprising most of our subsidiaries which are guarantors under the Credit Facility). The senior note indenture contains financial and restrictive covenants, including limitations on restricted payments, dividend and other payments affecting restricted subsidiaries, incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries.

On May 27, 2011, at the effective time of the Smurfit-Stone Acquisition, in connection with our entry into the Credit Facility, we terminated our existing credit agreement, dated as of March 5, 2008, as amended (the "Terminated Credit Facility"), following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no material early termination penalties incurred as a result of the termination of the Terminated Credit Facility. We recorded a loss on extinguishment of debt of $39.5 million primarily for fees paid to certain creditors and third parties and the write off of certain unamortized deferred financing costs related to the Terminated Credit Facility.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At June 30, 2011, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $216 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On July 1, 2011, the aggregate notional amount of these swaps declined to $196 million.
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. At June 30, 2011, we had $581.0 million outstanding and at September 30, 2010, we had $75.0 million outstanding under our Receivables Facility. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At June 30, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $581.0 million. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2011 was approximately $882.1 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.
Net cash provided by operating activities during the nine months ended June 30, 2011 and June 30, 2010 was $339.7 million and $313.0 million, respectively. Excluding the prior year $26.4 million tax refund we received in the second quarter of fiscal 2010 related primarily to the collection of fiscal 2009 alternative fuel mixture credits, net cash provided by operating activities increased $53.1 million from the prior year period primarily due to the change in operating assets and liabilities, net of the acquisition.
Net cash used for investing activities was $1,401.8 million during the nine months ended June 30, 2011 compared to $57.3 million for the comparable period of the prior year. Net cash used for investing activities in the nine months ended June 30, 2011 consisted primarily of $1,301.5 million paid for the Smurfit-Stone Acquisition, net of cash received and $107.5 million of capital expenditures. Net cash used for investing activities for the nine months ended June 30, 2010 consisted primarily of $60.9 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment and on our project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. We estimate that our capital expenditures will aggregate approximately $200 million in fiscal 2011. Capital expenditures will increase in fiscal 2012 due to the full year inclusion of Smurfit-Stone, increased capital expenditures for deferred maintenance on former Smurfit-Stone assets, as well as specific identified investment opportunities. We expect fiscal 2012 capital expenditures to be approximately $480 million. It is possible that our assumptions may change, or we may decide to spend a different amount.
Net cash provided by financing activities was $1,098.2 million during the nine months ended June 30, 2011 compared to net cash used for financing activities of $256.4 million in the same period last year. In the nine months ended June 30, 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $1,174.9 million and $24.2 million for the issuance of common stock, net of related minimum tax withholdings, that were partially offset by debt issuance costs of $43.1 million, cash paid for debt extinguishment costs of $37.9 million, and cash dividends paid to shareholders of $23.6 million. In the nine months ended June 30, 2010, net cash used for financing activities consisted primarily of net repayments of debt aggregating $235.0 million and cash dividends paid to shareholders of $17.5 million.
Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2011, 2012 and 2013 primarily due to accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 and the utilization of a portion of the federal net operating losses acquired in the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition. At June 30, 2011, the federal net operating losses, Cellulosic Biofuel Producers Credits and Alternative Minimum Tax Credits aggregate approximately $390 million in future potential reductions of U.S. federal cash taxes. However, it is possible that our expected cash tax payments may change due to changes in income, capital spending or other factors.
We made contributions of $20.0 million to our pension and supplemental retirement plans during the nine months ended June 30, 2011. Based on current facts and assumptions, we anticipate contributing approximately $55 million to our pension and supplemental retirement plans including the acquired Smurfit-Stone plans in fiscal 2011. We anticipate contributing approximately $359 million to our pension and supplemental retirement plans in fiscal 2012 including the acquired Smurfit-Stone plans. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our under funded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.
In July 2011, our board of directors approved our August 2011 quarterly dividend of $0.20 per share and in November 2010 and February 2011 we paid a quarterly dividend of $0.20 per share, indicating an annualized dividend of $0.80 per share in fiscal 2011 on our common stock.
We anticipate that we will be able to fund our capital expenditures, interest payments, dividends, pension payments, working capital needs, bond repurchases, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities.
New Accounting Standards
See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
Non-GAAP Measures
We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define these non-GAAP financial measures, provide reconciliations of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
Adjusted Net Income and Adjusted Earnings per Diluted Share

We use the non-GAAP measures “adjusted net income” and “adjusted earnings per diluted share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate the our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted net income and adjusted earnings per diluted share are Net income (loss) attributable to Rock-Tenn Company shareholders and Earnings (loss) per diluted share, respectively. Set forth below is a reconciliation of Adjusted net income to Net income (loss) attributable to Rock-Tenn Company shareholders (in millions):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In Millions)	2011	2010	2011	2010

Net income (loss) attributable to Rock-Tenn Company shareholders	$(30.1)	$45.1	$57.2	$134.2

Alternative fuel mixture credit, net	—	—	—	(28.9)
Acquisition inventory step-up	35.2	—	35.2	—
Restructuring and other costs, net	36.3	(0.1)	40.7	2.5
Loss on extinguishment of debt	25.1	—	25.1	1.8
Operating losses of previously closed facilities	0.1	0.3	0.6	0.9

Adjusted net income	$66.6	$45.3	$158.8	$110.5

Net Debt
We also have defined the non-GAAP measure Net Debt to include the aggregate debt obligations reflected in our consolidated balance sheet, less the hedge adjustments resulting from fair value interest rate derivatives or swaps, the balance of our cash and cash equivalents, certain restricted cash (which includes the balance sheet line items restricted cash and restricted cash and marketable debt securities) and certain other investments that we consider to be readily available to satisfy such debt obligations.
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
Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	June 30, 2011	March 31, 2011	September 30, 2010
Current Portion of Debt	$241.5	$237.8	$231.6
Long-Term Debt Due After One Year	3,241.9	774.8	897.3
	3,483.4	1,012.6	1,128.9
Less: Hedge Adjustments Resulting From Fair Value
Interest Rate Derivatives or Swaps	(0.7)	(1.1)	(1.9)
	3,482.7	1,011.5	1,127.0
Less: Cash and Cash Equivalents	(51.6)	(11.9)	(15.9)

Net Debt	$3,431.1	$999.6	$1,111.1

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations for the remainder of fiscal year 2011 and the succeeding four fiscal years and thereafter, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
Contractual Obligations	Total	Remainder of Fiscal 2011	Fiscal 2012 & 2013	Fiscal 2014 & 2015	Thereafter
	(In millions)
Long-Term Debt, including current portion (a)	$3,483.6	$160.6	$364.7	$926.3	$2,032.0
Operating lease obligations	314.8	17.5	106.8	70.7	119.8
Purchase obligations and other (b) (c) (d) (e)	486.7	143.8	277.8	36.2	28.9
Total	$4,285.1	$321.9	$749.3	$1,033.2	$2,180.7

(a)
We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, Receivables Facility and Credit Facility. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate fair value hedge adjustments resulting from terminated interest rate swaps of $0.7 million, the current portion of which is $0.2 million, and excluded unamortized discounts of $0.9 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 10. Debt” of the Notes to Condensed Consolidated Financial Statements.

(b)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)
Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date; therefore, the earliest date on which we could be required to purchase our partner's interest is March 29, 2014. We currently project this contingent obligation to purchase our partner's interest (based on the formula) to be approximately $11 million, which would result in a purchase price of approximately 53% of our partner's share of the net equity reflected on Seven Hills' June 30, 2011 balance sheet. We have not included the $11 million in the table above.

(d)
We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because none of our other long-term liabilities has a definite pay-out scheme. As discussed in “Note 13. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension, supplemental retirement plans, postretirement benefits and deferred compensation. We have not included in the table the payments related to the supplemental retirement plans and deferred compensation because these amounts are dependent upon, among other things, when the employee retires or leaves our Company, and whether the employee elects lump-sum or installment payments. In addition, we have not included in the table pension and posteretirement funding requirements because such amounts are not available for all periods presented. We estimate that we will contribute approximately $55.0 million to our pension plans in fiscal 2011 and approximately $359 million in fiscal 2012. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount.

(e)
Included in the line item “Purchase obligations and other” is an aggregate $18.6 million for certain provisions of ASC 740 "Income Taxes" associated with liabilities for uncertain tax positions based on our estimate of cash settlement with the respective taxing authorities. We have not included uncertain tax positions of approximately $262.6 million that are not expected to result in the use of cash upon settlement. We are in the process of evaluating gross unrecognized tax benefits recorded as a result of the Smurfit-Stone Acquisition. The amount of liabilities for uncertain tax positions recorded and the amount that would offset net operating loss carryforwards may change based on the completion of that evaluation. See "Note 5. Acqusitions".

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: the expiration of our Receivables Facility; our estimate for our capital expenditures in fiscal 2011; that capital expenditures will increase in fiscal 2012 due to the full year inclusion of Smurfit-Stone, increased capital expenditures for deferred maintenance on formerly Smurfit-Stone assets, as well as specific identified investment opportunities; our expectation for approximate capital expenditures in fiscal 2012; our estimate that the fair value of our aggregate liability for outstanding indemnities, including those with respect to which there are no limitations, will be immaterial; the amounts of our anticipated contributions to our pension and supplemental retirement plans including the acquired Smurfit-Stone plans in fiscal 2011 and to our pension and supplemental retirement plans in fiscal 2012 including the acquired Smurfit-Stone plans; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; an annualized dividend rate of $0.80 per share in fiscal 2011 on our common stock; our anticipation that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities to finance acquisitions; our expectations about conversions of corrugated medium and linerboard in our corrugated box converting operations and merchandising displays division into corrugated sheet stock and displays; our expectations about spending for energy sources in a fiscal year including amounts related to the Smurfit-Stone Acquisition; our expectations about how much of our total energy purchases will be natural gas and fuel oil; the effect of a hypothetical 10% increase on the prices of various commodities; that we expect our cash tax payments to be less than income tax expense in each of fiscal 2011, 2012 and 2013 due to the creation of certain deferred tax liabilities and the utilization of a portion of the net operating losses from the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition; our estimates of approximate future reductions of U.S. federal cash taxes; and that it is possible that our expected cash tax payment may change due to changes in income, capital spending or other factors.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone; the level of demand for our products; our ability to successfully identity and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A "Risk Factors" and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our 2010 Annual Report on Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, including but not limited to, interest rates and commodity prices. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we periodically enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any risks in the future or that our efforts will be successful.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at June 30, 2011, if market interest rates increase an average of 100 basis points, after considering the effects of our interest rate swaps in effect, our interest expense would increase by $27 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Commodities

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and a portion of our containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest fiber costs and approximately 80% of our fiber purchases in a fiscal year including amounts related to the Smurfit-Stone Acquisition. The remaining 20% of our fiber purchases consists of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing.

A hypothetical 10% increase in total fiber prices for a fiscal year including amounts related to the Smurfit-Stone Acquisition, would increase our costs by approximately $62 million based on anticipated annual consumption and current pricing. In times of higher fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard and our bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices for a fiscal year including amounts related to the Smurfit-Stone Acquisition, would increase our costs by approximately $64 million based on anticipated annual consumption and current pricing. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

We convert corrugated medium and linerboard in our corrugated box converting operations and merchandising displays division into corrugated sheet stock and displays. Although the majority of the containerboard consumed is produced at our mill locations, we do purchase containerboard externally. A hypothetical 10% increase in containerboard costs for containerboard purchased externally would result in increased costs of approximately $42 million in a fiscal year. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Energy

Energy is one of the most significant manufacturing costs of our mill operations. In our recycled paperboard mills, we use primarily natural gas, electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil, and natural gas to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paperboard machines. We use primarily electricity for our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase coal, fuel oil and natural gas. Two of our recycle mills purchase process steam under long-term contracts with adjacent coal fired power plants with steam pricing based to some extent on coal prices.

We expect to spend approximately $675 million on all energy sources in a fiscal year including amounts related to the Smurfit-Stone Acquisition. We expect natural gas and fuel oil to account for approximately one-third (approximately 33 million MMBtu) of our total energy purchases in a fiscal year. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $68 million.

For a discussion of certain other market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2010 Form 10-K.

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
Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2011, we acquired Smurfit-Stone Container Corporation. We are in the process of integrating the acquired business into our overall internal control over financial reporting process.
PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated under Case No. 6164, plaintiffs Marks and Spencer were appointed lead plaintiffs, and the complaint in Spencer was designated as the operative complaint. In the Spencer complaint, plaintiffs name as defendants Rock Tenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, a wholly owned subsidiary of Rock Tenn that is the successor to Smurfit-Stone). The plaintiffs allege, among other things, that the consideration paid by Rock Tenn to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding the acquisition by Rock Tenn of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by Rock Tenn and Sam Acquisition, LLC. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January

23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. During argument in connection with the preliminary injunction sought by the plaintiffs, the plaintiffs acknowledged that their claims concerning the adequacy of the disclosures in the February 24, 2011 preliminary joint proxy statement/prospectus were moot in light of subsequent disclosures made by Smurfit-Stone and Rock Tenn. On May 20, 2011, the court denied the plaintiffs' request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone's proxy statement relating to appraisal rights.

On February 17, 2011, a putative class action complaint asserting similar claims was filed against Rock Tenn, Smurfit-Stone, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp., et al., C.A. No. 1:11-cv-01136. On April 22, 2011, the plaintiff filed an amended complaint alleging, among other things, that the consideration paid by Rock Tenn to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that Smurfit-Stone and the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by Rock Tenn and Sam Acquisition, LLC. The plaintiff in Dabrowski also alleges that the March 31, 2011 amended joint proxy statement/prospectus contains misleading or inadequate disclosures constituting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in Dabrowski seeks monetary and equitable relief. On August 4, 2011, the plaintiff voluntarily dismissed this matter without prejudice.

Four complaints on behalf of the same putative class of Smurfit-Stone stockholders are currently pending in the Circuit Court for Cook County, Illinois challenging Rock Tenn's acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together, and on March 4, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint names as defendants Rock Tenn, Smurfit-Stone and the former members of the Smurfit-Stone board of directors. The amended complaint alleges, among other things, that the consideration paid by Rock Tenn to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by Rock Tenn and Smurfit-Stone. The amended complaint seeks equitable relief. On April 21, 2011, the court stayed this consolidated matter pending resolution of the Delaware plaintiffs' motion for preliminary injunction (discussed above) or until further order of the court. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

We are continuing to vigorously defend against all claims made against Rock Tenn, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition. We cannot currently estimate the losses, if any, that will result from these claims. No assurance can be given that the final resolution of these claims will not be material to Rock Tenn.

The Company is a defendant in a number of other lawsuits and claims arising out of the conduct of its business.  While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes the resolution of these other matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for fiscal year 2010, other than the addition of the following risk factors.

Risk Factors Relating to the Smurfit-Stone Acquisition

•	We may be unable to realize the expected benefits of acquiring Smurfit-Stone, and the Smurfit-Stone Acquisition may adversely affect RockTenn's business, financial condition or results of operations

The success of the Smurfit-Stone Acquisition will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our existing business with that of Smurfit-Stone. It will also depend, in part, on our ability to integrate the acquired Smurfit-Stone operations into our existing operations and integrate Smurfit-Stone's employees into RockTenn. There can be no assurance that we will realize these anticipated synergies, business opportunities and growth prospects or that we will successfully be able to integrate the acquired Smurfit-Stone operations and employees. We may be unable to retain key Smurfit-Stone and RockTenn employees. While we believe that the integration of Smurfit-Stone's personnel, policies, processes, procedures, controls and systems into RockTenn's will be conducted in a well-planned and executed manner, there can be no assurance that the resulting internal control over financial reporting will continue to be effective. The integration of Smurfit-Stone's business may result in unforeseen expenses that could, particularly in the near term, exceed the savings that we expect to achieve. In addition, the terms of the acquisition debt financing we used to finance the Smurfit-Stone Acquisition, and our increased indebtedness and higher debt-to-equity ratio following the Smurfit-Stone Acquisition, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase borrowing costs. Our ability to use the acquired Smurfit-Stone net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited. There can be no assurance that the Smurfit-Stone Acquisition will not have an adverse effect upon our operating results. The Smurfit-Stone operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with the Smurfit-Stone Acquisition, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. As a result of the Smurfit-Stone Acquisition, based on the preliminary purchase price allocation, we recorded goodwill of approximately $1.1 billion. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, or if we were unable to successfully integrate the Smurfit-Stone operations, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

•
Pending litigation against RockTenn, Smurfit-Stone and the former directors of Smurfit-Stone could result in the payment of damages and may adversely affect RockTenn's business, financial condition or results of operations.

There is a class action lawsuit filed by former stockholders of Smurfit-Stone pending in the Delaware Court of Chancery, challenging the recently completed acquisition by RockTenn of Smurfit-Stone. We cannot currently estimate the losses, if any, that will result from claims made against RockTenn, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition. No assurance can be given that the final resolution of these claims will not be material to Rock Tenn. For additional information on litigation challenging the Smurfit-Stone Acquisition, see “Item 1. Legal Proceedings”.

Item 6.	EXHIBITS
See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	August 9, 2011	By:	/s/ Steven C. Voorhees
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

Exhibit 2.2
Agreement and Plan of Merger, dated as of January 23, 2011, by and among, Rock-Tenn Company, Sam Acquisition, LLC and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 2.1 of RockTenn's Current Report on Form 8-K, filed on January 24, 2011).

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

Exhibit 4.1
Credit Agreement, dated May 27, 2011, by and among RockTenn Company, as borrower, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada, as Canadian borrower, certain subsidiaries of RockTenn from time to time party thereto, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders, and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 27, 2001).

Exhibit 4.2
Fourth Amended and Restated Credit and Security Agreement, dated as of May 27, 2011, among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Lenders and Co-Agents from time to time party hereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Administrative Agent and as Funding Agent(incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 27, 2001).

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