Form 10-K
period 2011-09-30
Rock-Tenn CO
filed 2011-11-23
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-12613
____________________________________________________________
ROCK-TENN COMPANY
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________ ____________

Georgia	62-0342590
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

504 Thrasher Street, Norcross, Georgia	30071
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 448-2193
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2011, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $69.35 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $2,589 million.
As of November 9, 2011, the registrant had 70,514,444 shares of Class A Common Stock outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS
Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging and recycling solutions and are primarily a manufacturer of containerboard, recycled paperboard, bleached paperboard, packaging products and merchandising displays. We operate locations in the United States, Canada, Mexico, Chile, Argentina, Puerto Rico and China.

On May 27, 2011, we completed the acquisition of Smurfit-Stone Container Corporation (the “Smurfit-Stone Acquisition” or “Smurfit-Stone”) through the merger of Smurfit-Stone into a wholly-owned limited liability company subsidiary of RockTenn. We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. We discuss this acquisition in more detail in “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements included herein.

In the third quarter of fiscal 2011, following the Smurfit-Stone Acquisition, we announced a realignment of operating responsibilities. We report our results of operations in three segments: (1) Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; (2) Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and (3) Recycling and Waste Solutions, which consists of our recycled fiber brokerage and collection operations. Our results have been reclassified for all periods presented to reflect this realignment. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.”

Products

Corrugated Packaging Segment

We are one of the largest producers of linerboard and corrugated medium (“containerboard”) measured by tons produced and one of the largest producer of high graphics preprinted linerboard in North America. We operate an integrated system that manufactures containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to industrial and consumer products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging, displays. Our container plants serve local customers and large national accounts. Our corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products and in the case of graphically enhanced corrugated packaging for retail sale, particularly in club store locations and to a lesser extent retail sale. We provide customers with innovative packaging solutions to advertise and sell their products. We also provide structural design and engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. Sales of corrugated packaging products to external customers accounted for 49.7%, 25.4%, and 25.4% of our net sales in fiscal 2011, 2010, and 2009, respectively.

Consumer Packaging Segment

We operate an integrated system of coated recycled mills and a bleached paperboard mill that produce paperboard for our folding carton operations and third parties. We believe we are one of the largest manufacturers of folding cartons in North America measured by net sales. Our folding cartons are used to package food, paper, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the paperboard to customer specifications. We ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, and coating and finishing technologies. We support our customers with new package development, innovation and design services and package testing services.

We believe we operate one of the lowest cost coated recycled paperboard mill systems in North America and are one of the largest North American manufacturers of 100% coated recycled paperboard measured by tons produced. We manufacture bleached paperboard and market pulp. We believe our Demopolis, Alabama bleached paperboard and market pulp mill is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We internally consume or sell our coated recycled and bleached paperboard to manufacturers of folding cartons, and other paperboard products.

We manufacture temporary and permanent point-of-purchase displays. We believe that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in many cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.

We operate an integrated system of specialty recycled paperboard mills which includes our Seven Hills Paperboard LLC (“Seven Hills”) joint venture. Our specialty recycled paperboard mills, excluding Seven Hills, primarily produce paperboard for our solid fiber interior packaging converting operations and third parties, and our Seven Hills joint venture manufactures gypsum paperboard liner for sale to our joint venture partner. We sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, and other paperboard products. Through our Seven Hills joint venture we manufacture gypsum paperboard liner for sale to our joint venture partner. We also convert specialty paperboard into book covers and other products. Our 65% owned subsidiary, RTS, designs and manufactures solid fiber and corrugated partitions and die-cut paperboard components. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. We manufacture and sell our solid fiber and corrugated partitions principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals and to the automotive industry. We manufacture solid fiber interior packaging primarily from recycled paperboard. Our solid fiber interior packaging is made from varying thicknesses of single ply and laminated paperboard to meet different structural requirements, including those required for high speed-casing, de-casing and filling lines. We employ primarily proprietary manufacturing equipment developed by our engineering services group. This equipment delivers high-speed production and rapid turnaround on large orders and specialized capabilities for short-run, custom applications.

Sales of consumer packaging products to external customers accounted for 43.3%, 70.6%, and 72.1% of our net sales in fiscal 2011, 2010, and 2009, respectively.

Recycling and Waste Solutions

We believe we are the largest paper recycler in North America. Our recycled fiber brokerage and collection operations provide a strategic advantage to our recycled mills. Our recycling operations procure recovered paper for our paper mills as well as for third parties from factories, warehouses, commercial printers, office complexes, retail stores, document storage facilities, paper converters and from other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade and bale recovered paper and after sorting and baling, we transfer recovered paper to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard, tissue, newsprint, roofing products and insulation. We also collect aluminum and plastics for resale to manufacturers of these products. Our waste reduction services extract additional recyclables from the waste stream by working with customers to reduce their waste expenses and increase efficiencies. In addition, we operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts as well as our recycled paperboard mills and sells scrap materials for our converting businesses and paperboard mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard mills, ensuring availability of supply with reduced shipping costs. Sales to external customers accounted for

7.0%, 4.0%, and 2.5% of our net sales in fiscal 2011, 2010, and 2009, respectively.

Raw Materials

The primary raw materials that our paperboard operations use are recycled fiber at our recycled paperboard and recycled containerboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and bleached paperboard mills. Some of our virgin containerboard is manufactured with some recycled content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain or during housing slowdowns.

Recycled and virgin paperboard and containerboard are the primary raw materials that our converting operations use. One of the two primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. While we believe that we would be able to obtain adequate replacement supplies in the market should either of our current vendors discontinue supplying us coated unbleached kraft, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our converting operations' needs for recycled paperboard and containerboard from our own mills and through the use of trade swaps with other manufacturers, which allows us to optimize our mill system and reduce freight costs. Our converting operations also consume approximately half of our bleached paperboard production, although we have the capacity to consume substantially all of our bleached paperboard by displacing outside purchases. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations, we believe that we would be able to obtain adequate replacement supplies in the market should we be unable to meet our requirements for recycled or bleached paperboard and containerboard through internal production or trade swaps with other manufacturers.

Energy

Energy is one of the most significant manufacturing costs of our mill operations. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil and natural gas to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paperboard machines. We use primarily electricity to operate our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into agreements to purchase coal, fuel oil and natural gas. At two of our mills, we also purchase process steam under long-term contracts with adjacent coal fired power plants with steam pricing based to some extent on coal prices. The costs of natural gas, oil, coal and electricity at times have fluctuated significantly.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 17% of consolidated net sales in fiscal 2011, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers. In fiscal 2011, products sold to our top 10 customers by segment represented 19%, 27% and 42% of our external sales in our Corrugated Packaging segment, Consumer Packaging segment and Recycling and Waste Solutions segment, respectively.

During fiscal 2011, we sold approximately half of our coated recycled paperboard mills’ production and bleached paperboard production to internal customers, primarily to manufacture folding cartons, and approximately two-thirds of our containerboard production, including trade swaps and buy/sell transactions, we sold to internal customers to manufacture corrugated products. Excluding our gypsum paperboard liner production, which our Seven Hills joint venture sells to our partner as discussed below, we sold approximately one-third of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

We market our products primarily through our own sales force. We also market a number of our products through either independent sales representatives or independent distributors, or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 19. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

The packaging products, paperboard and containerboard industries are highly competitive, and no single company dominates any of those industries. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and containerboard and, to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated packaging products companies that manufacture paperboard or containerboard and numerous smaller non-integrated companies. In the folding carton and corrugated packaging markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper.

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

Our ability to pass through cost increases can be limited based on competitive market conditions for our products and by the actions of our competitors. In addition, we sell a significant portion of our paperboard and paperboard-based converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or decrease or delay the realization of announced price increases or decreases for our paperboard and paperboard-based converted products.

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

Our paperboard packaging products compete with plastic and corrugated packaging and packaging made from other materials. Customer shifts away from paperboard and containerboard packaging to packaging from other materials could adversely affect our results of operations.

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
Environmental Regulation

Environmental compliance requirements are a significant factor affecting our business. We are subject to various federal, state, local and foreign environmental laws and regulations. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the United States Environmental Protection Agency (“EPA” or “Agency”). In addition, some jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state agencies. RockTenn employs processes in the manufacture of pulp, paperboard and other products which result in discharges, emissions and wastes that are subject to numerous federal, state, local and foreign environmental laws and regulations. We also operate, and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities.

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards, monitoring, record keeping and reporting requirements for industrial, commercial and institutional boilers.  The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules on March 21, 2011, commonly referred to as the “Boiler MACT”. These rules include air emission standards for boilers at large and small facilities, as well as criteria for determining whether secondary materials are wastes when burned in combustion units. Under another rule that was part of the March 21, 2011 interrelated rules published by the EPA, units burning “solid waste” as fuel are subject to stringent standards for waste incinerators. The EPA also published notice on March 21, 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. The Agency has stayed a portion of the final Boiler MACT during its reconsideration process. As part of a filing with the D. C. Circuit Court in June 2011, the EPA stated its intention to issue a final Boiler MACT by the end of April 2012. RockTenn's preliminary estimate of the cost of compliance with the current Boiler MACT rules is approximately $200 million; however, the EPA is likely to make changes to these rules that could materially impact the ultimate costs to us, as well as other operators in our industry. As a result, neither the amount that RockTenn will be required to spend for compliance with the final Boiler MACT nor the timing of those expenditures can be quantified with certainty until the EPA issues its revised, final rules.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases (“GHGs”).  These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources to be phased in over the next several years.  The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, on November 18, 2009, Quebec, which is participating in the Western Climate Initiative, adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In July 2011, Quebec issued a draft regulation establishing a cap-and-trade program that will require reductions in GHG emissions from covered emitters beginning on January 1, 2013. We believe that RockTenn has one facility subject to the proposed Quebec cap-and-trade program; however, until the rules are finalized the impact of the regulation on our operations cannot be quantified. Enactment of GHG legislation or regulations, such as the Quebec cap-and-trade program, may require capital expenditures to modify our assets to meet GHG emission reduction requirements. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs.  We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess whether such developments would have a material adverse effect on our operations or financial condition.

In addition to Boiler MACT and greenhouse gas standards, the EPA has recently finalized a number of other environmental rules, including National Ambient Air Quality Standards for nitrogen oxide (NOx) and sulfur dioxide (SO2), which may impact the pulp and paper industry. The EPA also is revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance, capital expenditure requirements and operating costs could increase materially.

We estimate that we will spend approximately $14 million for capital expenditures during fiscal 2012 in connection with matters relating to environmental compliance.

For additional information concerning these and other environmental matters, see “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. Our brand name and logo, and certain of our products and services, are also protected by domestic and foreign trademark rights. Some of our more important marks are: AngelCote®, AngelBrite®, CartonMate®, Millennium®, MillMask®, BlueCuda®, EcoMAX®, MAXPDQ®, ShopperGauge®, AdvantaEdge®, Clik Top®, Formations®, Bio-Pak®, Bio-Plus®, Fold-Pak®, Smartserv®, CaseMate®, CitruSaver®, WineGuard® Pop-N-Shop®, RockSolid®, Packomatic®, Meta®, Meta Systems®, Meta Tray-8®, Meta Wrap-8®, Autobin®, Panafluff®, Panasoft®, and VPS.5®. Our patents and other intellectual property rights, particularly those relating to our corrugated container, folding carton, interior packaging and display operations, are important to our operations as a whole.

Employees

At September 30, 2011, we had approximately 26,600 employees. Of these employees, approximately 19,300 were hourly and approximately 7,300 were salaried. Approximately 13,000 of our hourly employees are covered by collective bargaining agreements, which most frequently have three or four year terms. Approximately 600 of our employees are working under an expired contract and approximately 3,200 of our employees are covered under collective bargaining agreements that expire within one year. We have experienced the following work stoppages over the last 10 years:  a three-week work stoppage at our Aurora, Illinois, specialty recycled paperboard facility during fiscal 2004; a strike by the Machinists' Union at the North Sioux City, IA box plant from March 15, 2007 to May 27, 2007; a strike by the Graphic Communications Conference (Teamsters) Union from December 1, 2008 to February 20, 2009 at the St. Joseph, MO box plant; and a strike on October 20, 2010, followed by a Company initiated lock-out from October 27, 2010 to November 18, 2010 at the La Tuque, Canada paper mill.  While we have experienced isolated work stoppages in the past, we have been able to resolve them and we believe that working relationships with our employees are generally good.

A labor agreement covering approximately 400 employees at our West Point, Virginia paper mill expired in 2009. Negotiations to reach a new agreement with the local union bargaining committee at the West Point mill were unsuccessful, and we declared an impasse and implemented a contract offer on March 16, 2011. The impasse and implementation were contested by the union and unfair labor practice charges were filed that have been dismissed in whole by the National Labor Relations Board. While the offer implementation could have resulted in a work stoppage, it did not, and working relationships with the union members have been cooperative and uneventful. We do not expect this situation to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Notwithstanding the items noted above, we believe our employee relations are generally good. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

Available Information

Our Internet address is www.rocktenn.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, our nominating and corporate governance committee, and our finance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and senior financial officers. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: the expiration of our Receivables Facility; the expected modification of our Credit Facility; our estimate for our capital expenditures in fiscal 2012; that capital expenditures will increase in fiscal 2012 due to the full year inclusion of Smurfit-Stone, increased capital expenditures for deferred maintenance on formerly Smurfit-Stone assets, as well as specific identified investment opportunities; our estimate that the fair value of our aggregate liability for outstanding indemnities, including those with respect to which there are no limitations, will be immaterial; the amounts of our anticipated contributions to our qualified defined pension plan and supplemental retirement plans, our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; our anticipation that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility (as hereinafter defined) and Receivables Facility (as hereinafter defined), proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectations about conversions of corrugated medium and linerboard in our corrugated box converting operations and merchandising displays division into corrugated sheet stock and displays; our expectations about spending for energy sources in a fiscal year including amounts related to the Smurfit-Stone Acquisition; our expectations about how much of our total energy purchases will be natural gas and fuel oil; the effect of a hypothetical 10% increase on the prices of various commodities; that we expect our cash tax payments to be less than income tax expense in each of fiscal 2012, 2013 and 2014 due to the utilization of net operating losses from the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2009 and 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition; our estimates of approximate future reductions of U.S. federal cash taxes; and that it is possible that our expected cash tax payment may change due to changes in income; capital spending, changes in tax positions including those taken by Smurfit-Stone that are subject to audit or other factors; our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities, our ability to achieve operating efficiencies; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our expectation that the labor impasse at our West Point, Virgina paper mill; our plans and objectives for future operations and expansion; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; the impact of any gain or loss of a customer’s business; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope, and timing and outcome of any litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs, including those associated with the Smurfit-Stone Acquisition; the sale or other utilization of real property from closed facilities; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A "Risk Factors". The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our results of operations, financial condition, cash flows and/or the trading price of our common stock. You should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial could also adversely impact our business in the future.

• We May Face Increased Costs and Reduced Supply of Raw Materials

Historically, the costs of recovered paper and virgin paperboard, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands may result in cost increases. While the cost of virgin fiber has historically been less volatile than recycled fiber, it also fluctuates, particularly during prolonged periods of heavy rain or during housing slowdowns. At times, the cost of natural gas, which we use in many of our manufacturing operations, including most of our paperboard mills, and other energy costs (including energy generated by burning natural gas, fuel oil and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper, virgin fiber or other raw materials or of natural gas, fuel oil, coal or other energy through price increases for our products. Further, a reduction in availability of recovered paper, virgin paperboard, virgin fiber or other raw materials or energy sources due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

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

• We Face Intense Competition

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated packaging products, paperboard and containerboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America. Competition from foreign manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may inhibit our ability to pass on cost increases to our customers. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. See Item 1. “Business — Competition” and “Business — Sales and Marketing.”

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

• We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, and conditions in the financial services markets including counterparty risk, insurance carrier risk and rising interest rates, inflation, deflation or fluctuations in the value of local currency versus the U.S. dollar. The current macro-economic challenges, including current conditions in financial and capital markets and relatively high levels of unemployment, may continue to put pressure on the economy. As a result, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards, climate change initiatives, initiatives such as regulations on emissions from certain industrial boilers and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various third-party disposal sites pursuant to U.S. federal or state statutes. See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements. There can be no assurance that any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments associated with regulatory compliance, will not be material to our results of operations, financial condition or cash flows.

• We May Incur Additional Restructuring Costs

We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring initiatives including those associated with our recent Smurfit-Stone Acquisition. Because we are not able to predict with certainty market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

• We May Incur Increased Transportation Costs

We distribute our products primarily by truck and rail. Reduced availability of truck or rail carriers could negatively impact our ability to ship our products in a timely manner. There can be no assurance that we will be able to recoup any past or future increases in transportation rates or fuel surcharges through price increases for our products.

• Work Stoppage and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our employees in North America are governed by collective bargaining agreements. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate without unfavorable terms. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected.

• We May Incur Increased Employee Benefit Costs and Our Under Funded Pension Plans Will Require Additional Cash Contributions

Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Employee healthcare costs in recent years have continued to rise. The Patient Protection and Affordable Care Act has resulted in additional healthcare cost increases beginning in 2011, however, these costs have not been material. We will continue to closely monitor healthcare legislation and its impact on our plans and costs. Our pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate or expected compensation levels could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. During 2006, Congress passed the Pension Protection Act of 2006 (the “Pension Act”) with the stated purpose of improving the funding of U.S. private pension plans. The Pension Act imposes stricter funding requirements, introduces benefit limitations for certain under funded plans and requires under funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under funding. The Pension Act applies to pension plan years beginning after December 31, 2007. We have made contributions to our pension plans and expect to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. There can be no assurance that such changes, including the current turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

At September 30, 2011, our qualified defined benefit pension plans were under funded by approximately $1.4 billion. We will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years in order to meet future funding requirements and satisfy current service obligations under the plans. These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. There can be no assurance that such changes, including the current turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

•	We May be Unable to Realize the Expected Benefits of Acquiring Smurfit-Stone, and the Smurfit-Stone Acquisition May Adversely Affect RockTenn's Business, Financial Condition or Results of Operations

The success of the Smurfit-Stone Acquisition will depend, in part, on our ability to realize the anticipated synergies and business opportunities and to maintain or improve the sales and operations from combining our existing business with that of Smurfit-Stone. It will also depend, in part, on our ability to integrate the acquired Smurfit-Stone operations into our existing operations and integrate Smurfit-Stone's employees with RockTenn's. There can be no assurance that we will realize these anticipated synergies and business opportunities or that we will successfully be able to integrate the acquired Smurfit-Stone operations. We may be unable to retain key Smurfit-Stone and RockTenn employees. While we believe that the integration of Smurfit-Stone's personnel, policies, processes, procedures, controls and systems into RockTenn's will be conducted in a well-planned and executed manner, there can be no assurance that the resulting internal control over financial reporting will continue to be effective. The integration of Smurfit-Stone's business may result in unforeseen expenses that could, particularly in the near term, exceed the savings that we expect to achieve. In addition, the terms of the acquisition debt financing we used to finance the Smurfit-Stone Acquisition, and our increased indebtedness following the Smurfit-Stone Acquisition, as well as the unfunded pension liabilities of the acquired operations, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase borrowing costs. Our ability to use the acquired Smurfit-Stone net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, and the amount of the net operating losses and other tax positions taken by Smurfit-Stone are subject to audit. If tax positions taken by Smurfit-Stone were substantially modified, our results of operations, financial condition or cash flows could be materially and adversely affected. There can be no assurance that the Smurfit-Stone Acquisition will not have an adverse effect upon our operating results. The Smurfit-Stone operations may not sustain the levels of revenues, profitability or productivity comparable with those prior to the acquisition or otherwise perform as expected. In addition, it is possible that, in connection with the Smurfit-Stone Acquisition, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. As a result of the Smurfit-Stone Acquisition, based on the preliminary purchase price allocation, we recorded goodwill of approximately $1.1 billion. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, or if we were unable to successfully integrate the Smurfit-Stone operations, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

•
Pending Litigation Against RockTenn, Smurfit-Stone and the Former Directors of Smurfit-Stone Could Result in a Monetary Award Against RockTenn and May Adversely Affect RockTenn's Business, Financial Condition or Results of Operations.

There is a class action lawsuit filed by former stockholders of Smurfit-Stone pending in the Delaware Court of Chancery, challenging the recently completed acquisition by RockTenn of Smurfit-Stone. On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. The proposed settlement is subject to a number of conditions, including final court approval following completion of a settlement hearing. We cannot currently estimate the losses, if any, that will result from claims made against RockTenn, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition. No assurance can be given that the final resolution of these claims will not be material to RockTenn. For additional information on litigation challenging the Smurfit-Stone Acquisition, see “Item 3. Legal Proceedings”.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable – there are no unresolved SEC staff comments.

Item 2.	PROPERTIES

We operate locations in the United States (38 states), Canada, Mexico, Chile, Argentina, Puerto Rico and China. We own our principal executive offices in Norcross, Georgia. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our operating facilities as of September 30, 2011 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	94	28	122
Consumer Packaging	45	29	74
Recycling and Waste Solutions	24	17	41
Corporate	1	3	4
Total	164	77	241

We own all of our mills. The following table shows production capacity of paperboard and containerboard by mill at September 30, 2011 in thousands of tons.

Location of Mill	Linerboard	Medium	Coated Recycled Paperboard	Bleached Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA	708	183					891
Stevenson, AL		885					885
Hodge, LA	694	145					839
Solvay, NY	540	260					800
Florence, SC	683						683
Panama City, FL	336					275	611
Seminole, FL	388	200					588
La Tuque, QC	345			131			476
Hopewell, VA	443						443
Demopolis, AL				345		100	445
Coshocton, OH		305					305
St. Paul, MN		200					200
Matane, QC		176					176
Uncasville, CT		165					165
St. Paul, MN			165				165
Battle Creek, MI			160				160
Chattanooga, TN					132		132
Dallas, TX			115				115
Sheldon Springs, VT (Missisquoi Mill)			110				110
Lynchburg, VA					103		103
Stroudsburg, PA			80				80
Eaton, IN					60		60
Cincinnati, OH					53		53
Aurora, IL					32		32
Total Mill Capacity	5,067	2,519	630	476	380	375	9,447

In the table above our linerboard includes white top linerboard, the production capacity at Lynchburg, VA is from a paperboard machine that manufactures gypsum paperboard liner and is owned by our Seven Hills joint venture. Our fiber sourcing for our mills is approximately 55% virgin and 45% recycled.

The following is a list of our significant facilities other than our mills:

Type of Facility	Locations
Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3.	LEGAL PROCEEDINGS

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated under Case No. 6164, plaintiffs Marks and Spencer were appointed lead plaintiffs, and the complaint in Spencer was designated as the operative complaint. In the Spencer complaint, plaintiffs name as defendants RockTenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, our wholly-owned subsidiary that is the successor to Smurfit-Stone). The plaintiffs alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding our acquisition of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. During argument in connection with the preliminary injunction sought by the plaintiffs, the plaintiffs acknowledged that their claims concerning the adequacy of the disclosures in the February 24, 2011 preliminary joint proxy statement/prospectus were moot in light of subsequent disclosures made by Smurfit-Stone and us. On May 20, 2011, the court denied the plaintiffs' request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone's proxy statement relating to appraisal rights.

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class will release all claims against us and the former directors of Smurfit-Stone that arise out of the class members' ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we will grant the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court will assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding will be subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement is subject to a number of conditions, including final court approval following completion of a settlement hearing scheduled for December 8, 2011.

In addition, we have also settled an appraisal demand regarding substantially all the Smurfit-Stone shares for which appraisal rights were asserted. The shareholder that made this appraisal demand has received an amount of cash per Smurfit-Stone share for which its appraisal rights were asserted equal to the per-share value of the merger consideration on the date of the merger and will not participate in the future quasi-appraisal proceeding or object to the class settlement.

On February 17, 2011, a putative class action complaint asserting similar claims was filed against RockTenn, Smurfit-Stone, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp., et al., C.A. No. 1:11-cv-01136. On April 22, 2011, the plaintiff filed an amended complaint alleging, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that Smurfit-Stone and the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. The plaintiff in Dabrowski also alleged that the March 31, 2011 amended joint proxy statement/prospectus contains misleading or inadequate disclosures constituting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in Dabrowski sought monetary and equitable relief. On August 4, 2011, the plaintiff voluntarily dismissed this matter without prejudice.

Four complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Circuit Court for Cook County, Illinois challenging RockTenn's acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together, and on March 4, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint names as defendants RockTenn, Smurfit-Stone and the former members of the Smurfit-Stone board of directors. The amended complaint alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by RockTenn and Smurfit-Stone. The amended complaint sought equitable relief. On April 21, 2011, the court stayed this consolidated matter pending resolution of the Delaware plaintiffs' motion for preliminary injunction (discussed above) or until further order of the court. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

We are continuing to vigorously defend against all claims made against us, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition, and we intend to vigorously defend any quasi-appraisal claims that may be commenced. We cannot currently estimate the losses, if any, that will result from these claims. No assurance can be given that the final resolution of these claims will not be material to us.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of its business.  While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Item 4.	(REMOVED AND RESERVED)

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of October 31, 2011, there were approximately 3,378 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$59.02	$49.23	$53.20	$42.18
Second Quarter	$74.26	$54.56	$52.59	$37.25
Third Quarter	$78.64	$61.55	$55.90	$45.33
Fourth Quarter	$67.98	$45.54	$55.22	$46.61

Dividends

During fiscal 2011, we paid a quarterly dividend on our Common Stock of $0.20 per share ($0.80 per share annually). During fiscal 2010, we paid a quarterly dividend on our Common Stock of $0.15 per share ($0.60 per share annually).

For additional dividend information, please see Item 6. “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, which will be filed with the SEC on or before December 31, 2011, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 15. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan as amended allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2010, we repurchased 74,901 shares for an aggregate cost of $3.6 million. In fiscal 2011 and 2009, we did not repurchase any shares of Common Stock. As of September 30, 2011, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2011, 2010, and 2009, and the consolidated balance sheet data as of September 30, 2011 and 2010 from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2008 and 2007, and the consolidated balance sheet data as of September 30, 2009, 2008, and 2007, from audited Consolidated Financial Statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to Rock-Tenn Company shareholders which was restated due to the adoption of certain provisions as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 260 (as hereinafter defined) in fiscal 2010.

On May 27, 2011, we completed the Smurfit-Stone Acquisition. The Smurfit-Stone Acquisition was the primary reason for the changes in the selected financial data in fiscal 2011. On March 5, 2008, we acquired the stock of Southern Container Corp. (the “Southern Container Acquisition” or “Southern Container”). The Southern Container Acquisition was the primary reason for the changes in the selected financial data beginning in fiscal 2008. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Net sales	$5,399.6	$3,001.4	$2,812.3	$2,838.9	$2,315.8
Alternative fuel mixture credit, net of expenses (a)	$—	$28.8	$54.1	$—	$—
Restructuring and other costs, net	$93.3	$7.4	$13.4	$15.6	$4.7
Cellulosic biofuel producer credit, net (b)	$—	$27.6	$—	$—	$—
Net income attributable to Rock-Tenn Company shareholders (c)	$141.1	$225.6	$222.3	$81.8	$81.7
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$2.77	$5.70	$5.71	$2.12	$2.05
Diluted weighted average shares outstanding	50.5	39.1	38.5	37.9	39.0
Dividends paid per common share	$0.80	$0.60	$0.40	$0.40	$0.39
Book value per common share	$47.85	$25.99	$20.07	$16.75	$15.51
Total assets	$10,566.0	$2,914.9	$2,884.4	$3,013.1	$1,800.7
Current portion of debt	$143.3	$231.6	$56.3	$245.1	$46.0
Total long-term debt	$3,302.5	$897.3	$1,293.1	$1,453.8	$676.3
Total debt	$3,445.8	$1,128.9	$1,349.4	$1,698.9	$722.3
Total Rock-Tenn Company shareholders’ equity	$3,371.6	$1,011.3	$776.8	$640.5	$589.0
Net cash provided by operating activities	$461.7	$377.3	$389.7	$240.9	$238.3
Capital expenditures	$199.4	$106.2	$75.9	$84.2	$78.0
Cash paid for purchase of businesses, net of cash acquired (d)	$1,300.1	$23.9	$(4.0)	$817.9	$32.1
 _______________

(a)
The alternative fuel mixture credit, net of expenses represents a reduction of cost of goods sold in our Consumer Packaging segment. This credit, which is not taxable for federal or state income tax purposes because we claimed the credit on our fiscal 2009 federal income tax return rather than as an excise tax refund, is discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements.

(b)
The cellulosic biofuel producer credit, net represents a reduction of income tax expense. This credit is discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements.

(c)
Net income attributable to Rock-Tenn Company shareholders in fiscal 2011 was reduced by $59.4 million pre-tax for acquisition inventory step-up expense and $39.5 million pre-tax for a loss on extinguishment of debt in connection with the $4.3 billion Smurfit-Stone Acquisition debt financing.

(d)	Cash paid for the purchase of businesses includes amounts (received from) and paid into escrow, net of cash acquired.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On May 27, 2011, we acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The merger consideration was structured with 50% cash, 50% equity and the assumption of debt, although the final equity value increased at the time the deal closed due to appreciation in our stock price. The purchase price for the acquisition was

$4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued at September 30, 2011 for the resolution of Smurfit-Stone bankruptcy claims, and we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone stock options. The reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order. The shares issued were valued at $76.735 per share which represents the average of the high and low stock price on the acquisition date. We financed the acquisition with approximately $4.3 billion of debt financing, consisting of a $1.475 billion 5-year revolving credit facility; a $1.475 billion 5-year term loan A facility; a $750 million 7-year term loan B facility and a $625 million 3-year accounts receivable securitization facility. The borrowings under the new debt facilities were used in part to finance the merger, to repay outstanding indebtedness of Smurfit-Stone, to refinance our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition of Smurfit-Stone and to provide liquidity for general corporate purposes of approximately $1 billion. For additional information see "Note 6. Acquisitions" and "Note 9. Debt" of the Notes to Consolidated Financial Statements.

Net sales of $5,399.6 million for fiscal 2011 increased $2,398.2 million, or 79.9% over fiscal 2010, primarily as a result of the May 27, 2011, Smurfit-Stone Acquisition and other volume and selling price increases in our business. Total segment income of $531.7 million in fiscal 2011 adjusted to eliminate $59.4 million of pre-tax acquisition inventory step-up expense increased to $591.1 million, or an increase of 42.7%, compared to adjusted segment income of $414.2 million in fiscal 2010 after adjusting total segment income of $443.0 million to exclude $28.8 million pre-tax of alternative fuel mixture credit. The increase in fiscal 2011 was primarily due to the Smurfit-Stone Acquisition. Segment income in fiscal 2011 was also impacted by higher fiber, chemical, freight and energy costs that were partially offset by lower virgin fiber costs.

Net income attributable to Rock-Tenn Company shareholders in fiscal 2011 was $141.1 million compared to $225.6 million in fiscal 2010 and earnings per diluted share was $2.77 and $5.70 in fiscal 2011 and fiscal 2010, respectively. Adjusted net income attributable to Rock-Tenn Company shareholders in fiscal 2011 increased $103.1 million over fiscal 2010 to $279.0 million and adjusted earnings per diluted share was $5.50 and $4.43, respectively. See our reconciliations of adjusted earnings per share and adjusted net income.

Adjusted earnings per diluted share are as follows:

	Years Ended September 30,
	2011	2010	2009

Earnings per diluted share	$2.77	$5.70	$5.71

Restructuring and other costs and operating losses and transition costs due to plant closures	1.32	0.13	0.23
Acquisition inventory step-up	0.74	—	—
Loss on extinguishment of debt	0.50	0.05	0.07
Non-cash loss on Canadian intercompany note	0.17	—	—
Alternative fuel mixture credit, net	—	(0.74)	(1.42)
Cellulosic biofuel producer credit, net	—	(0.71)	—

Adjusted earnings per diluted share	$5.50	$4.43	$4.59

•
Pre-tax restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest, were $97.5 million for fiscal 2011 and consisted primarily of $60.6 million of integration and acquisition costs related primarily to the Smurfit-Stone Acquisition, $36.9 million of facility closure and related operating losses and transition costs, primarily related to former Smurfit-Stone corrugated container plants and kraft paper assets at our Hodge, Louisiana containerboard mill, plus a charge of $4.5 million for tax adjustments related primarily to non-deductible acquisition costs. In fiscal 2010 and 2009, pre-tax restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest, were $7.9 and $14.2 million, respectively. The operating losses and transition costs due to plant closures, net of related noncontrolling interest component included in the preceding numbers was $4.6 million, $1.7 million and $1.8 million for fiscal 2011, 2010 and 2009, respectively. For additional information regarding our restructuring and other costs see “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein.

•
Generally accepted accounting principles in the United States (“GAAP”) requires that an acquirer value inventory acquired at fair value. This reduces the profit on future sales of that inventory to that portion attributable to the selling effort. This step-up in value reduced our income in fiscal 2011 by $59.4 million pre-tax as the acquired inventory was sold and an intercompany profit reserve was established on new inventory and charged to cost of goods sold.

•
In fiscal 2011, we recognized a pre-tax loss on extinguishment of debt of $39.5 million for associated fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing and the repayment and termination of certain pre-acquisition financing arrangements. In fiscal 2010 and 2009, we recognized pre-tax losses on extinguishment of debt of $2.8 million and $4.4 million, respectively.

•
In fiscal 2011, we recorded pre-tax expense of $13.5 million for the non-cash foreign currency translation loss to our U.S. lender of a Canadian intercompany loan acquired in the Smurfit-Stone acquisition. The corresponding non-cash gain to our Canadian borrower on the intercompany loan was recorded as an increase in accumulated other comprehensive income. This loan was repaid during the fourth quarter of fiscal 2011 with borrowings available to our Canadian subsidiaries under our Credit Facility.

•
As discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” our results in fiscal 2010 and fiscal 2009 were increased by tax credits relating to liquid fuel derived from biomass (known as “black liquor”). In fiscal 2010 and fiscal 2009 we recognized $29.0 million and $55.4 million of alternative fuel mixture credit (“AFMC”), which is not taxable for federal or state income tax purposes based on the manner in which we utilized the credit, and reduced cost of goods sold in our Consumer Packaging segment by $28.8 million and $54.1 million, net of expenses, for each period respectively.

•
In the fourth quarter of fiscal 2010 we elected to claim the cellulosic biofuel producer credit for black liquor produced in calendar year 2009 instead of the alternative fuel mixture credit. Accordingly, we recorded a cellulosic biofuel producer credit, net of interest and previously claimed alternative fuel mixture credit of $27.6 million as a reduction of income tax expense. The cellulosic credit is a taxable credit of $1.01 per gallon as compared to the $0.50 per gallon non-taxable alternative fuel mixture credit.

Segment and Market Information

In the third quarter of fiscal 2011 in connection with the Smurfit-Stone Acquisition, we realigned our operating segments. Our results have been reclassified for all periods presented to reflect this realignment of our business. We report our results in three segments: (1) Corrugated Packaging, (2) Consumer Packaging, and (3) Recycling and Waste Solutions. See “Note 19. Segment Information” of the Notes to Consolidated Financial Statements.

We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess operating performance does not reflect such amounts. Subsequent to the acquisition we changed our method of allocating pension costs to our segments, such that only the service cost component of pension expense is charged to the segments. This change is reflected in the table below for all periods presented. Items not allocated are reported as non-allocated expenses or in other line items in the table below after total segment income. The following table shows certain operating data for our segments (in millions).

	Years Ended September 30,
	2011	2010	2009
Net sales (aggregate):
Corrugated Packaging	$2,768.7	$800.6	$752.9
Consumer Packaging	2,359.8	2,132.9	2,037.2
Recycling and Waste Solutions	585.9	150.6	82.8
Total	$5,714.4	$3,084.1	$2,872.9
Less net sales (intersegment):
Corrugated Packaging	$81.7	$37.3	$37.3
Consumer Packaging	23.5	13.0	10.7
Recycling and Waste Solutions	209.6	32.4	12.6
Total	$314.8	$82.7	$60.6
Net sales (unaffiliated customers):
Corrugated Packaging	$2,687.0	$763.3	$715.6
Consumer Packaging	2,336.3	2,119.9	2,026.5
Recycling and Waste Solutions	376.3	118.2	70.2
Total	$5,399.6	$3,001.4	$2,812.3
Segment income:
Corrugated Packaging	$241.7	$143.5	$181.3
Consumer Packaging	275.2	290.5	297.1
Recycling and Waste Solutions	14.8	9.0	1.8
Total segment income	531.7	443.0	480.2
Restructuring and other costs, net	(93.3)	(7.4)	(13.4)
Non-allocated expenses	(79.5)	(62.0)	(48.2)
Interest expense	(88.9)	(75.5)	(96.7)
Loss on extinguishment of debt	(39.5)	(2.8)	(4.4)
Interest income and other income (expense), net	(15.0)	0.1	—
Income before income taxes	215.5	295.4	317.5
Income tax expense	(69.5)	(64.7)	(91.6)
Consolidated net income	146.0	230.7	225.9
Less: Net income attributable to noncontrolling interests	(4.9)	(5.1)	(3.6)
Net income attributable to Rock-Tenn Company shareholders	$141.1	$225.6	$222.3

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2011 were $5,399.6 million compared to $3,001.4 million in fiscal 2010 primarily due to the Smurfit-Stone Acquisition and generally higher selling prices and volumes. The Smurfit-Stone Acquisition contributed net sales of approximately $2,273.7 million in the four months following the acquisition.

Net sales for fiscal 2010 were $3,001.4 million compared to $2,812.3 million in fiscal 2009. The increase in net sales was primarily due to generally higher volumes and selling prices.

Cost of Goods Sold

Cost of goods sold increased to $4,407.7 million in fiscal 2011 compared to $2,281.3 million in fiscal 2010 primarily as a result of increased sales from the acquired Smurfit-Stone operations. Cost of goods sold as a percentage of net sales increased in fiscal 2011 compared to fiscal 2010 primarily as a result of the acquired lower margin Smurfit-Stone business, increased recycled fiber, chemical, energy and freight costs and $59.4 million of acquisition inventory step-up expense associated with the Smurfit-Stone Acquisition, which were partially offset by reduced virgin fiber costs. Cost of goods sold in the prior year was also reduced by $28.8 million of alternative fuel mixture credits, net of expenses. Recycled fiber, chemical and energy costs in our legacy mills increased $47 per ton, $6 per ton and $1 per ton, respectively. Freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $18.8 million due in part to higher volumes. Virgin fiber costs in our legacy bleached paperboard mill decreased $33 per ton and income related to foreign currency transactions increased $4.4 million.

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

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
			(In millions)
Cost of goods sold	$4,407.7	$4,398.3	$2,281.3	$2,267.8	$2,049.6	$2,057.8
Net income attributable to Rock-Tenn Company shareholders	$141.1	$147.1	$225.6	$234.2	$222.3	$217.2

Net income attributable to Rock-Tenn Company shareholders in fiscal 2011 and 2010 is lower under the LIFO method because we experienced periods of rising costs, and net income attributable to Rock-Tenn Company shareholders in fiscal 2009 is higher under the LIFO method because we experienced a period of declining costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $201.3 million to $541.2 million in fiscal 2011 compared to $339.9 million in fiscal 2010. The SG&A increases were primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales in fiscal 2011 compared to fiscal 2010 primarily due to synergies we realized as part of the Smurfit-Stone Acquisition and higher volumes and selling prices. Excluding SG&A associated with the acquired Smurfit-Stone locations of approximately $178.2 million, SG&A increased primarily due to increased compensation costs aggregating $12.7 million, increased professional fees and consulting expense for various initiatives of $6.1 million, partially offset by decreased commissions expense of $4.2 million.

Selling, general and administrative expenses increased $9.1 million to $339.9 million in fiscal 2010 compared to $330.8 million in fiscal 2009. The SG&A increases were due largely to increased compensation costs aggregating $5.7 million, increased professional fees and consulting expense for various initiatives of $3.8 million, increased pension costs of $3.5 million, increased interest rate swap expense of $1.7 million and increased commissions expense of $2.0 million primarily due to higher volumes which were partially offset by reduced depreciation and amortization of $4.7 million and reduced bad debt expense of $2.8 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $93.3 million, $7.4 million, and $13.4 million for fiscal 2011, 2010, and 2009, respectively. The increase in charges in fiscal 2011 are primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities consisting primarily of locations acquired in the Smurfit-Stone Acquisition. The expense recognized each year is not comparable since the timing and scope of the individual actions associated with a restructuring vary. In most instances when we close a facility we transfer a substantial portion of the facility’s assets and production to other facilities. We recognize, if necessary, impairment charges, to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell prior to disposition, is recognized when identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or a contract before the end of its term and other employee related costs. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Acquisitions

On May 27, 2011, we completed our acquisition of Smurfit-Stone through the merger of Smurfit-Stone with and into a wholly-owned limited liability company subsidiary of RockTenn. We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment.

On August 27, 2010, we acquired the stock of Innerpac Holding Company (“Innerpac” and “Innerpac Acquisition”) for $23.9 million, net of cash acquired of $0.1 million. We acquired the Innerpac business to expand our presence in the corrugated and specialty partition markets. The acquisition also increases our vertical integration.

We discuss these acquisitions in more detail in “Note 6. Acquisitions” and “Note 9. Debt” of the Notes to Consolidated Financial Statements included herein.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities included in segment income in fiscal 2011 was $1.5 million compared to $0.8 million in fiscal 2010. The increase was primarily due to earnings from unconsolidated entities acquired in the Smurfit-Stone Acquisition. Equity in income of unconsolidated entities included in segment income in fiscal 2010 was $0.8 million compared to $0.1 million in fiscal 2009. The increase was due to improved performance at most of our unconsolidated entities.

Interest Expense

Interest expense for fiscal 2011 increased to $88.9 million from $75.5 million in fiscal 2011 and included amortization of deferred financing costs of $7.7 million compared to $6.1 million for the same period in the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $30.0 million, and lower average interest rates, net of swaps, decreased interest expense by approximately $18.2 million, and deferred financing cost increased $1.6 million.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the fiscal 2011 of $39.5 million represents certain fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing for the Smurfit-Stone Acquisition and the repayment and termination of certain pre-acquisition financing arrangements. The extinguishment represented approximately half of the fees and expenses we paid in connection with the new facilities. The remainder will be amortized to interest expense over the life of the debt instruments. Loss on extinguishment of debt for fiscal 2010 was $2.8 million and primarily includes $0.5 million of gain recognized in the first quarter of fiscal 2010 in connection with the repurchase of $19.5 million of our March 2013 Notes (as hereinafter defined) at an average price of approximately 98% of par offset by a $3.3 million charge in connection with the write-off of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility. Loss on extinguishment of debt for fiscal 2009 was $4.4 million and primarily included $1.9 million of expense recognized in connection with the tender offer for up to $100 million of our August 2011 Notes (as hereinafter defined) and $2.4 million of expense incurred to retire at 102% of par the Solvay industrial development revenue bonds, which we assumed as part of the Southern Container Acquisition. The $2.4 million was funded by the former

Southern Container stockholders.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, in fiscal 2011 was an expense of $15.0 million compared to income of $0.1 million in fiscal 2010. Fiscal 2011 primarily includes a $13.5 million loss related to a Canadian dollar denominated intercompany note that existed at the time of the Smurfit-Stone Acquisition. The intercompany note was repaid in September 2011 with borrowings available to our Canadian subsidiaries under our Credit Facility.

Provision for Income Taxes

For fiscal 2011, we recorded a provision for income taxes of $69.5 million, at an effective rate of 32.3% of pre-tax income, as compared to a provision of $64.7 million for fiscal 2010, at an effective rate of 21.9% of pre-tax income. The effective tax rate for fiscal 2011 was favorably impacted by the retroactive enactment of the federal research and development credit and the finalization of certain estimates in connection with the filing of our fiscal 2010 tax return as well as Canadian earnings taxed at a lower statutory rate than the U.S. federal rate.  These favorable items were partially offset by state income taxes and nondeductible deal fees and expenses incurred in connection with the Smurfit-Stone Acquisition. We expect our effective tax rate to be approximately 37% in fiscal 2012.

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

We discuss the alternative fuel mixture credit, the cellulosic biofuel producer credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” and “Note 13. Income Taxes” of the Notes to the Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for fiscal 2011 was $4.9 million compared to $5.1 million in fiscal 2010. The reduction for net income attributable to noncontrolling interests for fiscal 2010 increased to $5.1 million from $3.6 million in fiscal 2009 due primarily to increased earnings at our solid fiber interior packaging subsidiary and graphic packaging subsidiary.

Results of Operations (Segment Data)

As discussed in "Note 19. Segment Information" to the Consolidated Financial Statements, we realigned our operating segments in the third quarter of 2011 following the Smurfit-Stone Acquisition. Please see Note 19 for more details on this realignment.

Containerboard and Paperboard Tons Shipped. Produced and Average Net Selling Price Per Ton

Recycled Paperboard Tons Shipped, Produced and Average Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and Average Price Per Ton is computed as net sales of containerboard, paperboard and market pulp divided by tons shipped. The increase beginning in the third quarter of fiscal 2011 in shipped and produced tons reflect primarily the May 27, 2011 Smurfit-Stone Acquisition. Containerboard tons includes kraft paper and recycled paperboard includes coated and specialty recycled paperboard.

Tons Shipped

	Containerboard Tons Shipped (a)	Recycled Paperboard Tons Shipped	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Average Net Selling Price (Per Ton)(a)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	221.9	204.9	86.3	20.7	$592
Second Quarter	188.6	212.0	78.3	19.5	578
Third Quarter	203.0	219.8	79.4	24.2	557
Fourth Quarter	235.2	224.3	88.9	26.5	548
Fiscal 2009	848.7	861.0	332.9	90.9	$568

First Quarter	231.1	223.1	85.0	25.4	$544
Second Quarter	234.8	228.1	85.8	25.0	563
Third Quarter	245.0	232.2	89.0	24.1	595
Fourth Quarter	244.7	235.6	86.1	25.9	610
Fiscal 2010	955.6	919.0	345.9	100.4	$578

First Quarter	247.4	224.5	84.4	22.1	$617
Second Quarter	243.9	239.3	85.1	24.0	622
Third Quarter	850.7	238.2	90.3	49.6	596
Fourth Quarter	1,914.4	241.0	117.8	96.3	585
Fiscal 2011	3,256.4	943.0	377.6	192.0	$596

Tons Produced

	Containerboard Tons Produced (a)	Recycled Paperboard Tons Produced	Bleached Paperboard Tons Produced	Market Pulp Tons Produced
	(In thousands)
First Quarter	227.5	204.3	86.6	22.8
Second Quarter	188.5	212.1	82.9	23.8
Third Quarter	201.4	217.8	76.3	22.6
Fourth Quarter	230.1	219.9	89.5	25.7
Fiscal 2009	847.5	854.1	335.3	94.9

First Quarter	234.2	223.6	85.1	25.6
Second Quarter	231.6	227.8	83.5	23.8
Third Quarter	243.4	234.2	87.4	24.1
Fourth Quarter	246.1	235.1	84.1	26.1
Fiscal 2010	955.3	920.7	340.1	99.6

First Quarter	246.2	226.7	87.4	23.4
Second Quarter	245.5	235.2	86.6	26.2
Third Quarter	858.5	239.4	87.3	47.1
Fourth Quarter	1,923.2	242.0	123.7	101.1
Fiscal 2011	3,273.4	943.3	385.0	197.8

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$203.2	$51.1	25.1%
Second Quarter	176.5	42.3	24.0
Third Quarter	186.5	50.2	26.9
Fourth Quarter	186.7	37.7	20.2
Fiscal 2009	$752.9	$181.3	24.1%

First Quarter	$180.1	$35.8	19.9%
Second Quarter	191.0	21.9	11.5
Third Quarter	210.5	36.7	17.4
Fourth Quarter	219.0	49.1	22.4
Fiscal 2010	$800.6	$143.5	17.9%

First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Third Quarter	734.5	24.6	3.3
Fourth Quarter	1,626.5	149.6	9.2
Fiscal 2011	$2,768.7	$241.7	8.7%

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $1,968.1 million in fiscal 2011 compared to fiscal 2010 primarily due to the Smurfit-Stone Acquisition and higher containerboard and corrugated packaging selling prices and volumes.

The 6.3% increase in Corrugated Packaging segment net sales before intersegment eliminations for fiscal 2010 compared to fiscal 2009 was due to higher volumes and containerboard selling prices which were partially offset by lower corrugated packaging selling prices. Containerboard tons shipped increased 12.6%.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment, adjusted to eliminate $59.4 million of pre-tax acquisition inventory step-up expense, increased $157.6 million to $301.1 million in fiscal 2011 compared to $143.5 million in fiscal 2010 primarily due to the Smurfit-Stone Acquisition and the higher volumes and selling prices discussed above, as well as a $4.1 million increase in foreign currency transaction income. The increase in segment income from the acquisition was partially offset by increased costs of containerboard and finished boxes primarily associated with increases in fiber, energy, freight and chemicals costs in our legacy operations. At our containerboard mills, recycled fiber costs increased approximately $50.6 million or $51 per ton and the increase in energy, freight and chemical costs aggregated $7.6 million or $8 per ton in each case compared to fiscal 2010. In our legacy corrugated converting operations freight expense increased $5.8 million in part due to higher volumes.

Segment income attributable to the Corrugated Packaging segment for fiscal 2010 decreased $39.2 million compared to the prior year period due primarily to higher recycled fiber and chemical costs and decreased corrugated packaging selling prices, which were partially offset by higher volumes and higher containerboard selling prices. At our containerboard mills, recycled fiber and chemical costs increased approximately $63.7 million, or $67 per ton, and approximately $4.1 million, or $4 per ton, respectively, over the prior year period. Additionally, freight expense increased $6.5 million due in part to higher volumes and compensation expense increased $1.3 million. Bad debt expense decreased approximately $1.0 million over the prior year period partially offsetting the increases.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$494.8	$42.8	8.6%
Second Quarter	498.9	58.1	11.6
Third Quarter	511.4	102.7	20.1
Fourth Quarter	532.1	93.5	17.6
Fiscal 2009	$2,037.2	$297.1	14.6%

First Quarter	$497.8	$75.8	15.2%
Second Quarter	516.9	63.8	12.3
Third Quarter	543.5	69.0	12.7
Fourth Quarter	574.7	81.9	14.3
Fiscal 2010	$2,132.9	$290.5	13.6%

First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Third Quarter	579.6	61.1	10.5
Fourth Quarter	667.9	82.1	12.3
Fiscal 2011	$2,359.8	$275.2	11.7%

Net Sales (Aggregate) — Consumer Packaging Segment

The 10.6% increase in net sales for the Consumer Packaging segment in fiscal 2011 compared to fiscal 2010 was primarily due to increased display sales including those from the Smurfit-Stone Acquisition, higher converting and recycled paperboard volumes and increased converting and paperboard selling prices. Coated recycled paperboard tons shipped increased 3.3% and specialty paperboard tons increased 1.3% and bleached paperboard and market pulp tons shipped decreased 3.2% and 8.3%, respectively, primarily associated with the third quarter of fiscal 2011 planned bleached paperboard mill outage.

The 4.7% increase in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2010 compared to fiscal 2009 was primarily due to higher coated recycled paperboard volumes, higher bleached paperboard and market pulp selling prices and higher folding carton volumes and selling prices. Coated recycled paperboard, bleached paperboard, specialty paperboard and market pulp tons shipped increased 5.1%, 3.9%, 9.9% and 10.4%, respectively.

Segment Income — Consumer Packaging Segment

Excluding the $28.8 million included in fiscal 2010 related to the alternative fuel mixture credit, net of related expenses, segment income of the Consumer Packaging segment in fiscal 2011 increased $13.5 million, primarily due to the net volume and selling price increases noted above, including income associated with the sales from acquired Smurfit-Stone display locations, and decreased virgin fiber costs. These gains were partially offset by the bleached paperboard mill outage and higher recycled fiber, chemical, freight and board costs. At our mills, recycled fiber costs increased approximately $36.6 million, or $43 per ton, virgin fiber costs decreased approximately $14.5 million, or $33 per ton, and chemical costs increased $9.7 million, or $7 per ton, over the prior year period. Excluding expenses related to acquired Smurfit-Stone locations, freight expense in the segment increased $10.0 million due in part to higher volumes, bad debt expense increased $2.1 million and compensation expense increased $1.8 million. Partially offsetting these increases in expense was a $3.6 million decrease in commissions expense.

Segment income of the Consumer Packaging segment for fiscal 2010 decreased $6.6 million to $290.5 million primarily due to a $25.3 million decrease in alternative fuel mixture credits, net of expenses in fiscal 2010 compared to fiscal 2009, increased recycled fiber and virgin fiber costs, which were partially offset by higher paperboard volumes and higher folding carton selling prices and volumes, decreased energy and chemical costs, continued operational improvements and the impact in the first quarter of fiscal 2009 of the Demopolis maintenance outage on the prior year period. Recycled fiber and virgin fiber costs increased approximately $39.5 million, or $47 per ton, and $10.9 million, or $25 per ton, respectively, over the prior year period. Freight expense increased $11.3 million, in part due to higher paperboard volumes, pension expense increased $2.3 million, compensation expense increased $1.5 million, and commissions expense increased $1.5 million compared to fiscal 2009. Chemical and energy costs decreased approximately $10.5 million, or $8 per ton, and $3.5 million, or $3 per ton, respectively, and bad debt expense decreased $1.7 million compared to the prior year period.

Recycling and Waste Solutions Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$23.2	$(0.2)	(0.9)%
Second Quarter	14.8	—	—
Third Quarter	19.2	0.5	2.6
Fourth Quarter	25.6	1.5	5.9
Fiscal 2009	$82.8	$1.8	2.2%

First Quarter	$28.6	$1.2	4.2%
Second Quarter	44.2	4.1	9.3
Third Quarter	40.7	2.2	5.4
Fourth Quarter	37.1	1.5	4.0
Fiscal 2010	$150.6	$9.0	6.0%

First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Third Quarter	147.4	4.6	3.1
Fourth Quarter	355.8	5.3	1.5
Fiscal 2011	$585.9	$14.8	2.5%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2009	198.6	192.4	214.8	218.6	824.4
Fiscal 2010	222.4	233.7	229.8	220.7	906.6
Fiscal 2011	211.6	213.7	773.9	1,759.6	2,958.8

Net Sales (Aggregate) — Recycling and Waste Solutions Segment

Our Recycling and Waste Solutions segment net sales increased $435.3 million in fiscal 2011 compared to fiscal 2010 primarily due to the Smurfit-Stone Acquisition and increased selling prices which were partially offset by lower volumes excluding the acquisition.

Our Recycling and Waste Solutions segment net sales increased $67.8 million in fiscal 2010 compared to fiscal 2009 primarily due to increased volumes and selling prices.

Segment Income — Recycling and Waste Solutions Segment

Segment income attributable to the Recycling and Waste Solutions segment increased $5.8 million in fiscal 2011 compared to fiscal 2010, respectively, due primarily to the Smurfit-Stone Acquisition and increased selling prices that were partially offset by lower volumes excluding the acquisition.

Segment income attributable to the Recycling and Waste Solutions segment increased $7.2 million in fiscal 2010 compared to fiscal 2009 primarily due to increased volumes and selling prices.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets and proceeds received in connection with the issuance of debt and equity securities. Cash and cash equivalents was $41.7 million at September 30, 2011 and $15.9 million at September 30, 2010. At September 30, 2011 and September 30, 2010, total debt was $3,445.8 million and $1,128.9 million, respectively. The debt increase is due to the Smurfit-Stone Acquisition.

On May 27, 2011, at the effective time of the Smurfit-Stone Acquisition, in connection with our entry into a new credit facility, we terminated our then existing credit agreement, dated as of March 5, 2008, as amended (the "Terminated Credit Facility"), following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no material early termination penalties incurred as a result of the termination of the Terminated Credit Facility. We recorded a loss on extinguishment of debt of $39.5 million primarily for fees paid to certain creditors and third parties and the write-off of unamortized deferred financing costs related to the Terminated Credit Facility.

On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility"). The original maximum principal amount of the Credit Facility was $3.7 billion. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and a $750 million, 7-year term term loan B facility. The Credit Facility is pre-payable at any time. The borrowings under the Credit Facility on the closing date of the Smurfit-Stone Acquisition were used to finance the acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. We may borrow amounts under the revolving credit facility to provide for working capital and general corporate requirements, including acquisitions permitted pursuant to the Credit Facility. Certain restrictive covenants govern our maximum availability under this facility, including a Consolidated Interest Coverage Ratio and Leverage Ratio (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. We were in compliance with all of our covenants at September 30, 2011. We used available borrowings under our revolving credit facility to repay August 2011 Notes when they matured. At September 30, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $91.1 million, were approximately $1,145.9 million.

On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility was extended until the third anniversary of the Smurfit-Stone Acquisition. At September 30, 2011 and September 30, 2010 we had $559.0 million and $75.0 million, respectively, outstanding under our Receivables Facility. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $559.9 million. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2011 was approximately $881.1 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At September 30, 2011, we had pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $196.0 million, declining at periodic intervals to an aggregate notional amount of $132.0 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On October 3, 2011, the aggregate notional amount of these swaps declined to $175.0 million. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities during fiscal 2011 and fiscal 2010 was $461.7 million and $377.3 million, respectively. Net cash provided by operating activities during fiscal 2011 included pension funding more than expense of $22.7 million compared to pension funding less than expense of $10.5 million in fiscal 2010. Fiscal 2011 included a net increase in operating assets and liabilities, net of acquisitions, excluding income taxes of $37.2 million primarily associated with receivables to support increased sales and to fund taking cash payment discounts on legacy Smurfit operations purchases. Net cash provided by operating activities during fiscal 2010 and fiscal 2009 were $377.3 million and $389.7 million, respectively. Net cash provided by operating activities during fiscal 2010 included pension funding less than expense of $10.5 million compared to pension funding greater than expense of $23.1 million in fiscal 2009 and fiscal 2010 included a net increase in operating assets and liabilities, net of acquisitions, excluding income taxes to support the increased level of net sales. In fiscal 2010 our net cash tax payments were increased by approximately $23 million as we returned to the Internal Revenue Service approximately $49 million of the $84 million that we had previously claimed for the alternative fuel mixture credits, which was partially offset by the receipt of our $26 million fiscal 2009 federal income tax return. Alternative fuel mixture credits reduced our fiscal 2009 cash tax payments by approximately $30 million.

Net cash used for investing activities was $1,491.4 million during fiscal 2011 compared to $126.0 million in fiscal 2010. Net cash used for investing activities in fiscal 2011 consisted primarily of $1,300.1 million paid for the Smurfit-Stone Acquisition, net of cash acquired and $199.4 million of capital expenditures. Net cash used for investing activities was $126.0 million during fiscal 2010 compared to $75.4 million in fiscal 2009. Net cash used for investing activities in fiscal 2010 consisted primarily of $106.2 million of capital expenditures and $23.9 million paid for the Innerpac Acquisition. We used the capital expenditures primarily for the purchase and upgrading of machinery and equipment and on our project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill. Net cash used for investing activities in fiscal 2009 consisted primarily of $75.9 million of capital expenditures and $8.1 million for the purchase of a leased facility.

Net cash provided by financing activities was $1,051.6 million during fiscal 2011 compared to net cash used for financing activities of $247.3 million in fiscal 2010. In fiscal 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $1,149.2 million and $25.2 million for the issuance of common stock, net of related minimum tax withholdings, that were partially offset by debt issuance costs of $43.8 million, cash paid for debt extinguishment costs of $37.9 million and cash dividends paid to shareholders of $37.6 million. Net cash used for financing activities was $247.3 million during fiscal 2010 compared to $356.7 million in fiscal 2009. Fiscal 2010 primarily included net repayments of debt aggregating $220.0 million and cash dividends paid to shareholders of $23.4 million. Fiscal 2009 primarily included net repayments of debt aggregating $346.3 million and cash dividends paid to shareholders of $15.3 million, which was partially offset by the reduction in restricted cash and investments of $19.2 million.

Our capital expenditures aggregated $199.4 million in fiscal 2011. We were obligated to purchase approximately $63.6 million of fixed assets at September 30, 2011. We estimate that our capital expenditures will increase in fiscal 2012 due to the full year inclusion of Smurfit-Stone, increased capital expenditures for deferred maintenance on former Smurfit-Stone assets, as well as specific identified investment opportunities. We expect fiscal 2012 capital expenditures to be approximately $500 million. It is possible that our assumptions may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. See Item 1, “Business - Environmental Regulations.”

Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2012, 2013 and 2014 primarily due to accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010, the utilization of federal net operating loss carryforwards acquired in the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2009 and 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition. At September 30, 2011, the federal net operating losses, Cellulosic Biofuel Producers Credits and Alternative Minimum Tax Credits aggregate approximately $388 million in future potential reductions of U.S. federal cash taxes. However, it is possible that our expected cash tax payments may change due to changes in income, capital spending or other factors.

During fiscal 2011 and fiscal 2010, we made contributions of $62.4 million and $20.7 million, respectively, to our pension and supplemental retirement plans. The under funded status of our plans at September 30, 2011 was $1.4 billion. We currently expect to contribute approximately $352 million to our qualified defined benefit plans in fiscal 2012 including the acquired Smurfit-Stone plans which exceeds the estimated minimum contribution of approximately $320 million. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. We currently estimate that minimum pension contributions will be in the range of approximately $350 million to $410 million annually in 2013 through 2015 and approximately $245 million in 2016. Future contributions are subject to changes in our under funded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In October 2011, our board of directors approved our November 2011 quarterly dividend of $0.20 per share indicating an annualized dividend of $0.80 per share on our common stock.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends, pension payments, working capital needs, bond repurchases, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Non-GAAP Measures

We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define these non-GAAP financial measures, provide reconciliations of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

Adjusted Net Income and Adjusted Earnings per Diluted Share

We use the non-GAAP measures “adjusted net income” and “adjusted earnings per diluted share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate the our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted net income and adjusted earnings per diluted share are Net income attributable to Rock-Tenn Company shareholders and Earnings per diluted share, respectively.

Set forth below is a reconciliation of Adjusted net income to Net income attributable to Rock-Tenn Company shareholders (in millions):

	Years Ended September 30,
	2011	2010	2009
		(In millions)
Net income attributable to Rock-Tenn Company shareholders	$141.1	$225.6	$222.3

Restructuring and other costs and operating losses and transition costs due to plant closures	66.5	5.0	8.9
Acquisition inventory step-up	37.7	—	—
Loss on extinguishment of debt	25.1	1.8	2.8
Non-cash loss on Canadian intercompany note	8.6	—	—
Alternative fuel mixture credit, net	—	(28.9)	(54.6)
Cellulosic biofuel producer credit, net	—	(27.6)	—

Adjusted net income	$279.0	$175.9	$179.4

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2012	Fiscal 2013 and 2014	Fiscal 2015 and 2016	Thereafter
	(In millions)
Long-Term Debt, including current portion (a)	$3,446.2	$143.3	$953.8	$1,624.9	$724.2
Operating lease obligations (b)	322.2	60.8	91.0	61.4	109.0
Purchase obligations and other (c) (d) (e) (f)	2,416.5	624.5	907.8	693.7	190.5
Total	$6,184.9	$828.6	$1,952.6	$2,380.0	$1,023.7

(a)
We have included in the long-term debt line item above amounts owed on our note agreements, industrial development revenue bonds, Receivables Facility and Credit Facility. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded aggregate fair value hedge adjustments resulting from terminated interest rate swaps of $0.4 million and excluded unamortized discounts of $0.8 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 9. Debt” of the Notes to Consolidated Financial Statements.

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

(d)
Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date; therefore, the earliest date on which we could be required to purchase our partner's interest is March 29, 2014. We currently project this contingent obligation to purchase our partner's interest (based on the formula) to be approximately $12 million, which would result in a purchase price of approximately 55% of our partner's share of the net equity reflected on Seven Hills' September 30, 2011 balance sheet. We have not included the $12 million in the table above.

(e)
We have included in the table future minimum pension contributions and benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. We currently estimate that the minimum pension contributions under the U.S. and Canadian qualified pension plans will be approximately $320 million in 2012. We currently estimate that contributions will be in the range of approximately $350 million to $410 million annually in 2013 through 2015 and approximately $245 million in 2016. Minimum pension contributions thereafter aggregate approximately $100 million. Future contributions are subject to changes in our under funded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

(f)
Included in the line item “Purchase obligations and other” is an aggregate $26.7 million for certain provisions of ASC 740 "Income Taxes" associated with liabilities for uncertain tax positions based on our estimate of cash settlement with the respective taxing authorities. We have not included uncertain tax positions of approximately $281.1 million that are not expected to result in the use of cash upon settlement.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan as amended allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2010, we repurchased 74,901 shares for an aggregate cost of $3.6 million. In fiscal 2011 and 2009, we did not repurchase any shares of Common Stock. As of September 30, 2011, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1.“Business — Governmental Regulation — Environmental Regulation.”

Off-Balance Sheet Arrangement

In connection with the Smurfit-Stone Acquisition we acquired an off-balance sheet arrangement for an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone sold timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. Smurfit-Stone received $225 million in cash, with the balance of $485 million in the form of installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC (“TNH”), a wholly-owned non-consolidated variable interest entity under the provisions of ASC 860 “Transfers and Servicing”, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for by Smurfit-Stone as a sale under ASC 860. The residual interest in the notes was $22.4 million at September 30, 2011 and is included in other assets in the accompanying consolidated balance sheets. Cash flows received on the Company's retained interest in TNH were approximately $0.6 million for the four months ended September 30, 2011 following the Smurfit-Stone Acquisition. TNH and its creditors have no recourse to us in the event of a default on the installment notes.

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

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2011, our accounts receivable, net of allowances of $30.1 million, was $1,109.6 million; a 1% additional loss on accounts receivable would be $11.1 million and a 5% change in our allowance assumptions would change our allowance by approximately $1.5 million.

Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other”. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2011, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 0 to 40 years and have a weighted average life of approximately 11.9 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

Restructuring

We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in additional restructuring activities including those associated with our recent Smurfit-Stone Acquisition. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Business Combinations

From time to time, we may enter into material business combinations. In accordance with ASC 805, “Business Combinations”,

we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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

Financial instruments recognized at fair value include mutual fund investments, derivative contracts and our residual interest in the the TNH notes. We measure the fair value of our mutual fund investments based on quoted prices in active markets. We measure the fair value of our derivative contracts and our residual interest in TNH notes based on discounted cash flows. At September 30, 2011, a hypothetical increase or decrease of up to 100 basis points in the LIBOR forward curve would increase or decrease the aggregate fair value of our interest rate swap derivatives by $2.3 million or $1.7 million, respectively.

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

We discuss fair values in more detail in “Note 11. Fair Value” of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our tax assets and obligations using historical experience for the particular jurisdiction and our expectations regarding the future outcome of the related matters. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our income tax expense and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $2.2 million for fiscal 2011. A 1% increase in our estimated tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2011 consolidated balance sheet, would increase tax expense by approximately $11.6 million for fiscal 2011.

Pension and Other Postretirement Benefits

Certain of our employees in the United States and Canada are currently accruing pension benefits, including the plans acquired in connection with the Smurfit Stone acquisition. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) and other unfunded defined benefit plans that provide unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

Our pension unfunded status increased $1,278.3 million in fiscal 2011, primarily as a result of the pension plans acquired in the Smurfit-Stone Acquisition which were approximately $1.0 billion unfunded at the time of the acquisition. The 14 basis point decrease in our pension plans discount rate compared to the prior measurement date and the negative return on plan assets in fiscal 2011 contributed to the increase in unfunded status and was partially offset by $62.4 million of employer contributions to our pension and supplemental retirement plans in fiscal 2011.

A 25 basis point change in the discount rate, the expected increase in compensation levels or the expected long-term rate of return on plan assets would have had the following effect on fiscal 2011 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(0.6)	$0.6	$0.3	$(0.3)
Compensation level	0.3	(0.3)	N/A	N/A
Expected long-term rate of return on plan assets	(3.2)	3.2	N/A	N/A
Medical cost trend	N/A	N/A	0.1	(0.1)

The table above includes the Smurfit-Stone plans since the May 27, 2011 acquisition date, including Smurfit-Stone on an annualized basis, for our pension assets a 25 basis point increase in the discount rate and compensation level would have decreased income by approximately $1.5 million and $0.6 million, respectively. An increase of 25 basis points on the expected long-term rate of return would have resulted in additional income of $8.1 million. A 25 basis point decrease in these three areas would have an inverse effect on income. Including Smurfit-Stone on an annualized basis, for our postretirement assets a 25 basis point increase in the discount rate and medical cost trend would have decreased income by approximately $1.0 million and $0.4 million, respectively. A 25 basis point decrease in these areas would have an inverse effect on income.

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

Energy

Energy is one of the most significant manufacturing costs of our mill operations. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil and natural gas to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paper machines. We use primarily electricity for our converting equipment. We generally purchase these products from suppliers at market rates. Occasionally, we enter into long-term agreements to purchase coal, fuel oil and natural gas. Two of our recycle mills purchase process steam under long-term contracts with adjacent coal fired power plants with steam pricing based to some extent on coal prices.

We expect to spend approximately $680 million on all energy sources in a fiscal year including amounts related to the operations acquired in the Smurfit-Stone Acquisition. We expect natural gas and fuel oil to account for approximately one-third (approximately 33 million MMBtu) of our total energy purchases in a fiscal year. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $68 million. In times of higher energy prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Commodities

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and a portion of our containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest recycled fiber costs and approximately 90% of our recycled fiber purchases in a fiscal year including amounts related to the operations acquired in the Smurfit-Stone Acquisition. The remaining 10% of our recycled fiber purchases consists of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing.

A hypothetical 10% increase in recycled fiber prices for a fiscal year including amounts related to the operations acquired in the Smurfit-Stone Acquisition, would increase our costs by approximately $72 million based on anticipated annual consumption and fiscal 2011 pricing. In times of higher recycled fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard and our bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices for a fiscal year including amounts related to the operations acquired in the Smurfit-Stone Acquisition, would increase our costs by approximately $56 million based on anticipated annual consumption and fiscal 2011 pricing. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

We convert corrugated medium and linerboard, in our corrugated box converting operations and merchandising displays division into corrugated sheet stock and displays. Although the majority of the containerboard consumed is produced at our mill locations, we do purchase containerboard externally. A hypothetical 10% increase in containerboard costs for containerboard purchased externally including amounts related to the operations acquired in the Smurfit-Stone Acquisition would result in increased costs of approximately $42 million in a fiscal year. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Solid Bleached Sulphate

We purchase solid bleached sulphate (“SBS”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in SBS prices throughout each year would have increased our costs by approximately $10 million during fiscal 2011 and by approximately $10 million during fiscal 2010. In times of higher SBS prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so. We manufacture SBS at our Demopolis mill, and have the ability to increase our internal consumption.

Coated Unbleached Kraft

We purchase Coated Unbleached Kraft (“CUK”) from external sources to use in our folding carton converting business. A hypothetical 10% increase in CUK prices throughout each year would have increased our costs by approximately $9 million in each of fiscal 2011 and 2010. In times of higher CUK prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Derivative Instruments

We enter into a variety of derivative transactions. We use interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. From time to time we may use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also may use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. See “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 10. Derivatives” of the Notes to Consolidated Financial Statements.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2011, if market interest rates increase an average of 100 basis points, after considering the effects of our interest rate swaps in effect, our interest expense would increase by $25 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreements. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2011and 2010, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $0.6 million in fiscal 2011 and $1.7 million in fiscal 2010.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were approximately $2 million higher in fiscal 2011 than if we had translated the same earnings using fiscal 2010 exchange rates. Translated earnings were approximately $2 million lower in fiscal 2010 than if we had translated the same earnings using fiscal 2009 exchange rates.

During fiscal 2011 and 2010, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $7 million and $2 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2011	2010	2009
	(In millions, except per share data)
Net sales	$5,399.6	$3,001.4	$2,812.3
Cost of goods sold (net of alternative fuel mixture credit of $0, $28.8 and $54.1)	4,407.7	2,281.3	2,049.6
Gross profit	991.9	720.1	762.7
Selling, general and administrative expenses	541.2	339.9	330.8
Restructuring and other costs, net	93.3	7.4	13.4
Operating profit	357.4	372.8	418.5
Interest expense	(88.9)	(75.5)	(96.7)
Loss on extinguishment of debt	(39.5)	(2.8)	(4.4)
Interest income and other income (expense), net	(15.0)	0.1	—
Equity in income of unconsolidated entities	1.5	0.8	0.1
Income before income taxes	215.5	295.4	317.5
Income tax expense	(69.5)	(64.7)	(91.6)
Consolidated net income	146.0	230.7	225.9
Less: Net income attributable to noncontrolling interests	(4.9)	(5.1)	(3.6)
Net income attributable to Rock-Tenn Company shareholders	$141.1	$225.6	$222.3

Basic earnings per share attributable to Rock-Tenn Company shareholders	$2.81	$5.80	$5.79

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$2.77	$5.70	$5.71

Cash dividends paid per share	$0.80	$0.60	$0.40

See Accompanying Notes
ROCK-TENN COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In millions, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$41.7	$15.9
Restricted cash	41.1	—
Accounts receivable (net of allowances of $30.1 and $7.8)	1,109.6	333.5
Inventories	849.8	269.5
Other current assets	186.7	90.1
Total current assets	2,228.9	709.0
Property, plant and equipment at cost:
Land and buildings	1,135.1	420.6
Machinery and equipment	5,691.1	1,915.7
Transportation equipment	12.8	13.1
Leasehold improvements	6.9	5.1
	6,845.9	2,354.5
Less accumulated depreciation and amortization	(1,318.7)	(1,104.5)
Net property, plant and equipment	5,527.2	1,250.0
Goodwill	1,839.4	748.8
Intangibles, net	799.4	151.5
Other assets	171.1	55.6
	$10,566.0	$2,914.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$143.3	$231.6
Accounts payable	780.7	252.3
Accrued compensation and benefits	220.0	90.7
Other current liabilities	174.3	56.6
Total current liabilities	1,318.3	631.2
Long-term debt due after one year	3,302.5	897.3
Pension liabilities, net of current portion	1,431.0	165.3
Postretirement benefit liabilities, net of current portion	155.2	0.8
Deferred income taxes	827.1	166.4
Other long-term liabilities	153.3	29.2
Commitments and contingencies (Notes 12 and 18)
Redeemable noncontrolling interests	6.3	7.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 70,467,904 and 38,903,036 shares outstanding at September 30, 2011 and September 30, 2010, respectively	0.7	0.4
Capital in excess of par value	2,762.7	290.5
Retained earnings	907.4	812.6
Accumulated other comprehensive loss	(299.2)	(92.2)
Total Rock-Tenn Company shareholders’ equity	3,371.6	1,011.3
Noncontrolling interests	0.7	6.1
Total equity	3,372.3	1,017.4
	$10,566.0	$2,914.9
See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2011	2010	2009
	(In millions, except share and per share data)
Number of Shares of Class A Common Stock Outstanding:
Balance at beginning of year	38,903,036	38,707,695	38,228,523
Shares issued under restricted stock plan	537,078	182,800	194,885
Restricted stock grants forfeited	(7,675)	(15,926)	(26,499)
Issuance of Class A common stock, net of stock received for minimum tax withholdings(1)	31,035,465	103,368	310,786
Purchases of Class A common stock	—	(74,901)	—
Balance at end of year	70,467,904	38,903,036	38,707,695
Class A Common Stock:
Balance at beginning of year	$0.4	$0.4	$0.4
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	0.3	—	—
Balance at end of year	$0.7	$0.4	$0.4
Capital in Excess of Par Value:
Balance at beginning of year	290.5	264.5	238.8
Income tax benefit from share-based plans	—	4.3	5.5
Compensation expense under share-based plans	21.4	16.0	11.9
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	2,412.4	6.2	8.3
Fair value of share-based awards issued in the Smurfit-Stone Acquisition	56.4	—	—
Purchase of subsidiary shares from noncontrolling interest	(18.0)	—	—
Purchases of Class A common stock	—	(0.5)	—
Balance at end of year	2,762.7	290.5	264.5
Retained Earnings:
Balance at beginning of year	812.6	620.3	421.7
Net income attributable to Rock-Tenn Company shareholders	141.1	225.6	222.3
Cash dividends (per share - $0.80, $0.60 and $0.40)	(37.6)	(23.4)	(15.3)
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	(8.7)	(6.8)	(8.4)
Purchases of Class A common stock	—	(3.1)	—
Balance at end of year	907.4	812.6	620.3
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(92.2)	(108.4)	(20.4)
Foreign currency translation gain (loss)	(12.9)	6.7	(2.1)
Net deferred loss on cash flow hedges	(0.3)	(3.5)	(16.7)
Reclassification adjustment of net loss on cash flow hedges included in earnings	4.0	6.0	5.2
Net actuarial loss arising during period	(210.3)	(7.9)	(78.6)
Amortization of net actuarial loss	11.8	11.6	4.5
Prior service (cost) credit arising during period	0.3	(0.1)	(1.0)
Amortization of prior service cost	0.4	0.5	0.7
Other adjustments	—	2.9	—
Net other comprehensive income (loss) adjustments, net of tax	(207.0)	16.2	(88.0)
Balance at end of year	(299.2)	(92.2)	(108.4)
Total Rock-Tenn Company Shareholders’ equity	3,371.6	1,011.3	776.8
Noncontrolling Interests:(2)
Balance at beginning of year	6.1	6.3	8.2
Purchase of subsidiary shares from noncontrolling interest	(5.3)	—	—
Net income	2.0	2.8	1.9
Distributions	(2.5)	(3.2)	(3.5)
Foreign currency translation gain (loss)	0.4	0.2	(0.3)
Balance at end of year	0.7	6.1	6.3
Total equity	$3,372.3	$1,017.4	$783.1

 _______________

(1)
Included in the Issuance of Class A common stock is the issuance of approximately 31.0 million shares of Common Stock valued at $2,378.8 million in connection with the Smurfit-Stone Acquisition, including approximately 0.7 million shares reserved but unissued at September 30, 2011 for the resolution of Smurfit-Stone bankruptcy claims.

(2)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Consolidated Balance Sheets.

	Year Ended September 30,
	2011	2010	2009
	(In millions)
Comprehensive Income:
Consolidated net income	$146.0	$230.7	$225.9
Consolidated net other comprehensive income (loss) adjustments, net of tax:
Foreign currency translation gain (loss)	(12.9)	7.2	(2.4)
Net deferred loss on cash flow hedges	(0.3)	(3.5)	(16.7)
Reclassification adjustment of net loss on cash flow hedges included in earnings	4.0	6.0	5.2
Net actuarial loss arising during period	(211.2)	(8.4)	(78.6)
Amortization of net actuarial loss	12.2	12.0	4.5
Prior service (cost) credit arising during period	0.3	(0.2)	(1.0)
Amortization of prior service cost	0.4	0.5	0.7
Other adjustments	—	(1.7)	—
Consolidated other comprehensive income (loss), net of tax	(207.5)	11.9	(88.3)
Consolidated comprehensive income (loss)	(61.5)	242.6	137.6
Less: Comprehensive income attributable to noncontrolling interests	(4.4)	(0.8)	(3.3)
Comprehensive income (loss) attributable to Rock-Tenn Company shareholders	$(65.9)	$241.8	$134.3

See Accompanying Notes.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In millions)
Operating activities:
Consolidated net income	$146.0	$230.7	$225.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	278.3	147.4	150.0
Deferred income tax expense (benefit)	60.0	(51.1)	46.0
Share-based compensation expense	21.4	16.0	11.9
Loss on extinguishment of debt	39.5	2.8	4.4
Loss on disposal of plant, equipment and other, net	0.9	0.3	2.8
Equity in income of unconsolidated entities	(1.5)	(0.8)	(0.1)
Pension funding (more) less than expense	(22.7)	10.5	(23.1)
Proceeds from settlement of foreign currency hedge	1.7	—	—
Alternative fuel mixture credit benefit	—	(29.0)	(55.4)
Impairment adjustments and other non-cash items	31.5	5.4	3.1
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14.4)	(22.2)	(0.3)
Inventories	(0.5)	8.4	8.0
Other assets	33.2	(5.2)	(12.1)
Accounts payable	(38.8)	15.3	(6.4)
Income taxes	(56.2)	55.5	45.4
Accrued liabilities and other	(16.7)	(6.7)	(10.4)
Net cash provided by operating activities	461.7	377.3	389.7
Investing activities:
Capital expenditures	(199.4)	(106.2)	(75.9)
Cash paid for the purchase of a leased facility	—	—	(8.1)
Cash paid for purchase of business, net of cash acquired	(1,300.1)	(23.9)	4.0
Investment in unconsolidated entities	(2.0)	(0.3)	(1.0)
Return of capital from unconsolidated entities	1.0	0.8	4.1
Proceeds from sale of property, plant and equipment	8.6	3.6	1.4
Proceeds from property, plant and equipment insurance settlement	0.5	—	0.1
Net cash used for investing activities	(1,491.4)	(126.0)	(75.4)
Financing activities:
Proceeds from issuance of notes	—	—	100.0
Additions to revolving credit facilities	802.6	189.7	230.8
Repayments of revolving credit facilities	(564.5)	(197.7)	(244.6)
Additions to debt	2,877.4	154.3	119.6
Repayments of debt	(1,966.3)	(366.3)	(552.1)
Debt issuance costs	(43.8)	(0.2)	(4.4)
Cash paid for debt extinguishment costs	(37.9)	—	(5.2)
Restricted cash and investments	—	—	19.2
Issuances of common stock, net of related minimum tax withholdings	25.2	(0.6)	(0.1)
Purchases of common stock	—	(3.6)	—
Excess tax benefits from share-based compensation	—	4.3	5.5
Capital contributed to consolidated subsidiary from noncontrolling interest	—	1.4	1.7
Advances from (repayments to) unconsolidated entity	1.7	1.7	(7.0)
Cash dividends paid to shareholders	(37.6)	(23.4)	(15.3)
Cash distributions paid to noncontrolling interests	(5.2)	(6.9)	(4.8)
Net cash provided by (used for) financing activities	1,051.6	(247.3)	(356.7)
Effect of exchange rate changes on cash and cash equivalents	3.9	0.1	1.4
Increase (decrease) in cash and cash equivalents	25.8	4.1	(41.0)
Cash and cash equivalents at beginning of period	15.9	11.8	52.8
Cash and cash equivalents at end of period	$41.7	$15.9	$11.8

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2011	2010	2009
		(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$22.7	$56.8	$(3.9)
Interest, net of amounts capitalized	86.9	76.7	104.9

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed, including debt, in fiscal 2011 relate to the May 27, 2011 acquisition of Smurfit-Stone Container Corporation (“Smurfit-Stone” and “Smurfit-Stone Acquisition”) and reflects the preliminary purchase price allocation. Liabilities assumed, including debt, in fiscal 2010 relate to the August 27, 2010 acquisition of Innerpac Holding Company.

	Year Ended September 30,
	2011	2010
	(In millions)
Fair value of assets acquired, including goodwill	$7,729.4	$33.2
Cash consideration, net of cash acquired	1,303.4	23.9
Stock issued in the acquisition	2,378.8	—
Fair value of share-based awards issued in the acquisition	56.4	—
Liabilities and noncontrolling interests assumed	$3,990.8	$9.3

Included in liabilities assumed is the following item:

Debt assumed in acquisition	$1,180.5	$—

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

For additional information on the Smurfit-Stone Acquisition and financing see “Note 5. Acquisitions” and “Note 9. Debt”.

See Accompanying Notes

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging and recycling solutions and are primarily a manufacturer of containerboard, recycled paperboard, bleached paperboard, packaging products and merchandising displays. We operate locations in the United States, Canada, Mexico, Chile, Argentina, Puerto Rico and China.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Our equity and cost method investments are not significant either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions.

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

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of acquired business to the fair value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, deferred tax asset valuation allowances and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e., shipping point) or on arrival at customers’ plants (i.e., destination point). We do not recognize revenue from transactions where we bill customers but retain custody and title to these products until the date of custody and title transfer. We do not have any significant multiple deliverable revenue arrangements.

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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We place our cash and cash equivalents with large credit worthy banks, which limits the amount of our credit exposure.

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 to 60 days. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2011 and 2009, we recorded bad debt expense of $1.1 million and $2.6 million, respectively. In fiscal 2010, we recorded a credit to bad debt expense of $0.2 million due in part to a reduction in reserves driven by improved collections.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2011, 2010, and 2009 (in millions):

	2011	2010	2009
Balance at the beginning of period	$7.8	$8.8	$9.0
Reduction in sales and charges to costs and expenses (1)	78.2	32.8	39.2
Deductions	(55.9)	(33.8)	(39.4)
Balance at the end of period	$30.1	$7.8	$8.8
(1) Includes the impact of acquisitions.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a first-in, first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 26.7% and 24.0% of FIFO cost of all inventory at September 30, 2011 and 2010, respectively.

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

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2011, 2010, and 2009, we capitalized interest of approximately $2.8 million, $1.3 million, and $0.5 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method over the estimated useful lives of the assets as follows:

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Buildings and building improvements	15-40 years
Machinery and equipment	3-44 years
Transportation equipment	3-8 years
Generally our machinery and equipment have estimated useful lives between 3 and 20 years; however, select portions of machinery and equipment at our mills have estimated useful lives up to 44 years. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2011, 2010, and 2009 was approximately $228.2 million, $129.4 million, and $130.6 million, respectively.

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

The goodwill impairment model is a two-step process. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2011 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 0 to 40 years and have a weighted average life of approximately 11.9 years.

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

Restructuring

We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in future restructuring activities including those associated with our recent Smurfit-Stone Acquisition. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Business Combinations

From time to time, we enter into material business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. Financial instruments recognized at fair value include mutual fund investments, derivative contracts and our residual interest in the TNH notes. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts and our residual interest in TNH notes based on discounted cash flows.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 11. Fair Value”.

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

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties will fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.

For financial derivative instruments that are designated as a cash flow hedge, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted hedged transaction, and in the same period or periods during which the forecasted hedged transaction affects earnings. Gains and losses on the financial derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For financial derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the financial derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. We amortize the adjustment to the carrying value of our fixed rate debt instruments that arose from previously terminated fair value hedges to interest expense using the effective interest method over the remaining life of the related debt.

For derivative instruments not designated as accounting hedges, the gain or loss is recognized in current earnings. We discuss derivatives in more detail in “Note 10. Derivatives”.

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

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value. See “Note 13. Income Taxes”.

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

Stock Based Compensation

We recognize expense for stock based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our 2004 Incentive Stock Plan, we can award shares of restricted Common Stock to employees and our board of directors. The grants generally vest over a period of 3 to 5 years depending on the nature of the award, except for non-employee director grants, which vest over one year. Our restricted stock grants to employees generally contain market or performance conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 16. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Asset retirement obligations consist primarily of wastewater lagoon and landfill closure and post-closure costs at certain of our paperboard mills. At September 30, 2011 and September 30, 2010, liabilities of $14.9 million and $1.1 million, respectively, were accrued. The increase in fiscal 2011 was due to asset retirement obligations assumed in the Smurfit-Stone Acquisition.

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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain of $3.9 million in fiscal 2011, a loss of $0.5 million in fiscal 2010, and a gain of $0.6 million in 2009 from foreign currency transactions. We also recorded a foreign currency loss of approximately $13.5 million in fiscal 2011 related to a Canadian intercompany loan.

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

In December 2010, the FASB issued Accounting Standards Update 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” which amended certain provisions of ASC 805 “Business Combinations”. These provisions specify that if an entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. In addition these provisions expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. These provisions are effective for fiscal periods beginning after December 15, 2010, early adoption is permitted. We early adopted these provisions in connection with our Smurfit-Stone Acquisition.

New Accounting Standards - Recently Issued

In June 2011, the FASB issued Accounting Standards Update 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosures in U.S. GAAP and IFRS” which amended certain provisions of ASC 820 “Fair Value Measurement”. These provisions change key principles or requirements for measuring fair value, clarify the FASB's intent regarding application

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of existing requirements and impact required disclosures. These provisions are effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for us). We are currently evaluating the effect of these provisions on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 "Comprehensive Income Presentation of Financial Statements" which amended certain provisions of ASC 220 "Comprehensive Income". These provisions change the presentation requirements for other comprehensive income and total comprehensive income and requires one continuous statement or two separate but consecutive statements. Presentation of other comprehensive income in the statement of stockholders' equity is no longer permitted. These provisions are effective for fiscal and interim periods beginning after December 15th, 2011 (January 1, 2012 for us). We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Reclassifications

We have made certain reclassifications to prior year amounts to conform to the current year presentation.

Note 2.	Earnings per Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted earnings (loss) per share under the two-class method (in millions, except per share data):

	September 30,
	2011	2010	2009
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$141.1	$225.6	$222.3
Less: Distributed and undistributed income available to participating securities	(1.4)	(2.5)	(2.8)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$139.7	$223.1	$219.5
Denominator:
Basic weighted average shares outstanding	49.7	38.4	37.9
Basic earnings per share attributable to Rock-Tenn Company shareholders	$2.81	$5.80	$5.79

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$141.1	$225.6	$222.3
Less: Distributed and undistributed income available to participating securities	(1.4)	(2.5)	(2.8)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$139.7	$223.1	$219.5
Denominator:
Basic weighted average shares outstanding	49.7	38.4	37.9
Effect of dilutive stock options and non-participating securities	0.8	0.7	0.6
Diluted weighted average shares outstanding	50.5	39.1	38.5
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$2.77	$5.70	$5.71
Weighted average shares includes 0.7 million of reserved, but unissued shares at September 30, 2011. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Confirmation Order.

Options to purchase 0.1 million, 0.1 million and 0.4 million shares of Common Stock in fiscal 2011, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share attributable to Rock-Tenn Company shareholders because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3.	Other Comprehensive Income (Loss)
Accumulated other comprehensive loss is comprised of the following, net of taxes (in millions):

	September 30,
	2011	2010
Foreign currency translation gain	$29.5	$42.4
Net deferred loss on cash flow hedges	(1.6)	(5.3)
Unrecognized pension net loss	(325.8)	(127.3)
Unrecognized pension prior service cost	(1.3)	(2.0)
Accumulated other comprehensive loss	$(299.2)	$(92.2)

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income for the years ended September 30, 2011, 2010 and 2009, is as follows (in millions):

Fiscal 2011	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(13.0)	$0.1	$(12.9)
Net deferred loss on cash flow hedges	(0.4)	0.1	(0.3)
Reclassification adjustment of net loss on cash flow hedges included in earnings	6.9	(2.9)	4.0
Net actuarial loss arising during period	(336.0)	124.8	(211.2)
Amortization of net actuarial loss	18.9	(6.7)	12.2
Prior service credit arising during period	0.3	—	0.3
Amortization of prior service cost	0.7	(0.3)	0.4
Consolidated other comprehensive loss	(322.6)	115.1	(207.5)
Less: Other comprehensive loss attributable to noncontrolling interests	0.5	—	0.5
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(322.1)	$115.1	$(207.0)

Fiscal 2010	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$7.6	$(0.4)	$7.2
Net deferred loss on cash flow hedges	(6.2)	2.7	(3.5)
Reclassification adjustment of net loss on cash flow hedges included in earnings	9.9	(3.9)	6.0
Net actuarial loss arising during period	(13.6)	5.2	(8.4)
Amortization of net actuarial loss	19.3	(7.3)	12.0
Prior service cost arising during period	(0.2)	—	(0.2)
Amortization of prior service cost	0.9	(0.4)	0.5
Other adjustments	—	(1.7)	(1.7)
Consolidated other comprehensive income	17.7	(5.8)	11.9
Less: Other comprehensive loss attributable to noncontrolling interests	4.3	—	4.3
Other comprehensive income attributable to Rock-Tenn Company shareholders	$22.0	$(5.8)	$16.2

Fiscal 2009	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(2.4)	$—	$(2.4)
Net deferred loss on cash flow hedges	(27.3)	10.6	(16.7)
Reclassification adjustment of net loss on cash flow hedges included in earnings	8.4	(3.2)	5.2
Net actuarial loss arising during period	(121.3)	42.7	(78.6)
Amortization of net actuarial loss	7.4	(2.9)	4.5
Prior service cost arising during period	(1.5)	0.5	(1.0)
Amortization of prior service cost	1.2	(0.5)	0.7
Consolidated other comprehensive loss	(135.5)	47.2	(88.3)
Less: Other comprehensive loss attributable to noncontrolling interests	0.3	—	0.3
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(135.2)	$47.2	$(88.0)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2011	2010
Finished goods and work in process	$331.1	$149.6
Raw materials	404.0	118.8
Supplies and spare parts	173.1	50.1
Inventories at FIFO cost	908.2	318.5
LIFO reserve	(58.4)	(49.0)
Net inventories	$849.8	$269.5
It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2011, 2010, and 2009, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2011, 2010, and 2009 was not significant.

Note 5.	Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit

In April 2009, we received notification from the IRS that our registration as an alternative fuel mixer had been approved. As a result, we were eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. We recognized $20.9 million of alternative fuel mixture credit, which is not taxable for federal or state income tax purposes because we claimed the credit on our fiscal 2009 federal income tax return rather than as an excise tax refund, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses, in the three months ended December 31, 2009. In fiscal 2009, we recognized $55.4 million of AFMC and reduced cost of goods sold in our Consumer Packaging segment by $54.1 million, net of expenses. The credit was treated as an unusual item, presented parenthetically on the face of the income statement, classified as an offset to cost of goods sold in the consolidated statements of income and as a component of the cost of inventory, to the extent appropriate. During the second quarter of fiscal 2010, the IRS released a memorandum which clarified that the entire volume of black liquor, without reduction for inorganic solids, chip water or process water, was eligible for the alternative fuel mixture credit. As a result, we reversed reserves of $8.1 million during the second quarter of fiscal 2010 and reduced cost of goods sold in our Consumer Packaging segment by $8.1 million. The aggregate AFMC recorded during fiscal 2009 and 2010 was $84.4 million.

In fiscal 2009, we also considered whether our use of black liquor qualified for the $1.01 cellulosic biofuel producer credit (“CBPC”) pursuant to Internal Revenue Code (“IRC”) Section 40(b)(6). IRC Section 40(b)(6) defined the requirements for qualification for the CBPC, including certain registration requirements with the EPA. The Company concluded that without further action from the either the IRS or the EPA, these registration requirements precluded black liquor from qualifying for the CBPC because they had yet to be developed.

In April 2010, in anticipation of the IRS or the EPA issuing further guidance regarding black liquor’s qualification for the CBPC, we filed an application with the IRS to be registered as a producer of cellulosic biofuel. On July 9, 2010, the IRS Office of Chief Counsel issued Chief Counsel Advice Memorandum AM 2010-002, which concluded that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009, qualifies for the CBPC. Following that conclusion, on August 19, 2010, the IRS sent a Letter of Registration approving us as a producer of cellulosic biofuel through the operation of our Demopolis, Alabama bleached paperboard mill. Accordingly, each gallon of black liquor we produced during calendar year 2009 qualifies for a non-refundable CBPC of $1.01 per gallon. The CBPC is a taxable credit which results in an after-tax credit value of approximately $0.62 per gallon. We calculated the aggregate undiscounted CBPC, net of expected income taxes and interest, to be approximately $112 million. Any CBPC unused in any particular tax year may be carried forward and utilized in future years. Although the statute is unclear as to the expiration date of these credit carryforwards, it will be no earlier than December 31, 2012.

The after tax value of the CBPC credit is of greater value to us than the AFMC previously claimed. Once the IRS concluded in fiscal 2010 that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009 qualifies for the CBPC

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and approved our application as a qualified producer, we, in accordance with the applicable IRS instructions for claiming the CBPC and returning the AFMC in this circumstance, amended our 2009 federal income tax return to claim the CBPC credit rather than the AFMC. We have filed our fiscal 2010 federal and state tax returns and we expect to file our 2012 and 2013 federal and state tax returns claiming the remainder of the CBPC. The cumulative impact of CBPC election, net of the AFMC, was an increased after-tax benefit of $27.6 million, which was recorded as a reduction of income tax expense in fourth quarter of fiscal 2010 and accounted for as a cumulative catch-up of a transaction directly with the government in its capacity as a taxing authority.

Smurfit-Stone submitted refund claims for alternative fuel mixture credits related to production at its qualifying U.S. mills in calendar 2009. As a result of the refund claims, Smurfit-Stone recorded unrecognized tax benefits related to the tax position that alternative fuel mixture credits are not taxable and increased the tax value of their NOL carryforwards and recorded a corresponding reserve related to this position. See discussion in “Note 13. Income Taxes”.

Note 6.	Acquisitions

Smurfit-Stone Acquisition

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation. We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued September 30, 2011 for the resolution of Smurfit-Stone bankruptcy claims, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone stock options as discussed in “Note 16. Share-Based Compensation”. The reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order. The shares issued were valued at $76.735 per share which represents the average of the high and low stock price on the acquisition date.

As discussed in "Note 9. Debt" we entered into a new Credit Facility and amended our receivables-backed financing facility at the time of the Smurfit-Stone Acquisition. We recorded a loss on extinguishment of debt of approximately $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the Terminated Credit Facility and capitalized approximately $43.3 million of debt issuance costs in other assets related to the new and amended credit agreements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. There were no significant changes to preliminary amounts previously reported. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances, thus, the allocation of the purchase price is preliminary and subject to material revision.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Opening balance effective May 27, 2011 (in millions):

Current assets, net of cash acquired	$1,459.5
Property, plant, and equipment	4,391.4
Goodwill	1,091.6
Intangible assets	691.4
Other long-term assets	95.5
Total assets acquired	7,729.4

Current portion of debt	9.4
Current liabilities	816.7
Long-term debt due after one year	1,171.1
Accrued pension and other long-term benefits	1,205.8
Noncontrolling interest and other long-term liabilities	787.8
Total liabilities and noncontrolling interest assumed	3,990.8

Net assets acquired	$3,738.6

We recorded preliminary estimated fair values for acquired assets and liabilities including goodwill and intangibles. The preliminary estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration opportunities and diversification of fiber sourcing) and the assembled work force of Smurfit-Stone. The following table summarizes the weighted average life and gross carrying amount relating to intangible assets recognized in the Smurfit-Stone Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	10.3	$641.3
Favorable contracts	6.9	23.5
Technology and patents	8.0	13.3
Trademarks and tradenames	3.5	10.3
Non-compete agreements	2.0	3.0
Total	10.0	$691.4

None of the intangibles has significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from 1 to 18 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition had taken place on October 1, 2009. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in millions).

	Year Ended September 30,
	2011	2010
	(Unaudited)
Net sales	$9,574.5	$8,959.6
Net income attributable to Rock-Tenn Company shareholders	$334.5	$1,390.5

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income for fiscal 2011 is not comparable to fiscal 2010 as fiscal 2010 included reorganization income from Smurfit-Stone's bankruptcy emergence and a gain on fresh start accounting adjustments which were partially offset by other reorganization charges. Fiscal 2011 revenues associated with the Smurfit-Stone Acquisition since the acquisition were $2,273.7 million. Disclosure of earnings associated with the Smurfit-Stone Acquisition since the date acquired for fiscal 2011 is not practicable as it is not being operated as a standalone business.

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

Unaudited pro forma earnings for fiscal 2011 were adjusted to exclude $59.4 million of acquisition inventory step-up expense, $97.8 million of employee compensation related items consisting primarily of certain change in control payments and acceleration of stock-based compensation, $48.2 million of acquisition costs which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees, and $81.5 million of loss on extinguishment of debt. The fiscal 2010 information has been adjusted to include the impact of the expenses noted above for fiscal 2011 in order to present the unaudited pro forma financial information as if the transaction had occurred on October 1, 2009. Included in earnings for fiscal 2011 are $35.9 million of integration related costs which primarily consist of severance and other employee costs and professional services.

Innerpac Holding Acquisition

On August 27, 2010, we acquired the stock of Innerpac Holding Company for $23.9 million, net of cash acquired of $0.1 million. We acquired the Innerpac business to expand our presence in the corrugated and specialty partition markets. The acquisition also increases our vertical integration. We have included the results of these operations since the date of acquisition in our consolidated financial statements in our Consumer Packaging segment. The acquisition included $12.1 million of customer relationship intangible assets and $10.8 million of goodwill. Approximately $0.5 million and $6.5 million of the customer relationship intangible assets and goodwill, respectively, are deductible for income tax purposes. We are amortizing the customer relationship intangible on a straight-line basis over 15 years.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $93.3 million, $7.4 million, and $13.4 million for fiscal 2011, 2010, and 2009, respectively. Of these costs, $17.7 million, $4.5 million, and $3.3 million were non-cash for fiscal 2011, 2010, and 2009, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the fiscal year, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(a)	Fiscal 2011	$16.7	$7.8	$1.2	$1.1	$0.7	$27.5
	Fiscal 2010	0.6	0.6	—	—	0.1	1.3
	Fiscal 2009	1.6	(0.1)	0.4	0.1	1.1	3.1
	Cumulative	20.3	8.6	1.6	1.2	1.9	33.6
	Expected Total	20.3	8.6	1.9	3.2	2.5	36.5
Consumer Packaging(b)	Fiscal 2011	1.0	2.3	0.9	0.7	0.2	5.1
	Fiscal 2010	3.7	1.1	0.2	0.1	0.7	5.8
	Fiscal 2009	0.7	0.5	0.6	0.1	1.5	3.4
	Cumulative	6.3	4.7	1.7	0.9	2.4	16.0
	Expected Total	6.5	5.4	2.7	1.8	2.7	19.1
Recycling and Waste Solutions(c)	Fiscal 2011	—	—	—	0.1	—	0.1
	Fiscal 2010	—	—	—	0.1	—	0.1
	Fiscal 2009	—	—	—	0.1	—	0.1
	Cumulative	—	—	—	0.3	0.1	0.4
	Expected Total	—	—	—	0.4	0.1	0.5
Other(d)	Fiscal 2011	—	—	—	—	60.6	60.6
	Fiscal 2010	—	—	—	—	0.2	0.2
	Fiscal 2009	—	—	—	—	6.8	6.8
	Cumulative	—	—	—	—	77.2	77.2
	Expected Total	—	—	—	—	77.2	77.2
Total	Fiscal 2011	$17.7	$10.1	$2.1	$1.9	$61.5	$93.3
	Fiscal 2010	$4.3	$1.7	$0.2	$0.2	$1.0	$7.4
	Fiscal 2009	$2.3	$0.4	$1.0	$0.3	$9.4	$13.4
	Cumulative	$26.6	$13.3	$3.3	$2.4	$81.6	$127.2
	Expected Total	$26.8	$14.0	$4.6	$5.4	$82.5	$133.3

(1)
“Net property, plant and equipment” as used in this Note 7 is the sum of property, plant and equipment, impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies and accelerated depreciation on such assets.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(a)
The Corrugated Packaging segment current year charges primarily reflect the announced closure of six corrugated container plants acquired in the Smurfit-Stone Acquisition (each initially recorded in fiscal 2011 and five of the six were closed in fiscal 2011) and our Hauppauge, New York sheet plant (initially recorded in fiscal 2010 and closed in fiscal 2011). The cumulative charges are primarily for the seven facilities mentioned above and for the impairment of certain assets and a customer relationship intangible at one of our corrugated graphics subsidiaries and our Greenville, South Carolina sheet plant (initially recorded in fiscal 2008 and closed in fiscal 2009). We have transferred a substantial portion of each facilities production to our other corrugated plants.

(b)
The Consumer Packaging segment current year charges primarily reflect the closure of our Milwaukee, Wisconsin folding carton facility and reflect the closure of our El Paso, Texas, Cicero, Illinois and Santa Fe, California (each initially recorded and closed in fiscal 2011) and our Keene, New Hampshire (initially recorded and closed in fiscal 2010) interior packaging plants, and our Columbus, Indiana laminated paperboard converting operation and our Macon, Georgia drum manufacturing operation (each initially recorded and closed in fiscal 2010). The cumulative charges primarily reflect the actions mentioned above as well as the closure of our Baltimore, Maryland folding carton facility (initially recorded in fiscal 2008 and closed in fiscal 2009) as well as our Drums, Pennsylvania and Litchfield, Illinois interior packaging plants (initially recorded and closed in fiscal 2010 and 2009, respectively).

(c)	The Recycling and Waste Solutions segment charges primarily reflect carrying costs for two collections facilities shutdown in a prior year.

(d)	The expenses in the “Other Costs” column primarily reflect costs incurred as a result of the Smurfit-Stone Acquisition. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses	Total
Fiscal 2011	$20.2	$40.4	$—	$60.6
Fiscal 2009	—	6.8	—	6.8

Acquisition expenses also include expenses associated with other acquisitions not consummated. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, including deferred compensation related to the Southern Container Acquisition (in fiscal 2009), and professional services for work being performed to facilitate the Smurfit-Stone integration. We are evaluating the amount of expenses we expect to incur in future periods as a result of the Smurfit-Stone integration.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and lease commitments, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2011, 2010, and 2009 (in millions):

	2011	2010	2009
Accrual at beginning of fiscal year	$1.4	$1.1	$3.4
Accruals acquired in Smurfit-Stone Acquisition	9.2	—	—
Additional accruals	30.8	1.9	1.8
Payments	(14.4)	(1.6)	(4.0)
Adjustment to accruals	(0.3)	—	(0.1)
Accrual at September 30,	$26.7	$1.4	$1.1

Reconciliation of accruals and charges to restructuring and other costs, net:
	2011	2010	2009
Additional accruals and adjustments to accruals (see table above)	$30.5	$1.9	$1.7
Acquisition expenses	20.2	—	—
Integration expenses	20.2	—	2.7
Deferred compensation expense	—	—	3.5
Net property, plant and equipment	17.7	4.3	2.3
Severance and other employee costs	0.3	0.2	0.4
Equipment relocation	2.1	0.2	1.0
Facility carrying costs	1.9	0.2	0.3
Other	0.4	0.6	1.5
Total restructuring and other costs, net	$93.3	$7.4	$13.4

Note 8.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

		September 30,
		2011		2010
	Weighted Avg. Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11.6	$801.9	$(76.4)	$160.9	$(42.0)
Favorable contracts	9.0	41.8	(10.7)	18.3	(5.0)
Technology and patents	8.1	14.3	(1.4)	1.1	(0.7)
Trademarks and tradenames	27.5	30.1	(2.8)	19.8	(1.4)
Non-compete agreements	2.1	5.1	(2.5)	2.1	(1.6)
Total	11.9	$893.2	$(93.8)	$202.2	$(50.7)

During fiscal 2011, 2010, and 2009, intangible amortization expense was $42.4 million, $11.9 million, and $12.5 million, respectively. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

2012	$87.5
2013	84.0
2014	80.7
2015	76.8
2016	76.2

Note 9.	Debt

The following were individual components of debt (in millions):

	September 30, 2011	September 30, 2010
8.20% secured notes due August 2011(a)	$—	$155.8
5.625% secured notes due March 2013(b)	80.9	81.1
9.25% unsecured notes due March 2016(c)	299.2	299.1
Term loan facilities(d)	2,223.1	470.1
Revolving credit and swing facilities(d)	238.0	11.3
Receivables-backed financing facility(e)	559.0	75.0
Industrial development revenue bonds, bearing interest at variable rates (2.54% at September 30, 2011 and 2.06% at September 30, 2010)(f)	17.4	17.4
Other debt	28.2	19.1
Total debt	3,445.8	1,128.9
Less current portion of debt	143.3	231.6
Long-term debt due after one year	$3,302.5	$897.3
A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. During fiscal 2011, 2010, and 2009, amortization of debt issuance costs charged to interest expense was $7.7 million, $6.1 million, and $6.9 million, respectively.

(a)	We repaid the remaining balance of our $250.0 million aggregate principal amount of our 8.20% notes due on August 15, 2011 at maturity.

(b)
In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 2013 (“March 2013 Notes”). Interest on the March 2013 Notes is payable in arrears each September and March. The March 2013 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The March 2013 Notes are senior, secured obligations and rank equally with all other secured debt as they share generally, on a pro-rata basis, in the same collateral that was granted to the banks as part of the Credit Facility. The indenture related to the March 2013 Notes restricts us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. We are amortizing debt issuance costs of approximately $0.8 million over the term of the March 2013 Notes. In the first quarter of fiscal 2010, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. The amount in the table above is net of hedge adjustments resulting from terminated interest rate swaps and unamortized discount. Giving effect to the amortization of the original issue discount, the terminated fair value hedge adjustments and the debt issuance costs, the effective interest rate on the March 2013 Notes is approximately 5.37%.

(c)
On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). Interest on our March 2016 Notes is payable in arrears each March and September. The March 2016 Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. The indenture related to the March 2016 Notes contains incurrence based financial and restrictive covenants applicable to the notes, including limitations on: restricted payments, dividend and other payments affecting restricted subsidiaries (as defined therein), incurrence of debt, asset sales, transactions with affiliates, liens, sale and leaseback transactions and the creation of unrestricted subsidiaries. The March 2016 Notes were originally issued at a discount of $1.4 million and incurred debt issuance costs of $4.7 million. On May 29, 2009, we issued an additional $100.0 million aggregate principal amount of March 2016 Notes (the “Additional Notes”) and as a result incurred debt issuance costs of approximately $2.7 million related to the Additional Notes; these debt issuance costs, together with the original issue debt discount and debt issuance costs, are being amortized through the maturity date of the March 2016 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the March 2016 Notes and the Additional Notes is approximately 9.63%.

(d)	On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $3.7 billion. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and a $750 million, 7-year term loan B facility. The Credit Facility is pre-payable at any time. The borrowings under the Credit Facility were primarily used to finance the Smurfit-Stone Acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. We may borrow amounts under the revolving credit facility to provide for working capital and general corporate requirements, including acquisitions permitted pursuant to the Credit Facility. Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $300.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars. At September 30, 2011, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $300.0 million. At September 30, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $91.1 million, were approximately $1,145.9 million.
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

	Range	September 30, 2011
Applicable margin/percentage for determining:
LIBOR-based loans and banker's acceptance advances interest rate (1)	1.50%-2.25%	2.0%
Base rate-based borrowings (1)	0.50%-1.25%	1.0%
Facility commitment (2)	0.25%-0.35%	0.35%

(1)	The rates vary based on our Leverage Ratio, as defined in the Credit Agreement.

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio, as defined below.
The variable interest rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 2.23% at September 30, 2011. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 3.25% to 4.00% at September 30, 2011.
Borrowings under the term loan B facility have applicable margins of 2.75% for LIBOR-based loans (with LIBOR to be no lower than 0.75%) and 1.75% for base rate-based loans. The interest rate for borrowings under the term loan B facility was 3.50% at September 30, 2011.
All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, including those acquired in the Smurfit-Stone Acquisition, other than certain present and future unrestricted subsidiaries and certain other limited exceptions as well as a pledge of subsidiary stock of certain wholly-owned subsidiaries. In addition, the obligations of Rock-Tenn Company of Canada are guaranteed by Rock-Tenn Company and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, including those acquired in the Smurfit-Stone Acquisition, other than certain present and future unrestricted subsidiaries and certain other limited exceptions.
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
In addition, the term loan A and the revolving credit facility include financial covenants requiring that we maintain a maximum total leverage ratio and minimum interest coverage ratio. The terms of the Credit Facility require us to maintain a leverage ratio (which is the ratio of our total funded debt less certain amounts of unrestricted cash, to Credit Agreement

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBITDA, as defined, for the preceding four fiscal quarters ("Leverage Ratio")) of not greater than 3.75 to 1.00 for fiscal quarters ending from June 30, 2011 through June 30, 2012, and not greater than 3.50 to 1.00 for fiscal quarters ending thereafter. In addition, we must maintain an interest coverage ratio (which is the ratio of Credit Agreement EBITDA for the preceding four fiscal quarters to cash interest expense for such period) of not less than 3.50 to 1.00 for any fiscal quarters ending on or after September 30, 2011. Credit Agreement EBITDA is calculated in accordance with the definition contained in our Credit Agreement. Credit Agreement EBITDA is generally defined as consolidated net income of RockTenn for any fiscal period plus the following to the extent such amounts are deducted in determining such consolidated net income: (i) consolidated interest expense, (ii) consolidated tax expenses, (iii) depreciation and amortization expenses, (iv) financing expenses and write-offs, including remaining portions of original issue discount on prepayment of indebtedness, prepayment premiums and commitment fees, (v) inventory expenses associated with the write up of Smurfit-Stone inventory acquired in the merger and other permitted acquisitions, (vi) all other non-cash charges, (vii) all legal, accounting and professional advisory expenses incurred in respect of the Smurfit-Stone Acquisition and other permitted acquisitions and related financing transactions, (vii) certain expenses and costs incurred in connection with the Smurfit-Stone Acquisition and associated synergies, restructuring charges, and certain other charges and expenses, subject to certain limitations specified in the Credit Facility, (viii) certain other charges and expenses unrelated to the Smurfit-Stone Acquisition subject to certain specified limitations in the Credit Facility, and (ix) for certain periods, run-rate synergies expected to be achieved due to the Smurfit-Stone Acquisition not already included in EBITDA and adjustments to include Smurfit-Stone EBITDA as outlined in the Credit Agreement related to periods prior to the acquisition (“Credit Agreement EBITDA”). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.
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

On May 27, 2011, at the effective time of the Smurfit-Stone Acquisition, in connection with our entry into the Credit Facility, we terminated our existing credit agreement, dated as of March 5, 2008, as amended (the "Terminated Credit Facility"), following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no material early termination penalties incurred as a result of the termination of the Terminated Credit Facility. We recorded a loss on extinguishment of debt of $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the Terminated Credit Facility and capitalized approximately $43.3 million of debt issuance costs in other assets related to the new credit agreements, including amounts related to our receivables-backed financing facility.

(e)
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. The borrowings are classified as long-term at September 30, 2011 and September 30, 2010. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.36% and 2.08% as of September 30, 2011 and September 30, 2010, respectively. The commitment fee for this facility was 0.30% and 1.00% as of September 30, 2011 and September 30, 2010, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2011 and September 30, 2010, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $559.9 million and $135.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2011 was approximately $881.1 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

(f)
The industrial development revenue bonds (“IDBs”) are issued by various municipalities in which we maintain facilities. Each series of bonds is secured by a direct pay letter of credit, or collateralized by a mortgage interest and collateral interest in specific property or a combination thereof. As of September 30, 2011, the outstanding amount of direct pay letters of credit supporting all IDBs was $17.7 million. The letters of credit are renewable at our request so long as no default or event of default has occurred under the Credit Facility. On October 3, 2011 we repaid all of these outstanding

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IDBs.
As of September 30, 2011, the aggregate maturities of debt for the succeeding five fiscal years are as follows (in millions):

2012	$143.3
2013	237.6
2014	716.2
2015	178.5
2016	1,446.4
Thereafter	724.2
Unamortized hedge adjustments from terminated interest rate swaps	0.4
Unamortized bond discount	(0.8)
Total debt	$3,445.8

Note 10.	Derivatives

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

Cash Flow Hedges

For financial derivative instruments that are designated as a cash flow hedge, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the financial derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of September 30, 2011, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of September 30, 2011, the aggregate notional amount of outstanding debt related to these interest rate swaps was $196 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. On October 3, 2011, the aggregate notional amount of these swaps declined to $175 million.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

For financial derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the financial derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. Prior to June 2005, we had a series of interest rate swaps that effectively converted our fixed rate debt to floating rates, thus hedging the fair value of the related fixed rate debt from changes in market interest rates. These interest rate swaps were terminated prior to maturity. The value at termination of these swaps is being amortized to interest expense over the remaining life of the related debt using the effective interest method. During each of the fiscal years 2011, 2010 and 2009, $1.5 million, $1.6 million and $1.9 million, respectively, were amortized to earnings as a reduction of interest expense. During 2010 in connection with the partial extinguishment of our March 2013 Notes, $0.3 million of unamortized gain on previously terminated interest rate swaps was amortized into earnings as a component of loss on extinguishment of debt. In connection with our May 29, 2009 purchase of $93.3 million of tendered August 2011 Notes, $1.0 million, representing the proportionate amount of unamortized gain on previously terminated interest rate swaps associated with the extinguished debt, was reclassified to earnings as a component of loss on extinguishment of debt.

Derivatives not Designated as Accounting Hedges

We have entered into pay-fixed, receive-floating interest rate swap agreements with an aggregate notional amount of $16.6 million. The weighted average fixed rate of interest paid on these interest rate swaps is 3.89% and the floating interest rate received is the three-month LIBOR rate. These interest rate swap agreements have a forward-starting date of December 15, 2011 and a ten-year term. However, both agreements have a mandatory early termination date of December 15, 2011, at which time we will either receive a lump-sum from or pay a lump-sum to our counterparty to terminate the swaps. These interest rate swaps have not been designated as accounting cash flow hedges, and accordingly, the gain or loss is recognized in current earnings.

In connection with our Smurfit-Stone Acquisition we acquired a foreign currency exchange forward contract intended to minimize the exposure to currency exchange rate fluctuations on the Canadian dollar related to a $255 million inter-company Canadian dollar denominated note. This contract expired on June 30, 2011 and we recorded a net gain of $0.6 million related to the settlement of the contract.

As of September 30, 2011 and September 30, 2010, we had the following outstanding commodity derivatives related to forecasted transactions that were not designated as accounting hedges:

	September 30, 2011		September 30, 2010
Commodity	Notional Amount	Unit	Notional Amount	Unit
Fiber purchases, net	8,000	Tons	24,500	Tons

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Derivative Instruments

The following table summarizes the location and amounts of our outstanding derivative instruments fair values in the Consolidated Balance Sheets segregated by type of contract, by assets and liabilities and by designation for the year ended September 30, (in millions):

		Fair Value of Asset Derivatives			Fair Value of Liability Derivatives
		2011	2010		2011	2010
Derivatives designated as hedging instruments:
Interest rate	N/A	$—	$—	Other current liabilities	$3.5	$8.7
Interest rate	N/A	—	—	Other long-term liabilities	—	3.3
		$—	$—		$3.5	$12.0

Derivatives not designated as hedging instruments:
Interest rate	N/A	$—	$—	Other current liabilities	$2.5	$—
Interest rate	N/A	—	—	Other long-term liabilities	—	1.2
Commodity	Other current assets	0.9	1.2	Other current liabilities	0.6	0.4
Commodity	Other assets	—	0.2	N/A	—	—
		$0.9	$1.4		$3.1	$1.6

Total fair values		$0.9	$1.4		$6.6	$13.6

The following tables summarize the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income segregated by type of contract and designation.

Derivatives in Cash Flow Hedging Relationships:

Amount of gain or (loss) recognized in other comprehensive income on derivative – effective portion for the years ended September 30 (in millions):

Type of Derivative	2011	2010
Interest rate	$(0.4)	$(6.5)
Commodity	—	0.3
Total	$(0.4)	$(6.2)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income – effective portion, and location of where gain or (loss) is recorded for the years ended September 30 (in millions):

Type of Derivative	Location	2011	2010
Interest rate	Interest expense	$(6.9)	$(10.7)
Commodity	Net sales	—	0.8
Total		$(6.9)	$(9.9)

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount of gain or (loss) recognized in income on derivative – ineffective portion and amount excluded from effectiveness testing, and location of where gain or (loss) is recorded for the years ended September 30 (in millions):

Type of Derivative	Location	2011	2010
Commodity	Net sales	$—	$(0.6)

Derivatives Not Designated As Hedging Instruments:

Amount of gain or (loss) recognized in income on derivative and location of where gain or (loss) is recorded for the years ended September 30 (in millions):

Type of Derivative	Location	2011	2010
Interest rate	Selling, general and administrative expenses	$(1.3)	$(1.7)
Foreign Currency Exchange	Interest income and other income (expense), net	0.6	—
Commodity	Net sales	0.6	0.9
Total		$(0.1)	$(0.8)

As of September 30, 2011, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $2.2 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives and commodity derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. The aggregate fair value of interest rate swaps under these agreements that are in a liability position on September 30, 2011, is approximately $3.5 million. These interest rate swaps share the same collateral as that of our Credit Facility and no other collateral has been posted by us against these interest rate swap obligations. If we were to default on these agreements, we may be required to settle our obligations at their termination value of approximately $3.5 million. Certain of our commodity derivative contracts contain contingent provisions that require us to provide the counterparty with collateral if the credit rating on our debt, as provided by major credit rating agencies, falls below certain specified minimums, or if the fair value of our obligation exceeds specified threshold amounts. The aggregate fair value of all commodity derivative instruments with these contingent features that are in a liability position on September 30, 2011 is approximately $0.5 million.

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

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have rabbi trusts which hold certain of the assets of our supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. The assets of our Supplemental Plans are invested primarily in mutual funds and are reported at fair value based on quoted prices in active markets. The fair value of our Supplemental Plans is designated as Level 1.

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

In connection with the Smurfit-Stone Acquisition we acquired an off-balance sheet arrangement for an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone sold timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. Smurfit-Stone received $225 million in cash, with the balance of $485 million in the form of installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC, a wholly-owned non-consolidated variable interest entity under the provisions of ASC 860, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for by Smurfit-Stone as a sale under ASC 860. The residual interest in the notes was $22.4 million at September 30, 2011 and is included in other assets in the accompanying consolidated balance sheets. Cash flows received on the Company's retained interest in TNH were approximately $0.6 million for the four months ended September 30, 2011 following the Smurfit-Stone Acquisition. TNH and its creditors have no recourse to us in the event of a default on the installment notes. The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows. We have designated the fair value of our Timber Note Holdings investment as Level 3.

We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

As of September 30, 2011, the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis, for each hierarchy level, is summarized in the following table (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Supplemental Plans	$5.0	$—	$—	$5.0
Interest rate derivatives	—	—	—	—
Commodity derivatives	—	—	0.9	0.9
Timber Note Holdings Investment	—	—	22.4	22.4

Liabilities:
Interest rate derivatives	$—	$6.0	$—	$6.0
Commodity derivatives	—	—	0.6	0.6

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the net changes in the fair values of our Level 3 Commodity derivatives for the years ended September 30 (in millions):

	2011	2010
Beginning asset balance, net	$1.0	$0.6
Realized and unrealized net gains recorded in net sales	0.6	0.6
Settlements	(1.3)	(0.2)
Ending asset balance, net	$0.3	$1.0

The following table provides a summary of the net changes in the fair values of our Level 3 Timber Notes Holding Investment since the Smurfit-Stone Acquisition for the year ended September 30, (in millions):

2011
Acquired asset balance	$21.8
Realized and unrealized net gains recorded in equity income	0.6
Settlements	—
Ending asset balance	$22.4

The following table provides a summary of unrealized net gains and losses during the years ended September 30, 2011 and September 30, 2010 that are attributable to changes in unrealized gains and losses of Level 3 derivatives assets and liabilities still held at September 30, 2011 and September 30, 2010 (in millions):

	2011	2010
Unrealized net gain recorded in net sales	$0.1	$0.9

Financial Instruments not Recognized at Fair Value

Financial instruments that are not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	September 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
August 2011 Notes(1)	$—	$—	$155.8	$162.8
March 2013 Notes(1)	80.9	83.1	81.1	84.1
March 2016 Notes(1)	299.2	318.7	299.1	330.0
Term loan facilities(2)	2,223.1	2,223.1	470.1	466.1
Revolving credit and swing facilities(2)	238.0	238.0	11.3	11.3
Receivables-backed financing facility(2)	559.0	559.0	75.0	75.0
Industrial development revenue bonds(2)	17.4	17.4	17.4	17.4
Other long-term debt(3)	28.2	30.3	19.1	20.5
Total debt	$3,445.8	$3,469.6	$1,128.9	$1,167.2

(1)	Fair value is based on the quoted market prices for the same or similar issues.

(2)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

(3)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2011 and 2010, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 12.	Leases
We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2011, future minimum lease payments under all noncancelable leases for the succeeding five fiscal years are as follows (in millions):

2012	$60.8
2013	50.1
2014	40.9
2015	33.6
2016	27.8
Thereafter	109.0
Total future minimum lease payments	$322.2
Rental expense for the years ended September 30, 2011, 2010, and 2009 was approximately $42.6 million, $21.6 million and $24.1 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment. The increase in fiscal 2011 is associated with the Smurfit-Stone Acquisition.

Note 13.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
United States	$163.7	$263.6	$291.8
Foreign	51.8	31.8	25.7
Income before income taxes	$215.5	$295.4	$317.5

 The provision (benefit) for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2011	2010	2009
Current income taxes:
Federal	$(0.4)	$92.7	$33.9
State	0.5	11.3	3.3
Foreign	9.4	11.8	8.4
Total current	9.5	115.8	45.6
Deferred income taxes:
Federal	55.5	(57.6)	44.7
State	1.5	5.2	2.4
Foreign	3.0	1.3	(1.1)
Total deferred	60.0	(51.1)	46.0
Provision for income taxes	$69.5	$64.7	$91.6

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(2.5)	—	—
Adjustment and resolution of federal and state tax uncertainties	0.3	(0.3)	(0.2)
State taxes, net of federal benefit	2.3	1.9	1.7
Research and development and other tax credits, net of valuation allowances	(1.1)	(1.5)	(1.7)
Alternative fuel credits	—	(3.4)	(6.2)
Cellulosic biofuel credit, net of incremental state tax impact	—	(9.4)	—
Income attributable to noncontrolling interest	(0.3)	(0.2)	(0.3)
Nondeductible deal fees	1.3	—	—
Other, net	(2.7)	(0.2)	0.6
Effective tax rate	32.3%	21.9%	28.9%

The amount included above for state taxes, net of federal benefit for fiscal 2010 has been adjusted to exclude the incremental state tax expense recorded related to the cellulosic biofuel producer credit. The state tax amount has been included in the amount shown for cellulosic biofuel producer credit.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2010, we recognized approximately $29.0 million of an alternative fuel mixture credit, which is not taxable for federal or state income tax purposes for the period October 1, 2009 to December 31, 2009 because we claimed the credit on our fiscal 2009 federal income tax return rather than as an excise tax refund. Additionally, we recorded a tax benefit of $27.6 million related to the cellulosic biofuel producer credit. In fiscal 2010, we recorded a tax benefit of $4.4 million related to research, foreign tax, and other federal tax credits. For additional information regarding the AFMC or the CBPC see “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit”.

In fiscal 2009, we recorded a $1.7 million tax benefit related to research tax credits, and a $3.7 million tax benefit related to other federal and state tax credits and we recognized approximately $55.4 million of an alternative fuel mixture credit, which is not taxable for federal or state income tax purposes as discussed above.

We incurred research and development costs of an estimated $17 million, $12 million and $12 million in fiscal 2011, 2010, and 2009, respectively.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2011	2010
Deferred income tax assets:
Accruals and allowances	$17.6	$2.3
Employee related accruals and allowances	113.4	20.5
Pension obligations	447.3	54.1
State net operating loss carryforwards	54.5	4.0
State credit carryforwards, net of federal benefit	51.7	41.6
CBPC and other federal tax credit carryforwards	220.8	79.2
Federal net operating loss carryforwards	167.7	0.7
Restricted stock and options	22.3	10.4
Other	17.0	2.6
Valuation allowances	(48.0)	(40.2)
Total	1,064.3	175.2
Deferred income tax liabilities:
Property, plant and equipment	1,385.0	211.3
Deductible intangibles and goodwill	288.1	57.5
Inventory reserves	108.6	0.8
Deferred gain	57.1	—
Other	0.6	7.3
Total	1,839.4	276.9
Net deferred income tax liability	$775.1	$101.7

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2011	2010
Current deferred tax asset	$52.0	$64.7
Long-term deferred tax liability	827.1	166.4
Net deferred income tax liability	$775.1	$101.7

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2011 and September 30, 2010, we had federal net operating losses, inclusive of Smurfit-Stone's historical net operating losses, of approximately $479.0 million and $2.1 million. These loss carryforwards generally expire within 20 years. The September 30, 2011 federal net operating loss carryforwards exclude $15.4 million due to stock compensation excess tax benefits. These excluded federal net operating losses will be realized and recorded in the period when these carryforwards reduce an income tax liability.

At September 30, 2011 and September 30, 2010, gross net operating losses, for state tax reporting purposes, of approximately $1,339 million and $79 million, respectively, were available for carryforward. These loss carryforwards generally expire within 5 to 20 years. The tax effected values of these net operating losses are $54.5 million and $4.0 million at September 30, 2011 and 2010, respectively, exclusive of valuation allowances of $3.8 million and $1.2 million at September 30, 2011 and 2010, respectively.

At September 30, 2011 and 2010, certain allowable state tax credits were available for carryforward. Accordingly, $51.7 million and $41.6 million have been recorded as deferred income tax assets at September 30, 2011 and 2010, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits do not expire. Valuation allowances of $39.0 million and $33.4 million at September 30, 2011 and 2010, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. These valuation allowances include $33.6 million and $33.1 million, respectively, related to state investment and employment tax credits generated by our Southern Container Acquisition and its subsequent operations as of September 30, 2011 and 2010, respectively. At September 30, 2011 and September 30, 2010, we had income tax receivables of $34.7 million and $1.4 million, respectively, and current deferred income taxes of $52.0 million and $64.7 million, respectively, included in other current assets.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2011, 2010, and 2009 (in millions):

	2011	2010	2009
Balance at the beginning of period	$40.2	$37.2	$31.5
Charges to costs and expenses	5.8	5.6	12.0
Allowances related to acquisitions(a)	7.8	—	(10.5)
Charges to other comprehensive income	—	—	4.2
Deductions	(5.8)	(2.6)	—
Balance at the end of period	$48.0	$40.2	$37.2

(a)	Allowances related to acquisitions in fiscal 2011 and fiscal 2009 are related to the Smurfit-Stone Acquisition and the Southern Container Acquisition, respectively.

We have considered a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. Earnings of all other foreign subsidiaries are considered indefinitely invested in their respective foreign operations. As of September 30, 2011, we estimate those indefinitely invested earnings to be approximately $95.0 million. We have not provided for any incremental United States taxes that would be due upon the repatriation of those earnings to the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. We estimate the amount of unrecognized deferred income tax liability on these indefinitely reinvested earnings to be approximately $7.6 million.

As of the September 30, 2011, the gross amount of unrecognized tax benefits was approximately $287.9 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $281.1 million would benefit the effective tax rate. The unrecognized tax benefits includes $254 million related to our tax position that alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition are not taxable. We increased the tax value of our NOL carryforwards by $254 million and recorded a corresponding reserve related to this position. As of the September 30, 2010, the gross amount of unrecognized tax benefits was approximately $12.2 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $4.8 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2011	2010	2009
Balance at the beginning of period	$12.2	$13.1	$12.6
Additions related to acquisitions(a)	275.5	—	1.7
Additions for tax positions taken in prior years	1.5	1.3	0.5
Reductions as a result of a lapse of the applicable statute of limitations	(1.3)	(2.2)	(1.7)
Balance at the end of period	$287.9	$12.2	$13.1

(a)	Additions related to acquisitions in fiscal 2011 and fiscal 2009 are related to the Smurfit-Stone Acquisition and the Southern Container Acquisition, respectively.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2011 and September 30, 2010, we had a recorded liability of $3.9 million and $3.5 million, respectively, for the payment of interest and penalties related to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2011 and 2010 include $0.4 million and $1.6 million, respectively, related to interest and penalties related to the liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2008. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 14.	Retirement Plans

We have defined benefit pension plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

Salaried and nonunion hourly employees hired on or after January 1, 2005 are not eligible to participate in RockTenn benefit plans in effect prior to the Smurfit-Stone Acquisition. However, we provide an enhanced 401(k) plan match for such employees. The defined benefit pension plans acquired in connection with the Smurfit-Stone Acquisition cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. These plans were frozen for salaried employees at various stages prior to the acquisition. The postretirement plans that were acquired in connection with the Smurfit-Stone Acquisition provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The references in the tables that follow to Canadian pension plans and U.S. and Canadian postretirement plans are plans acquired in the Smurfit-Stone acquisition.

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our Defined Benefit Investment Committee meets at least four times a year with an investment advisor to review each management firm’s performance and monitor their compliance with their stated goals, our investment policy and applicable regulatory requirements in the U.S. and Canada.

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisor, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Target Allocations

	US Plans		Canadian Plans
	2011	2010	2011
Equity investments	41%	50-80%	38%
Fixed income investments	46%	15-45%	56%
Short term investments	2%	0-35%	2%
Alternative investments	11%	0-10%	4%

At September 30, 2011 we were in the process of transitioning to our target allocations.

Our pension plans’ asset allocations at September 30 by asset category, were as follows:

	US Plans		Canadian Plans
	2011	2010	2011
Equity investments	28%	56%	35%
Fixed income investments	50%	31%	61%
Short-term investments	13%	2%	1%
Alternative investments	9%	11%	3%
Total	100%	100%	100%

We manage our retirement plans in accordance with the provisions of ERISA and the regulations pertaining thereto as well as applicable legislation in Canada. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our alternative investments also meet our multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We currently expect to contribute approximately $352 million to our qualified defined benefit pension plans in fiscal 2012 (unaudited). The expense for multi-employer plans for collective bargaining employees generally equals the contributions for these plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. We use a September 30 measurement date.

The assumptions used to measure the benefit plan obligations at September 30 were:

	Pension Plans		Postretirement plans
	2011	2010	2011
Discount rate – U.S. Plans	5.27%	5.41%	5.27%
Rate of compensation increase--U.S Plans	3.22%	0.4-3.50%	N/A
Discount rate--Canadian Plans	4.90%	N/A	4.90%
Rate of compensation increase--Canadian Plans	3.13%	N/A	N/A
Discount rate – SERP and Other Executive Plans	0.87 - 4.61%	3.21%	N/A
Rate of compensation increase--SERP and Other Executive Plans	0 - 6.00%	6.00%	N/A

We determine the discount rate with the assistance of actuaries. At September 30, 2011, the discount rate for the U.S. pension and postretirement plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the Canadian pension, postretirement plans, SERP and the other executive plans was determined based on a yield curve developed by our actuary.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2011 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. For fiscal 2012, we are changing our expected rate of return to 8.0% for our U.S. plans and remain at 6.0% for our Canadian plans based on an updated analysis of our long-term expected rate of return and our current asset allocation.

Changes in benefit obligation for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2011	2010	2011
Benefit obligation at beginning of year	$472.1	$438.9	$0.8
Service cost	17.2	11.1	0.6
Interest cost	95.1	23.8	3.2
Amendments	0.6	0.3	(1.0)
Actuarial loss	127.4	14.3	2.0
Plan participant contributions	1.2	—	2.3
Benefits paid	(101.6)	(16.3)	(6.4)
Business combinations	3,823.3	—	169.7
Foreign currency rate changes	(71.8)	—	(3.7)
Benefit obligation at end of year	$4,363.5	$472.1	$167.5

The accumulated benefit obligation of the pension plans was $4,318.8 million and $458.3 million at September 30, 2011 and 2010, respectively. At September 30, 2011 and 2010, no plans had a fair value of plan assets which exceeded their accumulated benefit obligation. Changes in plan assets for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2011	2010	2011
Fair value of plan assets at beginning of year	$306.3	$277.3	$—
Actual gain (loss) on plan assets	(114.8)	24.6	—
Employer contributions	62.4	20.7	4.1
Plan participant contributions	1.2	—	2.3
Benefits paid	(101.6)	(16.3)	(6.4)
Business combinations	2,823.8	—	—
Foreign currency rate changes	(57.9)	—	—
Fair value of assets at end of year	$2,919.4	$306.3	$—

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the under funded status recognized in the consolidated balance sheets at September 30 (in millions):

	Pension Plans		Postretirement Plans
	2011	2010	2011
Other current liability	$(13.1)	$(0.5)	$(12.3)
Accrued pension and other long-term benefits	(1,431.0)	(165.3)	(155.2)
Net amount recognized	$(1,444.1)	$(165.8)	$(167.5)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost consist of (in millions):

	Pension Plans		Postretirement Plans
	2011	2010	2011
Net actuarial loss	$520.8	$205.7	$2.0
Prior service cost (credit)	3.2	3.2	(1.0)
Total accumulated other comprehensive loss	$524.0	$208.9	$1.0

The pre-tax amounts recognized in other comprehensive loss are as follows at September 30 (in millions):

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011
Net actuarial loss arising during period	$334.0	$13.6	$121.3	$2.0
Amortization of net actuarial loss	(18.9)	(19.3)	(7.4)	—
Prior service cost (credit) arising during period	0.7	0.2	1.5	(1.0)
Amortization of prior service cost	(0.7)	(0.9)	(1.2)	—
Net amount recognized in other comprehensive loss	$315.1	$(6.4)	$114.2	$1.0

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011
Service cost	$17.2	$11.1	$8.0	$0.6
Interest cost	95.1	23.8	23.6	3.2
Expected return on plan assets	(91.9)	(23.9)	(22.4)	—
Amortization of net actuarial loss	18.9	19.3	7.4	—
Amortization of prior service cost	0.7	0.9	1.2	—
Company defined benefit plan expense	40.0	31.2	17.8	3.8
Multi-employer plans for collective bargaining employees	4.6	1.8	1.6	—
Net pension cost	$44.6	$33.0	$19.4	$3.8

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") are as follows at September 30:

2011
U.S. Plans
Health care cost trend rate assumed for next year	9.63%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%
Year the rate reaches the ultimate trend rate	2030
Canadian Plans
Health care cost trend rate assumed for next year	7.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.70%
Year the rate reaches the ultimate trend rate	2029

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of September 30, 2011 by approximately $10 million and would increase and decrease the annual net periodic postretirement benefit cost for 2011 by an immaterial amount.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011
Discount rate – U.S. Plans	5.50%	5.53%	7.50%	5.56%
Rate of compensation increase--U.S Plans	3.11%	2.0-3.5%	3.0-3.5%	N/A
Expected long-term rate of return on plan assets -- U.S. Plans	7.86%	8.65%	8.65%	N/A
Discount rate -- Canadian Plans	5.13%	N/A	N/A	5.13%
Rate of compensation increase -- Canadian Plans	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets -- Canadian Plans	6.00%	N/A	N/A	N/A
Discount rate – SERP and Other Executive Plans	0.24 - 5.09%	4.21%	6.25-7.375%	N/A
Rate of compensation increase SERP and Other Executive Plans	0.00 - 6.00%	N/A	N/A	N/A

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2012 are as follows (in millions):

	Pension Plans	Postretirement Plans
Actuarial loss	$20.5	$—
Prior service cost (credit)	0.6	(0.1)
	$21.1	$(0.1)

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projection of estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans	Postretirement Plans
2012	$272.8	$12.6
2013	265.2	13.1
2014	292.2	13.3
2015	276.0	13.3
2016	282.7	13.1
Years 2017 – 2021	1,481.4	64.9

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2011 and September 30, 2010 (in millions):

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$266.6	$154.6	$112.0	$—
Non-U.S.equities(a)	611.3	215.8	395.5	—
Fixed income securities:
U.S. government securities(b)	115.3	61.3	54.0	—
Non-U.S. government securities(c)	295.7	8.0	287.7	—
US corporate bonds(c)	628.1	75.2	552.9	—
Non-US corporate bonds(c)	389.6	128.2	260.0	1.4
Mortgage-backed securities(c)	36.6	—	36.6	—
Other fixed income(d)	73.0	4.4	68.6	—
Short-term investments(e)	289.9	289.9	—	—
Other investments:
Alternative investments(f)	213.3	—	31.4	181.9
	$2,919.4	$937.4	$1,798.7	$183.3

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$147.2	$135.4	$11.8	$—
Non-U.S.equities(a)	24.7	24.7	—	—
Fixed income securities:
U.S. government securities(b)	23.3	—	23.3	—
Non-U.S. government securities(c)	7.4	—	7.4	—
US corporate bonds(c)	21.5	9.4	12.1	—
Non-US corporate bonds(c)	8.0	—	6.6	1.4
Mortgage-backed securities(c)	29.7	—	29.7	—
Other fixed income(d)	5.9	—	5.9	—
Short-term investments(e)	5.1	5.1	—	—
Other investments:
Alternative investments(f)	33.5	—	10.5	23.0
	$306.3	$174.6	$107.3	$24.4

_______________

(a)
Equity securities are comprised of the following investment types: (i) common stock; (ii) preferred stock; (iii) equity exchange traded funds; and (iv) commingled equity funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. The investment in exchange traded funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The commingled funds investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

(b)	U.S. government securities include treasury and agency debt. These investments are valued using a broker quote in an active market.

(c)
These investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The U.S. corporate bonds category is primarily comprised of U.S. dollar denominated investment grade securities. Commingled debt funds are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

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

(f)
Alternative investments are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date. The alternative investments are diversified across multiple asset managers and several types of asset classes including hedge funds, private equity partnerships and real estate funds.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in our Level 3 pension plan assets for the years ended September 30, 2011 and 2010 (in millions):

	Non-US Corporate Bonds	Other Fixed Income	Alternative Investments	Total
Balance as of September 2009	$—	$90.5	$27.4	$117.9
Purchases, sales, issuances, and settlements, net	1.3	(95.0)	(6.9)	(100.6)
Unrealized (losses)/gains, net, relating to instruments still held at end of year	0.1	4.5	2.5	7.1
Balance as of September 30, 2010	$1.4	$—	$23.0	$24.4
Purchases, sales, issuances, and settlements, net	—	—	179.2	179.2
Unrealized (losses)/gains, net, relating to instruments still held at end of year	—	—	—	—
Transfers in / (out) of level 3	—	—	(20.3)	(20.3)
Balance as of September 30, 2011	$1.4	$—	$181.9	$183.3

The pension assets acquired in connection with the fiscal 2011 Smurfit-Stone Acquisition are included in the Purchases, sales, issuances, and settlements, net line in the table above. They are the primary reason for the increase in the level three assets in fiscal 2011. Various alternative investments are subject to initial one-year lock-up restrictions with monthly or quarterly redemption requirements that include a specified notice period in order to liquidate. As such, these alternative investments are categorized as level 3 assets. In addition, during the year we sold certain level 3 fixed income investments that were participating in securities lending arrangements.
Defined Contribution Plans
We have 401(k) and other defined contribution plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Due primarily to acquisitions, we have plans with varied terms with company contributions ranging from 0% to 7%. During fiscal 2011, 2010, and 2009, we recorded expense of $20.3 million, $12.3 million, and $11.2 million, respectively, related to the 401(k) plans and defined contribution plans.
Supplemental Retirement Plans
We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based section was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in certain 401(k) plans in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. In addition, amounts are contributed for certain executives whose participation in our pension plans is limited or excluded. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations (the “Obligations”), and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and eligible bonus. We match $0.50 on the dollar of the amount contributed by participants in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses as if the credits to the participant’s account had been invested in the benchmark investment alternatives available under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The amount recorded for both the asset and liability was approximately $5.0 million at September 30, 2011. The benchmark investment alternatives available under the Supplemental Plans are the same as the investment alternatives available under our 401(k) plans or are, in our view, comparable to the investment alternatives available under our 401(k) plans. The recorded expense for the current fiscal year and the preceding two fiscal years was not significant.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Shareholders’ Equity

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan as amended allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, in fiscal 2010 we repurchased approximately 0.1 million shares for an aggregate cost of $3.6 million. In fiscal 2011 and 2009, we did not repurchase any shares of Common Stock. As of September 30, 2011, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

Note 16.	Share-Based Compensation

Stock-based Compensation Plan

We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our 2004 Incentive Stock Plan, as amended. We also have options and restricted stock outstanding under our preexisting 1993 Stock Option Plan, as amended and restated, and our 2000 Incentive Stock Plan. We also maintain an employee stock purchase plan that provides for the purchase of shares by all of our eligible employees at a 15% discount.

Our 2004 Incentive Stock Plan, as amended, allows for the granting of options and restricted stock, stock appreciation rights and restricted stock units to certain key employees and directors for the issuance of approximately 4.6 million shares of Common Stock, which consists of 4.1 million shares authorized under our 2004 Incentive Stock Plan plus certain shares available for issuance under preexisting plans. As of September 30, 2011, approximately 0.7 million shares were available for the future grant of awards. If all adjustable share restricted stock awards achieve the maximum adjustment of target, approximately 0.4 million additional shares would be issued and reduce the number of shares available for future grant by the same amount. Our board of directors has authorized, subject to shareholder approval, an additional approximately 3.6 million shares of our Common Stock available for future awards under our 2004 Incentive Stock Plan.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan. The shares available for issuance, and stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of our Common Stock and options and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the merger agreement. Future grants under this plan will be exclusive to legacy Smurfit-Stone employees who continue employment with RockTenn. The number of shares available under this plan upon conversion was approximately 4.0 million shares. As of September 30, 2011, approximately 2.6 million shares were available for future grants. If all adjustable share restricted stock awards achieve the maximum adjustment of target, approximately 0.1 million additional shares would be issued and reduce the number of shares available for future grant by the same amount.

Our results of operations for the fiscal years ended September 30, 2011, 2010, and 2009 include share-based compensation expense of $21.4 million, $16.0 million and $11.9 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $8.2 million, $6.0 million and $4.5 million, for the fiscal years ended September 30, 2011, 2010, and 2009, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. There were no excess tax benefits recognized in fiscal 2011 as we were in a net operating loss carryforward position. Excess tax benefits of approximately $4.3 million and $5.5 million were included in cash used for financing activities in fiscal 2010 and 2009, respectively. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2011, 2010, and 2009 was $34.9 million, $5.7 million and $5.4 million, respectively.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Options granted under our plan have an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of up to five years and have 10-year contractual terms. Our option grants provide for accelerated vesting if there is a change in control (as defined in the Plan).

We estimate, at the date of grant, the fair values for the options we granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future.

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods:

	2011	2010	2009
Expected term in years	5.2	5.0	4.9
Expected volatility	46.5%	48.2%	46.4%
Risk-free interest rate	2.1%	2.3%	1.6%
Dividend yield	1.4%	1.4%	1.4%

As part of the Smurfit-Stone Acquisition, outstanding options to purchase Smurfit-Stone common stock under the Smurfit-Stone equity incentive plan were assumed by RockTenn and converted into a vested option to purchase RockTenn Common Stock based on an equity award exchange ratio. We issued 1,314,251 vested options that were valued at $42.89 per share using the Black-Scholes option pricing model which resulted in the inclusion of $56.4 million in the Smurfit-Stone Acquisition purchase price. The significant assumptions used were: an expected term of 3.5 years; an expected volatility of 48.8%; expected dividends of 1.4%; and a risk free rate of 1.1%.

The table below summarizes the changes in all stock options during the year ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2010	936,754	$29.44
Granted	1,468,351	41.14
Exercised	(867,747)	36.97
Expired	—	—
Forfeited	(5,255)	41.37
Outstanding at September 30, 2011	1,532,103	$36.35	6.5	$21.7
Exercisable at September 30, 2011	1,122,502	$32.14	5.7	$18.6
Vested and expected to vest at September 30, 2011	1,472,205	$36.09	6.4	$21.0

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2011, 2010, and 2009 was $41.09, $16.81, and $9.88 per share, respectively. The increase in the grant date fair value in fiscal 2011 was due to the replacement shares issued in connection with the Smurfit-Stone Acquisition discussed above. The aggregate intrinsic value of options exercised during the years ended September 30, 2011, 2010, and 2009 was $31.7 million, $5.6 million, and $12.1 million, respectively.

As of September 30, 2011, there was $3.8 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 2.0 years. We amortize these costs

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the accelerated attribution method.

Restricted Stock and Restricted Stock Units

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Goals may vary from grant to grant, however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, certain increases in earnings per share, achievement of certain stock price targets, achievement of various financial targets, or percentage return on common stock or annual average return over capital costs compared to our Peer Group (as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The grants generally vest over a period of three years depending on the nature of the goal, except for non-employee director grants, which vest over one year. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). As part of the Smurfit-Stone Acquisition, outstanding restricted stock units held by Smurfit-Stone directors who will be serving on the RockTenn board of directors were converted into 2,155 restricted stock units.

Our grants to our non-employee directors are treated as issued and carry dividend and voting rights, certain of our other restricted stock awards issued prior to fiscal 2010 that have met all criteria other than service conditions are treated as issued and carry dividend and voting rights; if the service conditions are not met, the shares of restricted stock are forfeited. At September 30, 2011 and September 30, 2010, shares of restricted stock of 0.4 million and 0.3 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

The table below summarizes the changes in unvested restricted stock awards during the year ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2010	982,756	$30.32
Granted	455,958	52.29
Vested	(420,596)	26.32
Forfeited	(12,775)	31.03
Unvested at September 30, 2011	1,005,343	$41.95
There was approximately $22.0 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2011 that will be recognized over a weighted average remaining vesting period of 1.0 years.

The following table represents a summary of restricted stock vested in fiscal 2011, 2010, and 2009 (in millions, except shares):

	2011	2010	2009
Shares of restricted stock vested	420,596	361,552	199,177
Aggregate fair value of restricted stock vested	$28.0	$16.9	$7.3

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock shares granted in fiscal 2011, 2010, and 2009 with terms defined in the applicable grant letters. The shares are not deemed to be issued until the relevant performance or market conditions have been met, unless otherwise noted.

	2011	2010	2009
Shares of restricted stock granted to non-employee directors(1)	20,155	22,000	27,500
Shares of restricted stock granted to employees:
Shares granted with a service condition(2)	—	—	72,625
Shares granted for attainment of a performance condition at an amount in excess of target(3)	173,028	50,400	53,840
Shares granted with a service condition and a Cash Flow to Equity Ratio performance condition at target(4)	262,775	254,450	279,825
Total restricted stock granted	455,958	326,850	433,790
_______________

(1)
Non-employee director grants vest over one year and are deemed issued on the grant date and have voting and dividend rights. Also includes converted restricted stock units held by the Smurfit-Stone directors who will be serving on the RockTenn board of directors, as discussed above.

(2)	These employee grants vest over three years from the respective grant date.

(3)
Shares issued in fiscal 2011 for the fiscal 2009 Cash Flow to Equity Ratio, the fiscal 2008 Annual Average Return over Capital Costs and the fiscal 2008 Total Shareholder Return were each at 150% of target. Shares issued in fiscal 2010 for the fiscal 2007 Annual Average Return over Capital Costs and the fiscal 2007 Total Shareholder Return grants each attained performance at 150% of the respective target. Shares issued in fiscal 2009 for the fiscal 2008 Debt to EBITDA grant attained performance at 150% of target.

(4)
These employee grants vest over approximately three years and have varied adjustable ranges by grant from 0-200% of target subject to the level of performance attained in the respective award agreement.

Expense is recognized on grants with a performance condition and service condition on a straight-line basis over the explicit service period when we estimate that it is probable the performance conditions will be satisfied. Expense recognized on grants with a performance condition that affects how many shares are ultimately awarded is based on the number of shares expected to be awarded. Expense is recognized on grants with a market condition and service condition on a straight-line basis over the requisite service period, which is based on the explicit service period.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, as amended and restated (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. The Plan allows for the purchase of a total of approximately 4.3 million shares of Common Stock. During fiscal 2011, 2010, and 2009, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the Plan. We recognized $0.5 million, $0.4 million, and $0.4 million of expense for fiscal 2011, 2010, and 2009, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2011, approximately 0.8 million shares of Common Stock remained available for purchase under the Plan.

Note 17.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2011, 2010, and 2009 were approximately $156.6 million, $107.5 million, and $75.1 million, respectively. Accounts receivable due from the affiliated company at September 30, 2011 and 2010 was $29.8 million and $21.8 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

J. Powell Brown, a director of our company since January 2010, is the chief executive officer, president and a shareholder of Brown & Brown, Inc., and was preceded by J. Hyatt Brown, who is chairman and a shareholder of Brown & Brown, Inc. and

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was a director of our company until January 2010. Brown & Brown Inc. is an insurance agency that brokers a portion of the insurance for our company. During fiscal 2011, 2010, and 2009, we paid Brown & Brown, Inc. approximately $0.2 million each year for property and casualty insurance services provided by Brown & Brown, Inc. and by other third parties. Third parties paid Brown & Brown, Inc. approximately $0.3 million each year for commissions on premiums for insurance purchased by us. For the fiscal years ended September 30, 2011, 2010, and 2009, we paid Brown & Brown, Inc. $0.5 million each year which included fees for services and commissions paid. Total payments for insurance premiums and fees invoiced through Brown & Brown, Inc. (including amounts not ultimately retained by Brown & Brown, Inc.) were approximately $10.4 million, $5.6 million, and $6.0 million, in fiscal 2011, 2010, and 2009, respectively.

Note 18.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2011, total approximately $63.6 million.

Environmental and Other Matters

We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation ("NOV") from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are vigorously defending ourselves in this matter. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any environmental proceeding, lawsuit or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

We also face potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and analogous state laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as potentially responsible parties (“PRPs” or “PRP”) are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. Liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone's Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations, but we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows.

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. However, there can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future. In addition, we cannot currently assess with certainty the impact that future federal,

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of September 30, 2011, we had approximately $3.4 million reserved for environmental liabilities, of which $2.7 million is included in other long-term liabilities and $0.7 million in other current liabilities. The reserve includes amounts for owned facilities and other miscellaneous items on an undiscounted basis. We believe the liability for these matters was adequately reserved at September 30, 2011.

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated under Case No. 6164, plaintiffs Marks and Spencer were appointed lead plaintiffs, and the complaint in Spencer was designated as the operative complaint. In the Spencer complaint, plaintiffs name as defendants RockTenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, our wholly-owned subsidiary that is the successor to Smurfit-Stone). The plaintiffs alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding our acquisition of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. During argument in connection with the preliminary injunction sought by the plaintiffs, the plaintiffs acknowledged that their claims concerning the adequacy of the disclosures in the February 24, 2011 preliminary joint proxy statement/prospectus were moot in light of subsequent disclosures made by Smurfit-Stone and us. On May 20, 2011, the court denied the plaintiffs' request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone's proxy statement relating to appraisal rights.

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class will release all claims against us and the former directors of Smurfit-Stone that arise out of the class members' ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we will grant the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court will assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding will be subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement is subject to a number of conditions, including final court approval following completion of a settlement hearing.

In addition, we have also settled an appraisal demand regarding substantially all the Smurfit-Stone shares for which appraisal rights were asserted. The shareholder that made this appraisal demand has received an amount of cash per Smurfit-Stone share for which its appraisal rights were asserted equal to the per-share value of the merger consideration on the date of the merger and will not participate in the future quasi-appraisal proceeding or object to the class settlement.

On February 17, 2011, a putative class action complaint asserting similar claims was filed against RockTenn, Smurfit-Stone, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp., et al., C.A. No. 1:11-cv-01136. On

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 22, 2011, the plaintiff filed an amended complaint alleging, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that Smurfit-Stone and the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. The plaintiff in Dabrowski also alleged that the March 31, 2011 amended joint proxy statement/prospectus contains misleading or inadequate disclosures constituting violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The plaintiff in Dabrowski sought monetary and equitable relief. On August 4, 2011, the plaintiff voluntarily dismissed this matter without prejudice.

Four complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Circuit Court for Cook County, Illinois challenging RockTenn's acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together, and on March 4, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint names as defendants RockTenn, Smurfit-Stone and the former members of the Smurfit-Stone board of directors. The amended complaint alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by RockTenn and Smurfit-Stone. The amended complaint sought equitable relief. On April 21, 2011, the court stayed this consolidated matter pending resolution of the Delaware plaintiffs' motion for preliminary injunction (discussed above) or until further order of the court. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

We are continuing to vigorously defend against all claims made against us, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition, and we intend to vigorously defend any quasi-appraisal claims that may be commenced. We cannot currently estimate the losses, if any, that will result from these claims. No assurance can be given that the final resolution of these claims will not be material to us.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of its business.  While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Guarantees

We have made the following guarantees as of September 30, 2011:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment.  At September 30, 2011, the maximum potential amount of future payments related to these guarantees was approximately $19 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•
as part of the Southern Container Acquisition we acquired interests in two unconsolidated entities for which we guarantee less than $4 million in debt. We also have certain guarantees, primarily for bank loans, in proportion to our share of ownership in another unconsolidated entity of less than $1 million; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2014. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $12 million at September 30, 2011, which would result in a purchase price of approximately 55% of our partner’s net equity reflected on Seven Hills’ September 30, 2011 balance sheet.

Note 19.	Segment Information

In the third quarter of fiscal 2011, following the Smurfit-Stone Acquisition, we announced a realignment of operating responsibilities. Following the realignment, our business segments now comprise the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and Recycling and Waste Solutions, which consists of our recycled fiber brokerage and collection operations. Subsequent to the May 27, 2011 Smurfit-Stone Acquisition, we have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. Our results have been reclassified for all periods presented to reflect this realignment.

Some of our operations included in the segments are located in Canada, Mexico, Chile, Argentina, Puerto Rico and China. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2011	2010	2009
Foreign net sales to unaffiliated customers	$639.0	$267.9	$239.8
Foreign segment income	$62.1	$32.9	$25.8
Foreign long-lived assets	$513.1	$96.8	$97.3
Foreign operations as a percent of consolidated operations:
Net sales to unaffiliated customers	11.8%	8.9%	8.5%
Segment income	11.7%	7.9%	5.5%
Identifiable assets	9.0%	8.3%	8.9%

The foreign net sales to unaffiliated customers, segment income and long-lived assets are primarily associated with operations in Canada.

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described above in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in segment income, as well as our investments in unconsolidated entities in segment identifiable assets, neither of which is material.

We do not allocate some of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Subsequent to the acquisition we changed our method of allocating pension costs to our segments, such that only the service cost component of pension expense is charged to the segments. This change is reflected in the table below for all periods presented. Items not allocated are reported as non-allocated expenses or in other line items in the table below after total segment income. The following table shows selected operating data for our segments (in millions).

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2011	2010	2009
Net sales (aggregate):
Corrugated Packaging	$2,768.7	$800.6	$752.9
Consumer Packaging	2,359.8	2,132.9	2,037.2
Recycling and Waste Solutions	585.9	150.6	82.8
Total	$5,714.4	$3,084.1	$2,872.9
Less net sales (intersegment):
Corrugated Packaging	$81.7	$37.3	$37.3
Consumer Packaging	23.5	13.0	10.7
Recycling and Waste Solutions	209.6	32.4	12.6
Total	$314.8	$82.7	$60.6
Net sales (unaffiliated customers):
Corrugated Packaging	$2,687.0	$763.3	$715.6
Consumer Packaging	2,336.3	2,119.9	2,026.5
Recycling and Waste Solutions	376.3	118.2	70.2
Total	$5,399.6	$3,001.4	$2,812.3
Segment income:
Corrugated Packaging	$241.7	$143.5	$181.3
Consumer Packaging	275.2	290.5	297.1
Recycling and Waste Solutions	14.8	9.0	1.8
Total segment income	531.7	443.0	480.2
Restructuring and other costs, net	(93.3)	(7.4)	(13.4)
Non-allocated expenses	(79.5)	(62.0)	(48.2)
Interest expense	(88.9)	(75.5)	(96.7)
Loss on extinguishment of debt	(39.5)	(2.8)	(4.4)
Interest income and other income (expense), net	(15.0)	0.1	—
Income before income taxes	215.5	295.4	317.5

Identifiable assets:
Corrugated Packaging	$8,159.0	$1,146.7	$1,183.3
Consumer Packaging	1,731.9	1,610.1	1,568.9
Recycling and Waste Solutions	308.3	32.3	23.2
Assets held for sale	31.9	3.2	0.9
Corporate	334.9	122.6	108.1
Total	$10,566.0	$2,914.9	$2,884.4

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2011	2010	2009
Goodwill:
Corrugated Packaging	$1,428.3	$393.0	$392.8
Consumer Packaging	359.8	355.6	343.4
Recycling and Waste Solutions	51.3	0.2	0.2
Total	$1,839.4	$748.8	$736.4

Depreciation, depletion and amortization:
Corrugated Packaging	$164.1	$48.2	$49.4
Consumer Packaging	91.8	88.3	89.4
Recycling and Waste Solutions	5.0	1.2	1.1
Corporate	17.4	9.7	10.1
Total	$278.3	$147.4	$150.0

Capital expenditures:
Corrugated Packaging	$74.3	$6.7	$11.9
Consumer Packaging	106.3	91.0	52.4
Recycling and Waste Solutions	14.0	4.8	1.9
Corporate	4.8	3.7	9.7
Total	$199.4	$106.2	$75.9

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2011, 2010, and 2009 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Recycling and Waste Solutions	Total
Balance as of October 1, 2008
Goodwill	$383.7	$385.9	$0.2	$769.8
Accumulated impairment losses	—	(42.8)	—	(42.8)
	383.7	343.1	0.2	727.0
Goodwill acquired	—	0.6	—	0.6
Purchase price allocation adjustments	9.4	—	—	9.4
Translation adjustment	(0.3)	(0.3)	—	(0.6)
Balance as of September 30, 2009
Goodwill	392.8	386.2	0.2	779.2
Accumulated impairment losses	—	(42.8)	—	(42.8)
	392.8	343.4	0.2	736.4
Goodwill acquired	—	10.8	—	10.8
Translation adjustment	0.2	1.4	—	1.6
Balance as of September 30, 2010
Goodwill	393.0	398.4	0.2	791.6
Accumulated impairment losses	—	(42.8)	—	(42.8)
	393.0	355.6	0.2	748.8
Goodwill acquired	1,035.4	5.1	51.1	1,091.6
Translation adjustment	(0.1)	(0.9)	—	(1.0)
Balance as of September 30, 2011
Goodwill	1,428.3	402.6	51.3	1,882.2
Accumulated impairment losses	—	(42.8)	—	(42.8)
	$1,428.3	$359.8	$51.3	$1,839.4

The goodwill in the table above has been reclassified for all periods presented to reflect the realignment of operating responsibilities referred to above. The goodwill acquired in fiscal 2011 is associated with the Smurfit-Stone Acquisition. In connection with the Smurfit-Stone Acquisition, we are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances, thus, the allocation of the purchase price is preliminary and subject to material revision.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Financial Results by Quarter (Unaudited)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$761.1	$792.9	$1,382.1	$2,463.5
Gross profit	178.8	166.3	212.4	434.4
Restructuring and other costs, net	0.6	6.3	55.5	30.9
Income (loss) before income taxes	78.6	55.8	(46.0)	127.1
Consolidated net income (loss)	51.3	38.3	(28.4)	84.8
Net income (loss) attributable to Rock-Tenn Company shareholders	50.3	37.0	(30.1)	83.9
Basic earnings (loss) per share attributable to Rock-Tenn Company shareholders	1.29	0.94	(0.60)	1.18
Diluted earnings (loss) per share attributable to Rock-Tenn Company shareholders	1.27	0.92	(0.60)	1.17

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$690.8	$731.9	$771.9	$806.8
Gross profit	178.5	161.3	176.1	204.2
Restructuring and other costs, net	3.0	1.3	(0.2)	3.3
Income before income taxes	74.9	50.1	74.0	96.4
Consolidated net income	57.6	33.7	47.0	92.4
Net income attributable to Rock-Tenn Company shareholders	56.3	32.8	45.1	91.4
Basic earnings per share attributable to Rock-Tenn Company shareholders	1.45	0.85	1.16	2.35
Diluted earnings per share attributable to Rock-Tenn Company shareholders	1.43	0.83	1.14	2.31
_______________

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share. The third and fourth quarter of fiscal 2011 basic and diluted earnings per share attributable to Rock-Tenn Company shareholders was impacted by the May 27, 2011 issuance of approximately 31.0 million shares of RockTenn common stock as part of the purchase consideration in the Smurfit-Stone Acquisition.

The fiscal 2011 financial results by quarter (unaudited) table is impacted by certain expenses associated with the Smurfit-Stone Acquisition. In the third quarter of fiscal 2011, Income (loss) before income taxes includes a loss on extinguishment of debt of approximately $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the Terminated Credit Facility and Gross profit and Income (loss) before income taxes includes $55.4 million of acquisition inventory step-up expense in our Corrugated Packaging segment. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were decreased $0.49 and $0.69 per share in the third quarter of fiscal 2011 in connection with the loss on extinguishment of debt and inventory step-up expense, respectively.

The fiscal 2010 financial results by quarter (unaudited) table is impacted by the inclusion of AFMC and CBPC as discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” of the Notes to Consolidated Financial Statements section of the Financial Statements included herein. Gross profit and Income before income taxes include an alternative fuel mixture credit (in our Consumer Packaging segment) of $20.7 million and $8.1 million, net of expenses, in the first and second

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters of fiscal 2010, respectively, and Consolidated net income and Net income attributable to Rock-Tenn Company shareholders includes an alternative fuel mixture credit of $20.8 million and $8.1 million, net of expenses in the first and second quarters of fiscal 2010, respectively and $27.6 million of cellulosic biofuel producer credit in the fourth quarter of fiscal 2010. Basic and Diluted earnings per share attributable to Rock-Tenn Company shareholders were increased by $0.54 and $0.21, each for the first and second quarters of fiscal 2010, respectively, in connection with the inclusion of alternative fuel mixture credit, net of expenses. Basic earnings per share attributable to Rock-Tenn Company shareholders were increased $0.72 and Diluted earnings per share attributable to Rock-Tenn Company shareholders were increased by $0.71 in the fourth quarter of fiscal 2010 in connection with the inclusion of a cellulosic biofuel producer credit.

ROCK-TENN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Subsequent Events (Unaudited)

On October 28, 2011, we acquired the stock of GMI Group, Inc. ("GMI") for approximately $86 million in cash. There was no debt assumed. We expect to make a joint election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended that will increase our tax basis in the acquired assets and will increase the purchase price by approximately $3 million. The 338(h)(10) amount is subject to the completion of our purchase price allocation. GMI is primarily a corrugated converter that converts approximately 94,000 tons of containerboard a year at four box plants across the United States. We financed the acquisition with availability under our credit facilities.

On November 18, 2011, we announced the launching of an amendment to our May 27, 2011 $3.7 billion Credit Facility that if approved by the banks, will permit the issuance of debt that can be secured on an equal and ratable basis with the Credit Facility so long as no portion of the $750 million, 7-year term loan B facility remains outstanding. The amendment will also provide for a new $200 million term loan tranche and will amend other terms of a technical nature.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Rock-Tenn Company
We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control Over Financial Reporting section of the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the Internal Control Over Financial Reporting section of the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of Smurfit-Stone Container Corporation (subsequently renamed RockTenn CP, LLC), which is included in the 2011 consolidated financial statements of Rock-Tenn Company and constituted approximately $7,571.7 million of total assets as of September 30, 2011 and approximately $2,273.7 million of consolidated revenues, for the year then ended. Our audit of internal control over financial reporting of Rock-Tenn Company also did not include an evaluation of the internal control over financial reporting of acquired operations of Smurfit-Stone Container Corporation.

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended September 30, 2011 of Rock-Tenn Company, and our report dated November 23, 2011, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 23, 2011

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2011 included all of our operations other than those that we acquired in the May 27, 2011 acquisition of Smurfit-Stone Container Corporation. In accordance with the SEC's published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2011. Total assets as of September 30, 2011 and total revenues for the year ending September 30, 2011 were $7,571.7 million and $2,273.7 million, respectively. SEC rules require that we complete our assessment of the internal controls over financial reporting of the Smurfit-Stone operations within one year after the date of the acquisition. Based on our assessment, excluding the operations discussed above, management believes that we maintained effective internal control over financial reporting as of September 30, 2011.
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

Audit Committee Responsibility
The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders to be held on January 27, 2012.

JAMES A. RUBRIGHT,
Chairman of the Board and
Chief Executive Officer

STEVEN C. VOORHEES,
Executive Vice President,
Chief Financial Officer and Chief Administrative Officer
November 23, 2011

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.
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
Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below. During the quarter ended June 30, 2011, we acquired Smurfit-Stone Container Corporation. See "Note 6. Acquisitions" of the Notes to Consolidated Financial Statements for additional information. We are in the process of integrating the acquired operations into the Company's overall internal control over financial reporting process.

CEO and CFO Certifications
Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 28, 2011, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 28, 2011. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION
Not applicable.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election — Term Expiring 2015,” “Incumbent Directors — Term Expiring 2014,” “Incumbent Directors — Term Expiring 2013,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” and under the heading “Executive Officers” entitled “Identification of Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 2012 are incorporated herein by reference. The section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, which will be filed on or before December 31, 2011, is also incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
The sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation”. The sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” and the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, which will be filed on or before December 31, 2011, are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, which will be filed on or before December 31, 2011, are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the heading “Certain Transactions” and the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, which will be filed on or before December 31, 2011, are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2012, which will be filed on or before December 31, 2011, are incorporated herein by reference.

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

ROCK-TENN COMPANY

Dated:	November 23, 2011	By:	/s/ JAMES A. RUBRIGHT
James A. Rubright
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 23, 2011
James A. Rubright

/s/ STEVEN C. VOORHEES	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	November 23, 2011
Steven C. Voorhees

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 23, 2011
A. Stephen Meadows

/s/ TIMOTHY J. BERNLOHR	Director	November 23, 2011
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 23, 2011
J. Powell Brown

/s/ ROBERT M. CHAPMAN	Director	November 23, 2011
Robert M. Chapman

/s/ TERRELL K. CREWS	Director	November 23, 2011
Terrell K. Crews

/s/ ROBERT B. CURREY	Director	November 23, 2011
Robert B. Currey

/s/ RUSSELL M. CURREY	Director	November 23, 2011
Russell M. Currey

/s/ G. STEPHEN FELKER	Director	November 23, 2011
G. Stephen Felker

/s/ LAWRENCE L. GELLERSTEDT, III	Director	November 23, 2011
Lawrence L. Gellerstedt, III

/s/ RALPH F. HAKE	Director	November 23, 2011
Ralph F. Hake

/s/ JOHN W. SPIEGEL	Director	November 23, 2011
John W. Spiegel

Signature	Title	Date

/s/ BETTINA M. WHYTE	Director	November 23, 2011
Bettina M. Whyte

/s/ JAMES E. YOUNG	Director	November 23, 2011
James E. Young

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	—
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

2.3	—
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

3.3	—	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

3.4	—
Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 10, 1994 (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-4 filed on April 19, 2011, File No. 333-172432).

3.5	—	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

4.1	—
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
Indenture, dated as of March 5, 2008, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 11, 2008).

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

4.13	—
Third Amendment to Credit Agreement and Consent, dated as of February 3, 2010, by and among Rock-Tenn Company, Rock-Tenn Company of Canada, the Guarantors, the Lenders, and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

4.14	—
Credit Agreement, dated May 27, 2011, by and among Rock-Tenn Company, as borrower, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada, as Canadian borrower, certain subsidiaries of RockTenn from time to time party thereto, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent for the lenders, and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 27, 2011).

4.15	—
Fourth Amended and Restated Credit and Security Agreement, dated as of May 27, 2011, among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Lenders and Co-Agents from time to time party hereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Administrative Agent and as Funding Agent(incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 27, 2011).

Exhibit Number		Description of Exhibits

*10.1	—
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

*10.28	—	Amendment No. 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.29	—	Amendment No. 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—
Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company.

Exhibit Number		Description of Exhibits

31.2	—
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

 _______________

*	Management contract or compensatory plan or arrangement.