Form 10-Q
period 2011-12-31
Rock-Tenn CO
filed 2012-01-31
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 20, 2012
Class A Common Stock, $0.01 par value	70,594,734

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2011	2010
Net sales	$2,267.7	$761.1
Cost of goods sold	1,875.5	582.3
Gross profit	392.2	178.8
Selling, general and administrative expenses	225.9	83.2
Restructuring and other costs, net	10.3	0.6
Operating profit	156.0	95.0
Interest expense	(32.7)	(16.7)
Interest income and other income, net	0.4	—
Equity in income of unconsolidated entities	0.7	0.3
Income before income taxes	124.4	78.6
Income tax expense	(47.6)	(27.3)
Consolidated net income	76.8	51.3
Less: Net income attributable to noncontrolling interests	(0.1)	(1.0)
Net income attributable to Rock-Tenn Company shareholders	$76.7	$50.3

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.08	$1.29

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.06	$1.27

Cash dividends paid per share	$0.20	$0.20
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	December 31, 2011	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$41.0	$41.7
Restricted cash	41.1	41.1
Accounts receivable (net of allowances of $31.6 and $30.1)	986.3	1,109.6
Inventories	932.7	849.8
Other current assets	202.7	186.7
Total current assets	2,203.8	2,228.9
Property, plant and equipment at cost:
Land and buildings	1,158.8	1,135.1
Machinery and equipment	5,773.0	5,691.1
Transportation equipment	13.1	12.8
Leasehold improvements	9.7	6.9
	6,954.6	6,845.9
Less accumulated depreciation and amortization	(1,425.9)	(1,318.7)
Net property, plant and equipment	5,528.7	5,527.2
Goodwill	1,862.2	1,839.4
Intangibles, net	813.4	799.4
Other assets	167.2	171.1
	$10,575.3	$10,566.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$161.0	$143.3
Accounts payable	729.3	780.7
Accrued compensation and benefits	176.8	220.0
Other current liabilities	179.4	174.3
Total current liabilities	1,246.5	1,318.3
Long-term debt due after one year	3,315.2	3,302.5
Pension liabilities, net of current portion	1,363.1	1,431.0
Postretirement benefit liabilities, net of current portion	156.1	155.2
Deferred income taxes	881.7	827.1
Other long-term liabilities	153.3	153.3
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	6.5	6.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 70,541,966 and 70,467,904 shares outstanding at December 31, 2011 and September 30, 2011, respectively	0.7	0.7
Capital in excess of par value	2,769.7	2,762.7
Retained earnings	970.0	907.4
Accumulated other comprehensive loss	(288.2)	(299.2)
Total Rock-Tenn Company shareholders’ equity	3,452.2	3,371.6
Noncontrolling interests	0.7	0.7
Total equity	3,452.9	3,372.3
	$10,575.3	$10,566.0
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2011	2010
Operating activities:
Consolidated net income	$76.8	$51.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	132.7	36.7
Deferred income tax expense	42.9	19.8
Share-based compensation expense	5.3	4.0
(Gain) loss on disposal of plant, equipment and other, net	(0.6)	0.2
Equity in income of unconsolidated entities	(0.7)	(0.3)
Settlement of interest rate hedges	(2.8)	—
Pension and other postretirement funding (more) less than expense	(68.2)	5.4
Impairment adjustments and other non-cash items	1.6	0.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	132.2	50.2
Inventories	(69.4)	(16.6)
Other assets	(10.9)	0.3
Accounts payable	(56.8)	(25.6)
Income taxes	8.3	2.3
Accrued liabilities and other	(45.3)	(23.6)
Net cash provided by operating activities	145.1	104.3
Investing activities:
Capital expenditures	(81.6)	(28.5)
Cash paid for purchase of business, net of cash acquired	(87.5)	—
Investment in unconsolidated entities	(1.6)	0.3
Return of capital from unconsolidated entities	0.7	0.2
Proceeds from sale of property, plant and equipment	11.7	0.4
Net cash used for investing activities	(158.3)	(27.6)
Financing activities:
Additions to revolving credit facilities	104.4	20.0
Repayments of revolving credit facilities	(39.9)	(9.3)
Additions to debt	26.0	—
Repayments of debt	(63.3)	(82.2)
Debt issuance costs	(0.8)	(0.5)
Issuances of common stock, net of related minimum tax withholdings	2.0	0.8
Excess tax benefits from share-based compensation	—	0.1
Repayments to unconsolidated entity	(0.5)	(1.0)
Cash dividends paid to shareholders	(14.1)	(7.8)
Cash distributions paid to noncontrolling interests	—	(2.0)
Net cash provided by (used for) financing activities	13.8	(81.9)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.7)
Decrease in cash and cash equivalents	(0.7)	(5.9)
Cash and cash equivalents at beginning of period	41.7	15.9
Cash and cash equivalents at end of period	$41.0	$10.0

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(3.6)	$4.9
Interest, net of amounts capitalized	23.6	4.7

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2011
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2011 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Fiscal 2011 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended December 31, 2011 and December 31, 2010, our financial position at December 31, 2011 and September 30, 2011, and our cash flows for the three months ended December 31, 2011 and December 31, 2010.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2011 Form 10-K. The results for the three months ended December 31, 2011 are not necessarily indicative of results that may be expected for the full year. We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 “Comprehensive Income Presentation of Financial Statements" which amended certain provisions of ASC 220 "Comprehensive Income”. These provisions change the presentation requirements for other comprehensive income and total comprehensive income and requires one continuous statement or two separate but consecutive statements. Presentation of other comprehensive income in the statement of stockholders' equity is no longer permitted. These provisions are effective for fiscal and interim periods beginning after December 15, 2011 (January 1, 2012 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-09 “Disclosures about an Employer's Participation in a Multiemployer Plan”, which amends certain provisions of ASC 715 “Retirement Plans”. These provisions require enhanced disclosures in our annual financial statements including a general description of the multiemployer plan, the nature of our participation in the plan and whether our contributions into the plan exceed 5% of total contributions. These provisions are effective for fiscal years ending after December 15, 2011 (September 30, 2012 for us). We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements, although the notes to our consolidated financial statements may include additional information concerning our participation in these plans.

In December 2011, the FASB issued Accounting Standards Update 2011-11 "Disclosures about Offsetting Assets and Liabilities", which amends certain provisions in ASC 210 "Balance Sheet". These provisions require additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Comprehensive Income and Equity

Comprehensive Income

The following are the components of comprehensive income, net of tax (in millions):

	Three Months Ended
	December 31,
	2011	2010
Consolidated net income	$76.8	$51.3
Foreign currency translation gain	7.0	6.0
Reclassification of net loss on cash flow hedges included in earnings	0.8	1.2
Amortization of net actuarial loss	3.2	2.8
Amortization of prior service cost	0.1	0.1
Comprehensive income	87.9	61.4
Less: Comprehensive income attributable to noncontrolling interests	(0.2)	(1.4)
Comprehensive income attributable to Rock-Tenn Company shareholders	$87.7	$60.0

The net of tax components of comprehensive income were determined using effective tax rates of approximately 39% for the three months ended December 31, 2011 and December 31, 2010. Foreign currency translation gains included in comprehensive income for the three months ended December 31, 2011 and December 31, 2010 was primarily due to the change in the Canadian/U.S. dollar exchange rates.

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2011 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2011	$3,371.6	$0.7	$3,372.3
Net income	76.7	—	76.7
Components of other comprehensive income, net of tax:
Foreign currency translation gain	7.0	—	7.0
Reclassification adjustment of net loss on cash flow hedges derivatives included in earnings	0.8	—	0.8
Amortization of net actuarial loss	3.1	—	3.1
Amortization of prior service cost	0.1	—	0.1
Income tax charge from share-based plans	(0.3)	—	(0.3)
Compensation expense under share-based plans	5.3	—	5.3
Cash dividends (per share - $0.20)	(14.1)	—	(14.1)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	2.0	—	2.0
Balance at December 31, 2011	$3,452.2	$0.7	$3,452.9

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

	Three Months Ended
	December 31,
	2011	2010
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$76.7	$50.3
Less: Distributed and undistributed income available to participating securities	(0.4)	(0.4)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$76.3	$49.9
Denominator:
Basic weighted average shares outstanding	70.8	38.6
Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.08	$1.29

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$76.7	$50.3
Less: Distributed and undistributed income available to participating securities	(0.4)	(0.4)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$76.3	$49.9
Denominator:
Basic weighted average shares outstanding	70.8	38.6
Effect of dilutive stock options and non-participating securities	0.9	0.8
Diluted weighted average shares outstanding	71.7	39.4
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.06	$1.27

Weighted average shares includes 0.7 million of reserved, but unissued shares at December 31, 2011. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.2 million common shares in the three months ended December 31, 2011were not included in computing diluted earnings per share because the effect would have been antidilutive. All options to purchase common shares were included in computing diluted earnings per share for the three months ended December 31, 2010.

Note 5.	Acquisitions

Smurfit-Stone Acquisition

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation (the "Smurfit-Stone Acquisition" or "Smurfit-Stone"). We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued at December 31, 2011 for the resolution of Smurfit-Stone bankruptcy claims, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

stock options. The reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order. The shares issued were valued at $76.735 per share which represented the average of the high and low stock price on the acquisition date.

We entered into a new Credit Facility and amended our receivables-backed financing facility at the time of the Smurfit-Stone Acquisition. In fiscal 2011, we recorded a loss on extinguishment of debt of approximately $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the Terminated Credit Facility and capitalized approximately $43.3 million of debt issuance costs in other assets related to the new and amended credit agreements. For additional information on our Credit Facility see “Note 9. Debt”.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. There were no significant changes to preliminary amounts previously recorded. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances, thus, the allocation of the purchase price is preliminary and subject to material revision.

Opening balance effective May 27, 2011 (in millions):

Current assets, net of cash received	$1,459.5
Property, plant, and equipment	4,391.4
Goodwill	1,091.6
Intangible assets	691.4
Other long-term assets	95.5
Total assets acquired	7,729.4

Current portion of debt	9.4
Current liabilities	816.7
Long-term debt due after one year	1,171.1
Accrued pension and other long-term benefits	1,205.8
Noncontrolling interest and other long-term liabilities	787.8
Total liabilities and noncontrolling interest assumed	3,990.8

Net assets acquired	$3,738.6

We recorded preliminary estimated fair values for acquired assets and liabilities including goodwill and intangibles. The preliminary estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration opportunities and diversification of fiber sourcing) and the assembled work force of Smurfit-Stone. The following table summarizes the weighted average life (in years) and gross carrying amount relating to intangible assets recognized in the Smurfit-Stone Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	10.3	$641.3
Favorable contracts	6.9	23.5
Technology and patents	8.0	13.3
Trademarks and tradenames	3.5	10.3
Non-compete agreements	2.0	3.0
Total	10.0	$691.4

None of the intangibles have significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from 1 to 18 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

Three Months Ended
December 31, 2010
(Unaudited, in millions)

Net sales	$2,371.5
Net income attributable to Rock-Tenn Company shareholders	$95.7

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

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group ("GMI" or "CorPak"). We expect to make joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended ( the "Code") that will increase our tax basis in the underlying assets acquired. The purchase price is approximately $86.5 million, including the amount to be paid to the sellers for the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $38.1 million of customer relationship intangible assets and $21.5 million of goodwill. We are amortizing the customer relationship intangibles over 11 to 12 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. None of the intangibles have a significant residual value. The preliminary estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes as a result of the Code section 338(h)(10) elections. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets, thus, the allocation of the purchase price is preliminary and subject to revision.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $10.3 million and $0.6 million for the three months ended December 31, 2011 and December 31, 2010, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months ended December 31, 2011 and December 31, 2010, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(a)	Current Qtr.	$(0.4)	$2.6	$0.9	$0.8	$0.1	$4.0
	Prior Year Qtr.	(0.2)	0.1	—	—	0.5	0.4
	Cumulative	16.7	10.8	2.1	1.9	0.9	32.4
	Expected Total	16.7	10.8	2.9	4.2	1.4	36.0
Consumer Packaging(b)	Current Qtr.	(0.6)	(0.1)	0.2	0.1	—	(0.4)
	Prior Year Qtr.	—	—	—	0.2	—	0.2
	Cumulative	4.2	3.2	1.3	0.9	0.9	10.5
	Expected Total	4.2	3.9	2.3	1.6	1.0	13.0
Recycling and Waste Solutions(c)	Current Qtr.	—	—	—	—	—	—
	Prior Year Qtr.	—	—	—	—	—	—
	Cumulative	—	—	—	0.3	0.1	0.4
	Expected Total	—	—	—	0.4	0.1	0.5
Other(d)	Current Qtr.	—	—	—	—	6.7	6.7
	Prior Year Qtr.	—	—	—	—	—	—
	Cumulative	—	—	—	—	67.5	67.5
	Expected Total	—	—	—	—	67.5	67.5
Total	Current Qtr.	$(1.0)	$2.5	$1.1	$0.9	$6.8	$10.3
	Prior Year Qtr.	$(0.2)	$0.1	$—	$0.2	$0.5	$0.6
	Cumulative	$20.9	$14.0	$3.4	$3.1	$69.4	$110.8
	Expected Total	$20.9	$14.7	$5.2	$6.2	$70.0	$117.0

(1)
We have defined “Net property, plant and equipment” as used in this Note 6 as property, plant and equipment, impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies and accelerated depreciation on such assets.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell, prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table above in the “Expected Total” lines until incurred. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant's assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

(a)
The Corrugated Packaging segment current year charges primarily reflect the closure of a corrugated container plant acquired in the Smurfit-Stone Acquisition (initially recorded and closed in fiscal 2012) and charges associated primarily with on-going closure costs at certain of six other corrugated container plants acquired in the Smurfit-Stone Acquisition (each initially recorded in fiscal 2011, five of the six were closed in fiscal 2011 and one closed in fiscal 2012) and our Hauppauge, New York sheet plant (initially recorded in fiscal 2010 and closed in fiscal 2011). The cumulative charges are primarily for the facilities mentioned above and kraft paper assets at our Hodge, Louisiana containerboard mill we acquired in the Smurfit-Stone Acquisition. We have transferred a substantial portion of each facility's production to our other corrugated plants.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

(b)
The Consumer Packaging segment current year charges primarily reflect the gain on sale of our Milwaukee, Wisconsin folding carton facility (initially recorded and closed in fiscal 2011) and charges associated with on-going closure costs at certain of four interior packaging plants (three initially recorded and closed in fiscal 2011 and one initially recorded and closed in fiscal 2010) and our Columbus, Indiana laminated paperboard converting operation and our Macon, Georgia drum manufacturing operation (each initially recorded and closed in fiscal 2010). The cumulative charges primarily reflect the actions mentioned above as well as our Drums, Pennsylvania interior packaging plant (initially recorded and closed in fiscal 2010).

(c)	The Recycling and Waste Solutions segment cumulative charges primarily reflect carrying costs for two collections facilities shutdown in a prior year.

(d)
The expenses in the “Other Costs” column primarily reflect costs incurred primarily as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses / (Income)	Total
Current Qtr.	$0.4	$6.9	$(0.6)	$6.7

Acquisition expenses also include expenses associated with other acquisitions whether consummated or not. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services for work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, and lease expense including amounts recorded at the cease use date. We are currently evaluating the amount of expenses we expect to incur as a result of the Smurfit-Stone integration.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, followed by a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and December 31, 2010 (in millions):

	2011	2010
Accrual at beginning of fiscal year	$26.7	$1.4
Additional accruals	3.7	0.6
Payments	(6.3)	(0.2)
Accrual at December 31,	$24.1	$1.8

Reconciliation of accruals and charges to restructuring and other costs, net:
	2011	2010
Additional accruals and adjustments to accruals (see table above)	$3.7	$0.6
Acquisition expenses	0.4	—
Integration expenses	5.0	—
Net property, plant and equipment	(1.0)	(0.2)
Severance and other employee costs	0.7	0.1
Equipment relocation	1.1	—
Facility carrying costs	0.9	0.2
Other	(0.5)	(0.1)
Total restructuring and other costs, net	$10.3	$0.6

Note 7.	Income Taxes

We recorded income tax expense of $47.6 million in the three months ended December 31, 2011 compared to $27.3 million in the three months ended December 31, 2010. The effective tax rates for the three months ended December 31, 2011 and December 31, 2010 were approximately 38.3% and 34.7%, respectively. The effective tax rates for the three months ended December 31, 2011 were different than the statutory rate primarily due to the impact of state taxes, including state tax rate changes

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

on deferred balances. The effective tax rate for the three months ended December 31, 2010 was primarily impacted by the reinstatement of the federal research and development credit and the decrease in the Section 199 deduction due to an increase in accelerated depreciation for the quarter.

As of December 31, 2011, the gross amount of unrecognized tax benefits was approximately $288.1 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $281.2 million would benefit the effective tax rate. We regularly evaluate, assess and sometimes adjust the unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, we had a recorded liability of $3.7 million for the payment of interest and penalties.

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

	December 31, 2011	September 30, 2011
Finished goods and work in process	$343.5	$331.1
Raw materials	441.6	404.0
Supplies and spare parts	184.9	173.1
Inventories at FIFO cost	970.0	908.2
LIFO reserve	(37.3)	(58.4)
Net inventories	$932.7	$849.8

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 9.	Debt

For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2011 Form 10-K.

The following were individual components of debt (in millions):

	December 31, 2011	September 30, 2011
5.625% secured notes due March 2013(a)	$80.8	$80.9
9.25% unsecured notes due March 2016(a)	299.3	299.2
Term loan facilities(b)	2,221.3	2,223.1
Revolving credit and swing facilities(b)	309.2	238.0
Receivables-backed financing facility(c)	542.0	559.0
Industrial development revenue bonds, bearing interest at variable rates (2.54% at September 30, 2011)(d)	—	17.4
Other debt	23.6	28.2
Total debt	3,476.2	3,445.8
Less current portion of debt	161.0	143.3
Long-term debt due after one year	$3,315.2	$3,302.5

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)	Interest on our 5.625% notes due March 2013 (“March 2013 Notes”) and our 9.25% senior notes due March 2016 (“March 2016 Notes”) is payable in arrears each March and September.

(b)
On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount of $3.7 billion. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and $750 million, 7-year term loan B facility. The Credit Facility is pre-payable at any time. Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $300.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars. At December 31, 2011 and September 30, 2011, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $300.0 million and $300.0 million, respectively. At December 31, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $74.5 million, were approximately $1,092.3 million.

The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the quarter ended December 31, 2011 the applicable margin was 2.00%, and for the quarter ended September 30, 2011 the applicable margin was 2.00%. The variable interest rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 2.28% and 2.23% at December 31, 2011 and September 30, 2011, respectively. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 2.28% to 4.25% at December 31, 2011 and from 3.25% to 4.00% at September 30, 2011. Borrowings under the term loan B facility have applicable margins of 2.75% for LIBOR-based loans (with LIBOR to be no lower than 0.75%) and 1.75% for base rate-based loans.

All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, including those acquired in the Smurfit-Stone Acquisition, except for certain present and future unrestricted subsidiaries and certain other limited exceptions as well as a pledge of subsidiary stock of certain wholly-owned subsidiaries. In addition, the obligations of Rock-Tenn Company of Canada are guaranteed by Rock-Tenn Company and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, including those acquired in the Smurfit-Stone Acquisition, other than certain present and future unrestricted subsidiaries and certain other limited exceptions. Certain restrictive covenants govern our maximum availability under this facility, including Maximum Leverage Ratio and Minimum Consolidated Interest Ratio Coverage, as discussed in our Debt Footnote in our

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Fiscal 2011 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

On December 2, 2011, we amended our Credit Facility which permits the issuance of debt that can be secured on an equal and ratable basis with the Credit Facility provided no portion of the term loan B facility remains outstanding. The amendment also provides for a new $227.0 million term loan A tranche to be drawn upon by us in either a single drawing or in two separate drawings in minimum draws of $100.0 million, at our discretion, on or prior to March 31, 2012, and amends other terms of a technical nature.

(c)
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million. The maturity date of the Receivables Facility is the third anniversary of the Smurfit-Stone Acquisition. Accordingly, such borrowings are classified as long-term at December 31, 2011 and September 30, 2011. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.41% and 1.36% as of December 31, 2011 and September 30, 2011, respectively. The commitment fee for this facility was 0.30% and 0.30% as of December 31, 2011 and September 30, 2011, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. At December 31, 2011, we are in compliance with all of our covenants. At December 31, 2011 and September 30, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $542.8 million and $559.9 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2011 was approximately $823.3 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

(d)	We repaid the industrial development revenue bonds issued by various municipalities in which we maintain facilities on October 3, 2011.

Note 10.	Derivatives

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

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We enter into derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. None of our derivative transactions are significant unless otherwise disclosed.

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of December 31, 2011, our interest rate swap agreements, which terminate in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of December 31, 2011, the aggregate notional amount of outstanding debt related to these interest rate swaps was $175 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. On January 3, 2012, the aggregate notional amount of these swaps declined to $132 million. Our outstanding interest rate derivative instruments fair values are a liability of $1.8 million at December 31, 2011 and are included in Other Current Liabilities in the Condensed Consolidated Balance Sheet.

As of December 31, 2011, based on implied forward interest rates associated with our outstanding interest rate derivative cash flow hedges and the remaining amounts in accumulated other comprehensive income related to terminated interest rate swaps, we expect to reclassify net pre-tax deferred losses of approximately $1.0 million from accumulated other comprehensive income into earnings as an increase to interest expense within the next twelve months as the probable hedged interest payments occur. We believe amounts in accumulated other comprehensive income related to interest rate derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

Note 11.	Fair Value

Assets and Liabilities Measured at Fair Value

We estimate fair values in accordance with ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans where the assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. Other than our pension and postretirement assets and liabilities which we disclosed in our Fiscal 2011 Form 10-K and the fair value of our long-term debt disclosed below, the fair value of none of these items are significant.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$80.8	$80.7	$80.9	$83.1
March 2016 Notes(1)	299.3	314.2	299.2	318.7
Term loan facilities(2)	2,221.3	2,221.3	2,223.1	2,223.1
Revolving credit and swing facilities(2)	309.2	309.2	238.0	238.0
Receivables-backed financing facility(2)	542.0	542.0	559.0	559.0
Industrial development revenue bonds(2)	—	—	17.4	17.4
Other long-term debt(3)	23.6	26.0	28.2	30.3
Total debt	$3,476.2	$3,493.4	$3,445.8	$3,469.6

(1)	Fair value is based on the quoted market prices for the same or similar issues.

(2)	Fair value approximates the carrying amount as the variable interest rates reprice frequently at current market rates.

(3)	Fair value is estimated based on the discounted value of future cash flows using current market interest rates offered for debt of similar credit risk and maturity.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2011 and December 31, 2010, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 12.	Retirement Plans

We have defined benefit pension and other postretirement plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments based on hours worked into multi-employer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. For more information regarding our retirement plans see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2011 Form 10-K.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2011	2010
Service cost	$8.0	$2.8
Interest cost	54.9	6.1
Expected return on plan assets	(55.3)	(6.1)
Amortization of prior service cost	0.2	0.1
Amortization of net actuarial loss	5.1	5.1
Company defined benefit plan expense	12.9	8.0
Multi-employer plans for collective bargaining employees	1.9	0.4
Net pension cost	$14.8	$8.4

During the three months ended December 31, 2011, we contributed an aggregate of $80.6 million to our qualified defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $354 million in fiscal 2012 to our qualified defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $2.6 million to our qualified defined benefit pension plans in the three months ended December 31, 2010.

The postretirement benefit plans that were acquired in connection with the Smurfit-Stone Acquisition provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table represents a summary of the components of the postretirement benefits costs (in millions):

Three Months Ended
December 31,
2011
Service cost	$0.5
Interest cost	2.1
Company postretirement plan expense	$2.6

During the three months ended December 31, 2011, we contributed an aggregate of $3.1 million to our postretirement benefit plans.

Note 13.	Commitments and Contingencies

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the United States Environmental Protection Agency (“EPA” or “Agency”). In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs, which are enforced through various state and local agencies.

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards, monitoring, record keeping and reporting requirements for industrial, commercial and institutional boilers.  The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules on March 21, 2011, commonly referred to as the “Boiler MACT”. These rules include air emission standards for boilers at large and small facilities, as well as criteria for determining whether secondary materials are wastes when burned in combustion units. Under another rule that was part of the March 21, 2011 interrelated rules published by the EPA, units burning “solid waste” as fuel are subject to stringent standards for waste incinerators. The EPA also published notice on March 21, 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. The Agency stayed a portion of the final Boiler MACT during its reconsideration process; however, this stay was vacated by a federal district court on January 9, 2012. On December 23, 2011, the EPA published a proposed rule containing multiple changes to the Boiler MACT rules issued in March 2011. Among other things, the EPA is proposing to create additional boiler subcategories and set new emissions standards for some regulated pollutants. While certain changes made in the December 23, 2011 proposed rule would provide additional flexibility, others would impose more stringent requirements on some types of boilers, such as those that burn pulverized coal and wet biomass. RockTenn's preliminary estimate of the cost of compliance with the Boiler MACT rules is approximately $200 million; however, the EPA has indicated its intention to make further changes to these rules that could materially impact the ultimate costs to us, as well as other operators in our industry. As a result, neither the amount that RockTenn will be required to spend for compliance with the final Boiler MACT nor the timing of those expenditures can be quantified with certainty until the EPA issues its revised, final rules.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases (“GHGs”).  These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources to be phased in over the next several years.  The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, on November 18, 2009, Quebec, which is participating in the Western Climate Initiative, adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a cap-and-trade program that will require reductions in GHG emissions from covered emitters beginning on January 1, 2013. Enactment of the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

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

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation ("NOV") from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are vigorously defending ourselves in this matter. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceeding, lawsuit or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. However, there can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future. In addition, we cannot currently assess with certainty the impact that future federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

As of December 31, 2011, we had approximately $3.4 million reserved for environmental liabilities, of which $2.7 million is included in other long-term liabilities and $0.7 million in other current liabilities. We believe the liability for these matters was adequately reserved at December 31, 2011.

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

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class will release all claims against us and the former directors of Smurfit-Stone that arise out of the class members' ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we will grant the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court will assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding will be subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement is subject to a number of conditions, including final court approval. A settlement approval hearing was held on December 9, 2011, at the conclusion of which the court took the matter under advisement.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business.  While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Guarantees

We have made the following guarantees as of December 31, 2011:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment.  At December 31, 2011, the maximum potential amount of future payments related to these guarantees was approximately $18 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired unconsolidated entities for which we guarantee less than $5 million in debt, primarily for bank loans; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2014. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $12 million at December 31, 2011, which would result in a purchase price of approximately 56% of our partner’s net equity reflected on Seven Hills’ December 31, 2011 balance sheet.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 14.	Segment Information

Our business segments include the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and Recycling and Waste Solutions, which consists of our recycled fiber procurement and trading activities.

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

	Three Months Ended
	December 31,
	2011	2010
Net sales (aggregate):
Corrugated Packaging	$1,522.8	$198.3
Consumer Packaging	620.4	544.5
Recycling and Waste Solutions	329.4	41.9
Total	$2,472.6	$784.7
Less net sales (intersegment):
Corrugated Packaging	$32.3	$9.4
Consumer Packaging	7.6	3.8
Recycling and Waste Solutions	165.0	10.4
Total	$204.9	$23.6
Net sales (unaffiliated customers):
Corrugated Packaging	$1,490.5	$188.9
Consumer Packaging	612.8	540.7
Recycling and Waste Solutions	164.4	31.5
Total	$2,267.7	$761.1
Segment income:
Corrugated Packaging	$109.3	$37.4
Consumer Packaging	80.3	71.0
Recycling and Waste Solutions	3.5	2.3
Total segment income	193.1	110.7
Restructuring and other costs, net	(10.3)	(0.6)
Non-allocated expenses	(26.1)	(14.8)
Interest expense	(32.7)	(16.7)
Interest income and other income, net	0.4	—
Income before income taxes	124.4	78.6
Income tax expense	(47.6)	(27.3)
Consolidated net income	76.8	51.3
Less: Net income attributable to noncontrolling interests	(0.1)	(1.0)
Net income attributable to Rock-Tenn Company shareholders	$76.7	$50.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2011, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2011 Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on November 23, 2011. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments which we realigned in the third quarter of 2011.

Overview

On May 27, 2011, we acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. Due to the size of the transaction, our variances to the prior year periods are driven primarily by the acquisition. For additional information see "Note 6. Acquisitions" and "Note 9. Debt" of the Notes to Consolidated Financial Statements in our Fiscal 2011 Form 10-K.

Net sales of $2,267.7 million for the first quarter of fiscal 2012 increased $1,506.6 million, or 198.0% over the first quarter of fiscal 2011, primarily as a result of the May 27, 2011 Smurfit-Stone Acquisition. Total segment income of $193.1 million in the first quarter of fiscal 2012, adjusted to eliminate $0.4 million of pre-tax acquisition inventory step-up expense, was $193.5 million, up 74.8% over the prior year quarter, due primarily to the Smurfit-Stone Acquisition. Adjusted net income (as hereinafter defined in the "Non-GAAP Financial Measures" section below) in the first quarter of fiscal 2012 increased $34.4 million over the first quarter of last year to $85.2 million.

Adjusted earnings per diluted share (as hereinafter defined in the "Non-GAAP Financial Measures" section below) are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2011	2010

Earnings per diluted share	$1.06	$1.27

Restructuring and other costs and operating losses and transition costs due to plant closures	0.12	0.01

Adjusted earnings per diluted share	$1.18	$1.28

•
Our restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the first quarter of fiscal 2012 consisted primarily of $3.6 million of pre-tax facility closure charges primarily related to former Smurfit-Stone corrugated container plants, $7.3 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs and $1.6 million pre-tax operating losses and transition costs in connection with consolidating converting facilities. Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the first quarter of fiscal 2011 consisted primarily of $0.6 million pre-tax of facility closure costs.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011	$761.1	$792.9	$1,382.1	$2,463.5	$5,399.6
2012	$2,267.7
% Change	198.0%

Net sales in the first quarter of fiscal 2012 increased $1,506.6 million compared to the first quarter of fiscal 2011 primarily due to the Smurfit-Stone Acquisition and generally higher selling prices.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011	$582.3	$626.6	$1,169.7	$2,029.1	$4,407.7
(% of Net Sales)	76.5%	79.0%	84.6%	82.4%	81.6%
2012	$1,875.5
(% of Net Sales)	82.7%

Cost of goods sold as a percentage of net sales increased in the first quarter of fiscal 2012 compared to the prior year first quarter primarily as a result of the Smurfit-Stone Acquisition and increased recycled fiber, chemical and freight costs which were partially offset by reduced virgin fiber costs. Recycled fiber and chemical costs in our legacy mills increased $11 and $8 per ton, respectively, freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $5.4 million due in part to higher volumes. Virgin fiber costs in our legacy bleached paperboard mill decreased $4 per ton.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011	$83.2	$88.3	$145.3	$224.4	$541.2
(% of Net Sales)	10.9%	11.1%	10.5%	9.1%	10.0%
2012	$225.9
(% of Net Sales)	10.0%

Selling, general and administrative (“SG&A”) expenses increased $142.7 million primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to synergies realized in the acquisition. Excluding SG&A associated with the Smurfit-Stone Acquisition, SG&A increased primarily due to increased compensation costs of $6.6 million and increased professional fees and consulting expense for various initiatives of $3.7 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $10.3 million and $0.6 million in the first quarter of fiscal 2012 and 2011, respectively. The increase in charges in the first quarter of fiscal 2012 compared to the prior year period is primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities in the first quarter of fiscal 2012 was income of $0.7 million compared to $0.3 million in the first quarter of fiscal 2011.

Interest Expense

Interest expense for the first quarter of fiscal 2012 increased to $32.7 million from $16.7 million for the same quarter last year and included amortization of deferred financing costs of $2.8 million compared to $1.5 million for the same quarter of the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $20.4 million, lower average interest rates, net of swaps, decreased interest expense by approximately $5.7 million, and deferred financing costs increased $1.3 million.

Interest Income and Other Income, net

Interest income and other income, net, for the three months ended December 31, 2011 was $0.4 million.

Provision for Income Taxes

We recorded income tax expense of $47.6 million and $27.3 million in the three months ended December 31, 2011 and December 31, 2010, respectively. The effective tax rates for the three months ended December 31, 2011 and December 31, 2010 were approximately 38.3% and 34.7%, respectively. We expect our marginal tax rate to be approximately 37%. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for the first quarter of fiscal 2012 was $0.1 million compared to $1.0 million in the first quarter of fiscal 2011. The variance is primarily the result of acquiring the noncontrolling interest in Schiffenhaus Canada, Inc as part of the Smurfit-Stone Acquisition.

Results of Operations (Segment Data)

We realigned our operating segments in the third quarter of fiscal 2011 following the Smurfit-Stone Acquisition. Our business segments include the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and Recycling and Waste Solutions, which consists of our recycled fiber procurement and trading activities.

Containerboard and Paperboard Tons Shipped, Produced and Average Net Selling Price Per Ton

Recycled Paperboard Tons Shipped, Produced and Average Net Selling Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and Average Net Selling Price Per Ton is computed as net sales of containerboard, paperboard and market pulp divided by tons shipped. The increase beginning in the third quarter of fiscal 2011 in shipped and produced tons reflect primarily the May 27, 2011 Smurfit-Stone Acquisition. Containerboard tons includes kraft paper and recycled paperboard includes coated and specialty recycled paperboard.

Tons Shipped

	Containerboard Tons Shipped	Recycled Paperboard Tons Shipped	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Average Net Selling Price (Per Ton)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	247.4	224.5	84.4	22.1	$617
Second Quarter	243.9	239.3	85.1	24.0	622
Third Quarter	850.7	238.2	90.3	49.6	596
Fourth Quarter	1,914.4	241.0	117.8	96.3	585
Fiscal 2011	3,256.4	943.0	377.6	192.0	$596

First Quarter Fiscal 2012	1,832.0	222.8	113.1	99.9	$562

Tons Produced

	Containerboard Tons Produced	Recycled Paperboard Tons Produced	Bleached Paperboard Tons Produced	Market Pulp Tons Produced
	(In thousands)
First Quarter	246.2	226.7	87.4	23.4
Second Quarter	245.5	235.2	86.6	26.2
Third Quarter	858.5	239.4	87.3	47.1
Fourth Quarter	1,923.2	242.0	123.7	101.1
Fiscal 2011	3,273.4	943.3	385.0	197.8

First Quarter Fiscal 2012	1,843.5	227.3	115.2	104.9

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Third Quarter	734.5	24.6	3.3
Fourth Quarter	1,626.5	149.6	9.2
Fiscal 2011	$2,768.7	$241.7	8.7%

First Quarter Fiscal 2012	$1,522.8	$109.3	7.2%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $1,324.5 million in the first quarter of fiscal 2012 compared to the prior year quarter primarily due to the Smurfit-Stone Acquisition and higher legacy corrugated packaging volumes partially offset by generally lower pricing in the segment.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2012, adjusted to eliminate $0.4 million of pre-tax acquisition inventory step-up expense, increased $72.3 million to $109.7 million compared to $37.4 million in the prior year first quarter due primarily to the Smurfit-Stone Acquisition. Our legacy containerboard mills recycled fiber costs increased approximately $2.3 million or $9 per ton, and chemical and energy costs increased $0.9 million or $4 per ton in each case compared to the same quarter of the prior year.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Third Quarter	579.6	61.1	10.5
Fourth Quarter	667.9	82.1	12.3
Fiscal 2011	$2,359.8	$275.2	11.7%

First Quarter Fiscal 2012	$620.4	$80.3	12.9%

Net Sales (Consumer Packaging Segment)

The 13.9% increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2012 compared to the prior year first quarter was primarily due to display sales from the Smurfit-Stone Acquisition and generally higher selling prices in the segment. Specialty paperboard and market pulp tons shipped increased 3.1% and 12.6%, respectively, and coated recycled paperboard and bleached paperboard tons shipped decreased 2.7% and 0.6%, respectively.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2011 increased $9.3 million compared to the prior year quarter primarily due to income from the acquired display facilities and generally higher selling prices that were partially offset by higher recycled fiber, freight, chemicals and board costs. These cost increases were partially offset by the net volume and selling price increases noted above, marginally lower virgin fiber costs and continued operational improvements. At our mills, recycled fiber costs increased approximately $2.8 million, or $14 per ton and chemical costs increased approximately $4.2 million, or $13 per ton. Freight expense, excluding the acquired display facilities, increased $3.7 million in the segment.

Recycling and Waste Solutions Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Third Quarter	147.4	4.6	3.1
Fourth Quarter	355.8	5.3	1.5
Fiscal 2011	$585.9	$14.8	2.5%

First Quarter Fiscal 2012	$329.4	$3.5	1.1%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2011	211.6	213.7	773.9	1,759.6	2,958.8
2012	1,966.1

Net Sales (Recycling and Waste Solutions Segment)

Our Recycling and Waste Solutions segment net sales increased $287.5 million for the first quarter of fiscal 2012 compared to the prior year first quarter primarily due to the Smurfit-Stone Acquisition and increased selling prices which were partially offset by lower volumes excluding the acquisition.

Segment Income (Recycling and Waste Solutions Segment)

Segment income attributable to the Recycling and Waste Solutions segment increased $1.2 million in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due primarily to the Smurfit-Stone Acquisition and increased selling prices that were partially offset by lower volumes excluding the acquisition.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of debt and equity securities. Cash and cash equivalents was $41.0 million at December 31, 2011, and $41.7 million at September 30, 2011. At December 31, 2011 and September 30, 2011, total debt was $3,476.2 million and $3,445.8 million, respectively. Net Debt (as hereinafter defined in the "Non-GAAP

Financial Measures" section below) was $3,434.9 million at December 31, 2011 and $3,403.7 million at September 30, 2011. Net Debt increased $31.2 million during the three months ended December 31, 2011.

The principal components of our debt are our Credit Facility consisting of a 5-year revolving credit facility, 5-year term loan A facility and a 7-year term loan B facility each beginning May 27, 2011; our 3-year receivables-backed financing facility beginning May 27, 2011; and, our March 2013 and March 2016 notes. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein.

On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount of $3.7 billion. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and $750 million, 7-year term term loan B facility. The Credit Facility is pre-payable at any time. The borrowings under the Credit Facility on the closing date of the Smurfit-Stone Acquisition were used to finance the acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. We may borrow amounts under the revolving credit facility to provide for working capital and general corporate requirements, including acquisitions permitted pursuant to the Credit Facility. Certain restrictive covenants govern our maximum availability under this facility, including a Consolidated Interest Coverage Ratio and Leverage Ratio (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. At December 31, 2011, we were in compliance with all of our covenants. At December 31, 2011, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $74.5 million, were approximately $1,092.3 million.

On December 2, 2011, we amended our Credit Facility which permits the issuance of debt that can be secured on an equal and ratable basis with the Credit Facility provided no portion of the $750 million, 7-year term loan B facility remains outstanding. The amendment also provides for a new $227.0 million term loan A tranche to be drawn upon by us in either a single drawing or in two separate drawings in minimum draws of $100 million, at our discretion, on or prior to March 31, 2012, and amends other terms of a technical nature. We expect to utilize a portion of our liquidity to fund the planned call of our $300 million 9.25% due March 2016 Notes in the March 2012 quarter.

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

On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. At December 31, 2011, we had $542.0 million outstanding and at September 30, 2011, we had $559.0 million outstanding under our Receivables Facility. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. At December 31, 2011, we were in compliance with all of our covenants. At December 31, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $542.8 million. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2011 was approximately $823.3 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At December 31, 2011, we had certain pay-fixed, receive-floating interest rate swaps that terminate in April 2012 and cover debt with an aggregate notional amount of $175 million, declining at periodic intervals to an aggregate notional amount of $132 million prior to expiration. These swaps are based on the one-month LIBOR rate, and the fixed rates average 4.00%. On January 3, 2012, the aggregate notional amount of these swaps declined to $132 million.

Net cash provided by operating activities during the three months ended December 31, 2011 and December 31, 2010 was $145.1 million and $104.3 million, respectively. Cash provided by operations in the current year includes $68.2 million of pension and other postretirement funding more than expense and a $12.8 million payment of deferred compensation expense to a former Smurfit-Stone executive as well as a use of cash from net changes in other operating assets and liabilities. The $69.4 million use for inventory was primarily to build containerboard inventory to meet anticipated system supply shortfalls later in the year due to planned major mill outages.

Net cash used for investing activities was $158.3 million during the three months ended December 31, 2011 compared to $27.6 million for the comparable period of the prior year. Net cash used for investing activities in the three months ended December 31, 2011 consisted primarily of $81.6 million of capital expenditures and $87.5 million for the purchase of businesses, primarily for the GMI acquisition. Net cash used for investing activities for the three months ended December 31, 2010 consisted primarily of $28.5 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $480 to $500 million in fiscal 2012. The expected increase in capital expenditures in fiscal 2012 from fiscal 2011 levels are due to the full year inclusion of Smurfit-Stone, increased capital expenditures for deferred maintenance on former Smurfit-Stone assets, as well as specific identified investment opportunities. It is possible that our assumptions may change, or we may decide to spend a different amount.

Net cash provided by financing activities was $13.8 million during the three months ended December 31, 2011 compared to net cash used for financing activities of $81.9 million in the same period last year. In the three months ended December 31, 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $27.2 million that was partially offset by cash dividends paid to shareholders of $14.1 million. In the three months ended December 31, 2010, net cash used for financing activities consisted primarily of net repayments of debt aggregating $71.5 million and cash dividends paid to shareholders of $7.8 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2012, 2013 and 2014 primarily due to accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010 and the utilization of a portion of the federal net operating losses acquired in the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition. At September 30, 2011, the federal net operating losses, Cellulosic Biofuel Producers Credits and Alternative Minimum Tax Credits available to us aggregated approximately $388 million in future potential reductions of U.S. federal cash taxes. However, it is possible that our expected cash tax payments may change due to changes in income, capital spending or other factors.

We made contributions of $80.6 million to our pension and supplemental retirement plans during the three months ended December 31, 2011. Based on current facts and assumptions, we anticipate contributing approximately $354 million to our qualified defined benefit pension plans including the acquired Smurfit-Stone plans in fiscal 2012. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our under funded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In January 2012, our board of directors approved our February 2012 quarterly dividend of $0.20 per share and in November 2011 we paid a quarterly dividend of $0.20 per share, indicating an annualized dividend of $0.80 per share in fiscal 2012 on our common stock.

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

Non-GAAP Financial Measures

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

Adjusted Net Income and Adjusted Earnings per Diluted Share

We use the non-GAAP financial measures “adjusted net income” and “adjusted earnings per diluted share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted net income and adjusted earnings per diluted share are Net income attributable to Rock-Tenn Company shareholders and Earnings per diluted share, respectively. Set forth below is a reconciliation of Adjusted net income to Net income attributable to Rock-Tenn Company shareholders (in millions):

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2011	2010
Net income attributable to Rock-Tenn Company shareholders	$76.7	$50.3

Restructuring and other costs and operating losses and transition costs due to plant closures	8.3	0.5
Acquisition inventory step-up	0.2	—

Adjusted net income	$85.2	$50.8

Net Debt

We also have defined the non-GAAP financial measure Net Debt to include the aggregate debt obligations reflected in our consolidated balance sheet, less the hedge adjustments resulting from fair value interest rate derivatives or swaps and the balance of our cash and cash equivalents.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	December 31, 2011	September 30, 2011
Current Portion of Debt	$161.0	$143.3
Long-Term Debt Due After One Year	3,315.2	3,302.5
	3,476.2	3,445.8
Less: Hedge Adjustments Resulting From Fair Value
Interest Rate Derivatives or Swaps	(0.3)	(0.4)
	3,475.9	3,445.4
Less: Cash and Cash Equivalents	(41.0)	(41.7)
Net Debt	$3,434.9	$3,403.7

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2012; that capital expenditures will increase in fiscal 2012 due to the full year inclusion of Smurfit-Stone, increased capital expenditures for deferred maintenance on formerly Smurfit-Stone assets, as well as specific identified investment opportunities; our estimate that the fair value of our aggregate liability for outstanding indemnities, including those with respect to which there are no limitations, will be immaterial; our estimate of the cost of compliance with the Boiler MACT rules; the amounts of our anticipated contributions to our qualified defined benefit pension plans including the acquired Smurfit-Stone plans in fiscal 2012; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; an annualized dividend rate of $0.80 per share in fiscal 2012 on our common stock; our anticipation that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities to finance acquisitions; our expectation that we will utilize a portion of our liquidity to fund the planned call of our $300 million 9.25% due March 2016 Notes in the March 2012 quarter; that we expect our cash tax payments to be less than income tax expense in each of fiscal 2012, 2013 and 2014 due to the creation of certain deferred tax liabilities and the utilization of a portion of the net operating losses from the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition; our estimates of approximate future reductions of U.S. federal cash taxes; and that it is possible that our expected cash tax payments may change due to changes in income, capital spending or other factors.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; our estimate that resolution of lawsuits and claims for which we are a defendant arising out of the conduct of our business, while they cannot be predicted with certainty, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A "Risk Factors" and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our 2011 Annual Report on Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2011 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2011.

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

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class will release all claims against us and the former directors of Smurfit-Stone that arise out of the class members' ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we will grant the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court will assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding will be subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement is subject to a number of conditions, including final court approval. A settlement approval hearing was held on December 9, 2011, at the conclusion of which the court took the matter under advisement.

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

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business.  While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	January 30, 2012	By:	/s/ Steven C. Voorhees
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

Exhibit 4.3
Amendment No. 1 dated as of December 2, 2011, among Rock-Tenn Company (“RockTenn”), as borrower, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada, as Canadian borrower (together with RockTenn, the “Borrowers”), certain subsidiaries of RockTenn from time to time party thereto, as guarantors, the lenders party thereto, as lenders (the “Lenders”), Wells Fargo Bank, National Association, as administrative agent for the Lenders, and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the Lenders, to the Credit Agreement dated as of May 27, 2011, by and among the Borrowers, certain subsidiaries of RockTenn from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent for such lenders, and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for such lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 2, 2011).

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