Form 10-Q
period 2012-03-31
Rock-Tenn CO
filed 2012-05-08
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 20, 2012
Class A Common Stock, $0.01 par value	70,678,990

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$2,282.9	$792.9	$4,550.6	$1,554.0
Cost of goods sold	1,922.1	626.6	3,797.6	1,208.9
Gross profit	360.8	166.3	753.0	345.1
Selling, general and administrative expenses	229.6	88.3	455.5	171.5
Restructuring and other costs, net	28.1	6.3	38.4	6.9
Operating profit	103.1	71.7	259.1	166.7
Interest expense	(32.2)	(16.2)	(64.9)	(32.9)
Loss on extinguishment of debt	(19.5)	—	(19.5)	—
Interest income and other income, net	0.5	—	0.9	—
Equity in income of unconsolidated entities	1.4	0.3	2.1	0.6
Income before income taxes	53.3	55.8	177.7	134.4
Income tax expense	(20.6)	(17.5)	(68.2)	(44.8)
Consolidated net income	32.7	38.3	109.5	89.6
Less: Net income attributable to noncontrolling interests	(0.8)	(1.3)	(0.9)	(2.3)
Net income attributable to Rock-Tenn Company shareholders	$31.9	$37.0	$108.6	$87.3

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.45	$0.94	$1.52	$2.23

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.44	$0.92	$1.50	$2.19

Cash dividends paid per share	$0.20	$0.20	$0.40	$0.40
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Consolidated net income	$32.7	$38.3	$109.5	$89.6
Other comprehensive income, net of tax:
Foreign currency translation gain	7.2	5.8	14.2	11.8
Derivatives:
Deferred loss on cash flow hedges	(0.1)	(0.2)	(0.1)	(0.2)
Less: reclassification adjustment of net loss on cash flow hedges included in earnings	0.6	1.0	1.4	2.2
Defined benefit pension plans:
Amortization of net actuarial loss, included in pension cost	3.4	3.0	6.6	5.8
Amortization of prior service cost, included in pension cost	0.1	0.1	0.2	0.2
Other comprehensive income	11.2	9.7	22.3	19.8
Comprehensive income	43.9	48.0	131.8	109.4
Less: Comprehensive income attributable to noncontrolling interests	(1.2)	(1.6)	(1.4)	(3.0)
Comprehensive income attributable to Rock-Tenn Company shareholders	$42.7	$46.4	$130.4	$106.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	March 31, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34.9	$41.7
Restricted cash	41.1	41.1
Accounts receivable (net of allowances of $29.0 and $30.1)	1,054.5	1,109.6
Inventories	921.6	849.8
Other current assets	153.3	186.7
Total current assets	2,205.4	2,228.9
Property, plant and equipment at cost:
Land and buildings	1,168.5	1,135.1
Machinery and equipment	5,885.2	5,691.1
Transportation equipment	13.4	12.8
Leasehold improvements	14.8	6.9
	7,081.9	6,845.9
Less accumulated depreciation and amortization	(1,534.0)	(1,318.7)
Net property, plant and equipment	5,547.9	5,527.2
Goodwill	1,814.7	1,839.4
Intangibles, net	810.3	799.4
Other assets	225.4	171.1
	$10,603.7	$10,566.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$260.0	$143.3
Accounts payable	760.2	780.7
Accrued compensation and benefits	211.2	220.0
Other current liabilities	200.2	174.3
Total current liabilities	1,431.6	1,318.3
Long-term debt due after one year	3,148.4	3,302.5
Pension liabilities, net of current portion	1,313.4	1,431.0
Postretirement benefit liabilities, net of current portion	158.5	155.2
Deferred income taxes	896.1	827.1
Other long-term liabilities	156.6	153.3
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	7.8	6.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 70,670,699 and 70,467,904 shares outstanding at March 31, 2012 and September 30, 2011, respectively	0.7	0.7
Capital in excess of par value	2,784.8	2,762.7
Retained earnings	982.6	907.4
Accumulated other comprehensive loss	(277.4)	(299.2)
Total Rock-Tenn Company shareholders’ equity	3,490.7	3,371.6
Noncontrolling interests	0.6	0.7
Total equity	3,491.3	3,372.3
	$10,603.7	$10,566.0
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2012	2011
Operating activities:
Consolidated net income	$109.5	$89.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	265.3	73.9
Deferred income tax expense	60.8	26.5
Share-based compensation expense	11.8	9.4
Loss on extinguishment of debt	19.5	—
Gain on disposal of plant, equipment and other, net	(6.0)	(0.1)
Equity in income of unconsolidated entities	(2.1)	(0.6)
Settlement of interest rate swaps	(2.8)	—
Pension and other postretirement funding (more) less than expense	(108.2)	8.5
Impairment adjustments and other non-cash items	15.5	0.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	73.7	5.5
Inventories	(56.5)	(8.7)
Other assets	(32.7)	(1.9)
Accounts payable	(26.3)	10.7
Income taxes	15.5	1.2
Accrued liabilities and other	0.8	(20.7)
Net cash provided by operating activities	337.8	194.0
Investing activities:
Capital expenditures	(202.2)	(58.8)
Cash paid for purchase of business, net of cash acquired	(87.5)	—
Investment in unconsolidated entities	(1.7)	(1.2)
Return of capital from unconsolidated entities	1.1	0.4
Proceeds from sale of property, plant and equipment	32.6	0.6
Proceeds from property, plant and equipment insurance settlement	—	0.3
Net cash used for investing activities	(257.7)	(58.7)
Financing activities:
Proceeds from issuance of notes	748.9	—
Additions to revolving credit facilities	210.7	23.1
Repayments of revolving credit facilities	(80.9)	(29.3)
Additions to debt	283.0	35.0
Repayments of debt	(1,208.7)	(144.5)
Debt issuance costs	(5.7)	(0.5)
Debt extinguishment costs	(13.9)	—
Issuances of common stock, net of related minimum tax withholdings	(1.7)	(3.7)
Excess tax benefits from share-based compensation	7.9	0.6
Advances from (repayments to) unconsolidated entity	0.4	(0.3)
Cash dividends paid to shareholders	(28.2)	(15.7)
Cash distributions paid to noncontrolling interests	—	(3.2)
Net cash used for financing activities	(88.2)	(138.5)
Effect of exchange rate changes on cash and cash equivalents	1.3	(0.8)
Decrease in cash and cash equivalents	(6.8)	(4.0)
Cash and cash equivalents at beginning of period	41.7	15.9
Cash and cash equivalents at end of period	$34.9	$11.9

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(16.6)	$16.2
Interest, net of amounts capitalized	60.1	32.0

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Period Ended March 31, 2012
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2011 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Fiscal 2011 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended March 31, 2012 and March 31, 2011, our comprehensive income for the three and six months ended March 31, 2012 and March 31, 2011, our financial position at March 31, 2012 and September 30, 2011, and our cash flows for the six months ended March 31, 2012 and March 31, 2011.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2011 Form 10-K. The results for the three and six months ended March 31, 2012 are not necessarily indicative of results that may be expected for the full year. We have made certain reclassifications to prior year amounts to conform such amounts to the current year presentation.

Note 2.	New Accounting Standards

Recently Adopted Standards

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosures in U.S. GAAP and IFRS” which amended certain provisions of ASC 820 “Fair Value Measurement”. These provisions change key principles or requirements for measuring fair value and clarify the FASB's intent regarding application of existing requirements and impact required disclosures. These provisions are effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 “Comprehensive Income Presentation of Financial Statements” which amended certain provisions of ASC 220 “Comprehensive Income”. These provisions change the presentation requirements for other comprehensive income and total comprehensive income and require one continuous statement or two separate but consecutive statements. Presentation of other comprehensive income in the statement of stockholders' equity is no longer permitted. These provisions are effective for fiscal and interim periods beginning after December 15, 2011 (January 1, 2012 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amends certain provisions in ASC 210 “Balance Sheet”. These provisions require additional disclosures for financial instruments that are presented net for financial statement presentation, including the gross amount of the asset and liability

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2012 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2011	$3,371.6	$0.7	$3,372.3
Net income	108.6	(0.1)	108.5
Other comprehensive income, net of tax	21.8	—	21.8
Income tax benefit from share-based plans	6.8	—	6.8
Compensation expense under share-based plans	11.8	—	11.8
Cash dividends (per share - $0.40)	(28.2)	—	(28.2)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(1.7)	—	(1.7)
Balance at March 31, 2012	$3,490.7	$0.6	$3,491.3

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Other Comprehensive Income

The net of tax components of other comprehensive income were determined using effective tax rates of approximately 39% for the three and six months ended March 31, 2012 and March 31, 2011. Foreign currency translation gains deferred into other comprehensive income for the three and six months ended March 31, 2012 and March 31, 2011 were primarily due to the change in the Canadian/U.S. dollar exchange rates. There were no foreign currency reclassification adjustments for the three and six months ended March 31, 2012 and March 31, 2011. Other comprehensive income includes reclassification adjustments related to our defined benefit pension plans for the amortization of actuarial losses and prior service costs. There were no actuarial gains, losses or prior service costs arising during the period deferred into other comprehensive income for our defined benefit pension plans for the three and six months ended March 31, 2012 and March 31, 2011.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	March 31, 2012		March 31, 2012
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$31.9	$37.0	$108.6	$87.3
Less: Distributed and undistributed income available to participating securities	(0.2)	(0.8)	(0.6)	(1.2)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$31.7	$36.2	$108.0	$86.1
Denominator:
Basic weighted average shares outstanding	71.0	38.7	70.9	38.6
Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.45	$0.94	$1.52	$2.23

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$31.9	$37.0	$108.6	$87.3
Less: Distributed and undistributed income available to participating securities	(0.2)	(0.7)	(0.6)	(1.2)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$31.7	$36.3	$108.0	$86.1
Denominator:
Basic weighted average shares outstanding	71.0	38.7	70.9	38.6
Effect of dilutive stock options and non-participating securities	0.9	0.5	0.9	0.7
Diluted weighted average shares outstanding	71.9	39.2	71.8	39.3
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.44	$0.92	$1.50	$2.19

Weighted average shares includes approximately 0.7 million of reserved, but unissued shares at March 31, 2012. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.3 million and 0.2 million common shares in the three and six months ended March 31, 2012 were not included in computing diluted earnings per share because the effect would have been antidilutive. Options to purchase less than 0.1 million common shares in the three and six months ended March 31, 2011 were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions

Smurfit-Stone Acquisition

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation (the "Smurfit-Stone Acquisition" or "Smurfit-Stone"). We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued at March 31, 2012 for the resolution of Smurfit-Stone bankruptcy claims, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone stock options. The reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

of Reorganization and Confirmation Order. The shares issued were valued at $76.735 per share which represented the average of the high and low stock price on the acquisition date.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during the second quarter of fiscal 2012 (referred to as "measurement period adjustments") (in millions):

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)(3)
Current assets, net of cash received	$1,459.5	$(5.6)	$1,453.9
Property, plant and equipment	4,391.4	8.1	4,399.5
Goodwill	1,091.6	(49.5)	1,042.1
Intangible assets	691.4	17.6	709.0
Other long-term assets	95.5	29.7	125.2
Total assets acquired	7,729.4	0.3	7,729.7

Current portion of debt	9.4	—	9.4
Current liabilities	816.7	4.1	820.8
Long-term debt due after one year	1,171.1	—	1,171.1
Accrued pension and other long-term benefits	1,205.8	(4.1)	1,201.7
Noncontrolling interest and other long-term liabilities	787.8	0.3	788.1
Total liabilities and noncontrolling interest assumed	3,990.8	0.3	3,991.1

Net assets acquired	$3,738.6	$—	$3,738.6

(1)	As previously reported in the Notes to Consolidated Financial Statements included in our Fiscal 2011 Form 10-K.

(2)
The measurement period adjustments did not have a significant impact on our condensed consolidated statements of income for the three and six months ended March 31, 2012 or in any period of fiscal 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheet as of September 30, 2011. Therefore, we have not retrospectively adjusted the comparative 2011 financial information presented herein.

(3)
The measurement period adjustments were due primarily to refinements of third party appraisals related to certain property, plant and equipment and intangible assets and related estimated useful lives as well as adjustments to certain tax accounts based on among other things, adjustments to deferred tax liabilities including the recent appraisal adjustments, analysis of the tax basis of acquired assets and liabilities and other tax adjustments. The net impact of the measurement period adjustments resulted in a net decrease to goodwill.

We are in the process of analyzing the estimated values of certain assets acquired and liabilities assumed including, among other things, finalizing third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances, thus, the allocation of the purchase price is preliminary and subject to material revision.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

average life (in years) and gross carrying amount relating to intangible assets recognized in the Smurfit-Stone Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	10.5	$658.9
Favorable contracts	6.9	23.5
Technology and patents	8.0	13.3
Trademarks and tradenames	3.5	10.3
Non-compete agreements	2.0	3.0
Total	10.2	$709.0

None of the intangibles have significant residual value. The intangibles are being amortized over estimated useful lives ranging from 1 to 18 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

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

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
	(Unaudited, in millions)

Net sales	$2,355.3	$4,726.8
Net income attributable to Rock-Tenn Company shareholders	$85.3	$181.0

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets including contracts assumed; and interest expense on acquisition-related debt.

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group ("GMI" or "CorPak"). We expect to make joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the "Code") that will increase our tax basis in the underlying assets acquired. The purchase price is approximately $86.7 million, including the estimated amount to be paid to the sellers for the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $39.5 million of customer relationship intangible assets, $22.3 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. None of the intangibles have a significant residual value. The estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes as a result of the Code section 338(h)(10) elections. We are in the process of determining the amount of the 338(h)(10) payment due to the sellers, thus, the allocation of the purchase price is preliminary and subject to revision.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $28.1 million and $6.3 million for the three months ended March 31, 2012 and March 31, 2011, respectively and recorded pre-tax restructuring and other costs, net, of $38.4 million and $6.9 million for the six months ended March 31, 2012 and March 31, 2011, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the six months ended March 31, 2012 and March 31, 2011, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(a)	Current Qtr.	$6.3	$5.8	$0.8	$1.6	$4.8	$19.3
	YTD Fiscal 2012	5.9	8.4	1.7	2.4	4.9	23.3
	Prior Year Qtr.	(0.1)	—	—	—	—	(0.1)
	YTD Fiscal 2011	(0.3)	0.1	—	—	0.5	0.3
	Cumulative	11.0	10.3	2.8	2.8	0.9	27.8
	Expected Total	11.0	10.4	4.3	7.0	2.1	34.8
Consumer Packaging(b)	Current Qtr.	(0.1)	0.1	0.3	(0.1)	(0.1)	0.1
	YTD Fiscal 2012	(0.7)	—	0.5	—	(0.1)	(0.3)
	Prior Year Qtr.	(0.2)	0.1	0.1	0.2	—	0.2
	YTD Fiscal 2011	(0.2)	0.1	0.1	0.4	—	0.4
	Cumulative	4.0	3.3	1.6	0.8	0.9	10.6
	Expected Total	4.0	4.0	2.3	1.3	1.0	12.6
Recycling and Waste Solutions(c)	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2012	—	—	—	—	—	—
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2011	—	—	—	—	—	—
	Cumulative	—	—	—	0.3	0.1	0.4
	Expected Total	—	—	—	0.4	0.1	0.5
Other(d)	Current Qtr.	—	—	—	—	8.7	8.7
	YTD Fiscal 2012	—	—	—	—	15.4	15.4
	Prior Year Qtr.	—	—	—	—	6.2	6.2
	YTD Fiscal 2011	—	—	—	—	6.2	6.2
	Cumulative	—	—	—	—	76.2	76.2
	Expected Total	—	—	—	—	76.2	76.2
Total	Current Qtr.	$6.2	$5.9	$1.1	$1.5	$13.4	$28.1
	YTD Fiscal 2012	$5.2	$8.4	$2.2	$2.4	$20.2	$38.4
	Prior Year Qtr.	$(0.3)	$0.1	$0.1	$0.2	$6.2	$6.3
	YTD Fiscal 2011	$(0.5)	$0.2	$0.1	$0.4	$6.7	$6.9
	Cumulative	$15.0	$13.6	$4.4	$3.9	$78.1	$115.0
	Expected Total	$15.0	$14.4	$6.6	$8.7	$79.4	$124.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

(1)
We have defined “Net property, plant and equipment” as used in this Note 6 as property, plant and equipment, impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies and accelerated depreciation on such assets.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell, prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we also generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table above in the “Expected Total” lines until incurred. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant's assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

(a)
The Corrugated Packaging segment current year charges primarily reflect the closure of our Matane, Quebec containerboard mill and three corrugated container plants, all acquired in the Smurfit-Stone Acquisition (each initially recorded and closed in fiscal 2012) and charges associated primarily with on-going closure costs at certain of six other corrugated container plants acquired in the Smurfit-Stone Acquisition (each initially recorded in fiscal 2011, five of the six were closed in fiscal 2011 and one closed in fiscal 2012) and our Hauppauge, New York sheet plant (initially recorded in fiscal 2010 and closed in fiscal 2011). The expenses in the "Other Costs" column primarily represent repayment of energy credits and site environmental closure activities at the Matane mill. The cumulative charges are primarily for the facilities mentioned above and kraft paper assets at our Hodge, Louisiana containerboard mill we acquired in the Smurfit-Stone Acquisition. We have transferred a substantial portion of each facility's production to our other facilities.

(b)
The Consumer Packaging segment current year charges primarily reflect the gain on sale of our Milwaukee, Wisconsin folding carton facility (initially recorded and closed in fiscal 2011) and charges associated with various previously closed facilities. The cumulative charges primarily reflect the actions mentioned above as well as well as closure costs at certain of four interior packaging plants (three initially recorded and closed in fiscal 2011 and one initially recorded and closed in fiscal 2010), our Columbus, Indiana laminated paperboard converting operation and our Macon, Georgia drum manufacturing operation (each initially recorded and closed in fiscal 2010) and our Drums, Pennsylvania interior packaging plant (initially recorded and closed in fiscal 2010).

(c)	The Recycling and Waste Solutions segment cumulative charges reflect carrying costs for two collections facilities shutdown in a prior year.

(d)
The expenses in the “Other Costs” column primarily reflect costs incurred primarily as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses / (Income)	Total
Current Qtr.	$0.7	$8.0	$—	$8.7
YTD Fiscal 2012	$1.1	$14.9	$(0.6)	$15.4
Prior Year Qtr.	$4.0	$2.2	$—	$6.2
YTD Fiscal 2011	$4.0	$2.2	$—	$6.2

Acquisition expenses also include expenses associated with other acquisitions whether consummated or not. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services for work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, and lease expense. We are currently evaluating the amount of expenses we expect to incur as a result of the Smurfit-Stone integration.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, followed by a reconciliation of the restructuring accrual to the

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations for the six months ended March 31, 2012 and March 31, 2011 (in millions):

	2012	2011
Accrual at beginning of fiscal year	$26.7	$1.4
Additional accruals	17.3	0.6
Payments	(12.2)	(0.6)
Adjustment to accruals	0.2	(0.1)
Accrual at March 31,	$32.0	$1.3

Reconciliation of accruals and charges to restructuring and other costs, net:
	2012	2011
Additional accruals and adjustments to accruals (see table above)	$17.5	$0.5
Acquisition expenses	1.1	4.0
Integration expenses	10.6	2.2
Net property, plant and equipment	5.2	(0.5)
Severance and other employee costs	(0.1)	0.2
Equipment relocation	2.2	0.1
Facility carrying costs	2.4	0.4
Other	(0.5)	—
Total restructuring and other costs, net	$38.4	$6.9

Note 7.	Income Taxes

The effective tax rates for the three and six months ended March 31, 2012 were approximately 38.6% and 38.4%, respectively. The effective tax rates for the three and six months ended March 31, 2011 were approximately 31.4% and 33.3%, respectively. The increase in effective tax rates for the three and six months ended March 31, 2012 compared to the prior year periods were primarily due to the impact of an increased proportion of taxable income in fiscal 2012 being U.S. based. We are subject to a higher effective tax rate in the U.S. as compared to some of our foreign tax jurisdictions. In addition, the effective tax rate is higher due to a decrease in the estimated amount of Internal Revenue Code Section 199 deductions, which reduces the effective tax rate, due to lower taxable income in fiscal 2012 after the application of net operating losses, and due to the impact of U.S. state tax rate increases, including the impact of those rate changes on state deferred tax balances. The effective tax rates for the three and six months ended March 31, 2011 were lower than the statutory rate and were primarily due to the second quarter of fiscal 2011 release of a valuation allowance related to state credits and the reinstatement of the federal research and development credit in the first quarter of fiscal 2011.

As of March 31, 2012, the gross amount of unrecognized tax benefits was approximately $288.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $267.1 million would benefit the effective tax rate. We regularly evaluate, assess and sometimes adjust our unrecognized tax benefits in light of changing facts and circumstances.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012, we had a recorded liability of $2.8 million for the estimated payment of interest and penalties.

We file federal, state and local income tax returns in the U.S. and in various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2008.

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. Since LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and spare parts inventories. Inventories were as follows (in millions):

	March 31, 2012	September 30, 2011
Finished goods and work in process	$359.0	$331.1
Raw materials	411.8	404.0
Spare parts and supplies	188.0	173.1
Inventories at FIFO cost	958.8	908.2
LIFO reserve	(37.2)	(58.4)
Net inventories	$921.6	$849.8

Note 9.	Debt

For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2011 Form 10-K.

The following were individual components of debt (in millions):

	March 31, 2012	September 30, 2011
5.625% notes due March 2013(a)	$80.8	$80.9
9.25% notes due March 2016(a)	—	299.2
4.45% notes due March 2019(a)	349.7	—
4.90% notes due March 2022(a)	399.2	—
Term loan facilities(b)	1,665.1	2,223.1
Revolving credit and swing facilities(b)	380.1	238.0
Receivables-backed financing facility(c)	507.0	559.0
Industrial development revenue bonds, bearing interest at variable rates (2.54% at September 30, 2011)(d)	—	17.4
Other debt	26.5	28.2
Total debt	3,408.4	3,445.8
Less current portion of debt	260.0	143.3
Long-term debt due after one year	$3,148.4	$3,302.5

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)
On February 22, 2012, we issued $350.0 million aggregate principal amount of 4.45% senior notes due March 2019 (“March 2019 Notes”) and issued $400.0 million aggregate principal amount of 4.90% senior notes due March 2022 (“March 2022 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). We issued the March 2019 and March 2022 notes at a discount of approximately $0.3 million and $0.8 million, respectively, and recorded debt issuance costs in connection with the March 2019 and March 2022 notes of approximately $3.2 million and $3.6 million respectively, which are being amortized over the respective term of the notes. On March 15, 2012, we redeemed our 9.25% senior notes due March 2016 (“March 2016 Notes”) at a redemption price equal to 104.625% of the principal amount of the March 2016 Notes, plus the accrued and unpaid interest. We recorded an aggregate loss on extinguishment of debt of approximately $18.7 million for the redemption premium and to expense unamortized deferred financing and discount costs. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”), our March 2019 Notes and our March 2022 Notes is payable in arrears each March and September. Security on the March 2013 Notes, March 2019 Notes and March 2022 Notes will be reinstated if we fall below specified credit ratings at Standard & Poor's and Moody's, as discussed below. All obligations under the March 2019 Notes and March 2022 Notes are fully and unconditionally guaranteed by our existing and future wholly-

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

owned U.S. subsidiaries, including those acquired in the Smurfit-Stone Acquisition, except for certain present and future unrestricted subsidiaries and certain other limited exceptions.

(b)
On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount of $3.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and included a $750 million, 7-year term loan B facility prior to its repayment on February 22, 2012. On December 2, 2011, we amended our Credit Facility which permitted the issuance of debt that could be secured on an equal and ratable basis with the Credit Facility provided no portion of the term loan B facility remained outstanding. The amendment also provided for a $227.0 million term loan A2 tranche to be drawn upon by us in either a single drawing or in two separate drawings in minimum draws of $100.0 million, at our discretion, on or prior to March 31, 2012, and amended other terms of a technical nature. On February 22, 2012, we repaid our term loan B facility using the proceeds from the issuance of the March 2019 and March 2022 Notes. We recorded a loss on extinguishment of debt of $0.8 million to write-off unamortized deferred financing costs. The repayment of our term loan B facility, in conjunction with our then current credit rating removed the security pledge from our Credit Facility and our March 2013 Notes. All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, including those acquired in the Smurfit-Stone Acquisition, except for certain present and future unrestricted subsidiaries and certain other limited exceptions as well as a pledge of subsidiary stock of certain wholly-owned subsidiaries. In addition, the obligations of Rock-Tenn Company of Canada are guaranteed by Rock-Tenn Company and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, including those acquired in the Smurfit-Stone Acquisition, other than certain present and future unrestricted subsidiaries and certain other limited exceptions. The security will be reinstated if we fall below specified credit ratings at Standard & Poor's and Moody's, as defined in the Credit Agreement. The Credit Facility is pre-payable at any time.

On March 14, 2012, we drew down the full amount of the term loan A2 tranche, along with revolver borrowings, to pay off our March 2016 Notes. The applicable margin on LIBOR based term loan A2 is dependent upon our Leverage Ratio. For the quarter ended March 31, 2012 the applicable margin was 1.75%. The variable interest rate, including the applicable margin, on our term loan A2 facility was 2.00% at March 31, 2012. On March 30, 2012, we amended our Credit Facility which provides for the ability to guaranty the obligations of any restricted subsidiary in respect of indebtedness incurred by a restricted subsidiary to the extent such indebtedness is permitted under the Credit Agreement, to incur unsecured indebtedness in respect of letters of credit, letters of guaranty or similar instruments having an aggregate face amount not to exceed $100.0 million at any time outstanding and to incur indebtedness in an aggregate principal amount of up to $50.0 million pursuant to an “additional indebtedness” carveout to the indebtedness covenant in the Credit Agreement.

Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $300.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars. At March 31, 2012 and September 30, 2011, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $300.0 million and $300.0 million, respectively. At March 31, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $65.6 million, were approximately $1,031.6 million. The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the quarter ended March 31, 2012 the applicable margin was 2.00%, and for the quarter ended September 30, 2011 the applicable margin was 2.00%. The variable interest rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 2.25% and 2.23% at March 31, 2012 and September 30, 2011, respectively. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 2.25% to 4.25% at March 31, 2012 and from 3.25% to 4.00% at September 30, 2011.

Certain restrictive covenants govern our maximum availability under this facility, including Maximum Leverage Ratio and Minimum Consolidated Interest Ratio Coverage, as discussed in our Debt Footnote in our Fiscal 2011 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

(c)
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million. The maturity date of the Receivables Facility is the third anniversary of the Smurfit-Stone Acquisition. Accordingly, such borrowings are classified as long-term at March 31, 2012 and September 30, 2011. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.34% and 1.36% as of March 31, 2012 and September 30, 2011, respectively. The commitment fee for this facility was 0.30% and 0.30% as of March 31, 2012 and September 30, 2011, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. At March 31, 2012, we are in compliance with all of our covenants. At March 31, 2012 and September 30, 2011, maximum available borrowings, excluding amounts

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

outstanding, under this facility were approximately $507.0 million and $559.9 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2012 was approximately $783.1 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

We have entered into interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. We have designated these swaps as cash flow hedges of the interest rate exposure on an equivalent amount of certain variable rate debt. As of March 31, 2012, our interest rate swap agreements, which terminated in April 2012, require that we pay fixed rates of approximately 4.00% and receive the one-month LIBOR rate on the notional amounts. As of March 31, 2012, the aggregate notional amount of outstanding debt related to these interest rate swaps was $132 million, which represents the aggregate notional amount prior to expiration. The fair value of our outstanding interest rate derivative instruments are a liability of $0.5 million at March 31, 2012 and are included in Other Current Liabilities in the Condensed Consolidated Balance Sheet.

As of March 31, 2012, the amounts remaining in accumulated other comprehensive income associated with our outstanding interest rate derivative cash flow hedges that expired April 2012 were not significant. We believe amounts in accumulated other comprehensive income related to interest rate derivatives are appropriately included as a component of accumulated other comprehensive income because the forecasted transactions related to those amounts are probable of occurring.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 11.	Fair Value

Assets and Liabilities Measured at Fair Value

We estimate fair values in accordance with ASC 820 “Fair Value Measurement”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

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

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	March 31, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$80.8	$82.2	$80.9	$83.1
March 2016 Notes(1)	—	—	299.2	318.7
March 2019 Notes(1)	349.7	355.5	—	—
March 2022 Notes(1)	399.2	393.9	—	—
Term loan facilities(2)	1,665.1	1,665.1	2,223.1	2,223.1
Revolving credit and swing facilities(2)	380.1	380.1	238.0	238.0
Receivables-backed financing facility(2)	507.0	507.0	559.0	559.0
Industrial development revenue bonds(2)	—	—	17.4	17.4
Other long-term debt(3)	26.5	28.8	28.2	30.3
Total debt	$3,408.4	$3,412.6	$3,445.8	$3,469.6

(1)	Fair value is based on the quoted market prices for the same or similar issues and is categorized as level 1 within the fair value hierarchy.

(2)
Fair value approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates. As such fair value is categorized as level 2 within the fair value hierarchy.

(3)
Fair value is estimated based on the discounted value of future cash flows using observable current market interest rates offered for debt of similar credit risk and maturity. As such fair value is categorized as level 2 within the fair value hierarchy.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended March 31, 2012 and March 31, 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2012		March 31, 2012
	2012	2011	2012	2011
Service cost	$8.0	$2.6	$16.0	$5.4
Interest cost	55.3	6.2	110.2	12.3
Expected return on plan assets	(55.9)	(6.4)	(111.2)	(12.5)
Amortization of net actuarial loss	5.6	4.3	10.7	9.4
Amortization of prior service cost	0.1	0.3	0.3	0.4
Company defined benefit plan expense	13.1	7.0	26.0	15.0
Multi-employer plans for collective bargaining employees	2.6	0.6	4.5	1.0
Net pension cost	$15.7	$7.6	$30.5	$16.0

During the three and six months ended March 31, 2012, we contributed an aggregate of $54.3 million and $134.9 million to our qualified defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $357 million in fiscal 2012 to our qualified defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $3.9 million and $6.5 million to our qualified defined benefit pension plans in the three and six months ended March 31, 2011.

The postretirement benefit plans that were acquired in connection with the Smurfit-Stone Acquisition provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended	Six Months Ended
	March 31, 2012	March 31, 2012
Service cost	$0.5	$1.0
Interest cost	2.1	4.2
Company postretirement plan expense	$2.6	$5.2

During the three and six months ended March 31, 2012, we contributed an aggregate of $1.4 million and $4.5 million to our postretirement benefit plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 13.	Share-Based Compensation

Stock Options

During the second quarter of fiscal 2012, we granted options to purchase 253,750 shares of our Class A common stock “Common Stock” to certain employees. These options generally vest three years from the grant date, however, a portion of them are subject to earlier expense recognition due to retirement eligibility rules. These grants were valued at $23.80 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 5.3 years; an expected volatility of 47.3%; expected dividends of 1.4%; and a risk free rate of 0.8%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and March 31, 2011 was $6.6 million and $1.2 million, respectively, and during the six months ended March 31, 2012 and March 31, 2011 it was $7.3 million and $1.4 million, respectively.The table below summarizes the changes in all stock options during the six months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2011	1,532,103	$36.35
Granted	253,750	63.39
Exercised	(238,473)	36.51
Forfeited	(4,100)	50.28
Outstanding at March 31, 2012	1,543,280	$40.73	6.7	$41.5
Exercisable at March 31, 2012	967,755	$30.64	5.4	$35.7
Restricted Stock
During the second quarter of fiscal 2012, we granted 20,700 shares of restricted stock, which vest over one year, to our non-employee directors and we granted target awards of 387,550 shares of restricted stock with a service and a performance condition that generally vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended.
The aggregate fair value of restricted stock that vested during the three months ended March 31, 2012 and March 31, 2011 was $32.8 million and $18.5 million, respectively, and during the six months ended March 31, 2012 and March 31, 2011 it was $32.9 million and $18.5 million, respectively.

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights; if the service conditions are not met, the shares of restricted stock are forfeited. At March 31, 2012 and September 30, 2011, there were less than 0.1 million and 0.4 million shares of restricted stock, respectively, reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.
The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2011	1,005,343	$41.95
Granted(1)	408,250	63.28
Vested	(483,183)	28.34
Forfeited	(12,675)	45.89
Unvested at March 31, 2012 (1)(2)	917,735	$58.64

(1)	Fiscal 2012 target awards of 387,550 shares may be increased to 200% of the target or decreased to zero, subject to

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

the level of performance attained.

(2)
Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2011 in the amount of 257,550 may be increased by up to 200% or decreased to zero, subject to the level of performance attained. Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2010 in the amount of 241,475 may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

For additional information about our share-based payment awards, refer to “Note 16. Share-Based Compensation” of the Notes to Consolidated Financial Statements section of the Fiscal 2011 Form 10-K.

Note 14.	Commitments and Contingencies

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the United States Environmental Protection Agency (“EPA” or “Agency”). In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

condition.

In addition to Boiler MACT and greenhouse gas standards, the EPA has recently finalized a number of other environmental rules, which may impact the pulp and paper industry. The EPA also is revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance, capital expenditure requirements and operating costs could increase materially.

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

In March 2012, we became aware that one of our facilities in Pennsylvania had been improperly collecting and reporting wastewater discharge data.  We promptly reported this matter to the Pennsylvania Department of Environmental Protection (“PaDEP”).  During March 2012, we also received data indicating that the facility's wastewater discharge was not in conformance with certain permitted discharge limitations.  We immediately discontinued operations at the facility and reported the data to PaDEP.  We have since restarted operations at the facility in a manner that complies with the facility's discharge permits.  Although we are currently unable to predict with certainty the outcome of the matters reported to the PaDEP, we believe they could result in the imposition of fines. Management does not believe that the potential fine will have a significant adverse effect on our results of operations, financial condition or cash flows.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

As of March 31, 2012, we had approximately $4.7 million reserved for environmental liabilities, of which $2.6 million is included in other long-term liabilities and $2.1 million in other current liabilities. We believe the liability for these matters was adequately reserved at March 31, 2012.

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated under Case No. 6164, plaintiffs Marks and Spencer were appointed lead plaintiffs, and the complaint in Spencer was designated as the operative complaint. In the Spencer complaint, plaintiffs named as defendants RockTenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, our wholly-owned subsidiary that is the successor to Smurfit-Stone). The plaintiffs alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding our acquisition of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. During argument in connection with the preliminary injunction sought by the plaintiffs, the plaintiffs acknowledged that their claims concerning the adequacy of the disclosures in the February 24, 2011 preliminary joint proxy statement/prospectus were moot in light of subsequent disclosures made by Smurfit-Stone and us. On May 20, 2011, the court denied the plaintiffs’ request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone’s proxy statement relating to appraisal rights.

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class released all claims against us and the former directors of Smurfit-Stone that arise out of the class members’ ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we granted the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court will assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding is subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement was subject to a number of conditions, including final court approval. A settlement approval hearing was held on December 9, 2011, and the court entered a final order and judgment approving the settlement on February 2, 2012. No appeal was filed. The deadline for class members to participate in any quasi-appraisal proceeding was April 9, 2012. As of the participation deadline, we had received approximately $265,000 from holders seeking quasi-appraisal with respect to approximately 12,200 shares of Smurfit-Stone common stock. The deadline for class members to file quasi-appraisal petitions is May 9, 2012. No such petition has yet been filed.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

Four complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Circuit Court for Cook County, Illinois challenging RockTenn’s acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together, and on March 4, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint named as defendants RockTenn, Smurfit-Stone and the former members of the Smurfit-Stone board of directors. The amended complaint alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by RockTenn and Smurfit-Stone. The amended complaint sought equitable relief. On April 21, 2011, the court stayed this consolidated matter pending resolution of the Delaware plaintiffs’ motion for preliminary injunction (discussed above) or until further order of the court. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

We are continuing to vigorously defend against all claims made against us, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition. We are continuing to review the validity of any participation amounts received from individuals seeking quasi-appraisal and such individuals’ calculation of their participation amounts. We intend to vigorously defend any quasi-appraisal claims that may be commenced. We cannot currently estimate the losses, if any, that will result from these claims. No assurance can be given that the final resolution of these claims will not be material to us.

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

We have made the following guarantees as of March 31, 2012:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment.  At March 31, 2012, the maximum potential amount of future payments related to these guarantees was approximately $18 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2015. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at March 31, 2012, which would result in a purchase price of approximately 52% of our partner’s net equity reflected on Seven Hills’ March 31, 2012 balance sheet.

Note 15.	Segment Information

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	March 31, 2012		March 31, 2012
	2012	2011	2012	2011
Net sales (aggregate):
Corrugated Packaging	$1,505.9	$209.4	$3,028.7	$407.7
Consumer Packaging	647.6	567.8	1,268.0	1,112.3
Recycling and Waste Solutions	296.1	40.8	625.5	82.7
Total	$2,449.6	$818.0	$4,922.2	$1,602.7
Less net sales (intersegment):
Corrugated Packaging	$30.8	$11.1	$63.1	$20.5
Consumer Packaging	6.2	3.9	13.8	7.7
Recycling and Waste Solutions	129.7	10.1	294.7	20.5
Total	$166.7	$25.1	$371.6	$48.7
Net sales (unaffiliated customers):
Corrugated Packaging	$1,475.1	$198.3	$2,965.6	$387.2
Consumer Packaging	641.4	563.9	1,254.2	1,104.6
Recycling and Waste Solutions	166.4	30.7	330.8	62.2
Total	$2,282.9	$792.9	$4,550.6	$1,554.0
Segment income:
Corrugated Packaging	$68.7	$30.1	$178.0	$67.5
Consumer Packaging	84.4	61.0	164.7	132.0
Recycling and Waste Solutions	4.2	2.6	7.7	4.9
Total segment income	157.3	93.7	350.4	204.4
Restructuring and other costs, net	(28.1)	(6.3)	(38.4)	(6.9)
Non-allocated expenses	(24.7)	(15.4)	(50.8)	(30.2)
Interest expense	(32.2)	(16.2)	(64.9)	(32.9)
Loss on extinguishment of debt	(19.5)	—	(19.5)	—
Interest income and other income, net	0.5	—	0.9	—
Income before income taxes	53.3	55.8	177.7	134.4
Income tax expense	(20.6)	(17.5)	(68.2)	(44.8)
Consolidated net income	32.7	38.3	109.5	89.6
Less: Net income attributable to noncontrolling interests	(0.8)	(1.3)	(0.9)	(2.3)
Net income attributable to Rock-Tenn Company shareholders	$31.9	$37.0	$108.6	$87.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales of $2,282.9 million for the second quarter of fiscal 2012 increased $1,490.0 million, or 187.9% over the second quarter of fiscal 2011, primarily as a result of the May 27, 2011 Smurfit-Stone Acquisition. Total segment income of $157.3 million in the second quarter of fiscal 2012, adjusted to eliminate $6.7 million of pre-tax losses at our recently closed Matane, Quebec containerboard mill, was $164.0 million up $70.3 million or 75.0% over the prior year quarter, primarily as a result of the Smurfit-Stone acquisition and increased profitability in our Consumer Packaging segment. Net income, before adjustments, among other things, for restructuring and loss on extinguishment of debt, in the second quarter of fiscal 2012 was $31.9 million compared to $37.0 million in the second quarter of last year. Adjusted net income (as hereinafter defined in the "Non-GAAP Financial Measures" section below) in the second quarter of fiscal 2012 increased $28.2 million over the second quarter of last year to $69.6 million.

Adjusted earnings per diluted share (as hereinafter defined in the "Non-GAAP Financial Measures" section below) are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Earnings per diluted share	$0.44	$0.92	$1.50	$2.19

Restructuring and other costs and operating losses and transition costs due to plant closures	0.36	0.12	0.48	0.13
Loss on extinguishment of debt	0.17	—	0.17	—

Adjusted earnings per diluted share	$0.97	$1.04	$2.15	$2.32

Our restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the second quarter of fiscal 2012 aggregated to $0.36 per diluted shared and consisted primarily of $19.3 million of pre-tax facility closure charges primarily related to the Matane mill and corrugated container plants acquired in the Smurfit-Stone Acquisition, $7.7 million of pre-tax operating losses and transition costs primarily in connection with the Matane mill closure and consolidating converting facilities and $8.7 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs. Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the second quarter of fiscal 2011 was $0.12 per diluted share and consisted primarily of $6.2 million pre-tax of acquisition and integration costs and $0.6 million of pre-tax operating losses and transition costs primarily in connection consolidating converting facilities.

We recognized a pre-tax loss on extinguishment of debt in the second quarter of fiscal 2012 of $19.5 million, or $0.17 per diluted share primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

Our restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the six months ended March 31, 2012 aggregated to $0.48 per diluted shared and consisted primarily of $22.9 million of pre-tax facility closure charges primarily related to the Matane mill and corrugated container plants acquired in the Smurfit-Stone Acquisition, $9.3 million of pre-tax operating losses and transition costs primarily in connection with the Matane mill closure and consolidating converting facilities and $16.0 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs. Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the six months ended March 31, 2011 was $0.13 per diluted share and consisted primarily of $6.2 million pre-tax of acquisition and integration costs, $0.8 million of pre-tax operating losses and transition costs primarily in connection consolidating converting facilities and $0.6 million of facility closure charges.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2011	$761.1	$792.9	$1,554.0	$1,382.1	$2,463.5	$5,399.6
2012	$2,267.7	$2,282.9	$4,550.6
% Change	198.0%	187.9%	192.8%

Net sales in the second quarter of fiscal 2012 increased $1,490.0 million compared to the second quarter of fiscal 2011 primarily due to the Smurfit-Stone Acquisition. Net sales in the six months ended March 31, 2012 increased $2,996.6 million compared to the six months ended March 31, 2011 primarily due to the Smurfit-Stone Acquisition.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2011	$582.3	$626.6	$1,208.9	$1,169.7	$2,029.1	$4,407.7
(% of Net Sales)	76.5%	79.0%	77.8%	84.6%	82.4%	81.6%
2012	$1,875.5	$1,922.1	$3,797.6
(% of Net Sales)	82.7%	84.2%	83.5%

Cost of goods sold as a percentage of net sales increased in the second quarter of fiscal 2012 compared to the prior year second quarter primarily as a result of the Smurfit-Stone Acquisition and increased chemical and freight costs which were partially offset by reduced recycled fiber and virgin fiber costs and energy costs. Chemical costs in our legacy mills increased $2 per ton and freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $2.7 million due in part to higher volumes. Recycled fiber and virgin fiber costs and energy costs in our legacy mills decreased $28, $7 and $6 per ton, respectively.

Cost of goods sold as a percentage of net sales increased in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily as a result of the Smurfit-Stone Acquisition and increased chemical and freight costs which were partially offset by reduced recycled fiber and virgin fiber costs and energy costs. Chemical costs in our legacy mills increased $5 per ton and freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $8.3 million due in part to higher volumes. Recycled fiber and virgin fiber costs and energy costs in our legacy mills decreased $9, $5 and $3 per ton, respectively.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2011	$83.2	$88.3	$171.5	$145.3	$224.4	$541.2
(% of Net Sales)	10.9%	11.1%	11.0%	10.5%	9.1%	10.0%
2012	$225.9	$229.6	$455.5
(% of Net Sales)	10.0%	10.1%	10.0%

Selling, general and administrative (“SG&A”) expenses increased $141.3 million in the second quarter of fiscal 2012 compared to the prior year period primarily due to the Smurfit-Stone Acquisition, and declined as a percentage of net sales primarily due to synergies realized in the acquisition. Excluding SG&A associated with the Smurfit-Stone Acquisition, SG&A increased primarily due to increased compensation costs of $7.9 million, increased professional fees and consulting expense for various initiatives of $5.6 million, increased pension expense of $2.2 million and increased SG&A depreciation and amortization expense of $2.1 million.

SG&A expenses increased $284.0 million in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales primarily due to synergies realized in the acquisition. Excluding SG&A associated with the Smurfit-Stone Acquisition, SG&A increased primarily due to increased compensation costs of $13.4 million, increased professional fees and consulting expense for various initiatives of $8.2 million, increased pension expense of $3.8 million and increased SG&A depreciation and amortization expense of $2.8 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $28.1 million and $6.3 million in the second quarter of fiscal 2012 and 2011, respectively. We recorded aggregate pre-tax restructuring and other costs of $38.4 million and $6.9 million in the six months ended March 31, 2012 and March 31, 2011, respectively. The increase in charges in three and six months ended March 31, 2012 is primarily associated with the acquisition and integration of Smurfit-Stone including plant closure activities. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities in the second quarter of fiscal 2012 was $1.4 million compared to $0.3 million in the second quarter of fiscal 2011. Equity in income of unconsolidated entities in the six months ended March 31, 2012 was $2.1 million compared to $0.6 million in the six months ended March 31, 2011.

Interest Expense

Interest expense for the second quarter of fiscal 2012 increased to $32.2 million from $16.2 million for the same quarter last year and included amortization of deferred financing costs of $2.7 million compared to $1.5 million for the same quarter of the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $20.3 million, lower average interest rates, net of swaps, decreased interest expense by approximately $5.5 million, and deferred financing costs increased $1.2 million.

Interest expense for the six months ended March 31, 2012 increased to $64.9 million from $32.9 million for the six months ended March 31, 2011 and included amortization of deferred financing costs of $5.5 million compared to $3.1 million for the same period in the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $40.8 million, lower average interest rates, net of swaps, decreased interest expense by approximately $11.2 million, and deferred financing costs increased $2.4 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and six months ended March 31, 2012 of $19.5 million was primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

Interest Income and Other Income, net

Interest income and other income, net, for the three and six months ended March 31, 2012 was $0.5 million and $0.9 million, respectively.

Provision for Income Taxes

We recorded income tax expense of $20.6 million and $68.2 million in the three and six months ended March 31, 2012 compared to $17.5 million and $44.8 million in the three and six months ended March 31, 2011. The effective tax rates for the three and six months ended March 31, 2012 were approximately 38.6% and 38.4%, respectively. The effective tax rates for the three and six months ended March 31, 2011 were approximately 31.4% and 33.3%, respectively. We expect our marginal tax rate to be approximately 37%. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Income Attributable to Noncontrolling Interests

The reduction for net income attributable to noncontrolling interests for the second quarter of fiscal 2012 was $0.8 million compared to $1.3 million in the second quarter of fiscal 2011. The reduction for net income attributable to noncontrolling interests for the six months ended March 31, 2012 was $0.9 million compared to $2.3 million in the six months ended March 31, 2011. The variance is primarily the result of acquiring the noncontrolling interest in Schiffenhaus Canada, Inc. as part of the Smurfit-Stone Acquisition.

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

Containerboard and Paperboard Tons Shipped, Produced and Average Net Selling Price Per Ton

Recycled Paperboard Tons Shipped, Produced and Average Net Selling Price Per Ton include gypsum paperboard liner tons shipped by Seven Hills and Average Net Selling Price Per Ton is computed as net sales of containerboard, paperboard and market pulp divided by tons shipped. The increase beginning in the third quarter of fiscal 2011 in shipped and produced tons reflects primarily the May 27, 2011 Smurfit-Stone Acquisition. Containerboard tons includes kraft paper and recycled paperboard includes coated and specialty recycled paperboard.

Tons Shipped

	Containerboard Tons Shipped	Recycled Paperboard Tons Shipped	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Average Net Selling Price (Per Ton)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	247.4	224.5	84.4	22.1	$617
Second Quarter	243.9	239.3	85.1	24.0	622
Six Months Ended March 31, 2011	491.3	463.8	169.5	46.1	620
Third Quarter	850.7	238.2	90.3	49.6	596
Fourth Quarter	1,914.4	241.0	117.8	96.3	585
Fiscal 2011	3,256.4	943.0	377.6	192.0	$596

First Quarter	1,832.0	222.8	113.1	99.9	$562
Second Quarter	1,695.9	236.8	115.9	86.6	560
Six Months Ended March 31, 2012	3,527.9	459.6	229.0	186.5	$561

Tons Produced

	Containerboard Tons Produced	Recycled Paperboard Tons Produced	Bleached Paperboard Tons Produced	Market Pulp Tons Produced
	(In thousands)
First Quarter	246.2	226.7	87.4	23.4
Second Quarter	245.5	235.2	86.6	26.2
Six Months Ended March 31, 2011	491.7	461.9	174.0	49.6
Third Quarter	858.5	239.4	87.3	47.1
Fourth Quarter	1,923.2	242.0	123.7	101.1
Fiscal 2011	3,273.4	943.3	385.0	197.8

First Quarter	1,843.5	227.3	115.2	104.9
Second Quarter	1,736.5	234.6	112.7	83.2
Six Months Ended March 31, 2012	3,580.0	461.9	227.9	188.1

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Six Months Ended March 31, 2011	407.7	67.5	16.6
Third Quarter	734.5	24.6	3.3
Fourth Quarter	1,626.5	149.6	9.2
Fiscal 2011	$2,768.7	$241.7	8.7%

First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Six Months Ended March 31, 2012	$3,028.7	$178.0	5.9%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $1,296.5 million in the second quarter of fiscal 2012 compared to the prior year quarter primarily due to the Smurfit-Stone Acquisition.

Net sales of the Corrugated Packaging segment increased $2,621.0 million in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily due to the Smurfit-Stone Acquisition.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2012, adjusted to eliminate $6.7 million of pre-tax losses at our recently closed Matane, Quebec containerboard mill, increased $45.3 million to $75.4 million compared to $30.1 million in the prior year second quarter due primarily to the Smurfit-Stone Acquisition. Our legacy containerboard mills recycled fiber costs decreased approximately $8.7 million or $35 per ton compared to the same quarter of the prior year.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2012, adjusted to eliminate $6.7 million of pre-tax losses at our recently closed Matane, Quebec containerboard mill and $0.4 million of pre-tax acquisition inventory step-up expense, increased $117.6 million to $185.1 million compared to $67.5 million in the six months ended March 31, 2011 due primarily to the Smurfit-Stone Acquisition. Our legacy containerboard mills recycled fiber costs decreased approximately $6.4 million or $13 per ton compared to the same period of the prior year.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Six Months Ended March 31, 2011	1,112.3	132.0	11.9
Third Quarter	579.6	61.1	10.5
Fourth Quarter	667.9	82.1	12.3
Fiscal 2011	$2,359.8	$275.2	11.7%

First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Six Months Ended March 31, 2012	$1,268.0	$164.7	13.0%

Net Sales (Consumer Packaging Segment)

The 14.1% increase in net sales for the Consumer Packaging segment for the second quarter of fiscal 2012 compared to the prior year second quarter was primarily due to display sales from facilities acquired in the Smurfit-Stone Acquisition and generally higher selling prices in the segment. Bleached paperboard and market pulp tons shipped increased 2.7% and 4.4%, respectively, and specialty paperboard and coated recycled paperboard tons shipped decreased 1.9% and 0.6%, respectively.

The 14.0% increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 was primarily due to display sales from facilities acquired in the Smurfit-Stone Acquisition and generally higher selling prices in the segment. Market pulp, bleached paperboard and specialty paperboard, tons shipped increased 8.3%, 1.0% and 0.5%, respectively, and coated recycled paperboard tons shipped decreased 1.7%.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2012 increased $23.4 million compared to the prior year quarter primarily due to income from the acquired display facilities and generally higher selling prices, lower recycled and virgin fiber and energy costs that were partially offset by higher freight and chemical costs and the approximately $4 million impact of the mini-maintenance outage we completed in our Demopolis bleached paperboard mill. At our mills, recycled fiber costs decreased approximately $4.4 million, or $21 per ton, energy costs decreased approximately $3.2 million or $10 per ton and chemical costs increased approximately $1.1 million, or $3 per ton. Freight expense, excluding the acquired display facilities, increased $2.0 million in the segment.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2012 increased $32.7 million compared to the six months ended March 31, 2011 primarily due to income from the acquired display facilities and generally higher selling prices, lower recycled and virgin fiber and energy costs that were partially offset by higher freight and chemical costs. At our mills, recycled fiber costs decreased approximately $1.6 million, or $4 per ton, energy costs decreased $3.5 million, or $5 per ton and chemical costs increased approximately $5.3 million, or $8 per ton. Freight expense, excluding the acquired display facilities, increased $5.8 million in the segment.

Recycling and Waste Solutions Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Six Months Ended March 31, 2011	82.7	4.9	5.9
Third Quarter	147.4	4.6	3.1
Fourth Quarter	355.8	5.3	1.5
Fiscal 2011	$585.9	$14.8	2.5%

First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Six Months Ended March 31, 2012	$625.5	$7.7	1.2%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
2011	211.6	213.7	425.3	773.9	1,759.6	2,958.8
2012	1,966.1	1,896.1	3,862.2

Net Sales (Recycling and Waste Solutions Segment)

Our Recycling and Waste Solutions segment net sales increased $255.3 million for the second quarter of fiscal 2012 compared to the prior year second quarter primarily due to the Smurfit-Stone Acquisition which were partially offset by lower volumes, excluding the acquisition, and lower selling prices.

Our Recycling and Waste Solutions segment net sales increased $542.8 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 primarily due to the Smurfit-Stone Acquisition which were partially offset by lower volumes, excluding the acquisition, and lower selling prices.

Segment Income (Recycling and Waste Solutions Segment)

Segment income attributable to the Recycling and Waste Solutions segment increased $1.6 million in the second quarter of fiscal 2012 compared to the prior year second quarter due primarily to the Smurfit-Stone Acquisition which were partially offset by lower volumes, excluding the acquisition, and lower selling prices.

Segment income attributable to the Recycling and Waste Solutions segment increased $2.8 million in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 due primarily to the Smurfit-Stone Acquisition which were partially offset by lower volumes, excluding the acquisition, and lower selling prices.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of debt and equity securities. The principal components of our debt consist of our Credit Facility which expires May 2016 and includes revolving credit and term loan facilities; our 3-year receivables-backed financing facility beginning May 27, 2011; and, our March 2013, March 2019 and March 2022 notes. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein. Cash and cash equivalents was $34.9 million at March 31, 2012, and $41.7 million at September 30, 2011. At March 31, 2012 and September 30, 2011, total debt was $3,408.4 million and $3,445.8 million, respectively. Net Debt (as hereinafter defined in the "Non-GAAP Financial Measures" section below) was $3,373.2 million at March 31, 2012 and $3,403.7 million at September 30, 2011. Net Debt decreased $30.5 million during the six months ended March 31, 2012.

On May 27, 2011, we entered into a Credit Agreement (the "Credit Facility") with an original maximum principal amount of $3.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and until February 22, 2012, included a $750 million, 7-year term loan B facility. The borrowings under the Credit Facility on the closing date of the Smurfit-Stone Acquisition were used to finance the acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. We may borrow amounts under the revolving credit facility to provide for working capital and general corporate requirements, including acquisitions permitted pursuant to the Credit Facility. The Credit Facility is pre-payable at any time.

On December 2, 2011, we amended our Credit Facility which permitted the issuance of debt that could be secured on an equal and ratable basis with the Credit Facility provided no portion of the $750 million, 7-year term loan B facility remained outstanding. The amendment also provided for a $227.0 million term loan A2 tranche to be drawn upon by us in either a single drawing or in two separate drawings in minimum draws of $100 million, at our discretion, on or prior to March 31, 2012, and amends other terms of a technical nature. On March 14, 2012, we drew down the full amount of the term loan A2 tranche along with revolver borrowings to pay off our March 2016 Notes. On February 22, 2012, we repaid our term loan B facility primarily using the proceeds from the issuance of the $350.0 million 4.45% senior notes due March 2019 and the issuance of $400.0 million 4.90% senior notes due March 2022. We recorded a loss on extinguishment of debt of $0.8 million to expense unamortized deferred financing costs. The repayment of our term loan B facility in conjunction with our then current credit rating, removed the security pledge from our Credit Facility and our 5.625% notes due March 2013. The security will be reinstated on our Credit Facility, March 2013 Notes, March 2019 Notes and March 2012 Notes if we fall below specified credit ratings at Standard & Poor's and Moody's, as defined in the Credit Agreement. On March 30, 2012, we amended our Credit Facility which provides for the ability to guaranty the obligations of any restricted subsidiary in respect of indebtedness incurred by a restricted subsidiary to the extent such indebtedness is permitted under the Credit Agreement, to incur unsecured indebtedness in respect of letters of credit, letters of guaranty or similar instruments having an aggregate face amount not to exceed $100 million at any time outstanding and to incur indebtedness in an aggregate principal amount of up to $50 million pursuant to an “additional indebtedness” carveout to the indebtedness covenant in the Credit Agreement.

Certain restrictive covenants govern our maximum availability under the Credit Facility, including a Consolidated Interest Coverage Ratio and Leverage Ratio (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. At March 31, 2012, we were in compliance with all of our covenants. At March 31, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $65.6 million, were approximately $1,031.6 million, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein.

On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. At March 31, 2012, we had $507.0 million outstanding and at September 30, 2011, we had $559.0 million outstanding under our Receivables Facility. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. At March 31, 2012, we were in compliance with all of our covenants. At March 31, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $507.0 million. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2012 was approximately $783.1 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. At March 31, 2012, we had certain pay-fixed, receive-floating interest rate swaps that terminated in April 2012 that had covered debt with an aggregate notional amount of $132 million prior to expiration. These swaps were based on the one-month LIBOR rate, and had fixed rates averaging 4.00%.

Net cash provided by operating activities during the six months ended March 31, 2012 and March 31, 2011 was $337.8 million and $194.0 million, respectively. Cash provided by operations in the current year includes $108.2 million of pension and other postretirement funding more than expense and a $12.8 million payment of deferred compensation expense to a former Smurfit-Stone executive as well as a use of cash from net changes in other operating assets and liabilities. The $56.5 million use for inventory was primarily to build containerboard inventory to meet anticipated system supply shortfalls later in the year due to planned major mill outages.

Net cash used for investing activities was $257.7 million during the six months ended March 31, 2012 compared to $58.7 million for the comparable period of the prior year. Net cash used for investing activities in the six months ended March 31, 2012 consisted primarily of $202.2 million of capital expenditures and $87.5 million for the purchase of businesses, primarily for the GMI acquisition, which was partially offset by $32.6 million of proceeds from the sale of property, plant and equipment which primarily consisted of corrugated converting facilities we previously closed. Net cash used for investing activities for the six months ended March 31, 2011 consisted primarily of $58.8 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $480 to $500 million in fiscal 2012. The expected increase in capital expenditures in fiscal 2012 from fiscal 2011 levels are due to the full year inclusion of the acquired Smurfit-Stone operations in fiscal 2012, increased capital expenditures for deferred maintenance on former Smurfit-Stone assets, as well as specific identified investment opportunities. It is possible that our assumptions may change, or we may decide to spend a different amount.

Net cash used for financing activities was $88.2 million during the six months ended March 31, 2012 compared to net cash used for financing activities of $138.5 million in the same period last year. In the six months ended March 31, 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $47.0 million, cash dividends paid to shareholders of $28.2 million and $19.6 million of debt issuance and extinguishment costs. In the six months ended March 31, 2011, net cash used for financing activities consisted primarily of net repayments of debt aggregating $115.7 million and cash dividends paid to shareholders of $15.7 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2012, 2013 and 2014 primarily due to accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010 and the utilization of a portion of the federal net operating losses acquired in the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits acquired in the Smurfit-Stone Acquisition. At March 31, 2012, the federal net operating losses, Cellulosic Biofuel Producers Credits and Alternative Minimum Tax Credits available to us aggregated approximately $366 million in future potential reductions of U.S. federal cash taxes. However, it is possible that our expected cash tax payments may change due to changes in taxable income, capital spending or other factors.

We made contributions of $134.9 million to our pension and supplemental retirement plans during the six months ended March 31, 2012. Based on current facts and assumptions, we anticipate contributing approximately $357 million to our qualified defined benefit pension plans including the acquired Smurfit-Stone plans in fiscal 2012. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In April 2012, our board of directors approved our May 2012 quarterly dividend of $0.20 per share and in November 2011 and February 2012 we paid a quarterly dividend of $0.20 per share, indicating an annualized dividend of $0.80 per share in fiscal 2012 on our common stock.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends, pension payments, working capital needs, note repurchases, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities.

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

Adjusted Net Income and Adjusted Earnings per Diluted Share

We use the non-GAAP financial measures “adjusted net income” and “adjusted earnings per diluted share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted net income and adjusted earnings per diluted share are Net income attributable to Rock-Tenn Company shareholders and Earnings per diluted share, respectively. Set forth below is a reconciliation of Adjusted net income to Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Net income attributable to Rock-Tenn Company shareholders	$31.9	$37.0	$108.6	$87.3

Restructuring and other costs and operating losses and transition costs due to plant closures	25.4	4.4	33.7	4.9
Loss on extinguishment of debt	12.3	—	12.3	—
Acquisition inventory step-up	—	—	0.3	—

Adjusted net income	$69.6	$41.4	$154.9	$92.2

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	March 31, 2012	September 30, 2011
Current Portion of Debt	$260.0	$143.3
Long-Term Debt Due After One Year	3,148.4	3,302.5
	3,408.4	3,445.8
Less: Hedge Adjustments Resulting From Fair Value
Interest Rate Derivatives or Swaps	(0.3)	(0.4)
	3,408.1	3,445.4
Less: Cash and Cash Equivalents	(34.9)	(41.7)
Net Debt	$3,373.2	$3,403.7

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims, and our estimate that potential fines related to one of our facilities in Pennsylvania will not have a significant adverse effect on our results of operations, financial condition or cash flows; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; our estimate that resolution of lawsuits and claims for which we are a defendant arising out of the conduct of our business, while they cannot be predicted with certainty, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A "Risk Factors" and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our 2011 Annual Report on Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2011 Form 10-K filed with the SEC on November 23, 2011, which is herein incorporated by reference. There have been no material changes in our exposure to market risk since September 30, 2011.

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

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated under Case No. 6164, plaintiffs Marks and Spencer were appointed lead plaintiffs, and the complaint in Spencer was designated as the operative complaint. In the Spencer complaint, plaintiffs named as defendants RockTenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, our wholly-owned subsidiary that is the successor to Smurfit-Stone). The plaintiffs alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding our acquisition of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. During argument in connection with the preliminary injunction sought by the plaintiffs, the plaintiffs acknowledged that their claims concerning the adequacy of the disclosures in the February 24, 2011 preliminary joint proxy statement/prospectus were moot in light of subsequent disclosures made by Smurfit-Stone and us. On May 20, 2011, the court denied the plaintiffs’ request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone’s proxy statement relating to appraisal rights.

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class released all claims against us and the former directors of Smurfit-Stone that arise out of the class members’ ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we granted the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court will assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding is subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement was subject to a number of conditions, including final court approval. A settlement approval hearing was held on December 9, 2011, and the court entered a final order and judgment approving the settlement on February 2, 2012. No appeal was filed. The deadline for class members to participate in any quasi-appraisal proceeding was April 9, 2012. As of the participation deadline, we had received approximately $265,000 from holders seeking quasi-appraisal with respect to approximately 12,200 shares of Smurfit-Stone common stock. The deadline for class members to file quasi-appraisal petitions is May 9, 2012. No such petition has yet been filed.

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

Four complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Circuit Court for Cook County, Illinois challenging RockTenn’s acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together, and on March 4, 2011, plaintiffs in the consolidated action filed an amended complaint. The amended complaint named as defendants RockTenn, Smurfit-Stone and the former members of the Smurfit-Stone board of directors. The amended complaint alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by RockTenn and Smurfit-Stone. The amended complaint sought equitable relief. On April 21, 2011, the court stayed this consolidated matter pending resolution of the Delaware plaintiffs’' motion for preliminary injunction

(discussed above) or until further order of the court. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

We are continuing to vigorously defend against all claims made against us, Smurfit-Stone and the former directors of Smurfit-Stone arising out of this acquisition. We are continuing to review the validity of any participation amounts received from individuals seeking quasi-appraisal and such individuals’ calculation of their participation amounts. We intend to vigorously defend any quasi-appraisal claims that may be commenced. We cannot currently estimate the losses, if any, that will result from these claims. No assurance can be given that the final resolution of these claims will not be material to us.

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

ROCK-TENN COMPANY
(Registrant)

Date:	May 7, 2012	By:	/s/ Steven C. Voorhees
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

Exhibit 4.4
Amendment No. 2 dated as of March 30, 2012, among Rock-Tenn Company (“RockTenn”), as borrower, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada, as Canadian borrower (together with RockTenn, the “Borrowers”), the lenders party thereto, as lenders (the “Lenders”), Wells Fargo Bank, National Association, as administrative agent for the Lenders, and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the Lenders, to the Credit Agreement dated as of May 27, 2011, as amended by Amendment No. 1 dated as of December 2, 2011, by and among the Borrowers, certain subsidiaries of RockTenn from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent for such lenders, and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for such lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 30, 2012).

Exhibit 10.1	First Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of October 1, 2011.

Exhibit 10.2	Rock-Tenn Company Supplemental Executive Retirement Plan Amended and Restated Effective as of October 27, 2011.

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