Form 10-Q
period 2012-06-30
Rock-Tenn CO
filed 2012-08-02
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 20, 2012
Class A Common Stock, $0.01 par value	70,768,614

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$2,303.2	$1,382.1	$6,853.8	$2,936.1
Cost of goods sold	1,943.4	1,169.7	5,741.0	2,378.6
Gross profit	359.8	212.4	1,112.8	557.5
Selling, general and administrative expenses	229.6	145.3	685.1	316.8
Restructuring and other costs, net	13.7	55.5	52.1	62.4
Operating profit	116.5	11.6	375.6	178.3
Interest expense	(26.8)	(22.8)	(91.7)	(55.7)
Loss on extinguishment of debt	(0.1)	(39.5)	(19.6)	(39.5)
Interest income and other income, net	0.2	4.1	1.1	4.1
Equity in income of unconsolidated entities	0.8	0.6	2.9	1.2
Income (loss) before income taxes	90.6	(46.0)	268.3	88.4
Income tax (expense) benefit	(31.3)	17.6	(99.5)	(27.2)
Consolidated net income (loss)	59.3	(28.4)	168.8	61.2
Less: Net income attributable to noncontrolling interests	(1.1)	(1.7)	(2.0)	(4.0)
Net income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.1)	$166.8	$57.2

Basic earnings (loss) per share attributable to Rock-Tenn Company shareholders	$0.82	$(0.60)	$2.34	$1.32

Diluted earnings (loss) per share attributable to Rock-Tenn Company shareholders	$0.81	$(0.60)	$2.31	$1.30

Cash dividends paid per share	$0.20	$0.20	$0.60	$0.60
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$59.3	$(28.4)	$168.8	$61.2
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(6.2)	7.0	8.0	18.8
Derivatives:
Deferred loss on cash flow hedges	—	(0.1)	—	(0.3)
Less: reclassification adjustment of net loss on cash flow hedges included in earnings	—	1.0	1.4	3.2
Defined benefit pension plans:
Amortization of net actuarial loss, included in pension cost	3.3	3.3	9.9	9.1
Amortization of prior service cost, included in pension cost	0.1	0.1	0.3	0.3
Other comprehensive income (loss)	(2.8)	11.3	19.6	31.1
Comprehensive income (loss)	56.5	(17.1)	188.4	92.3
Less: Comprehensive income attributable to noncontrolling interests	(1.1)	(2.0)	(2.5)	(5.0)
Comprehensive income (loss) attributable to Rock-Tenn Company shareholders	$55.4	$(19.1)	$185.9	$87.3

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$19.5	$41.7
Restricted cash	40.6	41.1
Accounts receivable (net of allowances of $23.4 and $30.1)	1,065.9	1,109.6
Inventories	855.5	849.8
Other current assets	104.3	186.7
Total current assets	2,085.8	2,228.9
Property, plant and equipment at cost:
Land and buildings	1,196.9	1,135.1
Machinery and equipment	5,988.0	5,691.1
Transportation equipment	13.4	12.8
Leasehold improvements	18.4	6.9
	7,216.7	6,845.9
Less accumulated depreciation and amortization	(1,632.7)	(1,318.7)
Net property, plant and equipment	5,584.0	5,527.2
Goodwill	1,859.1	1,839.4
Intangibles, net	817.9	799.4
Other assets	244.3	171.1
	$10,591.1	$10,566.0
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of debt	$257.7	$143.3
Accounts payable	758.5	780.7
Accrued compensation and benefits	208.4	220.0
Other current liabilities	219.3	174.3
Total current liabilities	1,443.9	1,318.3
Long-term debt due after one year	3,102.6	3,302.5
Pension liabilities, net of current portion	1,249.8	1,431.0
Postretirement benefit liabilities, net of current portion	158.1	155.2
Deferred income taxes	907.7	827.1
Other long-term liabilities	173.7	153.3
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	8.5	6.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 70,757,615 and 70,467,904 shares outstanding at June 30, 2012 and September 30, 2011, respectively	0.7	0.7
Capital in excess of par value	2,799.0	2,762.7
Retained earnings	1,026.6	907.4
Accumulated other comprehensive loss	(280.1)	(299.2)
Total Rock-Tenn Company shareholders’ equity	3,546.2	3,371.6
Noncontrolling interests	0.6	0.7
Total equity	3,546.8	3,372.3
	$10,591.1	$10,566.0
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2012	2011
Operating activities:
Consolidated net income	$168.8	$61.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	396.7	147.4
Deferred income tax expense	90.7	8.8
Share-based compensation expense	21.1	16.6
Loss on extinguishment of debt	19.6	39.5
Gain on disposal of plant, equipment and other, net	(12.9)	(0.1)
Equity in income of unconsolidated entities	(2.9)	(1.2)
Settlement of interest rate swaps and foreign currency hedge	(2.8)	1.7
Pension and other postretirement funding (more) less than expense	(162.3)	5.4
Impairment adjustments and other non-cash items	19.1	4.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	63.8	(5.8)
Inventories	8.5	30.6
Other assets	(44.4)	35.7
Accounts payable	(35.7)	18.8
Income taxes	10.6	(53.1)
Accrued liabilities and other	3.5	30.0
Net cash provided by operating activities	541.4	339.7
Investing activities:
Capital expenditures	(348.3)	(107.5)
Cash paid for purchase of business, net of cash acquired	(120.5)	(1,301.5)
Investment in unconsolidated entities	(1.7)	(1.3)
Return of capital from unconsolidated entities	1.6	0.6
Proceeds from sale of property, plant and equipment	37.1	7.6
Proceeds from property, plant and equipment insurance settlement	10.2	0.3
Net cash used for investing activities	(421.6)	(1,401.8)
Financing activities:
Proceeds from issuance of notes	748.9	—
Additions to revolving credit facilities	310.6	363.5
Repayments of revolving credit facilities	(144.3)	(279.5)
Additions to debt	313.8	2,877.0
Repayments of debt	(1,319.3)	(1,786.1)
Debt issuance costs	(6.5)	(43.1)
Debt extinguishment costs	(13.9)	(37.9)
Issuances of common stock, net of related minimum tax withholdings	0.4	24.2
Excess tax benefits from share-based compensation	10.8	7.3
(Repayments to) advances from unconsolidated entity	(0.3)	0.6
Cash dividends paid to shareholders	(42.4)	(23.6)
Cash distributions paid to noncontrolling interests	(0.4)	(4.2)
Net cash (used for) provided by financing activities	(142.6)	1,098.2
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.4)
(Decrease) increase in cash and cash equivalents	(22.2)	35.7
Cash and cash equivalents at beginning of period	41.7	15.9
Cash and cash equivalents at end of period	$19.5	$51.6

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(13.0)	$19.6
Interest, net of amounts capitalized	75.6	42.8

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Period Ended June 30, 2012
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2011 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Fiscal 2011 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended June 30, 2012 and June 30, 2011, our comprehensive income (loss) for the three and nine months ended June 30, 2012 and June 30, 2011, our financial position at June 30, 2012 and September 30, 2011, and our cash flows for the nine months ended June 30, 2012 and June 30, 2011.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2011 Form 10-K. The results for the three and nine months ended June 30, 2012 are not necessarily indicative of results that may be expected for the full year.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 “Comprehensive Income Presentation of Financial Statements” and subsequently Accounting Standards Update 2011-12 in December 2011 "Deferral of the Effective date for Amendments to the Presentation of Reclassification Items out of Accumulated Other Comprehensive Income, " which amended certain provisions of ASC 220 “Comprehensive Income”. These provisions change the presentation requirements for other comprehensive income and total comprehensive income and require one continuous statement or two separate but consecutive statements. Presentation of other comprehensive income in the statement of stockholders' equity is no longer permitted. These provisions are effective for fiscal and interim periods beginning after December 15, 2011 (January 1, 2012 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amends certain provisions in ASC 210 “Balance Sheet”. These provisions require additional disclosures for

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

financial instruments that are presented net for financial statement presentation, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Note 3.	Equity and Other Comprehensive Income (Loss)

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2012 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2011	$3,371.6	$0.7	$3,372.3
Net income	166.8	(0.1)	166.7
Other comprehensive income, net of tax	19.1	—	19.1
Income tax benefit from share-based plans	9.6	—	9.6
Compensation expense under share-based plans	21.1	—	21.1
Cash dividends (per share - $0.60)	(42.4)	—	(42.4)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	0.4	—	0.4
Balance at June 30, 2012	$3,546.2	$0.6	$3,546.8

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

Other Comprehensive Income (Loss)

The net of tax components of other comprehensive income were determined using effective tax rates of approximately 39% for the three and nine months ended June 30, 2012 and June 30, 2011. Foreign currency translation gains deferred into other comprehensive income for the three and nine months ended June 30, 2012 and June 30, 2011 were primarily due to the change in the Canadian/U.S. dollar exchange rates. There were no foreign currency reclassification adjustments for the three and nine months ended June 30, 2012 and June 30, 2011. Other comprehensive income includes reclassification adjustments related to our defined benefit pension plans for the amortization of actuarial losses and prior service costs. There were no actuarial gains, losses or prior service costs arising during the period deferred into other comprehensive income for our defined benefit pension plans for the three and nine months ended June 30, 2012 and June 30, 2011.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.1)	$166.8	$57.2
Less: Distributed and undistributed income available to participating securities	—	(0.1)	(0.6)	(0.8)
Distributed and undistributed income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.2)	$166.2	$56.4
Denominator:
Basic weighted average shares outstanding	71.4	50.7	71.1	42.7
Basic earnings (loss) per share attributable to Rock-Tenn Company shareholders	$0.82	$(0.60)	$2.34	$1.32

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.1)	$166.8	$57.2
Less: Distributed and undistributed income available to participating securities	—	(0.1)	(0.6)	(0.7)
Distributed and undistributed income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.2)	$166.2	$56.5
Denominator:
Basic weighted average shares outstanding	71.4	50.7	71.1	42.7
Effect of dilutive stock options and non-participating securities	0.9	—	0.8	0.6
Diluted weighted average shares outstanding	72.3	50.7	71.9	43.3
Diluted earnings (loss) per share attributable to Rock-Tenn Company shareholders	$0.81	$(0.60)	$2.31	$1.30

Weighted average shares includes approximately 0.7 million of reserved, but unissued shares at June 30, 2012. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.4 million and 0.3 million common shares in the three and nine months ended June 30, 2012 were not included in computing diluted earnings per share because the effect would have been antidilutive. Due to the net loss in the three months ended June 30, 2011, stock options and non-participating securities of 0.8 million common shares were not included in computing diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.1 million common shares in the nine months ended June 30, 2011 were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions

Smurfit-Stone Acquisition

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation (the "Smurfit-Stone Acquisition" or "Smurfit-Stone"). We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling and Waste Solutions segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued at June 30, 2012 for the resolution of Smurfit-Stone bankruptcy claims, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone stock

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

options. The reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order. The shares issued were valued at $76.735 per share which represented the average of the high and low stock price on the acquisition date.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2012 (referred to as "measurement period adjustments") (in millions):

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)(3)
Current assets, net of cash received	$1,459.5	$(6.8)	$1,452.7
Property, plant and equipment	4,391.4	(12.1)	4,379.3
Goodwill	1,091.6	(16.2)	1,075.4
Intangible assets	691.4	21.7	713.1
Other long-term assets	95.5	28.5	124.0
Total assets acquired	7,729.4	15.1	7,744.5

Current portion of debt	9.4	—	9.4
Current liabilities	816.7	6.6	823.3
Long-term debt due after one year	1,171.1	—	1,171.1
Accrued pension and other long-term benefits	1,205.8	(4.1)	1,201.7
Noncontrolling interest and other long-term liabilities	787.8	12.6	800.4
Total liabilities and noncontrolling interest assumed	3,990.8	15.1	4,005.9

Net assets acquired	$3,738.6	$—	$3,738.6

(1)	As previously reported in the Notes to Consolidated Financial Statements included in our Fiscal 2011 Form 10-K.

(2)
The measurement period adjustments recorded in the second and third quarters of fiscal 2012 did not have a significant impact on our condensed consolidated statements of income for any period of fiscal 2012 or 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheet as of September 30, 2011. Therefore, we have not retrospectively adjusted the comparative 2011 financial information presented herein.

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

We recorded fair values for acquired assets and liabilities including goodwill and intangibles. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration opportunities and diversification of fiber sourcing) and the assembled work force of Smurfit-Stone.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table summarizes the weighted average life (in years) and gross carrying amount relating to intangible assets recognized in the Smurfit-Stone Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	10.5	$663.0
Favorable contracts	6.9	23.5
Technology and patents	8.0	13.3
Trademarks and tradenames	3.5	10.3
Non-compete agreements	2.0	3.0
Total	10.2	$713.1

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

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
	(Unaudited, in millions)

Net sales	$2,384.2	$7,111.0
Net income attributable to Rock-Tenn Company shareholders	$67.9	$252.9

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

Unaudited pro forma earnings for the three months ended June 30, 2011 were adjusted to exclude $55.4 million of acquisition inventory step-up expense, $97.8 million of employee compensation related items consisting primarily of certain change in control payments and acceleration of stock-based compensation, $42.8 million of acquisition costs which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees, and $81.5 million of loss on extinguishment of debt. Unaudited pro forma earnings for the nine months ended June 30, 2011 were adjusted to exclude $55.4 million of acquisition inventory step-up expense, $97.8 million of employee compensation related items consisting primarily of certain change in control payments and acceleration of stock-based compensation, $49.2 million of acquisition costs which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees, and $81.5 million of loss on extinguishment of debt. Included in earnings for the three month and nine months ended June 30, 2011 are $19.9 million and $22.2 million, respectively, of integration costs which primarily consist of severance and other employee costs and professional services.

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group ("GMI" or "CorPak"). We have made joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the "Code") that increased our tax basis in the underlying assets acquired. The purchase price was approximately $90.1 million, including the amount to be paid

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

to the sellers related to the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $39.5 million of customer relationship intangible assets, $25.8 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. None of the intangibles have a significant residual value. The estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes as a result of the Code section 338(h)(10) elections.

Mid South Packaging Acquisition

On June 22, 2012, we acquired the assets of Mid South Packaging LLC ("Mid South"), a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was approximately $32.1 million, net of a preliminary working capital settlement. No debt was assumed. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $9.9 million of customer relationship intangible assets and $8.5 million of goodwill. We are amortizing the customer relationship intangibles over 12.5 years based on a straight-line basis because the pattern was not reliably determinable. None of the intangibles have a significant residual value. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed, among other things, completing our valuations of certain tangible and intangible assets, and determining the working capital settlement, thus, the allocation of purchase price is preliminary and subject to revision. The estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of Mid South.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $13.7 million and $55.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively and recorded pre-tax restructuring and other costs, net, of $52.1 million and $62.4 million for the nine months ended June 30, 2012 and June 30, 2011, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and nine months ended June 30, 2012 and June 30, 2011, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(a)	Current Qtr.	$3.8	$2.1	$1.2	$2.1	$(0.6)	$8.6
	YTD Fiscal 2012	9.7	10.5	2.9	4.5	4.3	31.9
	Prior Year Qtr.	2.3	5.5	0.1	0.3	—	8.2
	YTD Fiscal 2011	1.9	5.6	0.1	0.3	0.6	8.5
	Cumulative	26.8	18.7	4.1	5.5	5.1	60.2
	Expected Total	26.8	18.7	6.1	8.9	5.1	65.6
Consumer Packaging(b)	Current Qtr.	(2.6)	0.1	—	—	—	(2.5)
	YTD Fiscal 2012	(3.3)	0.1	0.5	—	(0.1)	(2.8)
	Prior Year Qtr.	3.5	1.6	0.2	0.2	0.1	5.6
	YTD Fiscal 2011	3.3	1.7	0.3	0.5	0.1	5.9
	Cumulative	1.4	3.4	1.6	0.9	0.9	8.2
	Expected Total	1.4	3.4	1.6	1.2	0.9	8.5
Recycling and Waste Solutions(c)	Current Qtr.	0.1	—	—	—	—	0.1
	YTD Fiscal 2012	0.1	—	—	—	—	0.1
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2011	—	—	—	0.1	—	0.1
	Cumulative	0.1	—	—	0.4	0.1	0.6
	Expected Total	0.1	—	—	0.4	0.1	0.6
Other(d)	Current Qtr.	—	—	—	—	7.5	7.5
	YTD Fiscal 2012	—	—	—	—	22.9	22.9
	Prior Year Qtr.	—	—	—	—	41.7	41.7
	YTD Fiscal 2011	—	—	—	—	47.9	47.9
	Cumulative	—	—	—	—	83.7	83.7
	Expected Total	—	—	—	—	83.7	83.7
Total	Current Qtr.	$1.3	$2.2	$1.2	$2.1	$6.9	$13.7
	YTD Fiscal 2012	$6.5	$10.6	$3.4	$4.5	$27.1	$52.1
	Prior Year Qtr.	$5.8	$7.1	$0.3	$0.5	$41.8	$55.5
	YTD Fiscal 2011	$5.2	$7.3	$0.4	$0.9	$48.6	$62.4
	Cumulative	$28.3	$22.1	$5.7	$6.8	$89.8	$152.7
	Expected Total	$28.3	$22.1	$7.7	$10.5	$89.8	$158.4

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

(a)
The Corrugated Packaging segment current year charges primarily reflect the closure of our Matane, Quebec containerboard mill, a machine taken out of operation at our Hodge, LA containerboard mill and five corrugated container plants, all acquired in the Smurfit-Stone Acquisition (each initially recorded and four closed in fiscal 2012) and charges associated primarily with on-going closure costs at certain of six other corrugated container plants acquired in the Smurfit-Stone Acquisition (each initially recorded in fiscal 2011, five of the six were closed in fiscal 2011 and one closed in fiscal 2012) and our Hauppauge, NY sheet plant (initially recorded in fiscal 2010 and closed in fiscal 2011), net of a gain on sale of our Santa Fe Spring, CA corrugated converting facility. The expenses in the "Other Costs" column primarily represent repayment of energy credits and site environmental closure activities at the Matane mill. The cumulative charges are primarily for the facilities mentioned above and fiscal 2011 charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition. We have transferred a substantial portion of each closed facility's production to our other facilities.

(b)
The Consumer Packaging segment current year activity primarily reflects the gain on sale of our Columbus, IN laminated paperboard converting operation and Milwaukee, WI folding carton facility (initially recorded and closed in fiscal 2011) and on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect the actions mentioned above as well as closure costs at certain of four interior packaging plants (three initially recorded and closed in fiscal 2011 and one initially recorded and closed in fiscal 2010), our Columbus laminated paperboard converting operation and our Macon, GA drum manufacturing operation (each initially recorded and closed in fiscal 2010) and our Drums, PA interior packaging plant (initially recorded and closed in fiscal 2010).

(c)
The Recycling and Waste Solutions segment current year charges reflect one collection facility sold in the current year and the cumulative charges reflect carrying costs for two collections facilities shutdown in a prior year.

(d)
The expenses in the “Other Costs” column primarily reflect costs incurred primarily as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses / (Income)	Total
Current Qtr.	$1.6	$5.9	$—	$7.5
YTD Fiscal 2012	$2.7	$20.8	$(0.6)	$22.9
Prior Year Qtr.	$12.2	$29.5	$—	$41.7
YTD Fiscal 2011	$16.2	$31.7	$—	$47.9

Acquisition expenses include expenses associated with other acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities the precise amount expected to be incurred has not been quantified above. We expect integration activities to continue into fiscal 2013.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, followed by a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations for the nine months ended June 30, 2012 and June 30, 2011 (in millions):

	2012	2011
Accrual at beginning of fiscal year	$26.7	$1.4
Accruals acquired in Smurfit-Stone Acquisition	—	11.9
Additional accruals	20.3	27.8
Payments	(24.2)	(2.6)
Adjustment to accruals	(1.2)	—
Accrual at June 30,	$21.6	$38.5

Reconciliation of accruals and charges to restructuring and other costs, net:
	2012	2011
Additional accruals and adjustments to accruals (see table above)	$19.1	$27.8
Acquisition expenses	2.7	16.2
Integration expenses	16.4	11.5
Net property, plant and equipment	6.5	5.2
Severance and other employee costs	0.4	0.3
Equipment relocation	3.4	0.4
Facility carrying costs	4.5	0.9
Other	(0.9)	0.1
Total restructuring and other costs, net	$52.1	$62.4

Note 7.	Income Taxes

The effective tax rates for the three and nine months ended June 30, 2012 were approximately 34.5% and 37.1%, respectively. The effective tax rates for the three and nine months ended June 30, 2011 were approximately 38.3% and 30.8%, respectively. The effective rate for the three months ended June 30, 2012 was lower than the statutory rate primarily due to the expiration of statutes of limitations which allowed the release of certain reserves for uncertain tax positions and the impact of finalizing certain estimates included in our 2011 tax returns during the current quarter. The increase in the effective tax rate for the nine months ended June 30, 2012 compared to the prior year nine month period was primarily due to the impact of higher state income taxes and reduced benefit of federal tax credits, both relative to the amount of pre-tax income, and no releases of valuation allowances during the nine months ended June 30, 2012. A comparison of the effective tax rate for the three months ended June 30, 2012 and June 30, 2011 is not meaningful given the level of pre-tax income earned for the three months ended June 30, 2012 as compared to the pre-tax loss sustained during the three months ended June 30, 2011 which was due to additional expenses incurred related to the acquisition of Smurfit-Stone and related debt refinancing. The effective tax rate for the nine months ended June 30, 2011 was lower than the statutory rate primarily due to the impact of finalizing certain estimates included in our 2010 tax returns in the third quarter, the second quarter of fiscal 2011 release of a valuation allowance related to state credits and the reinstatement of the federal research and development credit in the first quarter of fiscal 2011.

As of June 30, 2012, the gross amount of unrecognized tax benefits was approximately $289.5 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $269.1 million would benefit the effective tax rate. We regularly evaluate, assess and sometimes adjust our unrecognized tax benefits in light of changing facts and circumstances.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012, we had a recorded liability of $2.7 million for the estimated payment of interest and penalties.

We file federal, state and local income tax returns in the U.S. and in various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2008.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

	June 30, 2012	September 30, 2011
Finished goods and work in process	$324.6	$331.1
Raw materials	379.9	404.0
Spare parts and supplies	186.5	173.1
Inventories at FIFO cost	891.0	908.2
LIFO reserve	(35.5)	(58.4)
Net inventories	$855.5	$849.8

Note 9.	Debt

For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2011 Form 10-K.

The following were individual components of debt (in millions):

	June 30, 2012	September 30, 2011
5.625% notes due March 2013(a)	$80.7	$80.9
9.25% notes due March 2016(a)	—	299.2
4.45% notes due March 2019(a)	349.7	—
4.90% notes due March 2022(a)	399.3	—
Term loan facilities(b)	1,622.6	2,223.1
Revolving credit and swing facilities(b)	411.9	238.0
Receivables-backed financing facility(c)	482.0	559.0
Industrial development revenue bonds, bearing interest at variable rates (2.54% at September 30, 2011)(d)	—	17.4
Other debt	14.1	28.2
Total debt	3,360.3	3,445.8
Less current portion of debt	257.7	143.3
Long-term debt due after one year	$3,102.6	$3,302.5

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty.

(a)
On February 22, 2012, we issued $350.0 million aggregate principal amount of 4.45% senior notes due March 2019 (“March 2019 Notes”) and issued $400.0 million aggregate principal amount of 4.90% senior notes due March 2022 (“March 2022 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). We issued the March 2019 and March 2022 notes at a discount of approximately $0.3 million and $0.8 million, respectively, and recorded debt issuance costs in connection with the March 2019 and March 2022 notes of approximately $3.2 million and $3.6 million respectively, which are being amortized over the respective term of the notes. On March 15, 2012, we redeemed our 9.25% senior notes due March 2016 (“March 2016

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Notes”) at a redemption price equal to 104.625% of the principal amount of the March 2016 Notes, plus the accrued and unpaid interest. We recorded an aggregate loss on extinguishment of debt of approximately $18.7 million for the redemption premium and to expense unamortized deferred financing and discount costs. Interest on our 5.625% notes due March 2013 (“March 2013 Notes”), our March 2019 Notes and our March 2022 Notes is payable in arrears each March and September. Security on the March 2013 Notes, March 2019 Notes and March 2022 Notes will be reinstated if we fall below specified credit ratings at Standard & Poor's and Moody's, as discussed below. All obligations under the March 2019 Notes and March 2022 Notes are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, including those acquired in the Smurfit-Stone Acquisition, except for certain present and future unrestricted subsidiaries and certain other limited exceptions.

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

On March 14, 2012, we drew down the full amount of the term loan A2 tranche, along with revolver borrowings, to pay off our March 2016 Notes. On March 30, 2012, we amended our Credit Facility which provides for the ability to guaranty the obligations of any restricted subsidiary in respect of indebtedness incurred by a restricted subsidiary to the extent such indebtedness is permitted under the Credit Agreement, to incur unsecured indebtedness in respect of letters of credit, letters of guaranty or similar instruments having an aggregate face amount not to exceed $100.0 million at any time outstanding and to incur indebtedness in an aggregate principal amount of up to $50.0 million pursuant to an “additional indebtedness” carveout to the indebtedness covenant in the Credit Agreement. The applicable margin on LIBOR based term loan A2 is dependent upon our Leverage Ratio. For the quarter ended June 30, 2012 the applicable margin was 1.75%. The variable interest rate, including the applicable margin, on our term loan A2 facility was 1.97% at June 30, 2012.

Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $300.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars. At June 30, 2012 and September 30, 2011, the amount committed under the Credit Facility for loans to a Canadian subsidiary was $300.0 million and $300.0 million, respectively. At June 30, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $62.2 million, were approximately $1,001.7 million. The applicable margin on LIBOR based term loan A and revolving credit loans is dependent upon our Leverage Ratio. For the quarter ended June 30, 2012 the applicable margin was 2.00%, and for the quarter ended September 30, 2011 the applicable margin was 2.00%. The variable interest rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 2.24% and 2.23% at June 30, 2012 and September 30, 2011, respectively. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 2.24% to 4.25% at June 30, 2012 and from 3.25% to 4.00% at September 30, 2011.

Certain restrictive covenants govern our maximum availability under this facility, including Maximum Leverage Ratio and Minimum Consolidated Interest Ratio Coverage, as discussed in our Debt Footnote in our Fiscal 2011 Form 10-K. We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

(c)
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million. The maturity date of the Receivables Facility is the third anniversary of the Smurfit-Stone Acquisition. Accordingly, such

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

borrowings are classified as long-term at June 30, 2012 and September 30, 2011. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.36% and 1.36% as of June 30, 2012 and September 30, 2011, respectively. The commitment fee for this facility was 0.30% and 0.30% as of June 30, 2012 and September 30, 2011, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. At June 30, 2012, we are in compliance with all of our covenants. At June 30, 2012 and September 30, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $482.3 million and $559.9 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2012 was approximately $815.5 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

(d)	We repaid the industrial development revenue bonds issued by various municipalities in which we maintain facilities on October 3, 2011.

Note 10.	Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time-to-time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated as cash flow hedges of forecasted floating rate interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to transactions denominated in Canadian dollars.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We enter into financial derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Certain of our interest rate swap derivative contracts contain a provision whereby if we default on the Credit Facility, we may also be deemed in default of the interest rate swap obligation. None of our derivative transactions are significant unless otherwise disclosed.

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

We have at times entered into interest rate swap agreements that effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements typically involved the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount. In the quarter ended June 30, 2012, our interest rate swap agreements expired and as a result amounts deferred in accumulated other comprehensive income, which were not significant, were reclassified into earnings.

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

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	June 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$80.7	$82.8	$80.9	$83.1
March 2016 Notes(1)	—	—	299.2	318.7
March 2019 Notes(1)	349.7	358.3	—	—
March 2022 Notes(1)	399.3	397.1	—	—
Term loan facilities(2)	1,622.6	1,622.6	2,223.1	2,223.1
Revolving credit and swing facilities(2)	411.9	411.9	238.0	238.0
Receivables-backed financing facility(2)	482.0	482.0	559.0	559.0
Industrial development revenue bonds(2)	—	—	17.4	17.4
Other long-term debt(3)	14.1	14.9	28.2	30.3
Total debt	$3,360.3	$3,369.6	$3,445.8	$3,469.6

(1)	Fair value is based on the quoted market prices for the same or similar issues and is categorized as level 1 within the fair value hierarchy.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2012 and June 30, 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$7.3	$4.9	$23.3	$10.3
Interest cost	55.1	25.2	165.3	37.5
Expected return on plan assets	(55.5)	(24.6)	(166.7)	(37.1)
Amortization of net actuarial loss	5.3	4.8	16.0	14.2
Amortization of prior service cost	0.3	0.1	0.6	0.5
Company defined benefit plan expense	12.5	10.4	38.5	25.4
Multi-employer plans for collective bargaining employees	2.2	1.1	6.7	2.1
Net pension cost	$14.7	$11.5	$45.2	$27.5

During the three and nine months ended June 30, 2012, we contributed an aggregate of $67.1 million and $202.0 million to our qualified defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $355 million in fiscal 2012 to our qualified defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $13.5 million and $20.0 million to our qualified defined benefit pension plans in the three and nine months ended June 30, 2011.

The postretirement benefit plans that were acquired in connection with the Smurfit-Stone Acquisition provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$0.1	$0.2	$1.1	$0.2
Interest cost	1.6	0.8	5.8	0.8
Company postretirement plan expense	$1.7	$1.0	$6.9	$1.0

During the three and nine months ended June 30, 2012, we contributed an aggregate of $1.2 million and $5.7 million to our postretirement benefit plans. During the three and nine months ended June 30, 2011, we contributed an aggregate of 0.8 million to our postretirement benefit plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 13.	Share-Based Compensation

Stock Options

During the nine months ended June 30, 2012, we granted options to purchase 255,250 shares of our Class A common stock “Common Stock” to certain employees. These options generally vest three years from the grant date, however, a portion of them are subject to earlier expense recognition due to retirement eligibility rules. These grants were valued at $23.81 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 5.3 years; an expected volatility of 47.3%; expected dividends of 1.4%; and a risk free rate of 0.8%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2012 and June 30, 2011 was $2.5 million and $29.7 million, respectively, and during the nine months ended June 30, 2012 and June 30, 2011 it was $9.9 million and $31.2 million, respectively. The table below summarizes the changes in all stock options during the nine months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2011	1,532,103	$36.35
Granted	255,250	63.38
Exercised	(295,374)	32.82
Expired	(9,000)	18.19
Forfeited	(6,500)	55.38
Outstanding at June 30, 2012	1,476,479	$41.75	6.6	$23.0
Exercisable at June 30, 2012	902,354	$31.60	5.3	$20.7
Restricted Stock
During the nine months ended June 30, 2012, we granted 20,700 shares of restricted stock, which vest over one year, to our non-employee directors and we granted target awards of 389,550 shares of restricted stock with a service and a performance condition that generally vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended.
The aggregate fair value of restricted stock that vested during the three months ended June 30, 2012 and June 30, 2011 was $0.1 million and $9.5 million, respectively, and during the nine months ended June 30, 2012 and June 30, 2011 it was $33.0 million and $28.0 million, respectively.

Certain of our restricted stock that have met all restrictions other than service conditions are treated as issued and carry dividend and voting rights; if the service conditions are not met, the shares of restricted stock are forfeited. At June 30, 2012 and September 30, 2011, there were less than 0.1 million and 0.4 million shares of restricted stock, respectively, reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.
The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2011	1,005,343	$41.95
Granted(1)	410,250	63.28
Vested	(484,243)	28.45
Forfeited	(16,425)	50.08
Unvested at June 30, 2012 (1)(2)	914,925	$58.62

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

(1)
Fiscal 2012 target awards of 386,750 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

(2)
Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2011 in the amount of 256,600 may be increased by up to 200% or decreased to zero, subject to the level of performance attained. Target awards, net of subsequent forfeitures and performance condition achievement, granted in fiscal 2010 in the amount of 241,475 may be increased by up to 150% or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

In March 2012, we became aware that one of our facilities in Pennsylvania had been improperly collecting and reporting wastewater discharge data.  We promptly reported this matter to the Pennsylvania Department of Environmental Protection (“PaDEP”).  During March 2012, we also received data indicating that the facility's wastewater discharge was not in conformance with certain permitted discharge limitations.  We immediately discontinued operations at the facility and reported the data to PaDEP.  We have since restarted operations at the facility in a manner that complies with the facility's discharge permits.  Although we are currently unable to predict with certainty the outcome of the matters reported to the PaDEP, we believe that any potential fine will not have a significant adverse effect on our results of operations, financial condition or cash flows.

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

As of June 30, 2012, we had approximately $4.6 million reserved for environmental liabilities, of which $2.7 million is included in other long-term liabilities and $1.9 million in other current liabilities. We believe the liability for these matters was adequately reserved at June 30, 2012.

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated. In the operative complaint, plaintiffs named as defendants RockTenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, our wholly-owned subsidiary that is the successor to Smurfit-Stone). The plaintiffs alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding our acquisition of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. On May 20, 2011, the court denied the plaintiffs’ request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone’s proxy statement relating to appraisal rights.

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class released all claims against us and the former directors of Smurfit-Stone that arise out of the class members’ ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we granted the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court would assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding was subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement was subject to a number of conditions, including final court approval. A settlement approval hearing was held on December 9, 2011, and the court entered a final order and judgment approving the settlement on February 2, 2012. No appeal was filed, and the settlement is therefore final.

The deadline for class members to participate in any quasi-appraisal proceeding was April 9, 2012. As of the participation deadline, we had received approximately $265,000 from holders seeking quasi-appraisal with respect to approximately 12,200 shares of Smurfit-Stone common stock. The deadline for class members to file quasi-appraisal petitions was May 9, 2012. No such petition was filed as of the deadline. Accordingly, there will not be any quasi-appraisal proceeding, and we have returned the money we received from claimants.

On February 17, 2011, a putative class action complaint asserting similar claims against RockTenn regarding the Smurfit-Stone acquisition was filed in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp., et al., C.A. No. 1:11-cv-01136. On August 4, 2011, the plaintiff voluntarily dismissed this matter without prejudice. Four complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Circuit Court for Cook County, Illinois challenging RockTenn’s acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

consolidated together. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

All class litigation regarding the acquisition of Smurfit-Stone is now concluded. We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business.  While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Guarantees

We have made the following guarantees as of June 30, 2012:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment.  At June 30, 2012, the maximum potential amount of future payments related to these guarantees was approximately $17 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired unconsolidated entities for which we guarantee less than $4 million in debt, primarily for bank loans; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2015. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at June 30, 2012, which would result in a purchase price of approximately 52% of our partner’s net equity reflected on Seven Hills’ June 30, 2012 balance sheet.

Note 15.	Segment Information

In the third quarter of fiscal 2011, following the May 27, 2011 Smurfit-Stone Acquisition we announced the realignment of our operating segments. Our segments include the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and Recycling and Waste Solutions, which consists of our recycled fiber procurement and trading activities.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales (aggregate):
Corrugated Packaging	$1,545.2	$734.5	$4,573.9	$1,142.2
Consumer Packaging	628.9	579.6	1,896.9	1,691.9
Recycling and Waste Solutions	338.9	147.4	964.4	230.1
Total	$2,513.0	$1,461.5	$7,435.2	$3,064.2
Less net sales (intersegment):
Corrugated Packaging	$28.7	$21.3	$91.8	$41.8
Consumer Packaging	6.1	6.8	19.9	14.5
Recycling and Waste Solutions	175.0	51.3	469.7	71.8
Total	$209.8	$79.4	$581.4	$128.1
Net sales (unaffiliated customers):
Corrugated Packaging	$1,516.5	$713.2	$4,482.1	$1,100.4
Consumer Packaging	622.8	572.8	1,877.0	1,677.4
Recycling and Waste Solutions	163.9	96.1	494.7	158.3
Total	$2,303.2	$1,382.1	$6,853.8	$2,936.1
Segment income:
Corrugated Packaging	$73.4	$24.6	$251.4	$92.1
Consumer Packaging	83.7	61.1	248.4	193.1
Recycling and Waste Solutions	2.2	4.6	9.9	9.5
Total segment income	159.3	90.3	509.7	294.7
Restructuring and other costs, net	(13.7)	(55.5)	(52.1)	(62.4)
Non-allocated expenses	(28.3)	(22.6)	(79.1)	(52.8)
Interest expense	(26.8)	(22.8)	(91.7)	(55.7)
Loss on extinguishment of debt	(0.1)	(39.5)	(19.6)	(39.5)
Interest income and other income, net	0.2	4.1	1.1	4.1
Income (loss) before income taxes	90.6	(46.0)	268.3	88.4
Income tax (expense) benefit	(31.3)	17.6	(99.5)	(27.2)
Consolidated net income (loss)	59.3	(28.4)	168.8	61.2
Less: Net income attributable to noncontrolling interests	(1.1)	(1.7)	(2.0)	(4.0)
Net income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.1)	$166.8	$57.2

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales of $2,303.2 million for the third quarter of fiscal 2012 increased $921.1 million, or 66.6% over the third quarter of fiscal 2011, primarily as a result of the May 27, 2011 Smurfit-Stone Acquisition. Total segment income was $159.3 million in the third quarter of fiscal 2012 up $69.0 million or 76.4% over the prior year quarter, primarily as a result of the Smurfit-Stone acquisition and increased profitability in our Consumer Packaging segment. The third quarter of fiscal 2011 included $55.4 million of acquisition inventory step-up expense associated with the Smurfit-Stone Acquisition. Net income, before adjustments, among other things, for restructuring, loss on extinguishment of debt and the impact of acquisition inventory step-up, in the third quarter of fiscal 2012 was $58.2 million compared to a loss of $30.1 million in the third quarter of last year. Adjusted net income (as hereinafter defined in the "Non-GAAP Financial Measures" section below) in the third quarter of fiscal 2012 increased $1.8 million over the third quarter of last year to $68.4 million.

Our third quarter of fiscal 2012 earnings per share reflect solid performance across our business units with particularly strong results in our consumer segment where lower recycled fiber and energy costs, strong operating performance and sales growth in merchandising displays, including the acquisition, drove segment earnings up 37% over the prior year quarter which was impacted by our planned major maintenance outage at our Demopolis, AL mill. Our corrugated segment performance reflected higher than expected costs associated with the major capital projects to modernize and increase production capacity at our Hodge, LA mill.

Adjusted earnings per diluted share (as hereinafter defined in the "Non-GAAP Financial Measures" section below) are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings (loss) per diluted share	$0.81	$(0.60)	$2.31	$1.30

Restructuring and other costs and operating losses and transition costs due to plant closures	0.14	0.71	0.61	0.96
Acquisition inventory step-up	—	0.69	—	0.81
Loss on extinguishment of debt	—	0.49	0.17	0.58

Adjusted earnings per diluted share	$0.95	$1.29	$3.09	$3.65

Our restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the third quarter of fiscal 2012 were $0.14 per diluted share and consisted primarily of $7.5 million of pre-tax integration and acquisition costs, including professional services, employee and other costs, $6.2 million of pre-tax facility closure charges primarily related to corrugated container plants acquired in the Smurfit-Stone Acquisition, the permanent shutdown of the medium machine at Hodge, LA containerboard mill, net of a gain on sale of our Columbus, IN laminated converting facility and $1.9 million of pre-tax operating losses and transition costs primarily related to corrugated container plants acquired in the Smurfit-Stone Acquisition.

The third quarter of fiscal 2011, restructuring and other costs and operating losses and transition costs due to plant closures,

net of related noncontrolling interest were $0.71 per diluted share and consisted primarily of $41.7 million pre-tax of acquisition and integration costs and $13.7 million of pre-tax facility closure charges primarily in connection consolidating converting facilities. GAAP requires that an acquirer value inventory acquired at fair value. This reduces the profit on sales to that portion attributable to the selling effort. For us, this step-up in value reduced our income for the month of June 2011 by $55.4 million pre-tax, or $0.69 per diluted share after-tax, as most of the acquired inventory was sold and an intercompany profit reserve was established on new inventory and charged to cost of goods sold. We recognized a pre-tax loss on extinguishment of debt of $39.5 million, or $0.49 per diluted share, in the third quarter of fiscal year 2011 for associated fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing and the repayment and termination of certain pre-acquisition financing arrangements. The extinguishment represented approximately half of the fees and expenses we paid in connection with the new facilities. The remainder is being amortized to interest expense over the life of the debt instruments.

Our restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the nine months ended June 30, 2012 aggregated to $0.61 per diluted shared and consisted primarily of $29.1 million of pre-tax facility closure charges primarily related to the Matane mill, a Hodge, LA paper machine closure and corrugated container plants acquired in the Smurfit-Stone Acquisition, net of gains on sales of a few previously closed facilities, $11.2 million of pre-tax operating losses and transition costs primarily in connection with the Matane mill closure and consolidating converting facilities and $22.9 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs. We recognized a pre-tax loss on extinguishment of debt in the second quarter of fiscal 2012 of $19.5 million, or $0.17 per diluted share primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the nine months ended June 30, 2011 were $0.96 per diluted share and consisted primarily of $47.9 million pre-tax of acquisition and integration costs, $1.0 million of pre-tax operating losses and transition costs primarily in connection consolidating converting facilities and $14.2 million of facility closure charges. The impact of the acquired inventory and loss on extinguishment of debt discussed above in the nine months ended June 30, 2011 were $0.81 and $0.58 per diluted share, respectively. The impact per diluted share was more significant than in the three months ended June 30, 2011 since the diluted weighted average shares outstanding for the nine months were lower than in the three months ended June 30, 2011 due to the number of shares issued in Smurfit-Stone Acquisition.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2011	$761.1	$792.9	$1,382.1	$2,936.1	$2,463.5	$5,399.6
2012	$2,267.7	$2,282.9	$2,303.2	$6,853.8
% Change	198.0%	187.9%	66.6%	133.4%

Net sales in the third quarter of fiscal 2012 increased $921.1 million compared to the third quarter of fiscal 2011 primarily due to the Smurfit-Stone Acquisition. Net sales in the nine months ended June 30, 2012 increased $3,917.7 million compared to the nine months ended June 30, 2011 primarily due to the Smurfit-Stone Acquisition.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2011	$582.3	$626.6	$1,169.7	$2,378.6	$2,029.1	$4,407.7
(% of Net Sales)	76.5%	79.0%	84.6%	81.0%	82.4%	81.6%
2012	$1,875.5	$1,922.1	$1,943.4	$5,741.0
(% of Net Sales)	82.7%	84.2%	84.4%	83.8%

Cost of goods sold as a percentage of net sales decreased in the third quarter of fiscal 2012 compared to the prior year third quarter primarily as a result of the Smurfit-Stone Acquisition and increased freight costs which were partially offset by reduced recycled fiber costs, energy and chemical costs. Freight expense and workers' compensation expense, excluding the impact of the Smurfit-Stone Acquisition, increased $2.3 million and $1.7 million, respectively. Recycled fiber costs, energy costs and chemical costs in our legacy RockTenn mills decreased $26, $10 and $3 per ton, respectively. Our corrugated segment performance reflected higher than expected costs associated with the completion of the major capital projects at our Hodge, LA mill.

Cost of goods sold as a percentage of net sales increased in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily as a result of the Smurfit-Stone Acquisition and increased chemical and freight costs which were partially offset by reduced recycled fiber costs and energy costs. Chemical costs in our legacy RockTenn mills increased $2 per ton and freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $10.5 million due in part to higher volumes. Recycled fiber costs and energy costs in our legacy mills decreased $15 and $5 per ton, respectively.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2011	$83.2	$88.3	$145.3	$316.8	$224.4	$541.2
(% of Net Sales)	10.9%	11.1%	10.5%	10.8%	9.1%	10.0%
2012	$225.9	$229.6	$229.6	$685.1
(% of Net Sales)	10.0%	10.1%	10.0%	10.0%

Selling, general and administrative (“SG&A”) expenses increased $84.3 million in the third quarter of fiscal 2012 compared to the prior year period primarily due to the Smurfit-Stone Acquisition, and declined as a percentage of net sales primarily due to synergies realized in the acquisition.

SG&A expenses increased $368.3 million in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales primarily due to synergies realized in the acquisition.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $13.7 million and $55.5 million in the third quarter of fiscal 2012 and 2011, respectively. We recorded aggregate pre-tax restructuring and other costs of $52.1 million and $62.4 million in the nine months ended June 30, 2012 and June 30, 2011, respectively. The increase in charges in three and nine months ended June 30, 2012 is primarily associated with the acquisition and integration of Smurfit-Stone including plant closure activities. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the third quarter of fiscal 2012 increased to $26.8 million from $22.8 million for the same quarter last year. The increase in our average outstanding borrowings increased interest expense by approximately $9.9 million, lower average interest rates, net of swaps, decreased interest expense by approximately $6.6 million, and deferred financing costs increased $0.7 million. Interest expense for the third quarter of fiscal 2012 included amortization of deferred financing costs of $2.6 million compared to $1.9 million for the same quarter of the prior year.

Interest expense for the nine months ended June 30, 2012 increased to $91.7 million from $55.7 million for the nine months ended June 30, 2011. The increase in our average outstanding borrowings increased interest expense by approximately $49.7 million, lower average interest rates, net of swaps, decreased interest expense by approximately $16.8 million, and deferred financing costs increased $3.1 million. Interest expense for the nine months ended June 30, 2012 included amortization of deferred financing costs of $8.1 million compared to $5.0 million for the same period in the prior year.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and nine months ended June 30, 2012 of $0.1 million and $19.6 million,

respectively, was primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

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

Provision for Income Taxes

We recorded income tax expense of $31.3 million and $99.5 million in the three and nine months ended June 30, 2012 compared to an income tax benefit of $17.6 million and $27.2 million in the three and nine months ended June 30, 2011. The effective tax rates for the three and nine months ended June 30, 2012 were approximately 34.5% and 37.1%, respectively. The effective tax rates for the three and nine months ended June 30, 2011 were approximately 38.3% and 30.8%, respectively. We expect our effective tax rate for the full year to be approximately 37% to 38%. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

We realigned our operating segments in the third quarter of fiscal 2011 following the Smurfit-Stone Acquisition. Our segments include the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our folding carton operations, our coated and uncoated paperboard mills, merchandising displays and interior partition operations; and Recycling and Waste Solutions, which consists of our recycled fiber procurement and trading activities.

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

Tons Shipped

	Containerboard Tons Shipped	Recycled Paperboard Tons Shipped	Bleached Paperboard Tons Shipped	Market Pulp Tons Shipped	Average Net Selling Price (Per Ton)
	(In thousands, except Average Net Selling Price Per Ton)
First Quarter	247.4	224.5	84.4	22.1	$617
Second Quarter	243.9	239.3	85.1	24.0	622
Third Quarter	850.7	238.2	90.3	49.6	596
Nine Months Ended June 30, 2011	1,342.0	702.0	259.8	95.7	607
Fourth Quarter	1,914.4	241.0	117.8	96.3	585
Fiscal 2011	3,256.4	943.0	377.6	192.0	$596

First Quarter	1,832.0	222.8	113.1	99.9	$562
Second Quarter	1,695.9	236.8	115.9	86.6	560
Third Quarter	1,722.9	231.8	123.8	98.1	563
Nine Months Ended June 30, 2012	5,250.8	691.4	352.8	284.6	$562

Tons Produced

	Containerboard Tons Produced	Recycled Paperboard Tons Produced	Bleached Paperboard Tons Produced	Market Pulp Tons Produced
	(In thousands)
First Quarter	246.2	226.7	87.4	23.4
Second Quarter	245.5	235.2	86.6	26.2
Third Quarter	858.5	239.4	87.3	47.1
Nine Months Ended June 30, 2011	1,350.2	701.3	261.3	96.7
Fourth Quarter	1,923.2	242.0	123.7	101.1
Fiscal 2011	3,273.4	943.3	385.0	197.8

First Quarter	1,843.5	227.3	115.2	104.9
Second Quarter	1,736.5	234.6	112.7	83.2
Third Quarter	1,676.4	234.1	118.7	101.9
Nine Months Ended June 30, 2012	5,256.4	696.0	346.6	290.0

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Third Quarter	734.5	24.6	3.3
Nine Months Ended June 30, 2011	1,142.2	92.1	8.1
Fourth Quarter	1,626.5	149.6	9.2
Fiscal 2011	$2,768.7	$241.7	8.7%

First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Third Quarter	1,545.2	73.4	4.8
Nine Months Ended June 30, 2012	$4,573.9	$251.4	5.5%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $810.7 million in the third quarter of fiscal 2012 compared to the prior year quarter primarily due to the Smurfit-Stone Acquisition.

Net sales of the Corrugated Packaging segment increased $3,431.7 million in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to the Smurfit-Stone Acquisition.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2012, adjusted to eliminate $0.2 million of pre-tax acquisition inventory step-up expense associated with the Mid South Acquisition, decreased $6.4 million to $73.6 million compared to $80.0 million in the prior year third quarter which was adjusted to eliminate $55.4 million of pre-tax acquisition inventory step-up expense related to the May 27, 2011 Smurfit-Stone Acquisition. Our legacy RockTenn containerboard mills recycled fiber costs decreased approximately $5.7 million or $23 per ton compared to the same quarter of the prior year. Amortization of major outage expense in our containerboard mills increased $17.3 million in the third quarter of fiscal 2012 to $18.0 million compared to the prior year third quarter. We conformed the legacy Smurfit-Stone mills to our accounting policy which defers outage costs and amortizes them to expense ratably from the time incurred until the next scheduled outage, generally one year. Since the acquisition, all legacy Smurfit-Stone mills have completed their annual outages aggregating approximately $80 million, or a rate of approximately $20 million per quarter. Our corrugated segment performance reflected higher than expected costs associated with the major capital projects at our Hodge, LA containerboard mill. We estimate the impact of these costs to be approximately $10 million.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2012, adjusted to eliminate $6.7 million of pre-tax losses at our recently closed Matane, Quebec containerboard mill and $0.6 million of pre-tax acquisition inventory step-up expense, increased $111.2 million to $258.7 million compared to $147.5 in the nine months ended June 30, 2011, adjusted to eliminate $55.4 million of pre-tax acquisition inventory step-up expense related to the Smurfit-Stone Acquisition. Our legacy RockTenn containerboard mills recycled fiber costs decreased approximately $12.2 million or $16 per ton compared to the same period of the prior year. Amortization of major outage expense in our containerboard mills for the nine months ended June 30, 2012 was $30.1 million compared to $0.7 million in the prior year period.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Third Quarter	579.6	61.1	10.5
Nine Months Ended June 30, 2011	1,691.9	193.1	11.4
Fourth Quarter	667.9	82.1	12.3
Fiscal 2011	$2,359.8	$275.2	11.7%

First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Third Quarter	628.9	83.7	13.3
Nine Months Ended June 30, 2012	$1,896.9	$248.4	13.1%

Net Sales (Consumer Packaging Segment)

The 8.5% increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2012 compared to the prior year third quarter was primarily due to display sales, including those from facilities acquired in the Smurfit-Stone Acquisition and generally higher selling prices in the segment. Bleached paperboard and market pulp tons shipped increased 18.3% and 16.3%, respectively, primarily due to the third quarter of fiscal 2011 including the Demopolis, AL mill planned major maintenance outage. Specialty paperboard tons shipped increased 1.4% and coated recycled paperboard tons shipped decreased 5.0%.

The 12.1% increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was primarily due to display sales, including those from facilities acquired in the Smurfit-Stone Acquisition and generally higher selling prices in the segment. Bleached paperboard, market pulp and specialty paperboard tons shipped increased 6.4%, 10.8% and 0.8%, respectively, and coated recycled paperboard tons shipped decreased 2.8%.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2012 increased $22.6 million compared to the prior year quarter primarily due to income from the acquired display facilities and generally higher selling prices, lower recycled fiber and energy costs that were partially offset by higher freight costs. At our mills, recycled fiber costs decreased approximately $6.4 million, or $30 per ton and energy costs decreased approximately $4.4 million or $13 per ton. Freight expense, excluding the acquired display facilities, increased $2.1 million in the segment. Segment income during the third quarter of fiscal 2012 included a gain of $5.2 million for an insurance recovery related to a turbine failure at our Demopolis, AL mill, which was partially offset by $3.6 million of business interruption costs related to the turbine failure and a charge for unrecoverable insurance claims in the period. Segment income in the third quarter of fiscal 2011 was impacted by the Demopolis, AL mill planned major maintenance outage.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2012 increased $55.3 million compared to the nine months ended June 30, 2011 primarily due to income from the acquired display facilities and generally higher selling prices, lower recycled fiber and energy costs that were partially offset by higher freight and chemical costs. At our mills, recycled fiber costs decreased approximately $8.0 million, or $13 per ton, energy costs decreased $7.6 million, or $8 per ton and chemical costs increased approximately $5.2 million, or $5 per ton. Freight expense, excluding the acquired display facilities, increased $7.9 million in the segment. Segment income for the nine months ended June 30, 2012 was impacted by the Demopolis, AL turbine failure and insurance matters noted above.

Recycling and Waste Solutions Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Third Quarter	147.4	4.6	3.1
Nine Months Ended June 30, 2011	230.1	9.5	4.1
Fourth Quarter	355.8	5.3	1.5
Fiscal 2011	$585.9	$14.8	2.5%

First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Third Quarter	338.9	2.2	0.6
Nine Months Ended June 30, 2012	$964.4	$9.9	1.0%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
2011	211.6	213.7	773.9	1,199.2	1,759.6	2,958.8
2012	2,064.5	1,996.9	2,039.7	6,101.1

Net Sales (Recycling and Waste Solutions Segment)

Our Recycling and Waste Solutions segment net sales increased $191.5 million for the third quarter of fiscal 2012 compared to the prior year third quarter primarily due to the Smurfit-Stone Acquisition, which were partially offset by lower selling prices.

Our Recycling and Waste Solutions segment net sales increased $734.3 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 primarily due to the Smurfit-Stone Acquisition, which were partially offset by lower selling prices.

Segment Income (Recycling and Waste Solutions Segment)

Segment income attributable to the Recycling and Waste Solutions segment decreased $2.4 million in the third quarter of fiscal 2012 compared to the prior year third quarter. Lower selling prices compressed margins which were partially offset by increased sales from the Smurfit-Stone Acquisition.

Segment income attributable to the Recycling and Waste Solutions segment increased $0.4 million in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 due primarily to the Smurfit-Stone Acquisition, which was partially offset by lower selling prices as declining recycled fiber prices compressed margins.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of discontinued assets, and proceeds received in connection with the issuance of debt and equity securities. The principal components of our debt consist of our Credit Facility which expires May 2016 and includes revolving credit and term loan facilities; our 3-year receivables-backed financing facility beginning May 27, 2011; and, our March 2013, March 2019 and March 2022 notes. For additional information regarding our outstanding debt, our credit facilities and their securitization, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein. Cash and cash equivalents was $19.5 million at June 30, 2012, and $41.7 million at September 30, 2011. At June 30, 2012 and September 30, 2011, total debt was $3,360.3 million and $3,445.8 million, respectively. Net Debt (as hereinafter defined in the "Non-GAAP Financial Measures" section below) was

$3,340.6 million at June 30, 2012 and $3,403.7 million at September 30, 2011. Net Debt decreased $63.1 million during the nine months ended June 30, 2012.

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

On December 2, 2011, we amended our Credit Facility which permitted the issuance of debt that could be secured on an equal and ratable basis with the Credit Facility provided no portion of the $750 million, 7-year term loan B facility remained outstanding. The amendment also provided for a $227.0 million term loan A2 tranche to be drawn upon by us in either a single drawing or in two separate drawings in minimum draws of $100 million, at our discretion, on or prior to March 31, 2012, and amends other terms of a technical nature. On March 14, 2012, we drew down the full amount of the term loan A2 tranche along with revolver borrowings to pay off our March 2016 Notes. On February 22, 2012, we repaid our term loan B facility primarily using the proceeds from the issuance of the $350.0 million 4.45% senior notes due March 2019 and the issuance of $400.0 million 4.90% senior notes due March 2022. We recorded a loss on extinguishment of debt of $0.8 million to expense unamortized deferred financing costs. The repayment of our term loan B facility in conjunction with our then current credit rating, removed the security pledge from our Credit Facility and our 5.625% notes due March 2013. The security will be reinstated on our Credit Facility, March 2013 Notes, March 2019 Notes and March 2022 Notes if we fall below specified credit ratings at Standard & Poor's and Moody's, as defined in the Credit Agreement. On March 30, 2012, we amended our Credit Facility which provides for the ability to guaranty the obligations of any restricted subsidiary in respect of indebtedness incurred by a restricted subsidiary to the extent such indebtedness is permitted under the Credit Agreement, to incur unsecured indebtedness in respect of letters of credit, letters of guaranty or similar instruments having an aggregate face amount not to exceed $100 million at any time outstanding and to incur indebtedness in an aggregate principal amount of up to $50 million pursuant to an “additional indebtedness” carveout to the indebtedness covenant in the Credit Agreement.

Certain restrictive covenants govern our maximum availability under the Credit Facility, including a Consolidated Interest Coverage Ratio and Leverage Ratio (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. At June 30, 2012, we were in compliance with all of our covenants. At June 30, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $62.2 million, were approximately $1,001.7 million, see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein.

On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. At June 30, 2012, we had $482.0 million outstanding and at September 30, 2011, we had $559.0 million outstanding under our Receivables Facility. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. At June 30, 2012, we were in compliance with all of our covenants. At June 30, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $482.3 million. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2012 was approximately $815.5 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

We use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. In the quarter ended June 30, 2012, our interest rate swap agreements expired and as a result amounts deferred in accumulated other comprehensive income, which were not significant, were reclassified into earnings.

Net cash provided by operating activities during the nine months ended June 30, 2012 and June 30, 2011 was $541.4 million and $339.7 million, respectively. Cash provided by operations in the current year reflects $162.3 million of pension and other postretirement funding more than expense and a $12.8 million payment of deferred compensation expense to a former Smurfit-Stone executive.

Net cash used for investing activities was $421.6 million during the nine months ended June 30, 2012 compared to $1,401.8 million for the comparable period of the prior year. Net cash used for investing activities in the nine months ended June 30, 2012 consisted primarily of $348.3 million of capital expenditures and $120.5 million for the purchase of businesses, primarily for the GMI and Mid South acquisitions, which was partially offset by $37.1 million of proceeds from the sale of property, plant and equipment which primarily consisted of corrugated converting facilities we previously closed and $10.2 million of proceeds from a property, plant and equipment insurance settlement related to the Demopolis, AL mill turbine. Net cash used for investing activities for the nine months ended June 30, 2011 consisted primarily of $1,301.5 million paid for the Smurfit-Stone Acquisition, net of cash received and $107.5 million of capital expenditures. We used these capital expenditures primarily for the purchase and upgrading of machinery and equipment. We estimate that our capital expenditures will aggregate approximately $500 to $525 million in fiscal 2012. The increase in capital expenditures in fiscal 2012 from fiscal 2011 levels are due to the full year inclusion of the acquired Smurfit-Stone operations in fiscal 2012, increased capital expenditures for deferred maintenance on former Smurfit-Stone assets, as well as specific identified investment opportunities. It is possible that our assumptions may change, or we may decide to spend a different amount.

Net cash used for financing activities was $142.6 million during the nine months ended June 30, 2012 compared to net cash provided by financing activities of $1,098.2 million in the same period last year. In the nine months ended June 30, 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $90.3 million, cash dividends paid to shareholders of $42.4 million and $20.4 million of debt issuance and extinguishment costs. In the nine months ended June 30, 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $1,174.9 million and $24.2 million for the issuance of common stock, net of related minimum tax withholdings, that were partially offset by debt issuance costs of $43.1 million, cash paid for debt extinguishment costs of $37.9 million and cash dividends paid to shareholders of $23.6 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2012, 2013 and 2014 primarily due to accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010 and the utilization of a portion of the federal net operating losses acquired in the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits acquired in the Smurfit-Stone Acquisition. At June 30, 2012, the federal net operating losses, Cellulosic Biofuel Producers Credits and Alternative Minimum Tax Credits available to us aggregated approximately $380 million in future potential reductions of U.S. federal cash taxes. However, it is possible that our expected cash tax payments may change due to changes in taxable income, capital spending or other factors.

We made contributions of $202.0 million to our pension and supplemental retirement plans during the nine months ended June 30, 2012. Based on current facts and assumptions, we anticipate contributing approximately $355 million to our qualified defined benefit pension plans including the acquired Smurfit-Stone plans in fiscal 2012. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates and return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In July 2012, our board of directors approved our August 2012 quarterly dividend of $0.20 per share and in November 2011, February 2012 and April 2012, we paid a quarterly dividend of $0.20 per share, indicating an annualized dividend of $0.80 per share in fiscal 2012 on our common stock.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Rock-Tenn Company shareholders	$58.2	$(30.1)	$166.8	$57.2

Restructuring and other costs and operating losses and transition costs due to plant closures	10.0	36.4	43.7	41.3
Acquisition inventory step-up	0.2	35.2	0.4	35.2
Loss on extinguishment of debt	—	25.1	12.3	25.1

Adjusted net income	$68.4	$66.6	$223.2	$158.8

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	June 30, 2012	September 30, 2011
Current Portion of Debt	$257.7	$143.3
Long-Term Debt Due After One Year	3,102.6	3,302.5
	3,360.3	3,445.8
Less: Hedge Adjustments Resulting From Fair Value Interest Rate Derivatives or Swaps	(0.2)	(0.4)
	3,360.1	3,445.4
Less: Cash and Cash Equivalents	(19.5)	(41.7)
Net Debt	$3,340.6	$3,403.7

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone and the timing thereof; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims, and our estimate that potential fines related to one of our facilities in Pennsylvania will not have a significant adverse effect on our results of operations, financial condition or cash flows; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; our estimate that resolution of lawsuits and claims for which we are a defendant arising out of the conduct of our business, while they cannot be predicted with certainty, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A "Risk Factors" and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our 2011 Annual Report on Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

Litigation Relating to the Smurfit-Stone Acquisition

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Delaware Court of Chancery challenging our acquisition of Smurfit-Stone: Marks v. Smurfit-Stone Container Corp., et al., Case No. 6164 (filed February 2, 2011); Spencer v. Moore, et al., Case No. 6299 (filed March 21, 2011); and Gould v. Smurfit-Stone Container Corp., et al., Case No. 6291 (filed March 17, 2011). On March 24, 2011, these cases were consolidated. In the operative complaint, plaintiffs named as defendants RockTenn, the former members of the Smurfit-Stone board of directors and Sam Acquisition, LLC (now known as RockTenn CP, LLC, our wholly-owned subsidiary that is the successor to Smurfit-Stone). The plaintiffs alleged, among other things, that the consideration we paid to acquire Smurfit-Stone was inadequate and unfair to Smurfit-Stone stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding our acquisition of Smurfit-Stone, that the individual defendants breached their fiduciary duties in approving our acquisition of Smurfit-Stone and that those breaches were aided and abetted by us. On May 2, 2011, the court granted class certification, appointing the lead plaintiffs and their counsel to represent a class of all record and beneficial holders of Smurfit-Stone common stock as of January 23, 2011 or their successors in interest, but excluding the named defendants and any person, firm, trust, corporation or other entity related to or affiliated with any of the defendants. On May 20, 2011, the court denied the plaintiffs’ request for a preliminary injunction preventing the completion of the acquisition, finding that the plaintiffs had failed to demonstrate a likelihood of success with respect to the merits of their claims, that the requisite showing of irreparable harm had not been made and that the balance of the equities counseled against granting the injunction. On July 7, 2011, we filed a counterclaim in this case seeking a declaration that the plaintiffs are not entitled to damages or the imposition of any other remedy with respect to an error in Smurfit-Stone’s proxy statement relating to appraisal rights.

On October 5, 2011, we reached an agreement to settle the class action with the plaintiffs. Under the terms of the proposed settlement, the class released all claims against us and the former directors of Smurfit-Stone that arise out of the class members’ ownership of Smurfit-Stone shares between the dates on which the merger was agreed and consummated and that are based on the merger agreement or the acquisition, disclosures or statements concerning the merger agreement or the acquisition, or any of the matters alleged in the lawsuit.  In exchange for these releases, we granted the former Smurfit-Stone shareholders (other than those who have already asserted their appraisal rights) the right to bring and participate in a future “quasi-appraisal” proceeding in which the court would assess the value of a share of Smurfit-Stone common stock on a stand-alone basis as of the closing of the transaction.  The ability of former Smurfit-Stone shareholders to bring and participate in the future quasi-appraisal proceeding was subject to a number of conditions, including returning to us an amount of cash equal to $41.26 per Smurfit-Stone share if the former shareholder voted in favor of the merger (representing approximately 73% of Smurfit-Stone shares outstanding as of the record date) or $6.26 per Smurfit-Stone share if the former shareholder either voted against the merger (representing approximately 7% of the Smurfit-Stone shares outstanding as of the record date) or abstained or did not vote with respect to the merger.  The proposed settlement was subject to a number of conditions, including final court approval. A settlement approval hearing was held on December 9, 2011, and the court entered a final order and judgment approving the settlement on February 2, 2012. No appeal was filed, and the settlement is therefore final.

The deadline for class members to participate in any quasi-appraisal proceeding was April 9, 2012. As of the participation deadline, we had received approximately $265,000 from holders seeking quasi-appraisal with respect to approximately 12,200 shares of Smurfit-Stone common stock. The deadline for class members to file quasi-appraisal petitions was May 9, 2012. No such petition was filed as of the deadline. Accordingly, there will not be any quasi-appraisal proceeding, and we have returned the money we received from claimants.

On February 17, 2011, a putative class action complaint asserting similar claims against RockTenn regarding the Smurfit-Stone acquisition was filed in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp., et al., C.A. No. 1:11-cv-01136. On August 4, 2011, the plaintiff voluntarily dismissed this matter without prejudice. Four complaints on behalf of the same putative class of Smurfit-Stone stockholders were filed in the Circuit Court for Cook County, Illinois challenging RockTenn’s acquisition of Smurfit-Stone: Gold v. Smurfit-Stone Container Corp., et al., No. 11-CH-3371 (filed January 26, 2011); Roseman v. Smurfit-Stone Container Corp., et al., No. 11-CH-3519 (filed January 27, 2011); Findley v. Smurfit-Stone Container Corp., et al., No. 11-CH-3726 (filed January 28, 2011); and Czech v. Smurfit-Stone Container Corp., et al., No. 11-CH-4282 (filed February 4, 2011). On February 10, 2011, these cases were consolidated together. On July 20, 2011, this consolidated matter was dismissed without prejudice by agreement with plaintiffs.

All class litigation regarding the acquisition of Smurfit-Stone is now concluded. We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business.  While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	August 1, 2012	By:	/s/ Steven C. Voorhees
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

Exhibit 10.1	Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan Effective as of January 27, 2012.

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