Form 10-K
period 2012-09-30
Rock-Tenn CO
filed 2012-11-21
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2012, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $67.56 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $4,642 million.
As of November 9, 2012, the registrant had 71,104,970 shares of Class A Common Stock outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the United States, Canada, Mexico, Chile, Argentina, Puerto Rico and China.

We report our results of operations in three segments: (1) Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; (2) Consumer Packaging, consisting of our coated and uncoated paperboard mills, consumer packaging converting operations and merchandising display facilities; and (3) Recycling, which consists of our recycled fiber brokerage and collection operations. For segment financial information, see Item 8, “Financial Statements and Supplementary Data.”

Products

Corrugated Packaging Segment

We are one of the largest producers of linerboard and corrugated medium (“containerboard”) measured by tons produced and one of the largest producers of high graphics preprinted linerboard in North America. We operate an integrated system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to industrial and consumer products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products and in the case of graphically enhanced corrugated packaging for retail sale, particularly in club store locations and to a lesser extent retail sale. We provide customers with innovative packaging solutions to advertise and sell their products. We also provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. Sales of corrugated packaging products to external customers accounted for 65.7%, 49.7%, and 25.4% of our net sales in fiscal 2012, 2011, and 2010, respectively.

Consumer Packaging Segment

We operate an integrated system of coated recycled mills and a bleached paperboard mill that produce paperboard for our folding carton operations and third parties. We are one of the largest manufacturers of folding cartons in North America measured by net sales. Our folding cartons are used to package food, paper, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications. We ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, and coating and finishing technologies. We support our customers with new package development, innovation and design services and package testing services.

We believe we operate one of the lowest cost coated recycled paperboard mill systems in North America and are one of the largest North American manufacturers of 100% coated recycled paperboard measured by tons produced. We manufacture bleached paperboard and market pulp at our Demopolis, Alabama mill and believe it is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We internally consume or sell our coated recycled and bleached paperboard to manufacturers of folding cartons, and other paperboard products.

We manufacture temporary and permanent point-of-purchase displays. We believe we are the largest manufacturer of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in many cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.

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

Sales of consumer packaging products to external customers accounted for 27.5%, 43.3%, and 70.6% of our net sales in fiscal 2012, 2011, and 2010, respectively.

Recycling Segment

We believe we are one of the largest paper recyclers in North America. Our recycled fiber brokerage and collection operations provide a strategic advantage to our mills. Our recycling operations procure recovered paper (or recycled fiber) for our paper mills as well as for third parties from factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade and bale recovered paper and after sorting and baling, we transfer recovered paper to our paperboard mills for processing, or sell it, principally to United States (“U.S.”) manufacturers of paperboard as well as manufacturers of tissue, newsprint, roofing products and insulation and to export markets. We also collect aluminum and plastics for resale to manufacturers of these products. Our waste reduction services extract additional recyclables from the waste stream by working with customers to reduce their waste expenses and increase efficiencies. In addition, we operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts as well as our recycled paperboard and containerboard mills and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard and containerboard mills, ensuring availability of supply with reduced shipping costs. Sales to external customers accounted for 6.8%, 7.0%, and 4.0% of our net sales in fiscal 2012, 2011, and 2010, respectively.

Raw Materials

The primary raw materials that our mill operations use are recycled fiber at our recycled paperboard and recycled containerboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and bleached paperboard mills. Some of our virgin containerboard is manufactured with some recycled content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain or during housing slowdowns.

Recycled and virgin paperboard and containerboard are the primary raw materials that our converting operations use. One of the two primary grades of virgin paperboard, coated unbleached kraft, used by our folding carton operations, has only two domestic suppliers. The failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations. We supply substantially all of our converting operations' needs for recycled paperboard and containerboard from our own mills and through the use of trade swaps with other manufacturers, which allow us to optimize our mill system and reduce freight costs. Our converting operations also consume approximately half of our bleached paperboard production, although we have the capacity to consume substantially all of our bleached paperboard by displacing outside purchases. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations, we believe that should we incur production disruptions for recycled or bleached paperboard or containerboard we would be able to source significant replacement quantities from other suppliers. However, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, oil, coal and electricity at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil and natural gas to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paperboard machines. We use primarily electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. At two of our mills, we purchase process steam under contracts with adjacent coal fired power plants. In fiscal 2012, we completed the first of four natural gas energy conversion projects at our containerboard mills. During fiscal 2013, we plan to add the ability to use natural gas at three other containerboard mills and install a natural gas boiler at a fifth containerboard mill to replace the adjacent coal fired power plant as the mill's primary energy source.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck and intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 16% of consolidated net sales in fiscal 2012, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers. In fiscal 2012, products sold to our top 10 customers by segment represented 17%, 29% and 41% of our external sales in our Corrugated Packaging segment, Consumer Packaging segment and Recycling segment, respectively.

During fiscal 2012, we sold approximately half of our coated recycled paperboard mills’ production and bleached paperboard production to internal customers, primarily to manufacture folding cartons, and we sold approximately two-thirds of our containerboard production, including trade swaps and buy/sell transactions, to internal customers to manufacture corrugated products. Excluding our gypsum paperboard liner production, which our Seven Hills joint venture sells to our partner as discussed below, we sold approximately one-third of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

We market our products primarily through our own sales force. We also market a number of our products through either independent sales representatives or independent distributors, or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 18. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

The packaging products, paperboard and containerboard industries are highly competitive, and no single company dominates any of those industries. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and containerboard and, to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated packaging products companies that manufacture paperboard or containerboard and numerous smaller non-integrated companies. In the corrugated packaging and folding carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper.

Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business or the renewal of business at substantially different terms from larger customers may have a significant impact on our results of operations.

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

Our ability to pass through cost increases can be limited based on competitive market conditions for our products and by the actions of our competitors. In addition, we sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard or containerboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or decrease or delay the realization of announced price increases or decreases.

The packaging products, recycled paperboard and containerboard industries have undergone significant consolidation in recent years. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended in recent years to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of their customers’ packaging needs. In addition, during recent years, purchasers of paperboard, containerboard and packaging products have demanded higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, benefit our results of operations depending on our competitive position in specific product lines.

Our packaging products compete with plastic and corrugated packaging and packaging made from other materials. Customer shifts away from paperboard and containerboard packaging to packaging from other materials could adversely affect our results of operations.

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

Environmental Regulation

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of containerboard, paperboard, pulp and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the United States Environmental Protection Agency (“EPA” or “Agency”). In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as the “Boiler MACT”. The EPA also published notice in March 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. The Agency stayed a portion of the final Boiler MACT during its reconsideration process; however, this stay was vacated by a federal district court on January 9, 2012. On December 23, 2011, the EPA published a proposed rule containing multiple changes to the Boiler MACT rules issued in March 2011. While certain changes made in the December 23, 2011 proposed rule would provide additional flexibility, others would impose more stringent requirements on some types of boilers, such as those that burn pulverized coal and wet biomass. RockTenn's preliminary estimate of the cost of compliance with the Boiler MACT rules is approximately $200 million; however, the EPA has indicated its intention to make further changes to these rules that could materially impact the ultimate costs to us, as well as other operators in our industry. As a result, neither the amount that RockTenn will be required to spend for compliance with the final Boiler MACT nor the timing of those expenditures can be quantified with certainty until the EPA issues its revised, final rules.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases (“GHGs”). These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources being phased in over the next several years. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, on November 18, 2009, Quebec, which is participating in the Western Climate Initiative, adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a cap-and-trade program that will require reductions in GHG emissions from covered emitters beginning on January 1, 2013. Enactment of the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

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

On January 26, 2009, Smurfit-Stone Container Corporation (“Smurfit-Stone”) and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone's Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations, but we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We estimate that we will spend approximately $17 million for capital expenditures during fiscal 2013 in connection with matters relating to environmental compliance. For additional information concerning these and other environmental matters, see “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the United States and certain foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations, and includes exclusive rights to substantial proprietary packaging system technology in the U.S. obtained under license from OTOR S.A. Our brand name and logo, and certain of our products and services, are also protected by domestic and foreign trademark rights. Some of our more important marks are: AngelCote®, AngelBrite®, CartonMate®, Millennium®, MillMask®, BlueCuda®, EcoMAX®, MAXPDQ®, AdvantaEdge®, Clik Top®, Hi-Tech®, Bio-Pak®, Bio-Plus®, Bio-Plus Earth®, Fold-Pak®, Smartserv®, CaseMate®, CitruSaver®, WineGuard® Pop-N-Shop®, RockSolid®, Meta Systems®, Meta Tray-8®, Meta Wrap-8®, Panafluff®, Panasoft®, and VPS.5®. Our patents and other intellectual property rights, particularly those relating to our corrugated container, folding carton, interior packaging and display operations, are important to our operations as a whole.

Employees

At September 30, 2012, we had approximately 26,300 employees. Of these employees, approximately 19,100 were hourly and approximately 7,200 were salaried. Approximately 12,600 of our hourly employees are covered by collective bargaining agreements, which most frequently have three or four year terms. Approximately 1,600 of our employees are working under expired contracts and approximately 3,400 of our employees are covered under collective bargaining agreements that expire within one year.

We have experienced the following work stoppages over the last 10 years:  a three-week work stoppage at our Aurora, Illinois, specialty recycled paperboard facility during fiscal 2004; a strike by the Machinists' Union at the North Sioux City, IA box plant from March 15, 2007 to May 27, 2007; a strike by the Graphic Communications Conference (Teamsters) Union from December 1, 2008 to February 20, 2009 at the St. Joseph, MO box plant; and a strike on October 20, 2010, followed by a Company initiated lock-out from October 27, 2010 to November 18, 2010 at the La Tuque, Canada paper mill. A labor agreement covering approximately 400 employees at our West Point, VA paper mill expired in 2009. Negotiations to reach a new agreement with the local union bargaining committee at the West Point mill were initially unsuccessful, and we declared an impasse and implemented a contract offer on March 16, 2011. The impasse and implementation were contested by the union and unfair labor practice charges were filed that have been dismissed in whole by the National Labor Relations Board. While an implementation of a contract could have resulted in a work stoppage, it did not, and working relationships with the union members have been cooperative and uneventful. The employees at the West Point mill subsequently ratified a new agreement during fiscal 2012.

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

Available Information

Our Internet address is www.rocktenn.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, our nominating and corporate governance committee, and our finance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and Senior Financial Officers. Any amendments to, or waiver from, any provision of the code will be posted on the Company's website at the address above. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2013; our estimate that the fair value of our aggregate liability for outstanding indemnities, including those with respect to which there are no limitations, will be immaterial; the amounts of our anticipated contributions to our qualified defined pension plan and supplemental retirement plans, our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; our belief that certain multiemployer pension plans in which we participate have material unfunded vested benefits; our belief that we exceed 5% of contributions to certain multiemployer pension plans; our anticipation that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility (as hereinafter defined) and Receivables Facility (as hereinafter defined), proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectation that we will repay our March 2013 Notes from cash flow from operations or borrowings under our credit facilities; our expectations about conversions of corrugated medium and linerboard in our corrugated box converting operations and merchandising displays division into corrugated sheet stock and displays; our expectations about spending for energy sources in a fiscal year; our belief that industry implementation of an increase in indexed containerboard prices as well as price increases in corrugated boxes and sheets will allow for increased cash generation in fiscal 2013; the effect of a hypothetical 10% increase on the prices of various commodities; that we expect our cash tax payments to be less than income tax expense in each of fiscal 2013, 2014 and 2015 due to the utilization of net operating losses acquired in the May 27, 2011 Smurfit-Stone Container Corporation acquisition (the “Smurfit-Stone Acquisition”), unused Cellulosic Biofuel Producers Credits we earned in fiscal 2009 and 2010 and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition; our belief that our federal CBPC carryforwards will expire on December 31, 2015; our estimates of approximate future reductions of U.S. federal cash taxes, and that it is possible that our expected cash tax payment may change due to changes in taxable income; changes in tax laws or tax rates, capital spending, changes in tax positions including those taken by Smurfit-Stone that are subject to audit or other factors; our expected timing of utilization of tax credits; our expectation that GMI Group goodwill will be amortizable for income tax purposes; our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2013; our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities, our ability to achieve operating efficiencies; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; impact of higher start-up costs and lost production after major capital investments at our Hodge, LA mill; our plans and objectives for future operations and expansion; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; estimated cost of compliance with Boiler MACT rules; our belief that the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements; our belief that any potential fine related to improper collection and reporting of wastewater discharge data at our Pennsylvania facility will not have a significant material adverse effect on our results of operations, financial condition or cash flows; our belief that we have properly contained asbestos and/or have trained our employees in an effort to ensure that no rules or regulations are violated in the maintenance of our facilities where asbestos is present; the impact of any gain or loss of a customer’s business; our expectations surrounding credit loss rates; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope, and timing and outcome of any litigation, including the Antitrust Litigation (as hereinafter defined) or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; our recording of net deferred tax assets to the extent we believe such assets are more likely than not to be realized; our belief that Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense is an appropriate supplemental measure of financial performance; our estimate of intangible lives amortization periods; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone, including synergies, performance improvements and successful implementation of capital projects; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; uncertainties related to our ability to make planned transitions to natural gas and away from oil and the costs and benefits of that change; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies; estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A. “Risk Factors.” The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

• We May Face Increased Costs and Reduced Supply of Raw Materials

Historically, the costs of recovered paper and virgin fiber, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Certain published indexes contribute to price setting. Future changes in how these indexes are established or maintained could impact pricing. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands have and may result in further cost increases. While the cost of virgin fiber has historically been less volatile than recycled fiber, it also fluctuates, particularly during prolonged periods of heavy rain or during housing slowdowns. At times, the cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper, virgin fiber or other raw materials or of natural gas, fuel oil, coal or other energy through price increases for our products. Further, a reduction in availability of recovered paper, virgin paperboard, virgin fiber or other raw materials or energy sources due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

• We May Experience Pricing Variability

The paperboard, containerboard and converted products industries historically have experienced significant fluctuations in selling prices. Certain published indexes contribute to the setting of selling prices. Future changes in how these indexes are established or maintained could impact selling prices. If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty market conditions or the selling prices for our products.

• Our Earnings are Highly Dependent on Volumes

Our operations generally have high fixed operating cost components and therefore our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty.

• We Face Intense Competition

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated packaging products, paperboard and containerboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America. Competition from domestic or foreign lower cost manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers, or the renewal of business with less favorable terms, may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may inhibit our ability to pass on cost increases to our customers. Customer shifts away from paperboard and containerboard packaging to packaging from other materials could adversely affect our results of operations. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. See Item 1. “Business — Competition” and “Business — Sales and Marketing.”

• We Have Been Dependent on Certain Customers

Each of our segments has certain large customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

• We May Incur Business Disruptions

We take measures to minimize the risks of disruption at our facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions of varied duration. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy. These types of disruptions could materially adversely affect our earnings to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

• We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation or fluctuations in the value of local currency versus the U.S. dollar. The current macro-economic challenges, including current conditions in financial and capital markets and relatively high levels of unemployment, and the ability of United States and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate, or deferred tax assets and liabilities. Changes in United States, and to a lesser extent the global economy, could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

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

• We are Subject to Extensive Environmental and Other Governmental Regulation

We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances, as well as other financial and non-financial regulations, including items such as air and water quality, the cleanup of contaminated soil and groundwater and matters related to the health and safety of employees.

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards, climate change initiatives, initiatives such as regulations on emissions from certain industrial boilers and enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various third-party disposal sites pursuant to U.S. federal or state statutes. See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements. There can be no assurance that any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments associated with regulatory compliance, will not be material to our results of operations, financial condition or cash flows.

• We May Incur Additional Restructuring Costs

We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring initiatives. Because we are not able to predict with certainty market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

• We May Incur Increased Transportation Costs

We distribute our products primarily by truck and rail. Reduced availability of trucks or rail cars could negatively impact our ability to ship our products in a timely manner. There can be no assurance that we will be able to recoup any past or future increases in transportation rates or fuel surcharges through price increases for our products.

• Work Stoppage and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our employees in North America are governed by collective bargaining agreements. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate without unfavorable terms. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected. See Item 1. “Business — Employees.”

• We May Incur Increased Employee Benefit Costs, Our Underfunded Pension Plans Will Require Additional Cash Contributions and We May Incur Increased Funding Requirements in the Multiemployer Plans in Which We Participate

Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Employee healthcare costs in recent years have continued to rise. The Patient Protection and Affordable Care Act has resulted in additional healthcare cost increases beginning in 2011, however, these costs have not been material. We will continue to closely monitor healthcare legislation and its impact on our plans and costs. Our pension plan assets are primarily made up of equity, fixed income and alternative investments. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. During 2006, Congress passed the Pension Protection Act of 2006 (the “Pension Act”) with the stated purpose of improving the funding of U.S. private pension plans. The Pension Act imposes stricter funding requirements, introduces benefit limitations for certain underfunded plans and requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The Pension Act applies to pension plan years beginning after December 31, 2007. We have made contributions to our pension plans and expect to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act, Canadian pension requirements and other regulations. There can be no assurance that such changes, including the current turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

At September 30, 2012, the unfunded liability of our qualified and supplemental executive retirement defined benefit pension plans determined in accordance with generally accepted accounting principles in the United States (“GAAP”) was approximately $1.5 billion. We will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years in order to meet future funding requirements and satisfy current service obligations under the plans. These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. There can be no assurance that such changes, including the current turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these plans, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan or a rehabilitation plan to improve their funded status. We believe that certain of the MEPP's in which we participate have material unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part due to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine the amount and timing of any future withdrawal liability, changes in future funding obligations or the impact of increased contributions including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows.

•	We May be Unable to Realize the Expected Benefits of Acquiring Smurfit-Stone, and the Smurfit-Stone Acquisition May Adversely Affect RockTenn's Business, Financial Condition or Results of Operations

The success of the Smurfit-Stone Acquisition will depend, in part, on our ability to realize the anticipated synergies and business opportunities. There can be no assurance that we will realize these anticipated synergies and business opportunities. In addition, the terms of the acquisition debt financing we used to finance the Smurfit-Stone Acquisition, and our increased indebtedness following the Smurfit-Stone Acquisition, as well as the unfunded pension liabilities of the acquired operations, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Our ability to use the acquired Smurfit-Stone net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, and the amount of the net operating losses and other tax positions taken by Smurfit-Stone are subject to audit. If tax positions taken by Smurfit-Stone were substantially modified, our results of operations, financial condition or cash flows could be materially and adversely affected. It is also possible that, in connection with the Smurfit-Stone Acquisition, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. As a result of the Smurfit-Stone Acquisition, we recorded goodwill of approximately $1.1 billion. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

•	We are Subject to Cyber-Security Risks Related to Certain Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. Despite our security design and controls, and those of our third party providers, we could become subject to cyber attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

•	Our Success Is In Part Dependent On Our Ability To Develop and Successfully Introduce New Products and to Acquire and Retain Intellectual Property Rights

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is important to our continued success and competitive position. If we were unable to protect our existing intellectual property rights, develop new rights, or if others developed similar or improved technologies there can be no assurance that such events would not be material to our results of operations, financial condition or cash flows.

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

Our operating facilities as of September 30, 2012 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	91	31	122
Consumer Packaging	44	34	78
Recycling	22	12	34
Corporate	1	4	5
Total	158	81	239

The table that follows shows production capacity by mill at September 30, 2012 in thousands of tons. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 96%. We own all of our mills.

Location of Mill	Linerboard	Medium	Coated Recycled Paperboard	Bleached Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA	708	183					891
Stevenson, AL		885					885
Solvay, NY	533	272					805
Hodge, LA	800						800
Florence, SC	683						683
Panama City, FL	336					292	628
Seminole, FL	402	198					600
La Tuque, QC	345			131			476
Demopolis, AL				350		100	450
Hopewell, VA	443						443
Coshocton, OH		305					305
St. Paul, MN		200					200
Uncasville, CT		165					165
St. Paul, MN			165				165
Battle Creek, MI			160				160
Chattanooga, TN					140		140
Dallas, TX			125				125
Sheldon Springs, VT (Missisquoi Mill)			110				110
Lynchburg, VA					103		103
Stroudsburg, PA			80				80
Eaton, IN					64		64
Cincinnati, OH					55		55
Aurora, IL					32		32
Total Mill Capacity	5,180	2,208	640	481	394	392	9,295

In the table above our linerboard includes white top linerboard. The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine is owned by our Seven Hills joint venture. Our fiber sourcing for our mills is approximately 55% virgin and 45% recycled.

The following is a list of our significant facilities other than our mills:

Type of Facility	Locations
Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3.	LEGAL PROCEEDINGS

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (“Antitrust Litigation”). RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone's discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney's fees. The defendants' motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages of discovery, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of October 31, 2012, there were approximately 1,478 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$63.88	$43.61	$59.02	$49.23
Second Quarter	$74.15	$56.63	$74.26	$54.56
Third Quarter	$68.03	$49.24	$78.64	$61.55
Fourth Quarter	$74.00	$52.77	$67.98	$45.54

Dividends

During fiscal 2012 and 2011, we paid a quarterly dividend on our Common Stock of $0.20 per share ($0.80 per share annually). In October 2012, our board of directors approved a resolution to increase our quarterly dividend to $0.225 per share, indicating an annualized dividend of $0.90 per share on our Common Stock.

For additional dividend information, please see Item 6. “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, which will be filed with the SEC on or before December 31, 2012, is incorporated herein by reference.

For additional information concerning our capitalization, see “Note 14. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended, allows for the repurchase of a total of 6.0 million shares of Common Stock. In fiscal 2012 and 2011, we did not repurchase any shares of Common Stock. Pursuant to our repurchase plan, during fiscal 2010, we repurchased 74,901 shares for an aggregate cost of $3.6 million. As of September 30, 2012, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2012, 2011, and 2010, and the consolidated balance sheet data as of September 30, 2012 and 2011 from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2009 and 2008, and the consolidated balance sheet data as of September 30, 2010, 2009, and 2008, from audited Consolidated Financial Statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to Rock-Tenn Company shareholders in fiscal 2008 and 2009 which were restated due to the adoption of certain provisions as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 260 (as hereinafter defined) in fiscal 2010.

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Net sales	$9,207.6	$5,399.6	$3,001.4	$2,812.3	$2,838.9
Alternative fuel mixture credit, net of expenses (a)	$—	$—	$28.8	$54.1	$—
Restructuring and other costs, net	$75.2	$93.3	$7.4	$13.4	$15.6
Cellulosic biofuel producer credit, net (b)	$—	$—	$27.6	$—	$—
Net income attributable to Rock-Tenn Company shareholders (c)	$249.1	$141.1	$225.6	$222.3	$81.8
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$3.45	$2.77	$5.70	$5.71	$2.12
Diluted weighted average shares outstanding	72.1	50.5	39.1	38.5	37.9
Dividends paid per common share	$0.80	$0.80	$0.60	$0.40	$0.40
Book value per common share	$48.05	$47.85	$25.99	$20.07	$16.75
Total assets	$10,687.1	$10,566.0	$2,914.9	$2,884.4	$3,013.1
Current portion of debt	$261.3	$143.3	$231.6	$56.3	$245.1
Total long-term debt	$3,151.2	$3,302.5	$897.3	$1,293.1	$1,453.8
Total debt	$3,412.5	$3,445.8	$1,128.9	$1,349.4	$1,698.9
Total Rock-Tenn Company shareholders’ equity	$3,405.7	$3,371.6	$1,011.3	$776.8	$640.5
Net cash provided by operating activities	$656.7	$461.7	$377.3	$389.7	$240.9
Capital expenditures	$452.4	$199.4	$106.2	$75.9	$84.2
Cash paid for purchase of businesses, net of cash acquired (d)	$125.6	$1,300.1	$23.9	$(4.0)	$817.9
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

(c)
Net income attributable to Rock-Tenn Company shareholders in fiscal 2012 was reduced by $25.9 million pre-tax for a loss on extinguishment of debt and fiscal 2011 was reduced by $59.4 million pre-tax for acquisition inventory step-up expense and $39.5 million pre-tax for a loss on extinguishment of debt. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated) — Loss on Extinguishment of Debt.”

(d)	Cash paid for the purchase of businesses includes amounts (received from) and paid into escrow, net of cash acquired.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the United States, Canada, Mexico, Chile, Argentina, Puerto Rico and China. Our objective is to be the most respected company in the our business by: a) providing superior paperboard, packaging and marketing solutions for consumer products companies at very low costs, b) investing for competitive advantage, c) maximizing the efficiency of our manufacturing processes by optimizing economies of scale, d) systematically improving processes and reducing costs throughout the Company, and e) seeking acquisitions that can dramatically improve the business. To achieve this objective we focus on making our network of mills and converting plants cost-competitive, investing to further optimize the combined system and to make continuous improvements using Six Sigma and Lean Manufacturing methods to further optimize our manufacturing and administrative processes. In addition, we are committed to exceeding our customers' expectations every time, and creating long-term shareholder value.

On May 27, 2011, we acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. Fiscal 2011 included four months of results from the Smurfit-Stone Acquisition. Due to the size of the transaction, our variances to the prior year periods are driven primarily by the acquisition. For additional information see “Note 6. Acquisitions” and “Note 9. Debt” of the Notes to Consolidated Financial Statements.

In fiscal 2012, Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense (as hereinafter defined) was $517.7 million. We believe the September 2012 $50 per ton increase in indexed domestic containerboard prices the industry is implementing, as well as price increases in corrugated boxes and sheets, if successful, partially offset by potentially lower prices in our consumer segment and higher input costs across our businesses, including those for labor, commodities and energy, and the full year run rate of higher maintenance outage costs should allow for increased cash generation in fiscal 2013.

Net sales of $9,207.6 million for fiscal 2012 increased $3,808.0 million, or 70.5% over fiscal 2011, primarily as a result of the May 27, 2011, Smurfit-Stone Acquisition. Segment income of $718.3 million in fiscal 2012, adjusted to eliminate $6.7 million of pre-tax losses at our recently closed Matane, Quebec containerboard mill and $0.8 million of pre-tax acquisition inventory step-up expense increased to $725.8 million, or an increase of 22.8%, compared to adjusted segment income of $591.1 million in fiscal 2011, after adjusting segment income of $531.7 million to eliminate $59.4 million of pre-tax acquisition inventory step-up expense. The increase in fiscal 2012 was primarily due to the full year inclusion of the Smurfit-Stone operations. Segment income and adjusted segment income in fiscal 2012 were also impacted by $16.1 million received in connection with the termination and settlement of a paperboard supply agreement, net of legal fees, a $47.7 million increase in amortization of major maintenance outage expense in our containerboard mills, an estimated $34 million impact of higher start-up costs and lost production after the major capital investments at our Hodge, LA mill relative to our expectations, and higher freight and chemical costs that were partially offset by lower recycled fiber costs and energy costs.

Net income attributable to Rock-Tenn Company shareholders in fiscal 2012 was $249.1 million compared to $141.1 million in fiscal 2011 and earnings per diluted share were $3.45 and $2.77 in fiscal 2012 and fiscal 2011, respectively. Adjusted net income attributable to Rock-Tenn Company shareholders in fiscal 2012 increased $44.7 million over fiscal 2011 to $323.7 million and adjusted earnings per diluted share were $4.48 and $5.50, respectively. See our reconciliations of the non-GAAP measures adjusted earnings per diluted share and adjusted net income.

Adjusted earnings per diluted share are as follows:

	Years Ended September 30,
	2012	2011	2010

Earnings per diluted share	$3.45	$2.77	$5.70

Restructuring and other costs and operating losses and transition costs due to plant closures	0.80	1.32	0.13
Loss on extinguishment of debt	0.23	0.50	0.05
Acquisition inventory step-up	—	0.74	—
Non-cash loss on Canadian intercompany note	—	0.17	—
Alternative fuel mixture credit, net	—	—	(0.74)
Cellulosic biofuel producer credit, net	—	—	(0.71)

Adjusted earnings per diluted share	$4.48	$5.50	$4.43

Our restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in fiscal 2012 aggregated to $0.80 per diluted shared and consisted primarily of $52.7 million of pre-tax facility closure and related operating losses and transition costs primarily related to the Matane mill, a Hodge, LA paper machine closure and corrugated container plants and recycled fiber collection facilities acquired in the Smurfit-Stone Acquisition, net of gains on sales of a few previously closed facilities, $34.4 million of pre-tax integration and acquisition costs that primarily consisted of professional services, employee and other costs. We recognized pre-tax losses on extinguishment of debt in fiscal 2012 of $25.9 million, primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense related unamortized deferred financing and discount costs, and to expense certain unamortized deferred financing costs related to the extension and amendment of our credit agreement and the issuance of senior notes. For additional information regarding our restructuring and other costs see “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein.

Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in fiscal 2011 were $1.32 per diluted share and consisted primarily of $60.6 million of integration and acquisition costs related primarily to the Smurfit-Stone Acquisition, $36.9 million of facility closure and related operating losses and transition costs, primarily related to former Smurfit-Stone corrugated container plants and kraft paper assets at our Hodge, LA containerboard mill, plus a charge of $4.5 million for tax adjustments related primarily to non-deductible acquisition costs. GAAP requires that an acquirer value inventory acquired at fair value. This reduces the profit on future sales of that inventory to that portion attributable to the selling effort. This step-up in value reduced our income in fiscal 2011 by $59.4 million pre-tax, or $0.74 per diluted share as the acquired inventory was sold and an intercompany profit reserve was established on new inventory and charged to cost of goods sold. In fiscal 2011, we recognized a pre-tax loss on extinguishment of debt of $39.5 million, or $0.50 per diluted share for associated fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing and the repayment and termination of certain pre-acquisition financing arrangements. In fiscal 2011, we recorded pre-tax expense of $13.5 million for the non-cash foreign currency translation loss to our U.S. lender of a Canadian intercompany loan acquired in the Smurfit-Stone acquisition. The corresponding non-cash gain to our Canadian borrower on the intercompany loan was recorded as an increase in accumulated other comprehensive income. This loan was repaid during the fourth quarter of fiscal 2011 with borrowings available to our Canadian subsidiaries under our Credit Facility.

As discussed in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit”, our results in fiscal 2010 were increased by tax credits relating to liquid fuel derived from biomass (known as “black liquor”). In fiscal 2010 we recognized $29.0 million of alternative fuel mixture credit (“AFMC”), which is not taxable for federal or state income tax purposes based on the manner in which we utilized the credit, and reduced cost of goods sold in our Consumer Packaging segment by $28.8 million, net of expenses or $0.74 per dilutive share. In the fourth quarter of fiscal 2010 we elected to claim the cellulosic biofuel producer credit for black liquor produced in calendar year 2009 instead of the alternative fuel mixture credit. Accordingly, we recorded a cellulosic biofuel producer credit, net of interest and previously claimed alternative fuel mixture credit of $27.6 million, or $0.71 per dilutive share as a reduction of income tax expense. The cellulosic credit is a taxable credit of $1.01 per gallon as compared to the $0.50 per gallon non-taxable alternative fuel mixture credit. Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in fiscal 2010 were $7.9 million or $0.13 per dilutive share primarily related to a few converting plant closures in our Consumer Packaging segment and we recognized pre-tax losses on extinguishment of debt of $2.8 million or $0.05 per dilutive share.

Segment and Market Information

We report our results in three segments: (1) Corrugated Packaging, (2) Consumer Packaging, and (3) Recycling. See “Note 18. Segment Information” of the Notes to Consolidated Financial Statements. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess operating performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows certain operating data for our segments (in millions):

	Years Ended September 30,
	2012	2011	2010
Net sales (aggregate):
Corrugated Packaging	$6,171.2	$2,768.7	$800.6
Consumer Packaging	2,557.5	2,359.8	2,132.9
Recycling	1,228.8	585.9	150.6
Total	$9,957.5	$5,714.4	$3,084.1
Less net sales (intersegment):
Corrugated Packaging	$121.6	$81.7	$37.3
Consumer Packaging	25.2	23.5	13.0
Recycling	603.1	209.6	32.4
Total	$749.9	$314.8	$82.7
Net sales (unaffiliated customers):
Corrugated Packaging	$6,049.6	$2,687.0	$763.3
Consumer Packaging	2,532.3	2,336.3	2,119.9
Recycling	625.7	376.3	118.2
Total	$9,207.6	$5,399.6	$3,001.4
Segment income:
Corrugated Packaging	$364.0	$241.7	$143.5
Consumer Packaging	347.2	275.2	290.5
Recycling	7.1	14.8	9.0
Segment income	718.3	531.7	443.0
Restructuring and other costs, net	(75.2)	(93.3)	(7.4)
Non-allocated expenses	(109.7)	(79.5)	(62.0)
Interest expense	(119.7)	(88.9)	(75.5)
Loss on extinguishment of debt	(25.9)	(39.5)	(2.8)
Interest income and other income (expense), net	1.3	(15.0)	0.1
Income before income taxes	389.1	215.5	295.4
Income tax expense	(136.9)	(69.5)	(64.7)
Consolidated net income	252.2	146.0	230.7
Less: Net income attributable to noncontrolling interests	(3.1)	(4.9)	(5.1)
Net income attributable to Rock-Tenn Company shareholders	$249.1	$141.1	$225.6

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2012 were $9,207.6 million compared to $5,399.6 million in fiscal 2011 primarily due to the full year inclusion of the Smurfit-Stone operations following the May 27, 2011 Smurfit-Stone Acquisition, partially offset primarily by lower recycled fiber and corrugated selling prices.

Net sales for fiscal 2011 were $5,399.6 million compared to $3,001.4 million in fiscal 2010 primarily due to the Smurfit-Stone Acquisition and generally higher selling prices and volumes. The Smurfit-Stone Acquisition contributed net sales of approximately $2,273.7 million in the four months following the acquisition.

Cost of Goods Sold

Cost of goods sold increased to $7,674.9 million in fiscal 2012 compared to $4,407.7 million in fiscal 2011 primarily as a result of the Smurfit-Stone Acquisition and increased freight and chemical costs which were partially offset by reduced recycled fiber costs and energy costs. Chemical costs in our legacy RockTenn mills increased $1 per ton and freight expense, excluding the impact of the Smurfit-Stone Acquisition, increased $12.2 million due in part to higher volumes. Recycled fiber costs and energy costs in our legacy RockTenn mills decreased $26 and $5 per ton, respectively.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
			(In millions)
Cost of goods sold	$7,674.9	$7,699.9	$4,407.7	$4,398.3	$2,281.3	$2,267.8
Net income attributable to Rock-Tenn Company shareholders	$249.1	$233.3	$141.1	$147.1	$225.6	$234.2

Net income attributable to Rock-Tenn Company shareholders in fiscal 2012 is higher under the LIFO method because we experienced a period of declining costs. Net income attributable to Rock-Tenn Company shareholders in fiscal 2011 and 2010 is lower under the LIFO method because we experienced periods of rising costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $386.3 million to $927.5 million in fiscal 2012 compared to $541.2 million in fiscal 2011. The SG&A increases were primarily due to the inclusion of a full year of Smurfit-Stone operations and were relatively flat as a percentage of net sales primarily due to synergies realized in the acquisition offsetting inflationary items and the impact on net sales of declining recycled fiber and corrugated selling prices.

SG&A expenses increased $201.3 million to $541.2 million in fiscal 2011 compared to $339.9 million in fiscal 2010. The SG&A increases were primarily due to the Smurfit-Stone Acquisition and declined as a percentage of net sales in fiscal 2011 compared to fiscal 2010 primarily due to synergies we realized as part of the Smurfit-Stone Acquisition and higher volumes and selling prices. Excluding SG&A associated with the acquired Smurfit-Stone locations of approximately $178.2 million, SG&A increased primarily due to increased compensation costs aggregating $12.7 million, increased professional fees and consulting expense for various initiatives of $6.1 million, partially offset by decreased commissions expense of $4.2 million.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $75.2 million, $93.3 million, and $7.4 million for fiscal 2012, 2011 and 2010, respectively. The charges in fiscal 2012 and 2011 were primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities consisting primarily of locations acquired in the Smurfit-Stone Acquisition. The expense recognized each year is not comparable since the timing and scope of the individual actions associated with a restructuring vary. In most instances when we close a facility we transfer a substantial portion of the facility’s assets and production to other facilities. We recognize, if necessary, impairment charges, to reduce the carrying value of equipment or other property to their estimated fair value or fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell prior to disposition, is recognized when identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or a contract before the end of its term and other employee related costs. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Acquisitions

On June 22, 2012, we acquired the assets of Mid South Packaging LLC (“Mid South”), a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was $32.1 million, net of a preliminary working capital settlement. No debt was assumed. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group (“GMI”). We have made joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”), that increased our tax basis in the underlying assets acquired. The purchase price was $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On May 27, 2011, we completed our acquisition of Smurfit-Stone through the merger of Smurfit-Stone with and into a wholly-owned limited liability company subsidiary of RockTenn. The purchase price was $4,919.1 million, net of cash acquired of $473.5 million. We have included in our consolidated financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling segment and Smurfit-Stone's display operations in our Consumer Packaging segment since the date of the acquisition.

On August 27, 2010, we acquired the stock of Innerpac Holding Company (“Innerpac” and “Innerpac Acquisition”) for $23.9 million, net of cash acquired of $0.1 million. We acquired the Innerpac business to expand our presence in the corrugated and specialty partition markets. The acquisition also increased our vertical integration. We have included the results of Innerpac's operations since the date of acquisition in our consolidated financial statements in our Consumer Packaging segment.

We discuss these acquisitions in more detail in “Note 6. Acquisitions” and “Note 9. Debt” of the Notes to Consolidated Financial Statements included herein.

Interest Expense

Interest expense for fiscal 2012 increased to $119.7 million from $88.9 million in fiscal 2012 and included amortization of deferred financing costs of $10.8 million compared to $7.7 million for the same period in the prior year. The increase in our average outstanding borrowings, due to the inclusion of debt used to fund the Smurfit-Stone Acquisition for a full year compared to only four months in fiscal 2011, increased interest expense by approximately $47.7 million, and lower average interest rates, net of swaps, decreased interest expense by approximately $20.0 million, and deferred financing cost increased $3.1 million.

Interest expense for fiscal 2011 increased to $88.9 million from $75.5 million in fiscal 2011 and included amortization of deferred financing costs of $7.7 million compared to $6.1 million for the same period in the prior year. The increase in our average outstanding borrowings, due to the Smurfit-Stone Acquisition, increased interest expense by approximately $30.0 million, and lower average interest rates, net of swaps, decreased interest expense by approximately $18.2 million, and deferred financing cost increased $1.6 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for fiscal 2012 of $25.9 million was primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense related unamortized deferred financing and discount costs; and to expense certain unamortized deferred financing costs related to the extension and amendment of our credit agreement and the issuance of senior notes. The $39.5 million loss on extinguishment of debt in fiscal 2011 represents certain fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing for the Smurfit-Stone Acquisition and the repayment and termination of certain pre-acquisition financing arrangements. The extinguishment represented approximately half of the fees and expenses we paid in connection with the new facilities. The remainder will be amortized to interest expense over the life of the debt instruments. Loss on extinguishment of debt in fiscal 2010 was $2.8 million and primarily included a $0.5 million gain recognized in the first quarter of fiscal 2010 in connection with the repurchase of $19.5 million of our March 2013 Notes (as hereinafter defined) at an average price of approximately 98% of par offset by a $3.3 million charge in connection with the write-off of unamortized deferred financing costs and original issuance discount in connection with the repayment of $120.0 million of the outstanding term loan B balance using proceeds from our revolving credit facility.

Provision for Income Taxes

We recorded a provision for income taxes of $136.9 million, at an effective rate of 35.2% of pre-tax income in fiscal 2012, as compared to a provision of $69.5 million for fiscal 2011, at an effective rate of 32.3% and compared to a fiscal 2010 provision of $64.7 million, at an effective rate of 21.9%. The effective tax rate for fiscal 2010 was primarily impacted by the recognition of $27.6 million of incremental tax benefit recorded as a reduction of income tax expense due to our election to take the cellulosic biofuel producer credit instead of the alternative fuel mixture credit. We discuss the alternative fuel mixture credit, the cellulosic biofuel producer credit and the provision for income taxes in more detail in “Note 5. Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit” and “Note 12. Income Taxes” of the Notes to the Consolidated Financial Statements included herein. We expect our effective tax rate to be approximately 37% in fiscal 2013.

Results of Operations (Segment Data)

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$180.1	$35.8	19.9%
Second Quarter	191.0	21.9	11.5
Third Quarter	210.5	36.7	17.4
Fourth Quarter	219.0	49.1	22.4
Fiscal 2010	$800.6	$143.5	17.9%

First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Third Quarter	734.5	24.6	3.3
Fourth Quarter	1,626.5	149.6	9.2
Fiscal 2011	$2,768.7	$241.7	8.7%

First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Third Quarter	1,545.2	73.4	4.8
Fourth Quarter	1,597.3	112.6	7.0
Fiscal 2012	$6,171.2	$364.0	5.9%

References to Containerboard in the Corrugated Packaging shipments and production tables include kraft paper and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively. Corrugated shipments and production include Smurfit-Stone beginning May 28, 2011.

Corrugated Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2010
Corrugated Containers Shipments - BSF	2.7	2.6	2.9	2.8	11.0
Corrugated Containers Per Shipping Day - MMSF	43.7	42.4	45.0	43.4	43.6

Containerboard	231.1	234.8	245.0	244.7	955.6

Fiscal 2011
Corrugated Containers Shipments - BSF	2.6	2.9	9.1	19.3	33.9
Corrugated Containers Per Shipping Day - MMSF	43.1	45.2	144.7	301.4	134.6

Containerboard	247.4	243.9	850.7	1,914.4	3,256.4
Pulp	—	—	28.7	71.2	99.9
Bleached Linerboard	—	—	12.9	29.8	42.7
Total Tons	247.4	243.9	892.3	2,015.4	3,399.0

Fiscal 2012
Corrugated Containers Shipments - BSF	19.0	19.1	19.5	19.7	77.3
Corrugated Containers Per Shipping Day - MMSF	317.2	298.3	309.3	313.0	309.3

Containerboard	1,832.0	1,695.9	1,722.9	1,859.1	7,109.9
Pulp	75.0	61.5	73.8	77.0	287.3
Bleached Linerboard	29.3	28.5	32.3	31.0	121.1
Total Tons	1,936.3	1,785.9	1,829.0	1,967.1	7,518.3

Corrugated Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2010
Containerboard	234.2	231.6	243.4	246.1	955.3

Fiscal 2011
Containerboard	246.2	245.5	858.5	1,923.2	3,273.4
Pulp	—	—	26.2	74.9	101.1
Bleached Linerboard	—	—	12.5	32.9	45.4
Total Tons	246.2	245.5	897.2	2,031.0	3,419.9

Fiscal 2012
Containerboard	1,843.5	1,736.5	1,676.4	1,852.1	7,108.5
Pulp	77.9	58.1	75.5	75.4	286.9
Bleached Linerboard	27.7	27.1	30.8	33.8	119.4
Total Tons	1,949.1	1,821.7	1,782.7	1,961.3	7,514.8

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $3,402.5 million in fiscal 2012 compared to fiscal 2011 primarily due to the full year inclusion of the Smurfit-Stone operations following the May 27, 2011 Smurfit-Stone Acquisition, which was partially offset by lower corrugated selling prices.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $1,968.1 million in fiscal 2011 compared to fiscal 2010 primarily due to the Smurfit-Stone Acquisition and higher containerboard and corrugated packaging selling prices and volumes.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2012, adjusted to eliminate $6.7 million of pre-tax losses at our recently closed Matane, Quebec containerboard mill and $0.8 million of pre-tax acquisition inventory step-up expense, increased $70.4 million to $371.5 million compared to segment income of $301.1 million in fiscal 2011, adjusted to eliminate $59.4 million of pre-tax acquisition inventory step-up expense primarily due to the Smurfit-Stone Acquisition. Our legacy RockTenn containerboard mills recycled fiber costs decreased approximately $26.7 million or $27 per ton compared the prior year. Amortization of major maintenance outage expense in our containerboard mills in fiscal 2012 increased $47.7 million to $50.3 million compared to $2.6 million in fiscal 2011, lower than the full run rate we expect in fiscal 2013 in the range of $86 million. In fiscal 2012, segment income was reduced relative to our expectations by an estimated $34 million due to the impact of higher start-up costs and lost production after the major capital investments at our Hodge, LA mill.

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

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$497.8	$75.8	15.2%
Second Quarter	516.9	63.8	12.3
Third Quarter	543.5	69.0	12.7
Fourth Quarter	574.7	81.9	14.3
Fiscal 2010	$2,132.9	$290.5	13.6%

First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Third Quarter	579.6	61.1	10.5
Fourth Quarter	667.9	82.1	12.3
Fiscal 2011	$2,359.8	$275.2	11.7%

First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Third Quarter	628.9	83.7	13.3
Fourth Quarter	660.6	98.8	15.0
Fiscal 2012	$2,557.5	$347.2	13.6%

References to Recycled paperboard in the Consumer Packaging shipments and production tables included coated and specialty paperboard, including gypsum paperboard liner tons produced by Seven Hills and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2010
Consumer Packaging Converting Shipments - BSF	4.9	4.9	5.1	5.2	20.1
Consumer Packaging Converting Per Shipping Day - MMSF	78.3	78.7	80.4	82.0	79.9

Recycled Paperboard	223.1	228.1	232.2	235.6	919.0
Bleached Paperboard	85.0	85.8	89.0	86.1	345.9
Pulp	25.4	25.0	24.1	25.9	100.4
Total Tons	333.5	338.9	345.3	347.6	1,365.3

Fiscal 2011
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.2	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	82.2	83.0	82.1	82.5	82.4

Recycled Paperboard	224.5	239.3	238.2	241.0	943.0
Bleached Paperboard	84.4	85.1	77.4	88.0	334.9
Pulp	22.1	24.0	20.9	25.1	92.1
Total Tons	331.0	348.4	336.5	354.1	1,370.0

Fiscal 2012
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.1	5.2	20.5
Consumer Packaging Converting Per Shipping Day - MMSF	83.5	81.0	80.6	83.1	82.0

Recycled Paperboard	222.8	236.8	231.8	237.9	929.3
Bleached Paperboard	83.8	87.4	91.5	90.3	353.0
Pulp	24.9	25.1	24.3	21.9	96.2
Total Tons	331.5	349.3	347.6	350.1	1,378.5

Consumer Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2010
Recycled Paperboard	223.6	227.8	234.2	235.1	920.7
Bleached Paperboard	85.1	83.5	87.4	84.1	340.1
Pulp	25.6	23.8	24.1	26.1	99.6
Total Tons	334.3	335.1	345.7	345.3	1,360.4

Fiscal 2011
Recycled Paperboard	226.7	235.2	239.4	242.0	943.3
Bleached Paperboard	87.4	86.6	74.8	90.8	339.6
Pulp	23.4	26.2	20.9	26.2	96.7
Total Tons	337.5	348.0	335.1	359.0	1,379.6

Fiscal 2012
Recycled Paperboard	227.3	234.6	234.1	239.0	935.0
Bleached Paperboard	87.5	85.6	87.9	91.0	352.0
Pulp	27.0	25.1	26.4	26.6	105.1
Total Tons	341.8	345.3	348.4	356.6	1,392.1

Net Sales (Aggregate) — Consumer Packaging Segment

The 8.4% increase in net sales for the Consumer Packaging segment in fiscal 2012 compared to fiscal 2011 was primarily due to increased display sales, including those from facilities acquired in the Smurfit-Stone Acquisition and generally higher selling prices in the segment. Bleached paperboard, market pulp and specialty paperboard tons shipped increased 5.4%, 4.4% and 0.8%, respectively, and coated recycled paperboard tons shipped decreased 2.7%.

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

Segment Income — Consumer Packaging Segment

Segment income of the Consumer Packaging segment in fiscal 2012 increased $72.0 million, primarily due to $16.1 million received in connection with the termination and settlement of a paperboard supply agreement, net of legal fees in fiscal 2012, income from the acquired display facilities and generally higher selling prices, lower recycled fiber and energy costs that were partially offset by higher freight and chemical costs. At our mills, recycled fiber costs decreased approximately $20.7 million, or $24 per ton, energy costs decreased $8.7 million, or $7 per ton and chemical costs increased approximately $5.0 million, or $4 per ton. Freight expense, excluding the acquired display facilities, increased $8.3 million in the segment. Segment income included a gain of $5.8 million for an insurance recovery related to a turbine failure at our Demopolis, AL mill, which was partially offset by $3.9 million of business interruption costs related to the turbine failure and a charge for unrecoverable insurance claims in the period. Segment income in fiscal 2011 was impacted by the Demopolis, AL mill planned major maintenance outage.

Excluding the $28.8 million included in fiscal 2010 related to the alternative fuel mixture credit, net of related expenses, segment income of the Consumer Packaging segment in fiscal 2011 increased $13.5 million, primarily due to the net volume and selling price increases noted above, including income associated with the sales from the acquired Smurfit-Stone display locations, and decreased virgin fiber costs. These gains were partially offset by the bleached paperboard mill outage and higher recycled fiber, chemical, freight and board costs. At our mills, recycled fiber costs increased approximately $36.6 million, or $43 per ton, virgin fiber costs decreased approximately $14.5 million, or $33 per ton, and chemical costs increased $9.7 million, or $7 per ton, over the prior year period. Excluding expenses related to the acquired Smurfit-Stone locations, freight expense in the segment increased $10.0 million due in part to higher volumes.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$28.6	$1.2	4.2%
Second Quarter	44.2	4.1	9.3
Third Quarter	40.7	2.2	5.4
Fourth Quarter	37.1	1.5	4.0
Fiscal 2010	$150.6	$9.0	6.0%

First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Third Quarter	147.4	4.6	3.1
Fourth Quarter	355.8	5.3	1.5
Fiscal 2011	$585.9	$14.8	2.5%

First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Third Quarter	338.9	2.2	0.6
Fourth Quarter	264.4	(2.8)	(1.1)
Fiscal 2012	$1,228.8	$7.1	0.6%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2010	222.4	233.7	229.8	220.7	906.6
Fiscal 2011	211.6	213.7	773.9	1,759.6	2,958.8
Fiscal 2012	2,064.5	1,996.9	2,039.7	1,982.8	8,083.9

Net Sales (Aggregate) — Recycling Segment

Our Recycling segment net sales increased $642.9 million in fiscal 2012 compared to fiscal 2011 primarily due to the full year inclusion of the Smurfit-Stone operations following the May 27, 2011 Smurfit-Stone Acquisition, which were partially offset by lower selling prices.

Our Recycling segment net sales increased $435.3 million in fiscal 2011 compared to fiscal 2010 primarily due to the Smurfit-Stone Acquisition and increased selling prices which were partially offset by lower volumes excluding the acquisition.

Segment Income — Recycling Segment

Segment income attributable to the Recycling segment decreased $7.7 million in fiscal 2012 compared to fiscal 2011. Income from increased sales from the Smurfit-Stone Acquisition were more than offset by the impact of margin compression from lower selling prices. The declining prices resulted in a lower of cost or market inventory charge of $1.8 million and we incurred $1.4 million of increased bad debt expense.

Segment income attributable to the Recycling segment increased $5.8 million in fiscal 2011 compared to fiscal 2010, respectively, due primarily to the Smurfit-Stone Acquisition and increased selling prices that were partially offset by lower volumes excluding the acquisition.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under term notes, our receivables-backed financing facility and bank credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. The principal components of our debt consist of a 5-year revolving credit facility, a 5-year term loan facility, a 3-year receivables-backed financing facility and various senior notes. Cash and cash equivalents was $37.2 million at September 30, 2012 and $41.7 million at September 30, 2011. At September 30, 2012 total debt was $3,412.5 million, $261.3 million of which was current. At September 30, 2011, total debt was $3,445.8 million.

We may use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively. During fiscal 2012, our interest rate swap agreements expired and as a result amounts deferred in accumulated other comprehensive income, which were not significant, were reclassified into earnings.

Credit Facility

On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) to amend and extend the then existing facility. The Credit Facility has an original maximum principal amount of approximately $2.7 billion before scheduled payments and includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. The facility matures on September 27, 2017. There were no early termination penalties incurred as a result of the termination of the Terminated Credit Facility.

Certain restrictive covenants govern our maximum availability under the Credit Facility, including a Consolidated Interest Coverage Ratio and Leverage Ratio (as those terms are defined in the Credit Facility). We test and report our compliance with these covenants each quarter. At September 30, 2012, we were in compliance with all of our covenants. At September 30, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $54.7 million issued under the Credit Facility and including the application of our maximum leverage ratio, were approximately $935 million.

The Credit Facility replaced our then existing facility entered into on May 27, 2011, as amended, at the effective time of the Smurfit-Stone Acquisition (the “Terminated Credit Facility”). The Terminated Credit Facility had an original maximum principal amount of $3.7 billion before scheduled payments. The Terminated Credit Facility included a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and until February 22, 2012, included a $750 million, 7-year term loan B facility. The borrowings under the Terminated Credit Facility on the closing date of the Smurfit-Stone Acquisition were used to finance the acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. In connection with our entry into the Terminated Credit Facility on May 27, 2011, we terminated our then existing credit agreement, dated as of March 5, 2008, as amended, following the payment in full of all outstanding indebtedness under the facility. There were no material early termination penalties incurred.

On December 2, 2011, we amended our Terminated Credit Facility which permitted the issuance of debt that could be secured on an equal and ratable basis with the Terminated Credit Facility provided no portion of the $750 million, 7-year term loan B facility remained outstanding. The amendment also provided for a $227.0 million term loan A2 tranche to be drawn upon by us and amended other terms of a technical nature. On February 22, 2012, we repaid our term loan B facility primarily with the issuance of senior notes. The repayment of our term loan B facility in conjunction with our then current credit rating, removed the security pledge from our Terminated Credit Facility and our 5.625% notes due March 2013. On March 14, 2012, we drew down the full amount of the term loan A2 tranche along with revolver borrowings to pay off our March 2016 Notes. On March 30, 2012, we amended our Terminated Credit Facility which provided for the ability to guaranty the obligations of any restricted subsidiary in respect of indebtedness incurred by a restricted subsidiary to the extent such indebtedness is permitted under the Terminated Credit Facility, to incur unsecured indebtedness in respect of letters of credit, letters of guaranty or similar instruments having an aggregate face amount not to exceed $100 million at any time outstanding and to incur indebtedness in an aggregate principal amount of up to $50 million pursuant to an “additional indebtedness” carveout to the indebtedness covenant in the Terminated Credit Facility.

Receivables-Backed Financing Facility

On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The maturity date of the Receivables Facility was extended until the third anniversary of the Smurfit-Stone Acquisition. At September 30, 2012 and September 30, 2011 we had $410.0 million and $559.0 million, respectively, outstanding under our Receivables Facility. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $464.0 million. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2012 was approximately $838.3 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Senior Notes

On September 11, 2012 we issued $350 million aggregate principal amount of 3.50% senior notes due March 2020 and $350 million aggregate principal amount of 4.00% senior notes due March 2023 net of unamortized discounts of approximately $6.7 million. We used the net proceeds from the offering to prepay a portion of the outstanding loans under our Terminated Credit Facility and to pay costs and expenses associated with the transaction. We repaid approximately $288 million outstanding under our revolving credit facility, $345.5 million outstanding under our term loan A facility and approximately $54.5 million outstanding under our term loan A2 facility. On February 22, 2012, we issued $350 million aggregate principal amount of 4.45% senior notes due March 2019 and issued $400 million aggregate principal amount of 4.90% senior notes due March 2022 net of unamortized discounts of approximately $1.1 million and repaid our term loan B facility primarily using the proceeds from the issuances. On March 14, 2012, we drew down the full amount of the term loan A2 tranche, along with revolver borrowings, to pay off our 9.25% senior notes due March 2016. At September 30, 2012 we had $80.6 million of debt outstanding related to the remaining balance of our 5.625% notes due March 2013. We expect to repay the 5.625% notes due March 2013 from either cash flow from operations in fiscal 2013 or from borrowings under our Credit Facility or Receivables Facility.

Loss on Extinguishment of Debt

During fiscal 2012, fiscal 2011 and fiscal 2010 loss on extinguishment of debt was $25.9 million, $39.5 million and $2.8 million, respectively, for the expenses recorded in connection with various financing transactions. For additional information regarding these transactions, or for additional information regarding our outstanding debt, our credit facilities and their securitization, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated) — Loss on Extinguishment of Debt” and see “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein.

Cash Flow Activity

Net cash provided by operating activities during fiscal 2012 and fiscal 2011 was $656.7 million and $461.7 million, respectively. Net cash provided by operating activities during fiscal 2012 includes $305.4 million of pension and other postretirement funding more than expense, a $12.8 million benefit payment to a former Smurfit-Stone executive and an aggregate $15.9 million use of operating assets and liabilities, net of acquisitions. Net cash provided by operating activities during fiscal 2011 and fiscal 2010 were $461.7 million and $377.3 million, respectively. Net cash provided by operating activities during fiscal 2011 included pension and other postretirement funding more than expense of $22.7 million compared to pension funding less than expense of $10.5 million in fiscal 2010. Pension and other postretirement funding more than expense increased in fiscal 2012 primarily due to the full year impact of the Smurfit-Stone Acquisition. Fiscal 2011 included a net increase in operating assets and liabilities, net of acquisitions, excluding income taxes of $37.2 million primarily associated with receivables to support increased sales and to fund taking cash payment discounts on legacy Smurfit operations purchases compared to a net increase of $10.4 million in fiscal 2010. In fiscal 2010 our net cash tax payments were increased by approximately $23 million as we returned to the Internal Revenue Service approximately $49 million of the $84 million that we had previously claimed for the alternative fuel mixture credits, which was partially offset by the receipt of our $26 million fiscal 2009 federal income tax refund.

Net cash used for investing activities was $544.2 million during fiscal 2012 compared to $1,491.4 million in fiscal 2011. Net cash used for investing activities in fiscal 2012 consisted primarily of $452.4 million of capital expenditures, $17.0 million for the purchase of a leased energy co-generation facility at one of our mills and $125.6 million primarily for the GMI and Mid South acquisitions, which was partially offset by $40.5 million of proceeds from the sale of property, plant and equipment which primarily consisted of corrugated converting facilities we previously closed and $10.2 million of proceeds from a property, plant and equipment insurance settlement related to the Demopolis, AL mill turbine. Net cash used for investing activities was $1,491.4 million during fiscal 2011 compared to $126.0 million in fiscal 2010. Net cash used for investing activities in fiscal 2011 consisted primarily of $1,300.1 million paid for the Smurfit-Stone Acquisition, net of cash acquired and $199.4 million of capital expenditures. Net cash used for investing activities in fiscal 2010 consisted primarily of $106.2 million of capital expenditures and $23.9 million paid for the Innerpac Acquisition. We used the capital expenditures primarily for the purchase and upgrading of machinery and equipment and on our project to build a second chip mill at our Demopolis, Alabama bleached paperboard mill.

Net cash used for financing activities was $118.6 million during fiscal 2012 compared to net cash provided by financing activities of $1,051.6 million in fiscal 2011. In fiscal 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $46.5 million, cash dividends paid to shareholders of $56.5 million and $30.2 million of debt issuance and extinguishment costs. Net cash provided by financing activities was $1,051.6 million during fiscal 2011 compared to cash used for financing activities of $247.3 million in fiscal 2010. In fiscal 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $1,149.2 million and $25.2 million for the issuance of common stock, net of related minimum tax withholdings, that were partially offset by debt issuance costs of $43.8 million, cash paid for debt extinguishment costs of $37.9 million and cash dividends paid to shareholders of $37.6 million. Fiscal 2010 primarily included net repayments of debt aggregating $220.0 million and cash dividends paid to shareholders of $23.4 million.

Our capital expenditures aggregated $452.4 million in fiscal 2012. We were obligated to purchase approximately $22.5 million of fixed assets at September 30, 2012. We expect fiscal 2013 capital expenditures to be approximately $430 to $450 million. It is possible that our assumptions may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. See Item 1, “Business - Environmental Regulations.”

Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2013, 2014 and 2015 primarily due to accelerated depreciation deductions due to the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010, the utilization of all or a portion of our federal net operating loss carryforwards acquired in the Smurfit-Stone Acquisition, unused Cellulosic Biofuel Producers Credits we earned in fiscal 2009 and 2010, and Alternative Minimum Tax Credits and additional Cellulosic Biofuel Producers Credits from the Smurfit-Stone Acquisition. However, it is possible that our expected cash tax payments may change due to changes in income, capital spending or other factors. At September 30, 2012, the recorded after-tax value of the federal net operating losses, Cellulosic Biofuel Producers Credits, Alternative Minimum Tax Credits and other federal tax credits aggregate approximately $376 million. Based on our current projections, we expect to utilize these credits over the next three years. However, it is possible that our utilization may change due to changes in taxable income, changes in tax laws or tax rates, capital spending or other factors.

During fiscal 2012 and fiscal 2011, we made contributions of $367.5 million and $62.4 million, respectively, to our pension and supplemental retirement plans. The underfunded status of our plans at September 30, 2012 was $1.5 billion. We currently expect to contribute approximately $208 million to our qualified defined benefit plans in fiscal 2013. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Based on current assumptions, including future interest rates, we currently estimate that minimum pension contributions will be in the range of approximately $249 million to $372 million annually in 2014 through 2016 and approximately $170 million in 2017. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In October 2012, our board of directors approved a resolution to increase our quarterly dividend to $0.225 per share indicating an annualized dividend of $0.90 per share on our Common Stock.

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

	Years Ended September 30,
	2012	2011	2010
		(In millions)
Net income attributable to Rock-Tenn Company shareholders	$249.1	$141.1	$225.6

Restructuring and other costs and operating losses and transition costs due to plant closures	57.8	66.5	5.0
Loss on extinguishment of debt	16.3	25.1	1.8
Acquisition inventory step-up	0.5	37.7	—
Non-cash loss on Canadian intercompany note	—	8.6	—
Alternative fuel mixture credit, net	—	—	(28.9)
Cellulosic biofuel producer credit, net	—	—	(27.6)

Adjusted net income	$323.7	$279.0	$175.9

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	September 30, 2012	September 30, 2011
Current portion of debt	$261.3	$143.3
Long-term debt due after one year	3,151.2	3,302.5
	3,412.5	3,445.8
Less: Hedge adjustments resulting from fair value interest rate derivatives or swaps	(0.1)	(0.4)
	3,412.4	3,445.4
Less: Cash and cash equivalents	(37.2)	(41.7)
Net Debt	$3,375.2	$3,403.7

Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense

We also have defined the non-GAAP financial measure Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense to be the sum of the non-GAAP measure Net Debt Repayment and the following cash flow statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entity and Pension and other postretirement funding (more) less than expense.

Our management uses Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense, along with other factors, to evaluate our performance. We believe that this measure is an appropriate supplemental measure of financial performance and may be useful to investors because it provides a measure of cash generated for the benefit of shareholders. It is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense using the various non-GAAP and GAAP measures referenced above (in millions):

September 30, 2012
Net debt repayment	$28.5
Cash dividends paid to shareholders	56.5
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entity	127.3
Pension and postretirement funding (more) less than expense	305.4
Cash generated for Net Debt repayment, dividends, acquisition / investments and pension in excess of expense	$517.7

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2013	Fiscal 2014 and 2015	Fiscal 2016 and 2017	Thereafter
	(In millions)
Long-Term Debt, including current portion (a)	$3,420.2	$261.3	$603.7	$1,098.2	$1,457.0
Operating lease obligations (b)	246.8	40.6	68.1	48.2	89.9
Purchase obligations and other (c) (d) (e) (f)	1,932.5	436.4	832.2	501.8	162.1
Total	$5,599.5	$738.3	$1,504.0	$1,648.2	$1,709.0

(a)
We have included in the long-term debt line item above amounts owed on our note agreements, Receivables Facility and Credit Facility. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded unamortized discounts of $7.7 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 9. Debt” of the Notes to Consolidated Financial Statements.

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

(d)
Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date; therefore, the earliest date on which we could be required to purchase our partner's interest is March 29, 2015. We currently project this contingent obligation to purchase our partner's interest (based on the formula) to be approximately $11 million, which would result in a purchase price of approximately 54% of our partner's share of the net equity reflected on Seven Hills' September 30, 2012 balance sheet. We have not included the $11 million in the table above.

(e)
We have included in the table future minimum pension contributions and benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Estimated future pension contributions are lower at September 30, 2012 due to the impact of pension legislation during fiscal 2012. Based on current assumptions, including future interest rates, we currently estimate that the minimum pension contributions under the U.S. and Canadian qualified pension plans will be approximately $208 million in fiscal 2013. We currently estimate that contributions will be in the range of approximately $249 million to $372 million annually in fiscal 2014 through fiscal 2016 and approximately $170 million in fiscal 2017. Minimum pension contributions thereafter aggregate approximately $90 million. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

(f)
Included in the line item “Purchase obligations and other” is an aggregate $9.8 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions based on our estimate of cash settlement with the respective taxing authorities. We have not included uncertain tax positions of approximately $280.2 million that are not expected to result in the use of cash upon settlement.

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

Off-Balance Sheet Arrangement

In connection with the Smurfit-Stone Acquisition we acquired an off-balance sheet arrangement for an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone sold timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. Smurfit-Stone received $225 million in cash, with the balance of $485 million in the form of installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC (“TNH”), a wholly-owned non-consolidated variable interest entity under the provisions of ASC 860 “Transfers and Servicing”, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for by Smurfit-Stone as a sale under ASC 860. The residual interest in the notes at September 30, 2012 was not material. TNH and its creditors have no recourse to us in the event of a default on the installment notes.

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

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2012, our accounts receivable, net of allowances of $26.9 million, was $1,075.6 million; a 1% additional loss on accounts receivable would be $10.8 million and a 5% change in our allowance assumptions would change our allowance by approximately $1.3 million.

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

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated synergies resulting from the Smurfit-Stone Acquisition. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2012, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 0 to 40 years and have a weighted average life of approximately 12.1 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

We have, or from time to time may have, financial instruments including supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities. Other than the fair value of our long-term debt and our pension and postretirement assets and liabilities disclosed in “Note 9. Debt” and “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements, the fair value of these items is not significant.

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

We discuss fair values in more detail in “Note 10. Fair Value” of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our tax assets and liabilities using historical experience for the particular jurisdiction and our expectations regarding the future outcome of the related matters. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including changes related to tax law or corporate tax rates, may materially affect our income tax expense, assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $3.9 million for fiscal 2012. A 1% increase in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2012 consolidated balance sheet, would increase tax expense by approximately $11.4 million for fiscal 2012.

Pension and Other Postretirement Benefits

Certain of our employees in the United States and Canada are currently accruing pension benefits. In addition, under several labor contracts, we make payments based on hours worked into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) and other unfunded defined benefit plans that provide unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

Our pension unfunded status increased $49.2 million in fiscal 2012, as the increase attributable primarily to a lower discount rate applied to the pension obligations was only partially offset by the impact of contributions and the return on plan assets. The 105 basis point decrease in our pension plans discount rate compared to the prior measurement date was partially offset by the positive return on plan assets in fiscal 2012 and was partially offset by $367.5 million of employer contributions to our pension and supplemental retirement plans in fiscal 2012.

A 25 basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2012 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$1.1	$3.0	$(0.1)	$(0.2)
Compensation level	0.4	(0.4)	N/A	N/A
Expected long-term rate of return on plan assets	(7.5)	7.5	N/A	N/A
Medical cost trend	N/A	N/A	0.1	(0.1)

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, oil, coal and electricity at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil and natural gas to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paper machines. We use primarily electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. At two of our mills, we purchase process steam under contracts with adjacent coal fired power plants. In fiscal 2012, we completed the first of four natural gas energy conversion projects at our containerboard mills. During fiscal 2013, we plan to add the ability to use natural gas at three other containerboard mills and install a natural gas boiler at a fifth containerboard mill to replace the adjacent coal fired power plant as the mill's primary energy source.

We spent approximately $624 million on all energy sources in fiscal 2012. Natural gas and fuel oil accounted for approximately one-third (approximately 34 million MMBtu) of our total energy purchases in fiscal 2012. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $62 million. In times of higher energy prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Commodities

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and a portion of our containerboard is recycled fiber. Our purchases of old corrugated containers (“OCC”) and double-lined kraft clippings account for our largest recycled fiber costs and approximately 90% of our recycled fiber purchases in a fiscal year. The remaining 10% of our recycled fiber purchases consists of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing.

A hypothetical 10% increase in recycled fiber prices for a fiscal year would increase our costs by approximately $67 million. In times of higher recycled fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard and our bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices for a fiscal year would increase our costs by approximately $65 million. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

We convert corrugated medium and linerboard in our corrugated converting operations and merchandising displays operations into corrugated sheet stock and displays. Although the majority of the containerboard consumed is produced at our mill locations, we do purchase containerboard externally. A hypothetical 10% increase in containerboard costs for containerboard purchased externally, net of trade swaps, would result in increased costs of approximately $26 million in a fiscal year. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck and intermodal) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $85 million in a fiscal year. In times of higher freight prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

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

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2012, if market interest rates increase an average of 100 basis points, our interest expense would increase by $19 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Market Risks Impacting Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2012and 2011, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $3.0 million in fiscal 2012 and $0.6 million in fiscal 2011.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were approximately $1 million lower in fiscal 2012 than if we had translated the same earnings using fiscal 2011 exchange rates. Translated earnings were approximately $2 million higher in fiscal 2011 than if we had translated the same earnings using fiscal 2010 exchange rates.

During fiscal 2012 and 2011, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $8 million and $7 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 19. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2012	2011	2010
	(In millions, except per share data)
Net sales	$9,207.6	$5,399.6	$3,001.4
Cost of goods sold (net of alternative fuel mixture credit of $0, $0 and $28.8)	7,674.9	4,407.7	2,281.3
Gross profit	1,532.7	991.9	720.1
Selling, general and administrative expenses	927.5	541.2	339.9
Restructuring and other costs, net	75.2	93.3	7.4
Operating profit	530.0	357.4	372.8
Interest expense	(119.7)	(88.9)	(75.5)
Loss on extinguishment of debt	(25.9)	(39.5)	(2.8)
Interest income and other income (expense), net	1.3	(15.0)	0.1
Equity in income of unconsolidated entities	3.4	1.5	0.8
Income before income taxes	389.1	215.5	295.4
Income tax expense	(136.9)	(69.5)	(64.7)
Consolidated net income	252.2	146.0	230.7
Less: Net income attributable to noncontrolling interests	(3.1)	(4.9)	(5.1)
Net income attributable to Rock-Tenn Company shareholders	$249.1	$141.1	$225.6

Basic earnings per share attributable to Rock-Tenn Company shareholders	$3.49	$2.81	$5.80

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$3.45	$2.77	$5.70

Cash dividends paid per share	$0.80	$0.80	$0.60

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Consolidated net income	$252.2	$146.0	$230.7
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	18.3	(12.9)	7.2
Derivatives:
Deferred loss on cash flow hedges	—	(0.3)	(3.5)
Less: Reclassification adjustment of net loss on cash flow hedges included in earnings	1.4	4.0	6.0
Defined benefit pension plans:
Net actuarial loss arising during period	(234.2)	(211.2)	(8.4)
Amortization of net actuarial loss, included in pension cost	13.3	12.2	12.0
Prior service (cost) credit arising during period	(1.4)	0.3	(0.2)
Amortization of prior service cost, included in pension cost	0.4	0.4	0.5
Other comprehensive income adjustments	—	—	(1.7)
Other comprehensive income (loss)	(202.2)	(207.5)	11.9
Comprehensive income (loss)	50.0	(61.5)	242.6
Less: Comprehensive income attributable to noncontrolling interests	(2.2)	(4.4)	(0.8)
Comprehensive income (loss) attributable to Rock-Tenn Company shareholders	$47.8	$(65.9)	$241.8

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(In millions, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$37.2	$41.7
Restricted cash	40.6	41.1
Accounts receivable (net of allowances of $26.9 and $30.1)	1,075.6	1,109.6
Inventories	861.9	849.8
Other current assets	174.5	186.7
Total current assets	2,189.8	2,228.9
Property, plant and equipment at cost:
Land and buildings	1,207.7	1,135.1
Machinery and equipment	6,121.7	5,691.1
Transportation equipment	13.6	12.8
Leasehold improvements	20.0	6.9
	7,363.0	6,845.9
Less accumulated depreciation and amortization	(1,751.6)	(1,318.7)
Net property, plant and equipment	5,611.4	5,527.2
Goodwill	1,865.3	1,839.4
Intangibles, net	795.1	799.4
Other assets	225.5	171.1
	$10,687.1	$10,566.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$261.3	$143.3
Accounts payable	708.9	780.7
Accrued compensation and benefits	211.4	220.0
Other current liabilities	226.7	174.3
Total current liabilities	1,408.3	1,318.3
Long-term debt due after one year	3,151.2	3,302.5
Pension liabilities, net of current portion	1,493.1	1,431.0
Postretirement benefit liabilities, net of current portion	154.2	155.2
Deferred income taxes	888.8	827.1
Other long-term liabilities	173.9	153.3
Commitments and contingencies (Notes 11 and 17)
Redeemable noncontrolling interests	11.4	6.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 70,884,002 and 70,467,904 shares outstanding at September 30, 2012 and September 30, 2011, respectively	0.7	0.7
Capital in excess of par value	2,810.8	2,762.7
Retained earnings	1,094.7	907.4
Accumulated other comprehensive loss	(500.5)	(299.2)
Total Rock-Tenn Company shareholders’ equity	3,405.7	3,371.6
Noncontrolling interests	0.5	0.7
Total equity	3,406.2	3,372.3
	$10,687.1	$10,566.0

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2012	2011	2010
	(In millions, except share and per share data)
Number of Shares of Class A Common Stock Outstanding:
Balance at beginning of year	70,467,904	38,903,036	38,707,695
Shares issued under restricted stock plan	87,930	537,078	182,800
Restricted stock grants forfeited	(1,875)	(7,675)	(15,926)
Issuance of Class A common stock, net of stock received for minimum tax withholdings(1)	330,043	31,035,465	103,368
Purchases of Class A common stock	—	—	(74,901)
Balance at end of year	70,884,002	70,467,904	38,903,036
Class A Common Stock:
Balance at beginning of year	$0.7	$0.4	$0.4
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	—	0.3	—
Balance at end of year	0.7	0.7	0.4
Capital in Excess of Par Value:
Balance at beginning of year	2,762.7	290.5	264.5
Income tax benefit from share-based plans	8.4	—	4.3
Compensation expense under share-based plans	29.2	21.4	16.0
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	10.5	2,412.4	6.2
Fair value of share-based awards issued in the Smurfit-Stone Acquisition	—	56.4	—
Purchase of subsidiary shares from noncontrolling interest	—	(18.0)	—
Purchases of Class A common stock	—	—	(0.5)
Balance at end of year	2,810.8	2,762.7	290.5
Retained Earnings:
Balance at beginning of year	907.4	812.6	620.3
Net income attributable to Rock-Tenn Company shareholders	249.1	141.1	225.6
Cash dividends (per share - $0.80, $0.80 and $0.60)	(56.5)	(37.6)	(23.4)
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	(5.3)	(8.7)	(6.8)
Purchases of Class A common stock	—	—	(3.1)
Balance at end of year	1,094.7	907.4	812.6
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(299.2)	(92.2)	(108.4)
Other comprehensive income (loss), net of tax	(201.3)	(207.0)	16.2
Balance at end of year	(500.5)	(299.2)	(92.2)
Total Rock-Tenn Company Shareholders’ equity	3,405.7	3,371.6	1,011.3
Noncontrolling Interests:(2)
Balance at beginning of year	0.7	6.1	6.3
Purchase of subsidiary shares from noncontrolling interest	—	(5.3)	—
Net (loss) income	(0.1)	2.0	2.8
Distributions	(0.1)	(2.5)	(3.2)
Other comprehensive income attributable to noncontrolling interest	—	0.4	0.2
Balance at end of year	0.5	0.7	6.1
Total equity	$3,406.2	$3,372.3	$1,017.4
 _______________

(1)
Included in the Issuance of Class A common stock is the issuance of approximately 31.0 million shares of Common Stock valued at $2,378.8 million in connection with the Smurfit-Stone Acquisition, including approximately 0.7 million shares reserved but unissued at September 30, 2012 for the resolution of Smurfit-Stone bankruptcy claims.

(2)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Consolidated Balance Sheets.

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Operating activities:
Consolidated net income	$252.2	$146.0	$230.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	534.3	278.3	147.4
Deferred income tax expense (benefit)	123.4	60.0	(51.1)
Share-based compensation expense	29.2	21.4	16.0
Loss on extinguishment of debt	25.9	39.5	2.8
(Gain) loss on disposal of plant, equipment and other, net	(10.0)	0.9	0.3
Equity in income of unconsolidated entities	(3.4)	(1.5)	(0.8)
Pension and other postretirement funding (more) less than expense	(305.4)	(22.7)	10.5
Settlement of interest rate swaps and foreign currency hedge	(2.8)	1.7	—
Alternative fuel mixture credit benefit	—	—	(29.0)
Impairment adjustments and other non-cash items	29.2	31.5	5.4
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	55.5	(14.4)	(22.2)
Inventories	7.1	(0.5)	8.4
Other assets	(17.8)	33.2	(5.2)
Accounts payable	(77.8)	(38.8)	15.3
Income taxes	13.3	(56.2)	55.5
Accrued liabilities and other	3.8	(16.7)	(6.7)
Net cash provided by operating activities	656.7	461.7	377.3
Investing activities:
Capital expenditures	(452.4)	(199.4)	(106.2)
Cash paid for the purchase of a leased facility	(17.0)	—	—
Cash paid for purchase of business, net of cash acquired	(125.6)	(1,300.1)	(23.9)
Investment in unconsolidated entities	(1.7)	(2.0)	(0.3)
Return of capital from unconsolidated entities	1.8	1.0	0.8
Proceeds from sale of property, plant and equipment	40.5	8.6	3.6
Proceeds from property, plant and equipment insurance settlement	10.2	0.5	—
Net cash used for investing activities	(544.2)	(1,491.4)	(126.0)
Financing activities:
Proceeds from issuance of notes	1,442.2	—	—
Additions to revolving credit facilities	748.1	802.6	189.7
Repayments of revolving credit facilities	(759.8)	(564.5)	(197.7)
Additions to debt	326.6	2,877.4	154.3
Repayments of debt	(1,803.6)	(1,966.3)	(366.3)
Debt issuance costs	(16.2)	(43.8)	(0.2)
Cash paid for debt extinguishment costs	(14.0)	(37.9)	—
Issuances of common stock, net of related minimum tax withholdings	5.2	25.2	(0.6)
Purchases of common stock	—	—	(3.6)
Excess tax benefits from share-based compensation	10.0	—	4.3
Capital contributed to consolidated subsidiary from noncontrolling interest	—	—	1.4
Advances from unconsolidated entity	0.2	1.7	1.7
Cash dividends paid to shareholders	(56.5)	(37.6)	(23.4)
Cash distributions paid to noncontrolling interests	(0.8)	(5.2)	(6.9)
Net cash (used for) provided by financing activities	(118.6)	1,051.6	(247.3)
Effect of exchange rate changes on cash and cash equivalents	1.6	3.9	0.1
(Decrease) increase in cash and cash equivalents	(4.5)	25.8	4.1
Cash and cash equivalents at beginning of period	41.7	15.9	11.8
Cash and cash equivalents at end of period	$37.2	$41.7	$15.9

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$(9.6)	$22.7	$56.8
Interest, net of amounts capitalized	114.8	86.9	76.7

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in fiscal 2012 relate to the acquisition of GMI Group (“GMI”), the acquisition of the assets of Mid South Packaging, LLC (“Mid South”) and adjustments to the preliminary purchase price recorded last year in connection with the Smurfit-Stone Container Corporation (“Smurfit-Stone” and “Smurfit-Stone Acquisition”). Liabilities assumed, including debt, in fiscal 2011 reflects the preliminary purchase price allocation for the Smurfit-Stone Acquisition. Liabilities assumed, including debt, in fiscal 2010 relate to the acquisition of Innerpac Holding Company (“Innerpac”). For additional information regarding these acquisitions and the Smurfit-Stone Acquisition financing see “Note 6. Acquisitions” and “Note 9. Debt”.

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Fair value of assets acquired, including goodwill	$145.7	$7,729.4	$33.2
Cash consideration, net of cash acquired	122.3	1,303.4	23.9
Stock issued in the acquisition	—	2,378.8	—
Fair value of share-based awards issued in the acquisition	—	56.4	—
Liabilities and noncontrolling interests assumed	$23.4	$3,990.8	$9.3

Included in liabilities assumed is the following item:
Debt assumed in acquisition	—	1,180.5	—

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

Description of Business

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the United States, Canada, Mexico, Chile, Argentina, Puerto Rico and China.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2012 and 2011, we recorded bad debt expense of $6.6 million and $1.1 million, respectively. In fiscal 2010, we recorded a credit to bad debt expense of $0.2 million due in part to a reduction in reserves driven by improved collections.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Balance at the beginning of period	$30.1	$7.8	$8.8
Reduction in sales and charges to costs and expenses (1)	107.9	78.2	32.8
Deductions	(111.1)	(55.9)	(33.8)
Balance at the end of period	$26.9	$30.1	$7.8
(1) Includes the impact of acquisitions.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the LIFO basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 29.0% and 26.7% of FIFO cost of all inventory at September 30, 2012 and 2011, respectively.

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

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2012, 2011, and 2010, we capitalized interest of approximately $3.4 million, $2.8 million, and $1.3 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method over the estimated useful lives of the assets as follows:

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Buildings and building improvements	15-40 years
Machinery and equipment	3-44 years
Transportation equipment	3-8 years

Generally our machinery and equipment have estimated useful lives between 3 and 20 years; however, select portions of machinery and equipment at our mills have estimated useful lives up to 44 years. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2012, 2011, and 2010 was approximately $434.6 million, $228.2 million, and $129.4 million, respectively.

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.

The goodwill impairment model is a two-step process. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies resulting from the Smurfit-Stone Acquisition and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2012 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 0 to 40 years and have a weighted average life of approximately 12.1 years.

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

Restructuring

We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in future restructuring activities including those associated with our Smurfit-Stone Acquisition. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

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

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted value of future cash flows. We have, or from time to time may have, financial instruments recognized at fair value including supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities. Other than the fair value of our long-term debt and our pension and postretirement assets and liabilities disclosed in “Note 9. Debt” and “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements, the fair value of these items is not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts and our residual interest in TNH notes based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 10. Fair Value”.

Derivatives

We are exposed to interest rate risk, commodity price risk, and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to transactions denominated in Canadian dollars.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We may enter into financial derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the financial derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

The impact of derivative instruments have not been material in any of the years presented in our footnotes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Health Insurance

We are self-insured for the majority of our group health insurance costs. We calculate our group health insurance reserve on an undiscounted basis based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves on an undiscounted basis based on estimated actuarially calculated development factors.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of these provisions and in subsequent periods. See “Note 12. Income Taxes”.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 15. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our paperboard mills. At September 30, 2012 and September 30, 2011, liabilities of $16.3 million and $14.9 million, respectively, were accrued.

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

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a loss of $5.5 million in fiscal 2012, a gain of $3.9 million in fiscal 2011, and a loss of $0.5 million in 2010 from foreign currency transactions. We also recorded a foreign currency loss of approximately $13.5 million in fiscal 2011 related to a Canadian intercompany loan.

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

New Accounting Standards - Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-09 “Disclosures about an Employer's Participation in a Multiemployer Plan”, which amends certain provisions of ASC 715 “Retirement Plans”. These provisions require enhanced disclosures in our annual financial statements for multiemployer plans that are individually significant including a general description of the multiemployer plan, the nature of our participation in the plan and whether our contributions into the plan exceed 5% of total contributions. These provisions were effective for fiscal years ending after December 15, 2011 (September 30, 2012 for us). The adoption of these provisions did not have a material impact on our consolidated financial statements, although the notes to our consolidated financial statements include additional information concerning our participation in these plans.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2011 (January 1, 2012 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 “Comprehensive Income Presentation of Financial Statements” and subsequently Accounting Standards Update 2011-12 in December 2011 “Deferral of the Effective date for Amendments to the Presentation of Reclassification Items out of Accumulated Other Comprehensive Income,” which amended certain provisions of ASC 220 “Comprehensive Income”. These provisions change the presentation requirements for other comprehensive income and total comprehensive income and require one continuous statement or two separate but consecutive statements. Presentation of other comprehensive income in the statement of stockholders' equity is no longer permitted. These provisions are effective for fiscal and interim periods beginning after December 15, 2011 (January 1, 2012 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

New Accounting Standards - Recently Issued

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2012	2011	2010
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$249.1	$141.1	$225.6
Less: Distributed and undistributed income available to participating securities	(0.8)	(1.4)	(2.5)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$248.3	$139.7	$223.1
Denominator:
Basic weighted average shares outstanding	71.2	49.7	38.4
Basic earnings per share attributable to Rock-Tenn Company shareholders	$3.49	$2.81	$5.80

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$249.1	$141.1	$225.6
Less: Distributed and undistributed income available to participating securities	(0.7)	(1.4)	(2.5)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$248.4	$139.7	$223.1
Denominator:
Basic weighted average shares outstanding	71.2	49.7	38.4
Effect of dilutive stock options and non-participating securities	0.9	0.8	0.7
Diluted weighted average shares outstanding	72.1	50.5	39.1
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$3.45	$2.77	$5.70

Weighted average shares includes 0.7 million of reserved, but unissued shares at September 30, 2012. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.3 million, 0.1 million and 0.1 million shares of Common Stock in fiscal 2012, 2011, and 2010, respectively, were not included in the computation of diluted earnings per share attributable to Rock-Tenn Company shareholders because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

Note 3.	Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of the following, net of taxes (in millions):

	September 30,
	2012	2011
Foreign currency translation gain	$47.5	$29.5
Net deferred loss on cash flow hedges	(0.2)	(1.6)
Unrecognized pension net loss	(545.5)	(325.8)
Unrecognized pension prior service cost	(2.3)	(1.3)
Accumulated other comprehensive loss	$(500.5)	$(299.2)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive income (loss) for the years ended September 30, 2012, 2011 and 2010, is as follows (in millions):

Fiscal 2012	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$18.3	$—	$18.3
Net deferred loss on cash flow hedges	(0.1)	0.1	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	2.3	(0.9)	1.4
Net actuarial loss arising during period	(375.0)	140.8	(234.2)
Amortization of net actuarial loss	21.4	(8.1)	13.3
Prior service cost arising during period	(2.2)	0.8	(1.4)
Amortization of prior service cost	0.7	(0.3)	0.4
Consolidated other comprehensive loss	(334.6)	132.4	(202.2)
Less: Other comprehensive loss attributable to noncontrolling interests	0.9	—	0.9
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(333.7)	$132.4	$(201.3)

Fiscal 2011	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(13.0)	$0.1	$(12.9)
Net deferred loss on cash flow hedges	(0.4)	0.1	(0.3)
Reclassification adjustment of net loss on cash flow hedges included in earnings	6.9	(2.9)	4.0
Net actuarial loss arising during period	(336.0)	124.8	(211.2)
Amortization of net actuarial loss	18.9	(6.7)	12.2
Prior service credit arising during period	0.3	—	0.3
Amortization of prior service cost	0.7	(0.3)	0.4
Consolidated other comprehensive loss	(322.6)	115.1	(207.5)
Less: Other comprehensive loss attributable to noncontrolling interests	0.5	—	0.5
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(322.1)	$115.1	$(207.0)

Fiscal 2010	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$7.6	$(0.4)	$7.2
Net deferred loss on cash flow hedges	(6.2)	2.7	(3.5)
Reclassification adjustment of net loss on cash flow hedges included in earnings	9.9	(3.9)	6.0
Net actuarial loss arising during period	(13.6)	5.2	(8.4)
Amortization of net actuarial loss	19.3	(7.3)	12.0
Prior service cost arising during period	(0.2)	—	(0.2)
Amortization of prior service cost	0.9	(0.4)	0.5
Other adjustments	—	(1.7)	(1.7)
Consolidated other comprehensive income	17.7	(5.8)	11.9
Less: Other comprehensive loss attributable to noncontrolling interests	4.3	—	4.3
Other comprehensive income attributable to Rock-Tenn Company shareholders	$22.0	$(5.8)	$16.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2012	2011
Finished goods and work in process	$325.4	$331.1
Raw materials	372.7	404.0
Supplies and spare parts	197.1	173.1
Inventories at FIFO cost	895.2	908.2
LIFO reserve	(33.3)	(58.4)
Net inventories	$861.9	$849.8

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2012, 2011, and 2010, we reduced inventory quantities in some of our LIFO pools. This reduction generally results in a liquidation of LIFO inventory quantities typically carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2012, 2011, and 2010 was not significant.

Note 5.	Alternative Fuel Mixture Credit and Cellulosic Biofuel Producer Credit

In April 2009, we received notification from the IRS that our registration as an alternative fuel mixer had been approved. As a result, we were eligible for a tax credit equal to $0.50 per gallon of alternative fuel used at our Demopolis, Alabama bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The alternative fuel eligible for the tax credit is liquid fuel derived from biomass. In the first quarter of fiscal 2010, we recognized $20.9 million of alternative fuel mixture credit, which is not taxable for federal or state income tax purposes because we claimed the credit on our fiscal 2009 federal income tax return rather than as an excise tax refund, and reduced cost of goods sold in our Consumer Packaging segment by $20.7 million, net of expenses. The credit was treated as an unusual item, presented parenthetically on the face of the income statement, classified as an offset to cost of goods sold in the consolidated statements of income and as a component of the cost of inventory, to the extent appropriate. During the second quarter of fiscal 2010, the IRS released a memorandum that clarified that the entire volume of black liquor, without reduction for inorganic solids, chip water or process water, was eligible for the alternative fuel mixture credit. As a result, we reversed reserves of $8.1 million during the second quarter of fiscal 2010 and reduced cost of goods sold in our Consumer Packaging segment by $8.1 million.

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

In April 2010, in anticipation of the IRS or the EPA issuing further guidance regarding black liquor’s qualification for the CBPC, we filed an application with the IRS to be registered as a producer of cellulosic biofuel. On July 9, 2010, the IRS Office of Chief Counsel issued Chief Counsel Advice Memorandum AM 2010-002, which concluded that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009, qualifies for the CBPC. Following that conclusion, on August 19, 2010, the IRS sent a Letter of Registration approving us as a producer of cellulosic biofuel through the operation of our Demopolis, Alabama bleached paperboard mill. Accordingly, each gallon of black liquor we produced during calendar year 2009 qualifies for a non-refundable CBPC of $1.01 per gallon. The CBPC is a taxable credit which results in an after-tax credit value of approximately $0.62 per gallon. We calculated the aggregate undiscounted CBPC, net of expected income taxes and interest, to be approximately $112 million. Any CBPC unused in any particular tax year may be carried forward and utilized in future years. See discussion in “Note 12. Income Taxes”.

The after tax value of the CBPC credit is of greater value to us than the AFMC previously claimed. Once the IRS concluded in fiscal 2010 that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009 qualifies for the CBPC and approved our application as a qualified producer, we, in accordance with the applicable IRS instructions for claiming the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CBPC and returning the AFMC in this circumstance, amended our 2009 federal income tax return to claim the CBPC credit rather than the AFMC. We have filed our fiscal 2010 federal and state tax returns and we expect to utilize the remaining CBPC tax credits in the next few years. The cumulative impact of CBPC election, net of the AFMC, was an increased after-tax benefit of $27.6 million, which was recorded as a reduction of income tax expense in the fourth quarter of fiscal 2010 and accounted for as a cumulative catch-up of a transaction directly with the government in its capacity as a taxing authority.

Smurfit-Stone submitted refund claims for alternative fuel mixture credits related to production at its qualifying U.S. mills in calendar 2009. As a result of the refund claims, Smurfit-Stone recorded unrecognized tax benefits related to the tax position that alternative fuel mixture credits are not taxable and decreased the tax value of their NOL carryforwards by recording a corresponding reserve related to this position. See discussion in “Note 12. Income Taxes”.

Note 6.	Acquisitions

Smurfit-Stone Acquisition

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation. We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued for the resolution of Smurfit-Stone bankruptcy claims, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone stock options as discussed in “Note 15. Share-Based Compensation”. The reserved shares, as well as the restricted cash identified on our Consolidated Balance Sheets, will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order and the corresponding liability will be extinguished. The shares issued were valued at $76.735 per share which represents the average of the high and low stock price on the acquisition date. We entered into a new credit facility and amended our receivables-backed financing facility at the time of the Smurfit-Stone Acquisition. For information on our facilities see “Note 9. Debt”.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2012 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)(3)
Current assets, net of cash acquired	$1,459.5	$(6.8)	$1,452.7
Property, plant, and equipment	4,391.4	(12.1)	4,379.3
Goodwill	1,091.6	(10.9)	1,080.7
Intangible assets	691.4	21.7	713.1
Other long-term assets	95.5	19.0	114.5
Total assets acquired	7,729.4	10.9	7,740.3

Current portion of debt	9.4	—	9.4
Current liabilities	816.7	6.6	823.3
Long-term debt due after one year	1,171.1	—	1,171.1
Accrued pension and other long-term benefits	1,205.8	(4.1)	1,201.7
Noncontrolling interest and other long-term liabilities	787.8	8.4	796.2
Total liabilities and noncontrolling interest assumed	3,990.8	10.9	4,001.7

Net assets acquired	$3,738.6	$—	$3,738.6

(1)	As previously reported in the Notes to Consolidated Financial Statements included in our Fiscal 2011 Form 10-K.

(2)
The measurement period adjustments recorded in fiscal 2012 did not have a significant impact on our condensed consolidated statements of income for any period of fiscal 2012 or 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheet as of September 30, 2011. Therefore, we have recorded the cumulative impact in fiscal 2012 and have not retrospectively adjusted the comparative 2011 financial information presented herein.

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

	Year Ended September 30,
	2011	2010
	(Unaudited)
Net sales	$9,574.5	$8,959.6
Net income attributable to Rock-Tenn Company shareholders	$341.1	$1,390.2

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

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expect to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets including contracts assumed; and interest expense on acquisition-related debt.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group. We have made joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended, that increased our tax basis in the underlying assets acquired. The purchase price was approximately $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $39.5 million of customer relationship intangible assets, $25.0 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes as a result of the Code section 338(h)(10) elections.

Mid South Packaging Acquisition

On June 22, 2012, we acquired the assets of Mid South Packaging LLC, a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was approximately $32.1 million, net of a preliminary working capital settlement. No debt was assumed. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $9.9 million of customer relationship intangible assets and $8.5 million of goodwill. We are amortizing the customer relationship intangibles over 12.5 years based on a straight-line basis because the pattern was not reliably determinable. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of Mid South.

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $75.2 million, $93.3 million, and $7.4 million for fiscal 2012, 2011, and 2010, respectively. Of these costs, $14.8 million, $17.7 million, and $4.5 million were non-cash for fiscal 2012, 2011, and 2010, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the fiscal year, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(a)	Fiscal 2012	$16.6	$10.5	$3.5	$5.6	$4.7	$40.9
	Fiscal 2011	16.7	7.8	1.2	1.1	0.7	27.5
	Fiscal 2010	0.6	0.6	—	—	0.1	1.3
	Cumulative	33.9	18.9	4.7	6.7	5.5	69.7
	Expected Total	33.9	18.9	7.5	10.8	5.5	76.6
Consumer Packaging(b)	Fiscal 2012	(3.4)	0.2	0.6	0.2	—	(2.4)
	Fiscal 2011	1.0	2.3	0.9	0.7	0.2	5.1
	Fiscal 2010	3.7	1.1	0.2	0.1	0.7	5.8
	Cumulative	1.3	3.6	1.7	1.0	1.0	8.6
	Expected Total	1.3	3.6	1.7	1.6	1.0	9.2
Recycling(c)	Fiscal 2012	1.6	0.3	—	0.1	0.3	2.3
	Fiscal 2011	—	—	—	0.1	—	0.1
	Fiscal 2010	—	—	—	0.1	—	0.1
	Cumulative	1.6	0.3	—	0.4	0.4	2.7
	Expected Total	1.6	0.3	0.2	0.5	0.4	3.0
Other(d)	Fiscal 2012	—	—	—	—	34.4	34.4
	Fiscal 2011	—	—	—	—	60.6	60.6
	Fiscal 2010	—	—	—	—	0.2	0.2
	Cumulative	—	—	—	—	95.2	95.2
	Expected Total	—	—	—	—	95.2	95.2
Total	Fiscal 2012	$14.8	$11.0	$4.1	$5.9	$39.4	$75.2
	Fiscal 2011	$17.7	$10.1	$2.1	$1.9	$61.5	$93.3
	Fiscal 2010	$4.3	$1.7	$0.2	$0.2	$1.0	$7.4
	Cumulative	$36.8	$22.8	$6.4	$8.1	$102.1	$176.2
	Expected Total	$36.8	$22.8	$9.4	$12.9	$102.1	$184.0

(1)
“Net property, plant and equipment” as used in this Note 7 is the sum of property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies and accelerated depreciation on such assets.

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

(a)
The Corrugated Packaging segment current year charges primarily reflect the closure of our Matane, Quebec containerboard mill, a machine taken out of operation at our Hodge, LA containerboard mill and seven corrugated container plants, all acquired in the Smurfit-Stone Acquisition (each initially recorded and five closed in fiscal 2012) and charges associated primarily with on-going closure costs at certain of six other corrugated container plants acquired in the Smurfit-Stone Acquisition (each initially recorded in fiscal 2011, five of the six were closed in fiscal 2011 and one closed in fiscal 2012) and our legacy Hauppauge, NY sheet plant (initially recorded in fiscal 2010 and closed in fiscal 2011), net of a gain on sale in fiscal 2012 primarily for our Santa Fe Springs, CA corrugated converting facility. The current year expenses in the “Other Costs” column primarily represent repayment of energy credits and site environmental closure activities at the Matane mill. The cumulative charges are primarily for the facilities mentioned above and fiscal 2011 charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition. We have transferred a substantial portion of each closed facility's production to our other facilities.

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

(c)
The Recycling segment current year charges primarily reflect the closure of six collection facilities (each initially recorded and three closed in fiscal 2012) and the cumulative charges reflect the preceding actions as well as carrying costs for two collections facilities shutdown in a prior year.

(d)
The expenses in the “Other Costs” column primarily reflect costs incurred primarily as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses	Total
Fiscal 2012	$2.9	$32.1	$(0.6)	$34.4
Fiscal 2011	20.2	40.4	—	60.6

Acquisition expenses include expenses associated with the Smurfit-Stone Acquisition and other acquisitions, whether consummated or not. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities the precise amount expected to be incurred has not been quantified above. We expect integration activities to continue into fiscal 2013.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2012, 2011, and 2010 (in millions):

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011	2010
Accrual at beginning of fiscal year	$26.7	$1.4	$1.1
Accruals acquired in Smurfit-Stone Acquisition	—	9.2	—
Additional accruals	26.9	30.8	1.9
Payments	(28.0)	(14.4)	(1.6)
Adjustment to accruals	(2.9)	(0.3)	—
Accrual at September 30,	$22.7	$26.7	$1.4

Reconciliation of accruals and charges to restructuring and other costs, net:
	2012	2011	2010
Additional accruals and adjustments to accruals (see table above)	$24.0	$30.5	$1.9
Acquisition expenses	2.9	20.2	—
Integration expenses	23.0	20.2	—
Net property, plant and equipment	14.8	17.7	4.3
Severance and other employee costs	0.6	0.3	0.2
Equipment relocation	4.1	2.1	0.2
Facility carrying costs	5.9	1.9	0.2
Other	(0.1)	0.4	0.6
Total restructuring and other costs, net	$75.2	$93.3	$7.4

Note 8.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions):

		September 30,
		2012		2011
	Weighted Avg. Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11.7	$873.9	$(153.6)	$801.9	$(76.4)
Favorable contracts	10.4	42.2	(18.8)	41.8	(10.7)
Technology and patents	8.1	14.3	(3.2)	14.3	(1.4)
Trademarks and tradenames	30.2	30.3	(6.4)	30.1	(2.8)
Non-compete agreements	2.0	5.1	(4.1)	5.1	(2.5)
License costs	10.0	15.9	(0.5)	—	—
Total	12.1	$981.7	$(186.6)	$893.2	$(93.8)

During fiscal 2012, 2011, and 2010, intangible amortization expense was $88.9 million, $42.4 million, and $11.9 million, respectively. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2013	$91.8
Fiscal 2014	88.6
Fiscal 2015	84.7
Fiscal 2016	84.0
Fiscal 2017	84.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt

At September 30, 2012, our Credit Facility and our March 2013 Notes, March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes (each as hereinafter defined, the notes collectively “Our Notes”) were unsecured. Our Notes are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Our Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. Our Notes, except for our March 2013 Notes, are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, except for certain present and future unrestricted subsidiaries and certain other limited exceptions. The indentures related to Our Notes restrict us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Interest on Our Notes is payable in arrears each September and March. Under the terms of the issuance of our March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes, we must use commercially reasonable efforts to file a registration statement to exchange each series of notes for new notes of such series with terms substantially identical in all material respects with the notes of such series, to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act (as hereinafter defined) and to consummate the exchange offer no later than May 17, 2013. If we fail to satisfy our obligations under the registration rights agreement, we will be required to pay additional interest to the holders of each series of notes under certain circumstances until we satisfy our obligations.

The following were individual components of debt (in millions):

	September 30,
	2012	2011
5.625% notes due March 2013(a)	$80.6	$80.9
9.25% notes due March 2016(b)	—	299.2
4.45% notes due March 2019(c)	349.7	—
3.50% notes due March 2020(d)	347.1	—
4.90% notes due March 2022(c)	399.3	—
4.00% notes due March 2023(d)	346.3	—
Term loan facilities(e) (f)	1,222.6	2,223.1
Revolving credit and swing facilities(e) (f)	242.3	238.0
Receivables-backed financing facility(g)	410.0	559.0
Industrial development revenue bonds, bearing interest at variable rates (2.54% at September 30, 2011)(h)	—	17.4
Other debt	14.6	28.2
Total debt	3,412.5	3,445.8
Less current portion of debt	261.3	143.3
Long-term debt due after one year	$3,151.2	$3,302.5

A portion of the debt classified as long-term, which includes the term loans, receivables-backed, revolving and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. During fiscal 2012, 2011, and 2010, amortization of debt issuance costs charged to interest expense was $10.8 million, $7.7 million, and $6.1 million, respectively.

(a)
In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 2013 (“March 2013 Notes”). We are amortizing debt issuance costs of approximately $0.8 million over the term of the March 2013 Notes. In the first quarter of fiscal 2010, we repurchased $19.5 million of our March 2013 Notes at an average price of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. The amount in the table above is net of hedge adjustments resulting from terminated interest rate swaps and unamortized discount. Giving effect to the amortization of the original issue discount, the terminated fair value hedge adjustments and the debt issuance costs, the effective interest rate on the March 2013 Notes is approximately 5.73%. As discussed below, the February 22, 2012 repayment of our term loan B facility, in conjunction with our then current credit rating removed the security pledge from our March 2013 Notes.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
On March 5, 2008, we issued $200.0 million aggregate principal amount of 9.25% senior notes due March 2016 (“March 2016 Notes”). The March 2016 Notes were originally issued at a discount of $1.4 million and incurred debt issuance costs of $4.7 million. On May 29, 2009, we issued an additional $100.0 million aggregate principal amount of March 2016 Notes (the “Additional Notes”) and as a result incurred debt issuance costs of approximately $2.7 million related to the Additional Notes; these debt issuance costs, together with the original issue debt discount and debt issuance costs, were being amortized through the maturity date of the March 2016 Notes. On March 15, 2012, we redeemed our March 2016 Notes at a redemption price equal to 104.625% of the principal amount of the March 2016 Notes, plus the accrued and unpaid interest. We recorded an aggregate loss on extinguishment of debt of approximately $18.7 million for the redemption premium and to expense unamortized deferred financing and discount costs.

(c)
On February 22, 2012, we issued $350.0 million aggregate principal amount of 4.45% senior notes due March 2019 (“March 2019 Notes”) and issued $400.0 million aggregate principal amount of 4.90% senior notes due March 2022 (“March 2022 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). We issued the March 2019 Notes and March 2022 Notes at a discount of approximately $0.3 million and $0.8 million, respectively, and recorded debt issuance costs in connection with the March 2019 Notes and March 2022 Notes of approximately $3.2 million and $3.6 million respectively, which are being amortized over the respective term of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the March 2019 Notes and March 2022 Notes are approximately 4.58% and 5.00%, respectively.

(d)
On September 11, 2012, we issued $350.0 million aggregate principal amount of 3.50% senior notes due March 2020 (“March 2020 Notes”) and issued $350.0 million aggregate principal amount of 4.00% senior notes due March 2023 (“March 2023 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. We issued the March 2020 and March 2023 notes at a discount of approximately $3.0 million and $3.7 million, respectively, and recorded debt issuance costs in connection with the March 2020 and March 2023 notes of approximately $2.6 million and $2.7 million, respectively, which are being amortized over the respective term of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the March 2020 and March 2023 Notes are approximately 3.75% and 4.20%, respectively. We used the net proceeds from the offering to repay a portion of the outstanding loans under our Terminated Credit Facility (as hereinafter defined) and to pay costs and expenses associated with the transaction. We repaid approximately $288 million outstanding under our revolving credit facility, $345.5 million outstanding under our term loan A facility and $54.5 million outstanding under our term loan A2 facility.

(e)
On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, except for certain present and future unrestricted subsidiaries and certain other limited exceptions. In addition, the obligations of Rock-Tenn Company of Canada are guaranteed by Rock-Tenn Company and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, other than certain present and future unrestricted subsidiaries and certain other limited exceptions.

Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $350.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars. At September 30, 2012 and September 30, 2011, the amount committed under the credit facilities for loans to a Canadian subsidiary was $300.0 million and $300.0 million, respectively. At September 30, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $54.7 million issued under the Credit Facility and including the application of our maximum leverage ratio, were approximately $935 million.

At our option, borrowings under the Credit Facility bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. In addition, advances in Canadian dollars may be made by way of purchases of bankers' acceptances. We are required to pay fees in respect of outstanding letters of credit at a rate equal to the applicable margin for LIBOR-based borrowings based upon a Credit Agreement Leverage Ratio. The

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the applicable margins and percentages related to the revolving credit facility and term loan of the Credit Facility:

	Range	September 30, 2012
Applicable margin/percentage for determining:
LIBOR-based loans and banker's acceptance advances interest rate (1)	1.375%-2.000%	1.75%
Base rate-based borrowings (1)	0.375%-1.000%	0.75%
Facility commitment (2)	0.200%-0.325%	0.25%

(1)	The rates vary based on our Leverage Ratio, as defined in the Amended and Restated Credit Agreement.

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio, as defined below.

The variable interest rate, including the applicable margin, on our term loan facility was 1.97% at September 30, 2012. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 3.04% to 4.00% at September 30, 2012.

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

In addition, the Credit Facility includes financial covenants requiring that we maintain a maximum total leverage ratio and minimum interest coverage ratio. The terms of the Credit Facility require us to maintain a leverage ratio (which is the ratio of our total funded debt less certain amounts of unrestricted cash, to Credit Agreement EBITDA, as defined, for the preceding four fiscal quarters (“Leverage Ratio”) of not greater than 3.75 to 1.00 for fiscal quarters ending from September 30, 2012 through September 30, 2013, and not greater than 3.50 to 1.00 for fiscal quarters ending thereafter. In addition, we must maintain an interest coverage ratio (which is the ratio of Credit Agreement EBITDA for the preceding four fiscal quarters to cash interest expense for such period) of not less than 3.50 to 1.00 for any fiscal quarters ending on or after September 30, 2012. Credit Agreement EBITDA is calculated in accordance with the definition contained in our Amended and Restated Credit Agreement. Credit Agreement EBITDA is generally defined as consolidated net income of RockTenn for any fiscal period plus the following to the extent such amounts are deducted in determining such consolidated net income: (i) consolidated interest expense, (ii) consolidated tax expenses, (iii) depreciation and amortization expenses, (iv) financing expenses and write-offs, including remaining portions of original issue discount on prepayment of indebtedness, prepayment premiums and commitment fees, (v) inventory expenses associated with the write up of Smurfit-Stone inventory acquired in the merger and other permitted acquisitions, (vi) all other non-cash charges, (vii) all legal, accounting and professional advisory expenses incurred in respect of the Smurfit-Stone Acquisition and other permitted acquisitions and related financing transactions, (vii) certain expenses and costs incurred in connection with the Smurfit-Stone Acquisition and associated synergies, restructuring charges, and certain other charges and expenses, subject to certain limitations specified in the Credit Facility, (viii) certain other charges and expenses unrelated to the Smurfit-Stone Acquisition subject to certain specified limitations in the Credit Facility, and (ix) for certain periods, run-rate synergies expected to be achieved due to the Smurfit-Stone Acquisition not already included in EBITDA and adjustments to include Smurfit-Stone EBITDA as outlined in the Amended and Restated Credit Agreement related to periods prior to the acquisition (“Credit Agreement EBITDA”). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

The credit facilities also contain certain customary events of default, including relating to non-payment, breach of representations, warranties or covenants, default on other material debt, bankruptcy and insolvency events, invalidity or impairment of loan documentation, collateral or subordination provisions, change of control and customary ERISA defaults. The term “ERISA” means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)
On May 27, 2011, we entered into a Credit Agreement, which we terminated on September 27, 2012 as discussed below, (the “Terminated Credit Facility”) with an original maximum principal amount of $3.7 billion before scheduled payments. The Terminated Credit Facility included a $1.475 billion, 5-year revolving credit facility, a $1.475 billion, 5-year term loan A facility, and included a $750 million, 7-year term loan B facility prior to its repayment on February 22, 2012. The borrowings under the Credit Facility were primarily used to finance the Smurfit-Stone Acquisition in part, to repay certain outstanding indebtedness of Smurfit-Stone, to refinance certain of our existing credit facilities, to pay for fees and expenses incurred in connection with the acquisition, and for other corporate purposes. The variable interest rate, including the applicable margin, on our term loan A facility, before the effect of interest rate swaps, was 2.23% at September 30, 2011. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 3.25% to 4.00% at September 30, 2011. On May 27, 2011, at the effective time of the Smurfit-Stone Acquisition, in connection with our entry into the Terminated Credit Facility, we terminated our then existing credit agreement, dated as of March 5, 2008, as amended, following the payment in full of all outstanding indebtedness under the then existing credit agreement. There were no material early termination penalties incurred as a result of the termination. We recorded a loss on extinguishment of debt of $39.5 million primarily for fees paid to certain creditors and third parties and to write-off certain unamortized deferred financing costs related to the termination and capitalized approximately $43.3 million of debt issuance costs in other assets related to the new credit agreements, including amounts related to our receivables-backed financing facility.

On December 2, 2011, we amended our Terminated Credit Facility which permitted the issuance of debt that could be secured on an equal and ratable basis with the Terminated Credit Facility provided no portion of the term loan B facility remained outstanding. The amendment also provided for a $227.0 million term loan A2 tranche to be drawn upon by us in either a single drawing or in two separate drawings in minimum draws of $100.0 million, at our discretion, on or prior to March 31, 2012, and amended other terms of a technical nature. On February 22, 2012, we repaid our term loan B facility using the proceeds from the issuance of the March 2019 and March 2022 Notes. We recorded a loss on extinguishment of debt of $0.8 million to write-off unamortized deferred financing costs. The repayment of our term loan B facility, in conjunction with our then current credit rating removed the security pledge from our Terminated Credit Facility and our March 2013 Notes. Borrowings under the term loan B facility had applicable margins of 2.75% for LIBOR-based loans (with LIBOR to be no lower than 0.75%) and 1.75% for base rate-based loans. The interest rate for borrowings under the term loan B facility was 3.50% at September 30, 2011.

On March 14, 2012, we drew down the full amount of the term loan A2 tranche, along with revolver borrowings, to pay off our March 2016 Notes. On March 30, 2012, we amended our Terminated Credit Facility which provided for the ability to guaranty the obligations of any restricted subsidiary in respect of indebtedness incurred by a restricted subsidiary to the extent such indebtedness is permitted under the Credit Agreement, to incur unsecured indebtedness in respect of letters of credit, letters of guaranty or similar instruments having an aggregate face amount not to exceed $100.0 million at any time outstanding and to incur indebtedness in an aggregate principal amount of up to $50.0 million pursuant to an “additional indebtedness” carveout to the indebtedness covenant in the Credit Agreement. The applicable margin on LIBOR based term loan A2 was dependent upon our Leverage Ratio.

On September 27, 2012, in connection with our entry into the Credit Facility, we terminated our then existing credit agreement, dated as of May 27, 2011, as amended, following the payment in full of all outstanding indebtedness under the Terminated Credit Facility. There were no early termination penalties incurred as a result of the termination of the Terminated Credit Facility. We recorded a loss on extinguishment of debt of $4.6 million primarily to write-off certain unamortized deferred financing costs related to the termination and capitalized approximately $4.0 million of debt issuance costs in other assets.

(g)
On May 27, 2011, we increased our receivables-backed financing facility (the “Receivables Facility”) to $625.0 million from $135.0 million. The Receivables Facility has been amended to include the trade receivables of additional RockTenn subsidiaries. In addition, the maturity date of the Receivables Facility has been extended until the third anniversary of the Smurfit-Stone Acquisition. Except for $51.0 million classified as short-term at September 30, 2012 that is expected to require the use of current assets for repayment, the borrowings are classified as long-term at September 30, 2012 and September 30, 2011. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.34% and 1.36% as of September 30, 2012 and September 30, 2011, respectively. The commitment fee for this facility was 0.30% and 0.30% as of September 30, 2012 and September 30, 2011, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2012 and September 30, 2011, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $464.0 million and $559.9 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2012 was approximately $838.3 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

(h)	We repaid the industrial development revenue bonds issued by various municipalities in which we maintain facilities on October 3, 2011.

As of September 30, 2012, the aggregate maturities of debt for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2013	$261.3
Fiscal 2014	481.2
Fiscal 2015	122.5
Fiscal 2016	122.3
Fiscal 2017	975.9
Thereafter	1,457.0
Unamortized bond discount	(7.7)
Total debt	$3,412.5

Note 10.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

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

We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. Other than our pension and postretirement assets and liabilities as disclosed in “Note 13. Retirement Plans” and the fair value of our long-term debt disclosed below, the fair value of these items is not significant.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	September 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$80.6	$81.7	$80.9	$83.1
March 2016 Notes(1)	—	—	299.2	318.7
March 2019 Notes(1)	349.7	376.6	—	—
March 2020 Notes(1)	347.1	356.3	—	—
March 2022 Notes(1)	399.3	434.0	—	—
March 2023 Notes(1)	346.3	357.7	—	—
Term loan facilities(2)	1,222.6	1,222.6	2,223.1	2,223.1
Revolving credit and swing facilities(2)	242.3	242.3	238.0	238.0
Receivables-backed financing facility(2)	410.0	410.0	559.0	559.0
Industrial development revenue bonds(2)	—	—	17.4	17.4
Other long-term debt(2)(3)	14.6	15.4	28.2	30.3
Total debt	$3,412.5	$3,496.6	$3,445.8	$3,469.6

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

(2)
Fair value approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates. As such, fair value is categorized as level 2 within the fair value hierarchy.

(3)
Fair value for certain debt is estimated based on the discounted value of future cash flows using observable current market interest rates offered for debt of similar credit risk and maturity. As such, fair value is categorized as level 2 within the fair value hierarchy.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction, or the amounts at which we could settle our debt.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. At September 30, 2012 and September 30, 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Leases

We lease certain manufacturing and warehousing facilities and equipment (primarily transportation equipment) under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2012, future minimum lease payments under all noncancelable leases for the succeeding five fiscal years and thereafter are as follows (in millions):

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2013	$40.6
Fiscal 2014	36.7
Fiscal 2015	31.4
Fiscal 2016	26.2
Fiscal 2017	22.0
Thereafter	89.9
Total future minimum lease payments	$246.8

Rental expense for the years ended September 30, 2012, 2011, and 2010 was approximately $88.1 million, $42.6 million and $21.6 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment. The increase beginning in fiscal 2011 is primarily associated with the Smurfit-Stone Acquisition.

Note 12.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
United States	$374.7	$163.7	$263.6
Foreign	14.4	51.8	31.8
Income before income taxes	$389.1	$215.5	$295.4

The provision (benefit) for income taxes consist of the following components (in millions):

	Year Ended September 30,
	2012	2011	2010
Current income taxes:
Federal	$(4.5)	$(0.4)	$92.7
State	7.5	0.5	11.3
Foreign	10.5	9.4	11.8
Total current	13.5	9.5	115.8
Deferred income taxes:
Federal	129.1	55.5	(57.6)
State	(0.6)	1.5	5.2
Foreign	(5.1)	3.0	1.3
Total deferred	123.4	60.0	(51.1)
Provision for income taxes	$136.9	$69.5	$64.7

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	0.2	(2.5)	—
Adjustment and resolution of federal, state and foreign tax uncertainties	(0.1)	0.3	(0.3)
State taxes, net of federal benefit	3.4	2.3	1.9
Research and development and other tax credits, net of valuation allowances	(0.5)	(1.1)	(1.5)
Alternative fuel credits	—	—	(3.4)
Cellulosic biofuel credit, net of incremental state tax impact	—	—	(9.4)
Income attributable to noncontrolling interest	(0.1)	(0.3)	(0.2)
Nondeductible deal fees	—	1.3	—
Change in valuation allowance	(1.3)	—	—
Other, net	(1.4)	(2.7)	(0.2)
Effective tax rate	35.2%	32.3%	21.9%

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2012	2011
Deferred income tax assets:
Accruals and allowances	$25.2	$17.6
Employee related accruals and allowances	107.5	113.4
Pension obligations	489.0	447.3
State net operating loss carryforwards	44.2	54.5
State credit carryforwards, net of federal benefit	47.0	51.7
CBPC and other federal tax credit carryforwards	225.6	220.8
Federal net operating loss carryforwards	146.4	167.7
Restricted stock and options	22.4	22.3
Other	21.9	17.0
Valuation allowances	(42.3)	(48.0)
Total	1,086.9	1,064.3
Deferred income tax liabilities:
Property, plant and equipment	1,439.0	1,385.0
Deductible intangibles and goodwill	283.8	288.1
Inventory reserves	80.2	108.6
Deferred gain	31.0	57.1
Other	0.7	0.6
Total	1,834.7	1,839.4
Net deferred income tax liability	$747.8	$775.1

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2012	2011
Current deferred tax asset	$104.0	$52.0
Current deferred tax liability	0.1	—
Long-term deferred tax asset	37.1	—
Long-term deferred tax liability	888.8	827.1
Net deferred income tax liability	$747.8	$775.1

At September 30, 2012 and September 30, 2011, we had gross federal net operating losses, inclusive of Smurfit-Stone's historical net operating losses, of approximately $418.4 million and $479.0 million. These loss carryforwards generally expire between fiscal years 2022 and 2031.

At September 30, 2012 and September 30, 2011, we had $145.6 million and $146.1 million, respectively, of federal CBPC carryforwards.  Although the statute of limitations is unclear as to the expiration period of the CBPC carryforwards, we believe that these carryforwards will expire on December 31, 2015.  At September 30, 2012 and September 30, 2011, we had alternative minimum tax credits of $71.8 million and $69.5 million, respectively.  Under current tax law, the alternative minimum tax credit carryforwards do not expire.  At September 30, 2012 and September 30, 2011, we had various other federal credit carryforwards of $8.2 million and $5.2 million, respectively, which expire between fiscal years 2017 and 2032.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at September 30, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating loss carryforwards. The September 30, 2012 and September 30, 2011 federal net operating loss carryforwards exclude $10.3 million and $15.4 million, respectively, due to stock compensation excess tax benefits. These excluded federal net operating losses, related to fiscal 2011, will be realized and recorded in the period when these carryforwards reduce an income tax liability.

At September 30, 2012 and September 30, 2011, gross net operating losses, for state and local tax reporting purposes, of approximately $1,160 million and $1,339 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal years 2013 and 2031. The tax effected values of these net operating losses are $44.2 million and $54.5 million at September 30, 2012 and 2011, respectively, exclusive of valuation allowances of $3.2 million and $3.8 million at September 30, 2012 and 2011, respectively.

At September 30, 2012 and September 30, 2011, gross net operating losses for foreign reporting purposes of approximately $27.3 million and $25.6 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal years 2015 and 2032. The tax effected values of these net operating losses are $4.6 million and $4.5 million at September 30, 2012 and 2011, respectively, exclusive of valuation allowances of $4.2 million and $4.0 million at September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, certain allowable state tax credits were available for carryforward. Accordingly, $47.0 million and $51.7 million have been recorded as deferred income tax assets at September 30, 2012 and 2011, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $29.9 million and $39.0 million at September 30, 2012 and 2011, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. These valuation allowances include $29.0 million and $33.6 million, respectively, related to state investment and employment tax credits generated by our Southern Container Acquisition and its subsequent operations as of September 30, 2012 and September 30, 2011, respectively. At September 30, 2012 and September 30, 2011, we had income tax receivables of $7.2 million and $34.7 million, respectively, and current deferred income taxes of $104.0 million and $52.0 million, respectively, included in other current assets.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2012, 2011, and 2010 (in millions):

	2012	2011	2010
Balance at the beginning of period	$48.0	$40.2	$37.2
Charges to costs and expenses	4.3	5.8	5.6
Allowances related to acquisitions(1)	—	7.8	—
Deductions	(10.0)	(5.8)	(2.6)
Balance at the end of period	$42.3	$48.0	$40.2

(1)	Allowances related to acquisitions in fiscal 2011 are related to the Smurfit-Stone Acquisition.

We have considered a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. Earnings of all other foreign subsidiaries are considered indefinitely invested in their respective foreign operations. As of September 30, 2012, we estimate those indefinitely invested earnings to be approximately $123.1 million. We have not provided for any incremental United States taxes that would be due upon the repatriation of those earnings to the United States. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. As of September 30, 2012, we estimate the amount of unrecognized deferred income tax liability on these indefinitely reinvested earnings to be approximately $10.3 million.

As of September 30, 2012, the total amount of unrecognized tax benefits was approximately $289.7 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $265.6 million would benefit the effective tax rate. The unrecognized tax benefits includes $254 million related to our tax position that

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition are not taxable. We decreased the tax value of our federal net operating loss carryforwards by $254 million by recording a corresponding reserve related to this position. As of September 30, 2011, the total amount of unrecognized tax benefits was approximately $287.9 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $266.5 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2012	2011	2010
Balance at the beginning of period	$287.9	$12.2	$13.1
(Reductions) additions related to acquisitions(1)	(1.4)	275.5	—
Additions for tax positions taken in current year	7.0	—	—
Additions for tax positions taken in prior years	—	1.5	1.3
Reductions as a result of a lapse of the applicable statute of limitations	(3.8)	(1.3)	(2.2)
Balance at the end of period	$289.7	$287.9	$12.2

(1)	Adjustments related to acquisitions in fiscal 2012 and 2011 are related to the Smurfit-Stone Acquisition.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2012 and September 30, 2011, we had a recorded liability of $2.0 million and $3.9 million, respectively, for the payment of estimated interest and penalties related to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2012 and 2011 include income of $1.9 million and expense of $0.4 million, respectively, related to estimated interest and penalties related to the liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 13.	Retirement Plans

We have defined benefit pension plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

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

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our defined benefit Investment Committee meets at least four times a year with our investment advisors to review each management firm’s performance and monitor their compliance with their stated goals, our investment policy and applicable regulatory requirements in the U.S. and Canada.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisors, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Target Allocations

	U.S. Plans		Canadian Plans
	2012	2011	2012	2011
Equity investments	40%	41%	29%	38%
Fixed income investments	45%	46%	58%	56%
Short-term investments	2%	2%	1%	2%
Other investments	13%	11%	12%	4%

At September 30, 2011 we were in the process of transitioning to our target allocations in the U.S. plans. We transitioned to our target allocations in fiscal 2012. In fiscal 2012 we changed the asset allocation of our Canadian pension plans.

Our actual pension plans' asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Canadian Plans
	2012	2011	2012	2011
Equity investments	42%	28%	31%	35%
Fixed income investments	45%	50%	58%	61%
Short-term investments	3%	13%	2%	1%
Other investments	10%	9%	9%	3%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of ERISA and the regulations pertaining thereto as well as applicable legislation in Canada. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other alternative investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We currently expect to contribute approximately $208 million to our qualified defined benefit pension plans in fiscal 2013. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for multiemployer plans for collective bargaining employees generally equals the contributions for these plans. We use a September 30 measurement date.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to measure the benefit plan obligations at September 30 were:

	Pension Plans		Postretirement plans
	2012	2011	2012	2011
Discount rate – U.S. Plans	4.22%	5.27%	4.22%	5.27%
Rate of compensation increase – U.S. Plans	2.00 - 2.50%	3.22%	N/A	N/A
Discount rate – Canadian Plans	4.14%	4.90%	4.14%	4.90%
Rate of compensation increase – Canadian Plans	3.00 - 3.25%	3.13%	3.00%	3.00%
Discount rate – SERP and Other Executive Plans	2.57 - 4.22%	0.87 - 4.61%	N/A	N/A
Rate of compensation increase – SERP and Other Executive Plans	6.00%	6.00%	N/A	N/A

We determine the discount rate with the assistance of actuaries. At September 30, 2012, the discount rate for the U.S. pension and postretirement plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the Canadian pension, postretirement plans, SERP and the other executive plans was determined based on a yield curve developed by our actuary.

The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2012 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. For fiscal 2013, we are changing our expected rate of return to 7.5% for our U.S. plans and to 6.9% for our Canadian plans based on an updated analysis of our long-term expected rate of return and our current asset allocation.

Changes in benefit obligation for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2012	2011	2012	2011
Benefit obligation at beginning of year	$4,363.5	$472.1	$167.5	$0.8
Service cost	30.1	17.2	1.5	0.6
Interest cost	221.4	95.1	7.8	3.2
Amendments	2.6	0.6	(0.2)	(1.0)
Actuarial loss (gain)	555.3	127.4	(2.5)	2.0
Plan participant contributions	3.0	1.2	5.9	2.3
Benefits paid	(263.5)	(101.6)	(17.4)	(6.4)
Business combinations	(4.2)	3,823.3	—	169.7
Foreign currency rate changes	65.3	(71.8)	3.6	(3.7)
Benefit obligation at end of year	$4,973.5	$4,363.5	$166.2	$167.5

The accumulated benefit obligation of the pension plans was $4,921.3 million and $4,318.8 million at September 30, 2012 and 2011, respectively. At September 30, 2012 and 2011, no plan had a fair value of plan assets which exceeded its accumulated benefit obligation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in plan assets for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$2,919.4	$306.3	$—	$—
Actual gain (loss) on plan assets	400.6	(114.8)	—	—
Employer contributions	367.5	62.4	11.5	4.1
Plan participant contributions	3.0	1.2	5.9	2.3
Benefits paid	(263.5)	(101.6)	(17.4)	(6.4)
Business combinations	—	2,823.8	—	—
Foreign currency rate changes	53.2	(57.9)	—	—
Fair value of assets at end of year	$3,480.2	$2,919.4	$—	$—

Our fiscal 2012 contributions include approximately $12.8 million to fund benefit payments for one of our non-qualified plans.

The table below sets forth the underfunded status recognized in the consolidated balance sheets at September 30 (in millions):

	Pension Plans		Postretirement Plans
	2012	2011	2012	2011
Other current liability	$(0.2)	$(13.1)	$(12.0)	$(12.3)
Accrued pension and other long-term benefits	(1,493.1)	(1,431.0)	(154.2)	(155.2)
Net amount recognized	$(1,493.3)	$(1,444.1)	$(166.2)	$(167.5)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost consist of (in millions):

	Pension Plans		Postretirement Plans
	2012	2011	2012	2011
Net actuarial loss (income)	$877.0	$520.8	$(0.1)	$2.0
Prior service cost (credit)	5.0	3.2	(1.8)	(1.0)
Total accumulated other comprehensive loss (income)	$882.0	$524.0	$(1.9)	$1.0

The pre-tax amounts recognized in other comprehensive loss are as follows at September 30 (in millions):

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011
Net actuarial loss (income) arising during period	$377.6	$334.0	$13.6	$(2.5)	$2.0
Amortization of net actuarial loss	(21.4)	(18.9)	(19.3)	—	—
Prior service cost (credit) arising during period	2.6	0.7	0.2	(0.5)	(1.0)
Amortization of prior service (cost) credit	(0.8)	(0.7)	(0.9)	0.1	—
Net amount recognized in other comprehensive loss (income)	$358.0	$315.1	$(6.4)	$(2.9)	$1.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011
Service cost	$30.1	$17.2	$11.1	$1.5	$0.6
Interest cost	221.4	95.1	23.8	7.8	3.2
Expected return on plan assets	(222.1)	(91.9)	(23.9)	—	—
Amortization of net actuarial loss	21.4	18.9	19.3	—	—
Amortization of prior service cost (credit)	0.8	0.7	0.9	(0.1)	—
Company defined benefit plan expense	51.6	40.0	31.2	9.2	3.8
Multiemployer and other plans	9.8	4.6	1.8	—	—
Net pension cost	$61.4	$44.6	$33.0	$9.2	$3.8

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30:

2012
U.S. Plans
Health care cost trend rate assumed for next year	9.38%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%
Year the rate reaches the ultimate trend rate	2030
Canadian Plans
Health care cost trend rate assumed for next year	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.70%
Year the rate reaches the ultimate trend rate	2029

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of September 30, 2012 by approximately $8 million and would increase and decrease the annual net periodic postretirement benefit cost for 2012 by an immaterial amount.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011
Discount rate – U.S. Plans	5.27%	5.50%	5.53%	5.27%	5.56%
Rate of compensation increase – U.S Plans	2.75 - 3.32%	3.11%	2.0-3.5%	N/A	N/A
Expected long-term rate of return on plan assets – U.S. Plans	8.00%	7.86%	8.65%	N/A	N/A
Discount rate – Canadian Plans	3.51 - 4.90%	5.13%	N/A	4.90%	5.13%
Rate of compensation increase – Canadian Plans	3.00 - 3.25%	3.75%	N/A	3.00%	3.75%
Expected long-term rate of return on plan assets – Canadian Plans	3.51 - 6.00%	6.00%	N/A	N/A	N/A
Discount rate – SERP and Other Executive Plans	0.87 - 4.61%	0.24 - 5.09%	4.21%	N/A	N/A
Rate of compensation increase SERP and Other Executive Plans	6.00%	6.00%	N/A	N/A	N/A

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2013 are as follows (in millions):

	Pension Plans	Postretirement Plans
Actuarial loss	$40.6	$—
Prior service cost (credit)	0.9	(0.2)
	$41.5	$(0.2)

Our projection of estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans	Postretirement Plans
Fiscal 2013	$282.4	$12.0
Fiscal 2014	304.5	12.1
Fiscal 2015	283.3	12.0
Fiscal 2016	289.9	11.9
Fiscal 2017	294.0	11.9
Fiscal Years 2018 – 2022	1,526.7	58.0

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2012 and September 30, 2011 (in millions):

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$275.5	$107.1	$168.4	$—
Non-U.S. equities(a)	808.3	99.8	708.5	—
Hedged equities(a)	277.4	—	277.4	—
Fixed income securities:
U.S. government securities(b)	152.6	—	152.6	—
Non-U.S. government securities(c)	83.6	—	83.6	—
US corporate bonds(c)	667.7	98.3	569.4	—
Non-US corporate bonds(c)	489.8	188.8	301.0	—
Mortgage-backed securities(c)	46.5	—	46.5	—
Other fixed income(d)	233.0	—	233.0	—
Short-term investments(e)	114.4	114.4	—	—
Other investments:
Alternative investments(f)	331.4	—	268.1	63.3
	$3,480.2	$608.4	$2,808.5	$63.3

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$266.6	$154.6	$112.0	$—
Non-U.S. equities(a)	611.3	215.8	395.5	—
Fixed income securities:
U.S. government securities(b)	115.3	61.3	54.0	—
Non-U.S. government securities(c)	295.7	8.0	287.7	—
US corporate bonds(c)	628.1	75.2	552.9	—
Non-US corporate bonds(c)	389.6	128.2	260.0	1.4
Mortgage-backed securities(c)	36.6	—	36.6	—
Other fixed income(d)	73.0	4.4	68.6	—
Short-term investments(e)	289.9	289.9	—	—
Other investments:
Alternative investments(f)	213.3	—	31.4	181.9
	$2,919.4	$937.4	$1,798.7	$183.3
_______________

(a)
Equity securities are comprised of the following investment types: (i) common stock; (ii) preferred stock; (iii) equity exchange traded funds; (iv) hedged equity investments and (v) commingled equity funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. The investment in exchange traded funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The hedged equity investment is a commingled fund that consists primarily of equity indexed investments which are hedged by options

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and also holds collateral in the form of short term treasury securities. The commingled funds investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

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

(f)
The alternative investments are diversified across multiple asset managers and several types of asset classes including hedge funds, private equity partnerships and real estate funds. The hedge funds are valued at net asset value. Fair value of the private equity partnerships is determined based on discounted cash flow analysis that utilizes unobservable inputs such as weighted average cost of capital ranging from 7.3% to 20.0%, residual growth rate assumptions ranging from 1.5% to 4.0%, revenue growth rates ranging from 1.6% to 9.1% and EBITDA of market comparable companies with multiples ranging from 4.8 to 14.5. The fair value of our real estate funds is based on the utilization of various unobservable inputs including but not limited to rental rate factors ranging from 0% to 25%, capitalization rates ranging from 5% to 8%, discount rates ranging from 7% to 9% and inflation rates ranging from 0% to 5%.

The following table summarizes the changes in our Level 3 pension plan assets for the years ended September 30, 2012 and 2011 (in millions):

	Non-US Corporate Bonds	Alternative Investments	Total
Balance as of September 2010	$1.4	$23.0	$24.4
Purchases, sales, issuances, and settlements, net	—	179.2	179.2
Actual return on plan assets, relating to instruments still held at end of year	—	—	—
Transfers in / (out) of level 3	—	(20.3)	(20.3)
Balance as of September 30, 2011	$1.4	$181.9	$183.3
Purchases, sales, issuances, and settlements, net	(1.3)	(1.6)	(2.9)
Actual return on plan assets:
Relating to instruments still held at end of year	—	9.7	9.7
Relating to instruments sold during the year	(0.1)	2.8	2.7
Transfers in / (out) of level 3	—	(129.5)	(129.5)
Balance as of September 30, 2012	$—	$63.3	$63.3

The pension assets acquired in connection with the fiscal 2011 Smurfit-Stone Acquisition are included in the Purchases, sales, issuances, and settlements, net line in the table above. They are the primary reason for the increase in the Level 3 assets in fiscal 2011. Various alternative investments are subject to initial one-year lock-up restrictions with monthly or quarterly redemption requirements that include a specified notice period in order to liquidate. As such, these alternative investments are categorized as

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 assets in fiscal 2011. In fiscal 2012 these lock-up restrictions expired and the alternative investments were transferred to Level 2.

Multiemployer Plans

We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). Approximately 48% of our employees are covered by CBAs, of which approximately 13% of our employees who are covered by CBAs that have expired and another 27% are covered by CBAs that expire within one year. As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.
A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: (a) an increase in our contribution rate to the applicable CBA, (b) a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP and/or (c) a reduction in the benefits to be paid to future and/or current retirees. In addition, the PPA requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.
We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the MEPPs' unfunded vested benefits. We believe that certain of the MEPP's in which we participate have material unfunded vested benefits. Primarily as a result of the Smurfit-Stone Acquisition, our share of the contributions to some of these plans did exceed 5% of total plan contributions for certain plan years. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows. At September 30, 2012 and 2011 we had a withdrawal liability recorded of $3.9 million and $3.9 million, respectively, in connection with the Smurfit-Stone Acquisition.

The following table lists our participation in our multiemployer and other plans for the years ended September 30 that are individually significant (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (a)			Surcharge imposed?	Expiration CBA
		2012	2011		2012	2011	2010
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Yes-Implemented	$3.6	$1.8	$0.6	Yes	9/30/11 to 6/2/2015
Other Funds					6.2	2.8	1.2
Total Contributions:					$9.8	$4.6	$1.8

(a)
Contributions represent the amounts contributed to the plan during the fiscal year. Contributions to the Pace Industry Union-Management Pension Fund for fiscal 2010 did not exceed 5% of total plan contributions; however, our contributions for fiscal

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 exceeded 5% of total plan contributions. The increase was primarily due to contributions related to locations acquired as part of the Smurfit-Stone Acquisition. Although the plan data for fiscal 2012 is not yet available, we would expect to continue to exceed 5% of total plan contributions.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover all of our salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Due primarily to acquisitions, we have had plans with varied terms, at September 30, 2012 the company contributions are generally up to 3% to 4%. During fiscal 2012, 2011, and 2010, we recorded expense of $31.8 million, $20.3 million, and $12.3 million, respectively, related to the 401(k) plans and defined contribution plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based section was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in certain 401(k) plans in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. In addition, amounts are contributed for certain executives whose participation in our pension plans is limited or excluded. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations (the “Obligations”), and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and eligible bonus. We match $0.50 on the dollar of the amount contributed by participants in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in United States dollars. The amount recorded for both the asset and liability was approximately $6.9 million and $8.7 million respectively, at September 30, 2012. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives you would find available under 401(k) plans. The recorded expense for the current fiscal year and the preceding two fiscal years was not significant.

Note 14.	Shareholders’ Equity

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended, allows for the repurchase of a total of 6.0 million shares of Common Stock. Pursuant to our repurchase plan, in fiscal 2012 and 2011, we did not repurchase any shares of Common Stock. In fiscal 2010 we repurchased approximately 0.1 million shares for an aggregate cost of $3.6 million. As of September 30, 2012, we had approximately 1.8 million shares of Common Stock available for repurchase under the amended repurchase plan.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Share-Based Compensation

Stock-based Compensation Plan

We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our Amended and Restated 2004 Incentive Stock Plan (“2004 Incentive Stock Plan”). We also have options and restricted stock outstanding under our preexisting 2000 Incentive Stock Plan. We also maintain an employee stock purchase plan that provides for the purchase of shares by all of our eligible employees at a 15% discount.

Our 2004 Incentive Stock Plan allows for the granting of options and restricted stock, stock appreciation rights and restricted stock units to certain key employees and directors for the issuance of approximately 7.9 million shares of Common Stock, including 3.3 million shares our board of directors authorized and our shareholders approved in fiscal 2012. As of September 30, 2012, approximately 3.3 million shares were available for the future grant of awards. If all adjustable share restricted stock awards achieve the maximum adjustment of target, approximately 0.7 million additional shares would be issued and reduce the number of shares available for future grant by the same amount.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The shares available for issuance, and stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of our Common Stock and options and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the merger agreement. Future grants under this plan will be exclusive to legacy Smurfit-Stone employees who continue employment with RockTenn. The number of shares available under this plan upon conversion was approximately 4.0 million shares. As of September 30, 2012, approximately 2.6 million shares were available for future grants; however, we have determined that we will not make any more grants of awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan. If all adjustable share restricted stock awards achieve the maximum adjustment of target, less than approximately 0.1 million additional shares would be issued and reduce the number of shares available for future grant by the same amount.

Our results of operations for the fiscal years ended September 30, 2012, 2011, and 2010 include share-based compensation expense of $29.2 million, $21.4 million and $16.0 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $11.1 million, $8.2 million and $6.0 million, for the fiscal years ended September 30, 2012, 2011, and 2010, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $10.0 million and $4.3 million were included in cash used for financing activities in fiscal 2012 and 2010, respectively. There were no excess tax benefits recognized in fiscal 2011 as we were in a net operating loss carryforward position. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2012, 2011, and 2010 was $17.3 million, $34.9 million and $5.7 million, respectively.

Stock Options

Options granted under our plans have an exercise price equal to the closing market price on the date of the grant, vest in increments over a period of up to five years and have 10-year contractual terms. Our option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that future grants, other than circumstances such as death and disability, will include a provision requiring a change of control and termination of employment to accelerate vesting.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods:

	2012	2011	2010
Expected term in years	5.3	5.2	5.0
Expected volatility	47.3%	46.5%	48.2%
Risk-free interest rate	0.8%	2.1%	2.3%
Dividend yield	1.4%	1.4%	1.4%

As part of the Smurfit-Stone Acquisition, outstanding options to purchase Smurfit-Stone common stock under the Smurfit-Stone equity incentive plan were assumed by RockTenn and converted into a vested option to purchase RockTenn Common Stock in fiscal 2011 based on an equity award exchange ratio. We issued 1,314,251 vested options that were valued at $42.89 per share using the Black-Scholes option pricing model which resulted in the inclusion of $56.4 million in the Smurfit-Stone Acquisition purchase price. The significant assumptions used were: an expected term of 3.5 years; an expected volatility of 48.8%; expected dividends of 1.4%; and a risk free rate of 1.1%.

The table below summarizes the changes in all stock options during the year ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2011	1,532,103	$36.35
Granted	255,250	63.38
Exercised	(402,684)	33.95
Expired	(9,800)	18.86
Forfeited	(32,900)	61.24
Outstanding at September 30, 2012	1,341,969	$41.73	6.4	$40.9
Exercisable at September 30, 2012	812,377	$30.99	5.1	$33.5
Vested and expected to vest at September 30, 2012	1,306,107	$42.17	6.4	$39.2

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2012, 2011, and 2010 was $23.81, $41.09, and $16.81 per share, respectively. The increase in the grant date fair value in fiscal 2011 was due to the replacement shares issued in connection with the Smurfit-Stone Acquisition discussed above. The aggregate intrinsic value of options exercised during the years ended September 30, 2012, 2011, and 2010 was $13.5 million, $31.7 million, and $5.6 million, respectively.

As of September 30, 2012, there was $4.7 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.9 years. We amortize these costs using the accelerated attribution method.

Restricted Stock and Restricted Stock Units

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Our non-employee directors awards have a service condition. The vesting provisions for our employees may vary from grant to grant, however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, certain increases in earnings per share, achievement of certain stock price targets, achievement of various financial targets, or percentage return on common stock or annual average return over capital costs compared to our Peer Group (as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The grants generally vest over a period of three years depending on the nature of the vesting provisions, except for non-employee director grants, which vest over one year. Our grants provide for

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that future grants, other than circumstances such as death and disability, will include a provision requiring a change of control and termination of employment to accelerate vesting.

Our grants to our non-employee directors are treated as issued and carry dividend and voting rights, certain of our other restricted stock awards issued prior to fiscal 2010 that had met all criteria other than service conditions were treated as issued and carried dividend and voting rights. At September 30, 2012 and September 30, 2011, shares of restricted stock of less than 0.1 million and 0.4 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

The table below summarizes the changes in unvested restricted stock awards during the year ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2011	1,005,343	$41.95
Granted	410,250	63.28
Vested	(495,368)	28.72
Forfeited	(57,550)	59.04
Unvested at September 30, 2012	862,675	$58.66

There was approximately $36.3 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2012 that will be recognized over a weighted average remaining vesting period of 1.4 years.

The following table represents a summary of restricted stock vested in fiscal 2012, 2011, and 2010 (in millions, except shares):

	2012	2011	2010
Shares of restricted stock vested	495,368	420,596	361,552
Aggregate fair value of restricted stock vested	$33.6	$28.0	$16.9

The following table represents a summary of restricted stock shares granted in fiscal 2012, 2011, and 2010 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry dividend and voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2012	2011	2010
Shares of restricted stock granted to non-employee directors(1)	20,700	20,155	22,000
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target(2)	—	173,028	50,400
Shares granted with a service condition and a Cash Flow to Equity Ratio performance condition at target(3)	389,550	262,775	254,450
Total restricted stock granted	410,250	455,958	326,850
_______________

(1)
Non-employee director grants vest over one year and are deemed issued on the grant date and have voting and dividend rights. Also includes converted restricted stock units held by the Smurfit-Stone directors who served on the RockTenn board of directors in fiscal 2011.

(2)
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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
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

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, as amended and restated (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. The Plan allows for the purchase of a total of approximately 4.3 million shares of Common Stock. During fiscal 2012, 2011, and 2010, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the Plan. We recognized $0.6 million, $0.5 million, and $0.4 million of expense for fiscal 2012, 2011, and 2010, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2012, approximately 0.8 million shares of Common Stock remained available for purchase under the Plan.

Note 16.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2012, 2011, and 2010 were approximately $353.3 million, $156.6 million, and $107.5 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2012 and 2011 was $38.5 million and $29.8 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 17.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2012, total approximately $22.5 million.

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

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers.  The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as the “Boiler MACT”. The EPA also published notice in March 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. The Agency stayed a portion of the final Boiler MACT during its reconsideration process; however, this stay was vacated by a federal district court on January 9, 2012. On December 23, 2011, the EPA published a proposed rule containing multiple changes to the Boiler MACT rules issued in March 2011. While certain changes made in the December 23, 2011 proposed rule would provide additional flexibility, others would impose more stringent requirements on some types of boilers, such as those that burn pulverized coal and wet biomass. RockTenn's preliminary estimate of the cost of compliance with the Boiler MACT rules is approximately $200 million; however, the EPA has indicated its intention to make further changes to these rules that could materially impact the ultimate costs to us, as well as other

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operators in our industry. As a result, neither the amount that RockTenn will be required to spend for compliance with the final Boiler MACT nor the timing of those expenditures can be quantified with certainty until the EPA issues its revised, final rules.

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

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation (“NOV”) from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are vigorously defending ourselves in this matter. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceeding, lawsuit or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

In March 2012, we became aware that one of our facilities in Pennsylvania had been improperly collecting and reporting wastewater discharge data.  We promptly reported this matter to the Pennsylvania Department of Environmental Protection (“PaDEP”).  During March 2012, we also received data indicating that the facility's wastewater discharge was not in conformance with certain permitted discharge limitations.  We immediately discontinued operations at the facility and reported the data to PaDEP.  We have since restarted operations at the facility in a manner that complies with the facility's discharge permits.  The PaDEP has advised us that we met the PaDEP's voluntary audit policy; therefore, we believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows.

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

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone's Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations, but we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows.

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

As of September 30, 2012, we had approximately $4.5 million reserved for environmental liabilities on an undiscounted basis, of which $2.6 million is included in other long-term liabilities and $1.9 million in other current liabilities. We believe the liability for these matters was adequately reserved at September 30, 2012.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone's discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney's fees. The defendants' motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages of discovery, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

We have made the following guarantees as of September 30, 2012:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment.  At September 30, 2012, the maximum potential amount of future payments related to these guarantees was approximately $8 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired interests in unconsolidated entities for which we guarantee less than $4 million in debt, primarily for bank loans; and

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2015. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at September 30, 2012, which would result in a purchase price of approximately 54% of our partner’s net equity reflected on Seven Hills’ September 30, 2012 balance sheet.

Note 18.	Segment Information

Our business segments comprise the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills, consumer packaging converting operations and merchandising display facilities; and Recycling, which consists of our recycled fiber brokerage and collection operations.

Some of our operations included in the segments are located in Canada, Mexico, Chile, Argentina, Puerto Rico and China. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2012	2011	2010
Foreign net sales to unaffiliated customers	$1,238.6	$639.0	$267.9
Foreign segment income	$48.7	$62.1	$32.9
Foreign long-lived assets	$496.7	$513.1	$96.8
Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	13.5%	11.8%	8.9%
Foreign segment income	6.8%	11.7%	7.9%
Foreign long-lived assets	8.9%	9.3%	7.7%

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

We do not allocate some of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2012	2011	2010
Net sales (aggregate):
Corrugated Packaging	$6,171.2	$2,768.7	$800.6
Consumer Packaging	2,557.5	2,359.8	2,132.9
Recycling	1,228.8	585.9	150.6
Total	$9,957.5	$5,714.4	$3,084.1
Less net sales (intersegment):
Corrugated Packaging	$121.6	$81.7	$37.3
Consumer Packaging	25.2	23.5	13.0
Recycling	603.1	209.6	32.4
Total	$749.9	$314.8	$82.7
Net sales (unaffiliated customers):
Corrugated Packaging	$6,049.6	$2,687.0	$763.3
Consumer Packaging	2,532.3	2,336.3	2,119.9
Recycling	625.7	376.3	118.2
Total	$9,207.6	$5,399.6	$3,001.4
Segment income:
Corrugated Packaging	$364.0	$241.7	$143.5
Consumer Packaging	347.2	275.2	290.5
Recycling	7.1	14.8	9.0
Segment income	718.3	531.7	443.0
Restructuring and other costs, net	(75.2)	(93.3)	(7.4)
Non-allocated expenses	(109.7)	(79.5)	(62.0)
Interest expense	(119.7)	(88.9)	(75.5)
Loss on extinguishment of debt	(25.9)	(39.5)	(2.8)
Interest income and other income (expense), net	1.3	(15.0)	0.1
Income before income taxes	$389.1	$215.5	$295.4

Identifiable assets:
Corrugated Packaging	$8,300.4	$8,159.0	$1,146.7
Consumer Packaging	1,755.4	1,731.9	1,610.1
Recycling	248.9	308.3	32.3
Assets held for sale	9.6	31.9	3.2
Corporate	372.8	334.9	122.6
Total	$10,687.1	$10,566.0	$2,914.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2012	2011	2010
Goodwill:
Corrugated Packaging	$1,449.1	$1,428.3	$393.0
Consumer Packaging	363.3	359.8	355.6
Recycling	52.9	51.3	0.2
Total	$1,865.3	$1,839.4	$748.8

Depreciation, depletion and amortization:
Corrugated Packaging	$411.0	$164.1	$48.2
Consumer Packaging	96.4	91.8	88.3
Recycling	13.4	5.0	1.2
Corporate	13.5	17.4	9.7
Total	$534.3	$278.3	$147.4

Capital expenditures:
Corrugated Packaging	$327.8	$74.3	$6.7
Consumer Packaging	83.7	106.3	91.0
Recycling	10.3	14.0	4.8
Corporate	30.6	4.8	3.7
Total	$452.4	$199.4	$106.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2012, 2011, and 2010 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Recycling	Total
Balance as of October 1, 2009
Goodwill	$392.8	$386.2	$0.2	$779.2
Accumulated impairment losses	—	(42.8)	—	(42.8)
	392.8	343.4	0.2	736.4
Goodwill acquired	—	10.8	—	10.8
Translation adjustment	0.2	1.4	—	1.6
Balance as of September 30, 2010
Goodwill	393.0	398.4	0.2	791.6
Accumulated impairment losses	—	(42.8)	—	(42.8)
	393.0	355.6	0.2	748.8
Goodwill acquired	1,035.4	5.1	51.1	1,091.6
Translation adjustment	(0.1)	(0.9)	—	(1.0)
Balance as of September 30, 2011
Goodwill	1,428.3	402.6	51.3	1,882.2
Accumulated impairment losses	—	(42.8)	—	(42.8)
	1,428.3	359.8	51.3	1,839.4
Goodwill acquired	33.5	—	—	33.5
Purchase price allocation adjustments	(13.2)	0.7	1.6	(10.9)
Translation adjustment	0.5	2.8	—	3.3
Balance as of September 30, 2012
Goodwill	1,449.1	406.1	52.9	1,908.1
Accumulated impairment losses	—	(42.8)	—	(42.8)
	$1,449.1	$363.3	$52.9	$1,865.3

The goodwill acquired in fiscal 2012 was associated with the GMI and Mid South Acquisitions. The goodwill acquired in fiscal 2011 was associated with the Smurfit-Stone Acquisition. We finalized the Smurfit-Stone purchase price allocation in fiscal 2012.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Financial Results by Quarter (Unaudited)

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,267.7	$2,282.9	$2,303.2	$2,353.8
Gross profit	392.2	360.8	359.8	419.9
Restructuring and other costs, net	10.3	28.1	13.7	23.1
Loss on extinguishment of debt	—	(19.5)	(0.1)	(6.3)
Income before income taxes	124.4	53.3	90.6	120.8
Consolidated net income	76.8	32.7	59.3	83.4
Net income attributable to Rock-Tenn Company shareholders	76.7	31.9	58.2	82.3
Basic earnings per share attributable to Rock-Tenn Company shareholders	1.08	0.45	0.82	1.15
Diluted earnings per share attributable to Rock-Tenn Company shareholders	1.06	0.44	0.81	1.14

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$761.1	$792.9	$1,382.1	$2,463.5
Gross profit	178.8	166.3	212.4	434.4
Restructuring and other costs, net	0.6	6.3	55.5	30.9
Loss on extinguishment of debt	—	—	(39.5)	—
Income (loss) before income taxes	78.6	55.8	(46.0)	127.1
Consolidated net income (loss)	51.3	38.3	(28.4)	84.8
Net income (loss) attributable to Rock-Tenn Company shareholders	50.3	37.0	(30.1)	83.9
Basic earnings (loss) per share attributable to Rock-Tenn Company shareholders	1.29	0.94	(0.60)	1.18
Diluted earnings (loss) per share attributable to Rock-Tenn Company shareholders	1.27	0.92	(0.60)	1.17
_______________

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share. Income before income taxes in the fourth quarter of fiscal 2012 financial results by quarter (unaudited) table is impacted by $18.2 million received in connection with the termination and settlement of a paperboard supply agreement, net of legal fees in the period. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $0.16 per share in the fourth quarter of fiscal 2012 in connection with the settlement.

The third and fourth quarter of fiscal 2011 basic and diluted earnings per share attributable to Rock-Tenn Company shareholders was impacted by the May 27, 2011 issuance of approximately 31.0 million shares of RockTenn common stock as part of the purchase consideration in the Smurfit-Stone Acquisition. The fiscal 2011 financial results by quarter (unaudited) table is impacted by certain expenses associated with the Smurfit-Stone Acquisition. In the third quarter of fiscal 2011, Gross profit and Income (loss) before income taxes includes $55.4 million of acquisition inventory step-up expense in our Corrugated Packaging segment. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were decreased approximately $0.69 per share in the third quarter of fiscal 2011 in connection with the inventory step-up expense.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2012, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 21, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control Over Financial Reporting section of the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2012 of Rock-Tenn Company, and our report dated November 21, 2012, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 21, 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2012 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2012.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in our proxy statement for the annual meeting of our shareholders to be held on January 25, 2013.

JAMES A. RUBRIGHT,
Chairman of the Board and
Chief Executive Officer

STEVEN C. VOORHEES,
Executive Vice President,
Chief Financial Officer and Chief Administrative Officer
November 21, 2012

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 7, 2012, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 7, 2012. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information in the sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election — Term Expiring 2016,” “Incumbent Directors — Term Expiring 2015,” “Incumbent Directors — Term Expiring 2014,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” in the section under the heading “Executive Officers” entitled “Identification of Executive Officers,” and in the section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, which will be filed on or before December 31, 2012, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information in the sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” in the sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report,” and in the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, which will be filed on or before December 31, 2012, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and in the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, which will be filed on or before December 31, 2012, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and in the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, which will be filed on or before December 31, 2012, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2013, which will be filed on or before December 31, 2012, is incorporated herein by reference.

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

ROCK-TENN COMPANY

Dated:	November 21, 2012	By:	/s/ JAMES A. RUBRIGHT
James A. Rubright
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. RUBRIGHT	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 21, 2012
James A. Rubright

/s/ STEVEN C. VOORHEES	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	November 21, 2012
Steven C. Voorhees

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 21, 2012
A. Stephen Meadows

/s/ TIMOTHY J. BERNLOHR	Director	November 21, 2012
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 21, 2012
J. Powell Brown

/s/ ROBERT M. CHAPMAN	Director	November 21, 2012
Robert M. Chapman

/s/ TERRELL K. CREWS	Director	November 21, 2012
Terrell K. Crews

/s/ ROBERT B. CURREY	Director	November 21, 2012
Robert B. Currey

/s/ RUSSELL M. CURREY	Director	November 21, 2012
Russell M. Currey

/s/ G. STEPHEN FELKER	Director	November 21, 2012
G. Stephen Felker

/s/ LAWRENCE L. GELLERSTEDT, III	Director	November 21, 2012
Lawrence L. Gellerstedt, III

/s/ RALPH F. HAKE	Director	November 21, 2012
Ralph F. Hake

/s/ JOHN W. SPIEGEL	Director	November 21, 2012
John W. Spiegel

Signature	Title	Date

/s/ BETTINA M. WHYTE	Director	November 21, 2012
Bettina M. Whyte

[THIS PAGE INTENTIONALLY LEFT BLANK]

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	—
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

3.3	—
Articles of Amendment to the Registrant’s Restated and Amended Articles of Incorporation effective February 2, 1995 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000).

3.4	—	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

3.5	—	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

4.1	—
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
Fourth Amended and Restated Credit and Security Agreement, dated as of May 27, 2011, among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Lenders and Co-Agents from time to time party hereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and as Funding Agent (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 27, 2011).

Exhibit Number		Description of Exhibits

4.16	—
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

4.17	—
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

4.18	—
Amendment No. 3 dated as of September 27, 2012, among Rock-Tenn Company (“RockTenn”), as borrower, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada, as Canadian borrower (together with RockTenn, the “Borrowers”), certain subsidiaries of RockTenn party thereto, the lenders party thereto, as lenders (the “Lenders”), Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Lenders, and Bank of America, N.A., as Canadian administrative agent for the Lenders, to the Credit Agreement dated as of May 27, 2011, as amended by Amendment No. 1 dated as of December 2, 2011 and Amendment No. 2 dated as of March 30, 2012, by and among the Borrowers, certain subsidiaries of RockTenn from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for such lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 4, 2012).

4.19	—
Indenture, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 2, 2012).

4.20	—
Registration Rights Agreement, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on October 2, 2012).

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

Exhibit Number		Description of Exhibits

*10.11	—
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

Exhibit Number		Description of Exhibits

*10.26	—
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

*10.28	—	Amendment No. 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.29	—	Amendment No. 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.30	—
First Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of October 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.31	—
Rock-Tenn Company Supplemental Executive Retirement Plan Amended and Restated Effective as of October 27, 2011(incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.32	—
Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan Effective as of January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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