Form 10-Q
period 2012-12-31
Rock-Tenn CO
filed 2013-02-08
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 25, 2013
Class A Common Stock, $0.01 par value	71,840,118

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2012	2011
Net sales	$2,287.1	$2,267.7
Cost of goods sold	1,877.6	1,875.5
Gross profit	409.5	392.2
Selling, general and administrative expenses	223.0	225.9
Restructuring and other costs, net	16.1	10.3
Operating profit	170.4	156.0
Interest expense	(29.1)	(32.7)
Loss on extinguishment of debt	(0.2)	—
Interest income and other income, net	—	0.4
Equity in income of unconsolidated entities	0.6	0.7
Income before income taxes	141.7	124.4
Income tax expense	(54.8)	(47.6)
Consolidated net income	86.9	76.8
Less: Net income attributable to noncontrolling interests	(0.9)	(0.1)
Net income attributable to Rock-Tenn Company shareholders	$86.0	$76.7

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.20	$1.08

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.18	$1.06

Cash dividends paid per share	$0.45	$0.20

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2012	2011
Consolidated net income	$86.9	$76.8
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(2.1)	7.0
Derivatives:
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	0.8
Defined benefit pension plans:
Amortization of net actuarial loss, included in pension cost	6.0	3.2
Amortization of prior service cost, included in pension cost	0.1	0.1
Other comprehensive income	4.0	11.1
Comprehensive income	90.9	87.9
Less: Comprehensive income attributable to noncontrolling interests	(1.0)	(0.2)
Comprehensive income attributable to Rock-Tenn Company shareholders	$89.9	$87.7

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31.0	$37.2
Restricted cash	11.3	40.6
Accounts receivable (net of allowances of $27.3 and $26.9)	1,000.7	1,075.6
Inventories	910.1	861.9
Other current assets	171.9	174.5
Total current assets	2,125.0	2,189.8
Property, plant and equipment at cost:
Land and buildings	1,209.1	1,207.7
Machinery and equipment	6,180.0	6,121.7
Transportation equipment	14.0	13.6
Leasehold improvements	20.3	20.0
	7,423.4	7,363.0
Less accumulated depreciation and amortization	(1,854.8)	(1,751.6)
Net property, plant and equipment	5,568.6	5,611.4
Goodwill	1,864.9	1,865.3
Intangibles, net	772.3	795.1
Other assets	211.3	225.5
	$10,542.1	$10,687.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$87.4	$261.3
Accounts payable	677.5	708.9
Accrued compensation and benefits	184.9	211.4
Other current liabilities	216.3	226.7
Total current liabilities	1,166.1	1,408.3
Long-term debt due after one year	3,163.8	3,151.2
Pension liabilities, net of current portion	1,469.9	1,493.1
Postretirement benefit liabilities, net of current portion	152.1	154.2
Deferred income taxes	930.5	888.8
Other long-term liabilities	179.3	173.9
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	11.2	11.4
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 71,797,419 and 70,884,002 shares outstanding at December 31, 2012 and September 30, 2012, respectively	0.7	0.7
Capital in excess of par value	2,821.5	2,810.8
Retained earnings	1,143.1	1,094.7
Accumulated other comprehensive loss	(496.6)	(500.5)
Total Rock-Tenn Company shareholders’ equity	3,468.7	3,405.7
Noncontrolling interests	0.5	0.5
Total equity	3,469.2	3,406.2
	$10,542.1	$10,687.1
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2012	2011
Operating activities:
Consolidated net income	$86.9	$76.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	138.1	132.7
Deferred income tax expense	50.2	42.9
Share-based compensation expense	6.8	5.3
Loss on extinguishment of debt	0.2	—
Loss (gain) on disposal of plant, equipment and other, net	0.7	(0.6)
Equity in income of unconsolidated entities	(0.6)	(0.7)
Settlement of interest rate swaps	—	(2.8)
Pension and other postretirement funding more than expense	(12.8)	(68.2)
Impairment adjustments and other non-cash items	2.7	1.6
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	74.7	132.2
Inventories	(49.2)	(69.4)
Other assets	11.0	(10.9)
Accounts payable	(31.8)	(56.8)
Income taxes	(8.3)	8.3
Accrued liabilities and other	8.9	(45.3)
Net cash provided by operating activities	277.5	145.1
Investing activities:
Capital expenditures	(92.0)	(81.6)
Cash paid for purchase of business, net of cash acquired	—	(87.5)
Investment in unconsolidated entities	—	(1.6)
Return of capital from unconsolidated entities	0.4	0.7
Proceeds from sale of property, plant and equipment	2.6	11.7
Net cash used for investing activities	(89.0)	(158.3)
Financing activities:
Additions to revolving credit facilities	31.8	104.4
Repayments of revolving credit facilities	(14.5)	(39.9)
Additions to debt	150.1	26.0
Repayments of debt	(326.9)	(63.3)
Debt issuance costs	(1.3)	(0.8)
Issuances of common stock, net of related minimum tax withholdings	(4.8)	2.0
Excess tax benefits from share-based compensation	4.4	—
Repayments to unconsolidated entity	—	(0.5)
Cash dividends paid to shareholders	(32.1)	(14.1)
Cash distributions paid to noncontrolling interests	(1.3)	—
Net cash (used for) provided by financing activities	(194.6)	13.8
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.3)
Decrease in cash and cash equivalents	(6.2)	(0.7)
Cash and cash equivalents at beginning of period	37.2	41.7
Cash and cash equivalents at end of period	$31.0	$41.0

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$8.4	$(3.6)
Interest, net of amounts capitalized	9.3	23.6

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2012
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2012 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Fiscal 2012 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of income for the three months ended December 31, 2012 and December 31, 2011, our comprehensive income for the three months ended December 31, 2012 and December 31, 2011, our financial position at December 31, 2012 and September 30, 2012, and our cash flows for the three months ended December 31, 2012 and December 31, 2011.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2012 Form 10-K. The results for the three months ended December 31, 2012 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amends certain provisions in ASC 210 “Balance Sheet”. Subsequently in January 2013 the FASB issued ASU 2013-01 which amends the scope of ASU 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which amends certain provisions in ASC 220 “Comprehensive Income”. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012 (January 1, 2013 for us). The adoption of these provisions did not have a material impact on our consolidated financial statements.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2012 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2012	$3,405.7	$0.5	$3,406.2
Net income	86.0	—	86.0
Other comprehensive income, net of tax	3.9	—	3.9
Income tax benefit from share-based plans	4.1	—	4.1
Compensation expense under share-based plans	6.8	—	6.8
Cash dividends declared (per share - $0.45)(2)	(33.0)	—	(33.0)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(4.8)	—	(4.8)
Balance at December 31, 2012	$3,468.7	$0.5	$3,469.2

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)
Includes cash dividends paid and dividends declared but unpaid related to the Smurfit-Stone Plan of Reorganization and Confirmation Order as a result of the acquisition of Smurfit-Stone Container Corporation (“Smurfit-Stone Acquisition”).

Cash dividends for the three months ended December 31, 2012 includes the acceleration of the February 2013 dividend into the first quarter of fiscal 2013.

Other Comprehensive Income

The net of tax components of other comprehensive income were determined using effective tax rates of approximately 39% for the three months ended December 31, 2012 and December 31, 2011. Foreign currency translation gains and losses deferred into other comprehensive income for the three months ended December 31, 2012 and December 31, 2011 were primarily due to the change in the Canadian/U.S. dollar exchange rates. There were no foreign currency reclassification adjustments for the three months ended December 31, 2012 and December 31, 2011. Other comprehensive income includes reclassification adjustments related to our defined benefit pension plans for the amortization of actuarial losses and prior service costs. There were no actuarial gains, losses or prior service costs for our defined benefit pension plans arising during the period deferred into other comprehensive income for the three months ended December 31, 2012 and December 31, 2011.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended
	December 31,
	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$86.0	$76.7
Less: Distributed and undistributed income available to participating securities	—	(0.4)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$86.0	$76.3
Denominator:
Basic weighted average shares outstanding	71.7	70.8
Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.20	$1.08

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$86.0	$76.7
Less: Distributed and undistributed income available to participating securities	—	(0.4)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$86.0	$76.3
Denominator:
Basic weighted average shares outstanding	71.7	70.8
Effect of dilutive stock options and non-participating securities	1.0	0.9
Diluted weighted average shares outstanding	72.7	71.7
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.18	$1.06

Weighted average shares includes approximately 0.2 million and 0.7 million of reserved, but unissued shares at December 31, 2012 and December 31, 2011, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.3 million common shares in the three months ended December 31, 2012 were not included in computing diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.2 million common shares in the three months ended December 31, 2011 were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group (“GMI”). We have made joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased our tax basis in the underlying assets acquired. The purchase price was approximately $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $39.5 million of customer relationship intangible assets, $25.0 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes as a result of the Code section 338(h)(10) elections.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $16.1 million and $10.3 million for the three months ended December 31, 2012 and December 31, 2011, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell, prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we also generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table below in the “Expected Total” lines until incurred. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant's assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months ended December 31, 2012 and December 31, 2011, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$2.8	$3.9	$0.6	$1.0	$0.1	$8.4
	Prior Year Qtr.	(0.4)	2.6	0.9	0.8	0.1	4.0
	Cumulative	36.7	22.8	5.2	7.7	5.5	77.9
	Expected Total	36.7	22.8	9.5	11.7	5.6	86.3
Consumer Packaging(c)	Current Qtr.	—	—	—	0.1	—	0.1
	Prior Year Qtr.	(0.6)	(0.1)	0.2	0.1	—	(0.4)
	Cumulative	0.8	3.4	1.6	0.8	0.9	7.5
	Expected Total	0.8	3.4	1.6	1.0	0.9	7.7
Recycling(d)	Current Qtr.	—	0.2	—	0.1	0.1	0.4
	Prior Year Qtr.	—	—	—	—	—	—
	Cumulative	1.6	0.5	—	0.5	0.5	3.1
	Expected Total	1.6	0.5	0.1	0.6	0.5	3.3
Other(e)	Current Qtr.	—	—	—	—	7.2	7.2
	Prior Year Qtr.	—	—	—	—	6.7	6.7
	Cumulative	—	—	—	—	102.2	102.2
	Expected Total	—	—	—	—	102.2	102.2
Total	Current Qtr.	$2.8	$4.1	$0.6	$1.2	$7.4	$16.1
	Prior Year Qtr.	$(1.0)	$2.5	$1.1	$0.9	$6.8	$10.3
	Cumulative	$39.1	$26.7	$6.8	$9.0	$109.1	$190.7
	Expected Total	$39.1	$26.7	$11.2	$13.3	$109.2	$199.5

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

(a)
We have defined “Net property, plant and equipment” as used in this Note 6 as property, plant and equipment, impairment losses, subsequent adjustments to fair value for assets classified as held for sale, and subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment current quarter charges primarily reflect charges from the announced closure of two corrugated container plants acquired in the Smurfit-Stone Acquisition and on-going closure costs at previously closed facilities including the Matane, Quebec containerboard mill. The prior year quarter charges primarily reflect the closure of a corrugated container plant acquired in the Smurfit-Stone Acquisition and on-going closure costs at previously closed facilities. The cumulative charges primarily reflect charges associated with the closure of fifteen corrugated container plants acquired in the Smurfit-Stone Acquisition, the closure of the Matane, Quebec containerboard mill, charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition, and gains or losses associated with the sale of closed facilities and idled assets. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment current quarter charges primarily reflect charges associated with the on-going closure costs for previously closed facilities. The prior year activity primarily reflects the gain on sale of our Milwaukee, WI folding carton facility and on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect closure costs associated with a folding carton facility, four interior packaging plants following a fiscal 2010 acquisition, the Columbus, IN laminated paperboard converting operation, and gains or losses associated with the sale of closed facilities and idled assets.

(d)
The Recycling segment current quarter charges primarily reflect charges associated with the closure of a collection facility. The cumulative charges primarily reflect the charges associated with the closure of seven collection facilities acquired in the Smurfit-Stone Acquisition and certain costs for two other collections facilities previously closed.

(e)
The expenses in the “Other Costs” column primarily reflect costs incurred primarily as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses / (Income)	Total
Current Qtr.	$0.1	$7.1	$—	$7.2
Prior Year Qtr.	0.4	6.9	(0.6)	6.7

Acquisition expenses include expenses associated with acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities the precise amount expected to be incurred has not been quantified above. We expect integration activities to continue into fiscal 2013.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended
	December 31,
	2012	2011
Accrual at beginning of fiscal year	$22.7	$26.7
Additional accruals	3.9	3.7
Payments	(4.4)	(6.3)
Adjustment to accruals	2.3	—
Accrual at December 31,	$24.5	$24.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	Three Months Ended
	December 31,
	2012	2011
Additional accruals and adjustments to accruals (see table above)	$6.2	$3.7
Acquisition expenses	0.1	0.4
Integration expenses	5.2	5.0
Net property, plant and equipment	2.8	(1.0)
Severance and other employee costs	—	0.7
Equipment relocation	0.6	1.1
Facility carrying costs	1.2	0.9
Other	—	(0.5)
Total restructuring and other costs, net	$16.1	$10.3

Note 7.	Income Taxes

The effective tax rate for the three months ended December 31, 2012 was approximately 38.7% and the effective tax rate for the three months ended December 31, 2011 was approximately 38.3%. The effective rate for the three months ended December 31, 2012 was different than the statutory rate primarily due to the impact of state taxes, a remeasurement of deferred taxes required as a result of tax legislation enacted in California and the expiration of statutes of limitations related to an unrecognized tax benefit which allowed for the release of a reserve during the current quarter. The effective tax rates for the three months ended December 31, 2011 were different than the statutory rate primarily due to the impact of state taxes, including state tax rate changes on deferred balances.

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. Since LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and spare parts inventories and certain inventoried supplies. Inventories were as follows (in millions):

	December 31, 2012	September 30, 2012
Finished goods and work in process	$349.5	$325.4
Raw materials	410.7	372.7
Spare parts and supplies	201.1	197.1
Inventories at FIFO cost	961.3	895.2
LIFO reserve	(51.2)	(33.3)
Net inventories	$910.1	$861.9

Note 9.	Debt

At December 31, 2012, our Credit Facility and our 5.625% notes due March 2013 (“March 2013 Notes”), our 4.45% senior notes due March 2019 (“March 2019 Notes”), our 3.50% senior notes due March 2020 (“March 2020 Notes”), our 4.90% senior notes due March 2022 (“March 2022 Notes”) and our 4.00% senior notes due March 2023 (“March 2023 Notes”) were unsecured. For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2012 Form 10-K.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following were individual components of debt (in millions):

	December 31, 2012	September 30, 2012
5.625% notes due March 2013	$80.5	$80.6
4.45% notes due March 2019	349.7	349.7
3.50% notes due March 2020	347.2	347.1
4.90% notes due March 2022	399.3	399.3
4.00% notes due March 2023	346.4	346.3
Term loan facility(a)	947.5	1,222.6
Revolving credit and swing facilities(a)	257.7	242.3
Receivables-backed financing facility(b)	509.0	410.0
Other debt	13.9	14.6
Total debt	3,251.2	3,412.5
Less current portion of debt	87.4	261.3
Long-term debt due after one year	$3,163.8	$3,151.2

A portion of the debt classified as long-term, which includes the term loan, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and are in compliance with all of our covenants at December 31, 2012.

(a)
On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. In December 2012, in connection with the amendment of our receivables-backed financing facility (the “Receivables Facility”) we prepaid the next eight quarters of our term loan facility (through December 2014) with borrowings under our Receivables Facility, our revolving credit facility and available cash. At December 31, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $64.1 million and the application of our maximum leverage ratio, were approximately $1.178 billion.

(b)
On December 21, 2012, we amended and increased our Receivables Facility to $700.0 million, extended the maturity date to December 18, 2015, and amended among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.02% and 1.34% as of December 31, 2012 and September 30, 2012, respectively. The commitment fee for this facility was 0.25% and 0.30% as of December 31, 2012 and September 30, 2012, respectively. At December 31, 2012 and September 30, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $655.0 million and $464.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2012 was approximately $842.2 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. Other than our pension and postretirement assets and liabilities disclosed in our Fiscal 2012 Form 10-K and the fair value of our long-term debt disclosed below, the fair value of these items is not significant.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	December 31, 2012		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$80.5	$81.2	$80.6	$81.7
March 2019 Notes(1)	349.7	377.5	349.7	376.6
March 2020 Notes(1)	347.2	353.4	347.1	356.3
March 2022 Notes(1)	399.3	429.4	399.3	434.0
March 2023 Notes(1)	346.4	351.8	346.3	357.7
Term loan facilities(2)	947.5	947.5	1,222.6	1,222.6
Revolving credit and swing facilities(2)	257.7	257.7	242.3	242.3
Receivables-backed financing facility(2)	509.0	509.0	410.0	410.0
Other debt(2)(3)	13.9	14.4	14.6	15.4
Total debt	$3,251.2	$3,321.9	$3,412.5	$3,496.6

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2012 and December 31, 2011, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Retirement Plans

We have defined benefit pension plans and other postretirement plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a Supplemental Executive Retirement Plan (“SERP”) and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

benefits in excess of those offered in our principal pension plan. For more information regarding our retirement plans see “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2012 Form 10-K.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2012	2011
Service cost	$9.6	$8.0
Interest cost	50.5	54.9
Expected return on plan assets	(62.9)	(55.3)
Amortization of net actuarial loss	10.2	5.1
Amortization of prior service cost	0.2	0.2
Settlement loss recognized	0.3	—
Company defined benefit plan expense	7.9	12.9
Multiemployer and other plans	1.8	1.9
Net pension cost	$9.7	$14.8

During the three months ended December 31, 2012, we contributed an aggregate of $19.0 million to our qualified defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $186 million in fiscal 2013 to our qualified defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $80.6 million to our qualified defined benefit pension plans in the three months ended December 31, 2011.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended
	December 31,
	2012	2011
Service cost	$0.4	$0.5
Interest cost	1.6	2.1
Postretirement plan expense	$2.0	$2.6

During the three months ended December 31, 2012, we contributed an aggregate of $3.7 million to our postretirement benefit plans. During the three months ended December 31, 2011, we contributed an aggregate of 3.1 million to our postretirement benefit plans.

Note 12.	Share-Based Compensation

Stock Options

The aggregate intrinsic value of options exercised during the three months ended December 31, 2012 and December 31, 2011 was $5.4 million and $0.8 million, respectively. The table below summarizes the changes in all stock options during the three months ended December 31, 2012:

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2012	1,341,969	$41.73
Granted	—	—
Exercised	(134,414)	31.72
Forfeited	(17,700)	62.91
Outstanding at December 31, 2012	1,189,855	$42.54	6.4	$32.6
Exercisable at December 31, 2012	678,513	$30.87	5.0	$26.5
Restricted Stock

The aggregate fair value of restricted stock that vested during the three months ended December 31, 2012 and December 31, 2011 was $26.6 million and $0.2 million, respectively. Our grants to our non-employee directors are treated as issued and carry dividend and voting rights.

The table below summarizes the changes in unvested restricted stock awards during the three months ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2012	862,675	$58.66
Granted(1)	120,293	42.76
Vested	(379,843)	43.69
Forfeited	(27,950)	62.91
Unvested at December 31, 2012 (2)	575,175	$65.02

(1)
During the first quarter of fiscal 2013, certain restricted shares granted in the second quarter of fiscal 2010 achieved the respective performance condition based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter) at 150% of target. This achievement resulted in the issuance and vesting of an additional 120,293 shares in the first quarter of fiscal 2013.

(2)
Target awards, net of subsequent forfeitures, granted in fiscal 2012 and 2011 were 341,675 and 233,500 shares, respectively. These awards may be increased up to 200% of target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

For additional information about our share-based payment awards, refer to “Note 15. Share-Based Compensation” of the Notes to Consolidated Financial Statements section of the Fiscal 2012 Form 10-K.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as the “Boiler MACT”. The EPA also published notice in March 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The final Boiler MACT reconsideration rules will become effective April 1, 2013, and regulated facilities will have three years to comply. The Boiler MACT reconsideration rules include certain adjustments based on the EPA's review of existing and new data provided after the March 2011 standards were issued. These adjustments include carbon monoxide emission limits that better reflect the variability in these emissions from industrial boilers, increased flexibility in compliance monitoring, and the replacement of numeric dioxin emission limits with work practice standards. Although we are at an early stage of the engineering work to refine our compliance solutions, we preliminarily estimate our cost of compliance with the final Boiler MACT rules will be approximately $100 million; however, we are still evaluating the impacts of the adjustments to the final Boiler MACT rules on our regulated boilers and will refine this estimate once our engineering evaluations have been completed. We expect that we will incur the majority of the capital in fiscal 2015 and 2016.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases (“GHGs”). These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources to be phased in over the next several years. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, on November 18, 2009, Quebec, which is participating in the Western Climate Initiative, adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require capital expenditures to modify certain assets at our containerboard mill in Quebec to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and greenhouse gas standards, the EPA has recently finalized a number of other environmental rules, which may impact the pulp and paper industry. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance, capital expenditure requirements and operating costs could increase materially.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

As of December 31, 2012, we had approximately $5.2 million reserved for environmental liabilities, of which $2.7 million is included in other long-term liabilities and $2.5 million in other current liabilities. We believe the liability for these matters was adequately reserved at December 31, 2012.

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

We have made the following guarantees as of December 31, 2012:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment. At December 31, 2012, the maximum potential amount of future payments related to the guarantee was approximately $8 million, which decreases ratably over the life of the contract.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

In the event the guarantee on the contract was called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired unconsolidated entities for which we guarantee approximately $3 million in debt, primarily for bank loans; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2015. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at December 31, 2012, which would result in a purchase price of approximately 56% of our partner’s net equity reflected on Seven Hills’ December 31, 2012 balance sheet.

Note 14.	Segment Information

Our business segments comprise the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills, consumer packaging converting operations and merchandising display facilities; and Recycling, which consists of our recycled fiber brokerage and collection operations.

We do not allocate some of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income. The following table shows selected operating data for our segments (in millions):

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Three Months Ended
	December 31,
	2012	2011
Net sales (aggregate):
Corrugated Packaging	$1,589.9	$1,522.8
Consumer Packaging	611.3	620.4
Recycling	251.8	329.4
Total	$2,453.0	$2,472.6
Less net sales (intersegment):
Corrugated Packaging	$28.2	$32.3
Consumer Packaging	6.4	7.6
Recycling	131.3	165.0
Total	$165.9	$204.9
Net sales (unaffiliated customers):
Corrugated Packaging	$1,561.7	$1,490.5
Consumer Packaging	604.9	612.8
Recycling	120.5	164.4
Total	$2,287.1	$2,267.7
Segment income:
Corrugated Packaging	$137.8	$109.3
Consumer Packaging	66.5	80.3
Recycling	4.3	3.5
Segment income	208.6	193.1
Restructuring and other costs, net	(16.1)	(10.3)
Non-allocated expenses	(21.5)	(26.1)
Interest expense	(29.1)	(32.7)
Loss on extinguishment of debt	(0.2)	—
Interest income and other income, net	—	0.4
Income before income taxes	141.7	124.4
Income tax expense	(54.8)	(47.6)
Consolidated net income	86.9	76.8
Less: Net income attributable to noncontrolling interests	(0.9)	(0.1)
Net income attributable to Rock-Tenn Company shareholders	$86.0	$76.7

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company's March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes (together, “Guaranteed Notes”) each are fully and unconditionally guaranteed on a joint and several basis by certain of our 100% owned domestic subsidiaries (collectively referred to as the “Guarantor Subsidiaries”). The total assets, stockholders' equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The consolidated subsidiaries of the Company that are not guarantors of the Guaranteed Notes (the “Non-Guarantor Subsidiaries”) include: foreign operations in Canada, Mexico, Chile, Argentina, Puerto Rico and China, certain non-operating U.S. subsidiaries and Joint Ventures not 100% owned.
In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including Rock-Tenn Company (the “Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include Condensed Consolidating Balance Sheets as of December 31, 2012 and September 30, 2012 and the Condensed Consolidating Statements of Income and Cash Flows for each of the three months ended December 31, 2012 and December 31, 2011.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.1)	$2,062.5	$406.1	$(181.4)	$2,287.1
Cost of goods sold	—	1,679.5	339.1	(141.0)	1,877.6
Gross profit	(0.1)	383.0	67.0	(40.4)	409.5
Selling, general and administrative expenses	—	195.4	27.6	—	223.0
Restructuring and other costs, net	0.1	12.4	3.6	—	16.1
Operating profit	(0.2)	175.2	35.8	(40.4)	170.4
Interest expense	(26.4)	(11.8)	(7.1)	16.2	(29.1)
Loss on extinguishment of debt	—	—	(0.2)	—	(0.2)
Interest income and other income (expense), net	12.7	(37.0)	0.1	24.2	—
Equity in income of unconsolidated entities	—	0.6	—	—	0.6
Equity in income of consolidated entities	94.5	7.4	—	(101.9)	—
Income before income taxes	80.6	134.4	28.6	(101.9)	141.7
Income tax benefit (expense)	5.4	(50.5)	(9.7)	—	(54.8)
Consolidated net income	86.0	83.9	18.9	(101.9)	86.9
Less: Net income attributable to noncontrolling interests	—	(0.7)	(0.2)	—	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$86.0	$83.2	$18.7	$(101.9)	$86.0
Comprehensive income attributable to Rock-Tenn Company shareholders	$89.9	$87.4	$16.9	$(104.3)	$89.9

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2011
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$0.1	$2,030.6	$409.8	$(172.8)	$2,267.7
Cost of goods sold	—	1,662.5	346.1	(133.1)	1,875.5
Gross profit	0.1	368.1	63.7	(39.7)	392.2
Selling, general and administrative expenses	0.7	193.2	32.0	—	225.9
Restructuring and other costs, net	0.3	10.2	(0.2)	—	10.3
Operating profit	(0.9)	164.7	31.9	(39.7)	156.0
Interest expense	(28.5)	(14.9)	(6.8)	17.5	(32.7)
Interest income and other income (expense), net	15.6	(37.9)	0.5	22.2	0.4
Equity in income of unconsolidated entities	—	0.7	—	—	0.7
Equity in income of consolidated entities	85.3	3.9	—	(89.2)	—
Income before income taxes	71.5	116.5	25.6	(89.2)	124.4
Income tax benefit (expense)	5.2	(43.9)	(8.9)	—	(47.6)
Consolidated net income	76.7	72.6	16.7	(89.2)	76.8
Less: Net (income) loss attributable to noncontrolling interests	—	(0.3)	0.2	—	(0.1)
Net income attributable to Rock-Tenn Company shareholders	$76.7	$72.3	$16.9	$(89.2)	$76.7
Comprehensive income attributable to Rock-Tenn Company shareholders	$87.7	$81.2	$23.9	$(105.1)	$87.7

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$13.6	$0.3	$17.1	$—	$31.0
Restricted cash	11.3	—	—	—	11.3
Accounts receivable, net	0.3	90.2	972.7	(62.5)	1,000.7
Inventories	—	741.9	168.2	—	910.1
Other current assets	6.2	142.7	29.2	(6.2)	171.9
Intercompany receivables	583.1	1,138.0	141.2	(1,862.3)	—
Total current assets	614.5	2,113.1	1,328.4	(1,931.0)	2,125.0
Net property, plant and equipment	—	5,073.5	495.1	—	5,568.6
Goodwill	—	1,761.4	103.5	—	1,864.9
Intangibles, net	—	760.4	11.9	—	772.3
Intercompany notes receivable	768.8	189.7	—	(958.5)	—
Investments in consolidated subsidiaries	5,729.6	368.6	—	(6,098.2)	—
Other assets	41.1	109.9	60.3	—	211.3
	$7,154.0	$10,376.6	$1,999.2	$(8,987.7)	$10,542.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$80.6	$—	$6.8	$—	$87.4
Accounts payable	—	627.6	112.4	(62.5)	677.5
Accrued compensation and benefits	—	152.1	32.8	—	184.9
Other current liabilities	33.4	156.5	32.6	(6.2)	216.3
Intercompany payables	1,049.9	724.5	87.9	(1,862.3)	—
Total current liabilities	1,163.9	1,660.7	272.5	(1,931.0)	1,166.1
Long-term debt due after one year	2,409.6	—	754.2	—	3,163.8
Intercompany notes payable	109.3	674.5	174.7	(958.5)	—
Pension liabilities, net of current portion	—	1,276.8	193.1	—	1,469.9
Postretirement benefit liabilities, net of current portion	—	100.8	51.3	—	152.1
Deferred income taxes	—	903.3	27.2	—	930.5
Other long-term liabilities	2.5	173.2	3.6	—	179.3
Redeemable noncontrolling interests	—	7.2	4.0	—	11.2
Total Rock-Tenn Company shareholders' equity	3,468.7	5,579.6	518.6	(6,098.2)	3,468.7
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	3,468.7	5,580.1	518.6	(6,098.2)	3,469.2
	$7,154.0	$10,376.6	$1,999.2	$(8,987.7)	$10,542.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$37.2	$—	$37.2
Restricted cash	40.6	—	—	—	40.6
Accounts receivable, net	—	110.5	1,026.6	(61.5)	1,075.6
Inventories	—	700.1	161.8	—	861.9
Other current assets	33.2	142.8	25.7	(27.2)	174.5
Intercompany receivables	396.8	793.1	148.2	(1,338.1)	—
Total current assets	470.6	1,746.5	1,399.5	(1,426.8)	2,189.8
Net property, plant and equipment	—	5,102.9	508.5	—	5,611.4
Goodwill	—	1,761.4	103.9	—	1,865.3
Intangibles, net	—	782.9	12.2	—	795.1
Intercompany notes receivable	768.0	403.3	0.7	(1,172.0)	—
Investments in consolidated subsidiaries	5,642.3	365.8	—	(6,008.1)	—
Other assets	42.9	123.6	59.0	—	225.5
	$6,923.8	$10,286.4	$2,083.8	$(8,606.9)	$10,687.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$202.9	$—	$58.4	$—	$261.3
Accounts payable	—	642.4	128.0	(61.5)	708.9
Accrued compensation and benefits	—	178.2	33.2	—	211.4
Other current liabilities	43.7	160.7	49.5	(27.2)	226.7
Intercompany payables	602.4	658.0	77.7	(1,338.1)	—
Total current liabilities	849.0	1,639.3	346.8	(1,426.8)	1,408.3
Long-term debt due after one year	2,555.7	—	595.5	—	3,151.2
Intercompany notes payable	109.3	733.9	328.8	(1,172.0)	—
Pension liabilities, net of current portion	—	1,283.0	210.1	—	1,493.1
Postretirement benefit liabilities, net of current portion	—	102.1	52.1	—	154.2
Deferred income taxes	—	861.3	27.5	—	888.8
Other long-term liabilities	4.1	166.5	3.3	—	173.9
Redeemable noncontrolling interests	—	7.5	3.9	—	11.4
Total Rock-Tenn Company shareholders' equity	3,405.7	5,492.3	515.8	(6,008.1)	3,405.7
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	3,405.7	5,492.8	515.8	(6,008.1)	3,406.2
	$6,923.8	$10,286.4	$2,083.8	$(8,606.9)	$10,687.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$59.5	$205.2	$26.4	$(13.6)	$277.5
Investing activities:
Capital expenditures	—	(88.0)	(4.0)	—	(92.0)
Return of capital from unconsolidated entities	—	0.4	—	—	0.4
Proceeds from sale of property, plant and equipment	—	2.5	0.1	—	2.6
Intercompany notes issued	(1.0)	—	—	1.0	—
Intercompany notes proceeds	—	154.2	—	(154.2)	—
Net cash (used for) provided by investing activities	(1.0)	69.1	(3.9)	(153.2)	(89.0)
Financing activities:
Additions to revolving credit facilities	19.5	—	12.3	—	31.8
Repayments of revolving credit facilities	(13.0)	—	(1.5)	—	(14.5)
Additions to debt	—	—	150.1	—	150.1
Repayments of debt	(275.1)	—	(51.8)	—	(326.9)
Debt issuance costs	(0.6)	—	(0.7)	—	(1.3)
Issuances of common stock, net of related minimum tax withholdings	(4.8)	—	—	—	(4.8)
Excess tax benefits from share-based compensation	—	4.4	—	—	4.4
Advances from (repayments to) consolidated entities	261.2	(278.4)	17.2	—	—
Cash dividends paid to shareholders	(32.1)	—	—	—	(32.1)
Cash distributions paid to noncontrolling interests	—	—	(1.3)	—	(1.3)
Intercompany notes borrowing	—	—	1.0	(1.0)	—
Intercompany notes payments	—	—	(154.2)	154.2	—
Intercompany dividends	—	—	(13.6)	13.6	—
Net cash used for financing activities	(44.9)	(274.0)	(42.5)	166.8	(194.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	13.6	0.3	(20.1)	—	(6.2)
Cash and cash equivalents at beginning of period	—	—	37.2	—	37.2
Cash and cash equivalents at end of period	$13.6	$0.3	$17.1	$—	$31.0

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2011
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash (used for) provided by operating activities	$(6.8)	$48.1	$116.8	$(13.0)	$145.1
Investing activities:
Capital expenditures	—	(78.9)	(2.7)	—	(81.6)
Cash paid for purchase of business, net of cash acquired	(87.5)	—	—	—	(87.5)
Investment in unconsolidated entities	—	(1.6)	—	—	(1.6)
Return of capital from unconsolidated entities	—	0.7	—	—	0.7
Proceeds from sale of property, plant and equipment	—	9.4	2.3	—	11.7
Intercompany notes issued	(0.5)	—	—	0.5	—
Intercompany notes proceeds	13.5	87.0	—	(100.5)	—
Net cash (used for) provided by investing activities	(74.5)	16.6	(0.4)	(100.0)	(158.3)
Financing activities:
Additions to revolving credit facilities	83.9	—	20.5	—	104.4
Repayments of revolving credit facilities	(19.5)	—	(20.4)	—	(39.9)
Additions to debt	—	—	26.0	—	26.0
Repayments of debt	(1.9)	(17.7)	(43.7)	—	(63.3)
Debt issuance costs	(0.8)	—	—	—	(0.8)
Issuances of common stock, net of related minimum tax withholdings	2.0	—	—	—	2.0
Advances from (repayments to) consolidated entities	44.8	(49.3)	4.5	—	—
Repayments to unconsolidated entity	—	(0.5)	—	—	(0.5)
Cash dividends paid to shareholders	(14.1)	—	—	—	(14.1)
Intercompany notes borrowing	—	—	0.5	(0.5)	—
Intercompany notes payments	—	—	(100.5)	100.5	—
Intercompany dividends	—	—	(13.0)	13.0	—
Net cash provided by (used for) financing activities	94.4	(67.5)	(126.1)	113.0	13.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.3)	—	(1.3)
Increase (decrease) in cash and cash equivalents	13.1	(2.8)	(11.0)	—	(0.7)
Cash and cash equivalents at beginning of period	—	3.6	38.1	—	41.7
Cash and cash equivalents at end of period	$13.1	$0.8	$27.1	$—	$41.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2012, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are part of our Fiscal 2012 Form 10-K. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments.

Overview

Net sales of $2,287.1 million for the first quarter of fiscal 2013 increased $19.4 million, or 0.9% over the first quarter of fiscal 2012, primarily as a result of increased containerboard and corrugated boxes and sheet selling prices partially offset by generally lower prices in our Consumer Packaging and Recycling segments. Total segment income increased $15.5 million or 8.0% to $208.6 million in the first quarter of fiscal 2013 compared to the prior year quarter primarily as a result of increased net sales, decreased recycled fiber and energy costs partially offset by a $16.0 million increase in amortization of major maintenance outage expense in our containerboard mills, $12.6 million earnings reduction at our Hodge, LA mill primarily driven by higher start-up costs and lost production following last year's major capital investment and increased virgin fiber, chemical and freight costs.

In the first quarter of fiscal 2013, Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense (as hereinafter defined) was $200.0 million. See our reconciliations of the non-GAAP measures adjusted earnings per diluted share, adjusted net income and cash generated for Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense in the “Non-GAAP Financial Measures” section below.

Net income, before adjustments, among other things, for restructuring and loss on extinguishment of debt in the first quarter of fiscal 2013 was $86.0 million compared to $76.7 million in the first quarter of last year. Adjusted net income (as hereinafter defined) in the first quarter of fiscal 2013 increased $12.9 million over the first quarter of last year to $98.1 million.

Adjusted earnings per diluted share (as hereinafter defined in the “Non-GAAP Financial Measures” section below) are as follows:

	Three Months Ended
	December 31,
	2012	2011
Earnings per diluted share	$1.18	$1.06

Restructuring and other costs and operating losses and transition costs due to plant closures	0.17	0.12

Adjusted earnings per diluted share	$1.35	$1.18

Our restructuring and other costs and operating losses and transition costs due to plant closures in the first quarter of fiscal 2013 were $0.17 per diluted share and consisted primarily of $7.1 million of pre-tax integration costs, $11.2 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants.

The first quarter of fiscal 2012, restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest were $0.12 per diluted share and consisted primarily of $7.3 million of pre-tax of integration and acquisition costs that primarily consisted of professional services, employee and other costs; and $5.2 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants.

We discuss the restructuring charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	$2,267.7	$2,282.9	$2,303.2	$2,353.8	$9,207.6
Fiscal 2013	$2,287.1
% Change	0.9%

Net sales in the first quarter of fiscal 2013 increased $19.4 million compared to the first quarter of fiscal 2012 primarily as a result of increased containerboard and corrugated boxes and sheet selling prices partially offset by generally lower prices in our Consumer Packaging and Recycling segments.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	$1,875.5	$1,922.1	$1,943.4	$1,933.9	$7,674.9
(% of Net Sales)	82.7%	84.2%	84.4%	82.2%	83.4%

Fiscal 2013	$1,877.6
(% of Net Sales)	82.1%

Cost of goods sold as a percentage of net sales decreased in the first quarter of fiscal 2013 compared to the prior year first quarter primarily as a result of decreased recycled fiber and energy costs partially offset by a $16.0 million increase in amortization of major maintenance outage expense in our containerboard mills, increased costs at our Hodge, LA mill primarily driven by higher start-up costs and lost production following last year's major capital investment and increased virgin fiber and chemical costs. Aggregate fiber and energy costs decreased $14, and $4 per ton, respectively, while chemical costs increased $4 per ton.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	$225.9	$229.6	$229.6	$242.4	$927.5
(% of Net Sales)	10.0%	10.1%	10.0%	10.3%	10.1%

Fiscal 2013	$223.0
(% of Net Sales)	9.8%

Selling, general and administrative expenses decreased $2.9 million in the first quarter of fiscal 2013 compared to the prior year period primarily due to decreased compensation and benefit costs.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $16.1 million and $10.3 million in the first quarter of fiscal 2013 and 2012, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the first quarter of fiscal 2013 decreased to $29.1 million from $32.7 million for the same quarter last year and included amortization of deferred financing costs of $2.5 million compared to $2.8 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.0 million, lower average interest rates decreased interest expense by approximately $2.3 million and deferred financing costs decreased $0.3 million.

Provision for Income Taxes

We recorded income tax expense of $54.8 million for the three months ended December 31, 2012 compared to an income tax expense of $47.6 million for the three months ended December 31, 2011. The effective tax rate for the three months ended December 31, 2012 was approximately 38.7%. The effective tax rate for the three months ended December 31, 2011 was approximately 38.3%. We expect our effective tax rate for the full year to be approximately 37% to 38%. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Third Quarter	1,545.2	73.4	4.8
Fourth Quarter	1,597.3	112.6	7.0
Fiscal 2012	$6,171.2	$364.0	5.9%

First Quarter Fiscal 2013	$1,589.9	$137.8	8.7%

References to Containerboard in the Corrugated Packaging shipments and production tables include kraft paper and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively.

Corrugated Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Corrugated Containers Shipments - BSF	19.0	19.1	19.5	19.7	77.3
Corrugated Containers Per Shipping Day - MMSF	317.2	298.3	309.3	313.0	309.3

Containerboard	1,832.0	1,695.9	1,722.9	1,859.1	7,109.9
Pulp	75.0	61.5	73.8	77.0	287.3
Bleached Linerboard	29.3	28.5	32.3	31.0	121.1
Total Tons	1,936.3	1,785.9	1,829.0	1,967.1	7,518.3

Fiscal 2013
Corrugated Containers Shipments - BSF	19.2
Corrugated Containers Per Shipping Day - MMSF	314.1

Containerboard	1,816.6
Pulp	73.4
Bleached Linerboard	30.2
Total Tons	1,920.2

Corrugated Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Containerboard	1,843.5	1,736.5	1,676.4	1,852.1	7,108.5
Pulp	77.9	58.1	75.5	75.4	286.9
Bleached Linerboard	27.7	27.1	30.8	33.8	119.4
Total Tons	1,949.1	1,821.7	1,782.7	1,961.3	7,514.8

Fiscal 2013
Containerboard	1,837.8
Pulp	74.0
Bleached Linerboard	26.2
Total Tons	1,938.0

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $67.1 million in the first quarter of fiscal 2013 compared to the prior year quarter primarily due to increased corrugated selling prices and corrugated container volumes partially offset by decreased containerboard volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2013 increased $28.5 million to $137.8 million compared to $109.3 million in the prior year first quarter. The increase in segment income was primarily a result of increased net sales partially offset by a $16.0 million increase in amortization of major maintenance outage expense in our containerboard mills and a $12.6 million earnings reduction at our Hodge, LA mill primarily driven by higher start-up costs and lost production following last year's major capital investment. Additionally, at our mills, fiber costs decreased approximately $24.5 million or $13 per ton, energy costs decreased approximately $10.3 million or $5 per ton, chemical costs increased $8.3 million or $4 per ton and freight expense increased $5.8 million in the segment.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Third Quarter	628.9	83.7	13.3
Fourth Quarter	660.6	98.8	15.0
Fiscal 2012	$2,557.5	$347.2	13.6%

First Quarter Fiscal 2013	$611.3	$66.5	10.9%

References to Recycled paperboard in the Consumer Packaging shipments and production tables include coated and specialty paperboard, including gypsum paperboard liner tons produced by Seven Hills and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.1	5.2	20.5
Consumer Packaging Converting Per Shipping Day - MMSF	83.5	81.0	80.6	83.1	82.0

Recycled Paperboard	222.8	236.8	231.8	237.9	929.3
Bleached Paperboard	83.8	87.4	91.5	90.3	353.0
Pulp	24.9	25.1	24.3	21.9	96.2
Total Tons	331.5	349.3	347.6	350.1	1,378.5

Fiscal 2013
Consumer Packaging Converting Shipments - BSF	4.9
Consumer Packaging Converting Per Shipping Day - MMSF	81.0

Recycled Paperboard	231.5
Bleached Paperboard	87.6
Pulp	26.7
Total Tons	345.8

Consumer Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Recycled Paperboard	227.3	234.6	234.1	239.0	935.0
Bleached Paperboard	87.5	85.6	87.9	91.0	352.0
Pulp	27.0	25.1	26.4	26.6	105.1
Total Tons	341.8	345.3	348.4	356.6	1,392.1

Fiscal 2013
Recycled Paperboard	235.2
Bleached Paperboard	89.2
Pulp	27.9
Total Tons	352.3

Net Sales (Consumer Packaging Segment)

The 1.5% decrease in net sales for the Consumer Packaging segment for the first quarter of fiscal 2012 compared to the prior year first quarter was primarily due to generally lower selling prices across the segment and decreased converting volumes partially offset by increased mill volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2012 decreased $13.8 million compared to the prior year quarter primarily due to decreased net sales and increased virgin fiber and containerboard costs that were partially offset by lower recycled fiber costs. At our mills, virgin fiber costs increased $3.1 million, or $26 per ton and recycled fiber costs decreased approximately $10.7 million, or $51 per ton.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Third Quarter	338.9	2.2	0.6
Fourth Quarter	264.4	(2.8)	(1.1)
Fiscal 2012	$1,228.8	$7.1	0.6%

First Quarter Fiscal 2013	$251.8	$4.3	1.7%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	2,064.5	1,996.9	2,039.7	1,982.8	8,083.9
Fiscal 2013	1,945.0

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $77.6 million for the first quarter of fiscal 2013 compared to the prior year first quarter primarily due to lower selling prices and volumes.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment increased $0.8 million in the first quarter of fiscal 2013 compared to the prior year first quarter primarily due to cost structure improvements.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Cash and cash equivalents was $31.0 million at December 31, 2012, and $37.2 million at September 30, 2012. At December 31, 2012 and September 30, 2012, total debt was $3,251.2 million and $3,412.5 million, respectively. Net Debt (as hereinafter defined) decreased $155.1 million to $3,220.1 million at December 31, 2012 compared to $3,375.2 million at September 30, 2012. See our reconciliations of the non-GAAP measure Net Debt in the “Non-GAAP Financial Measures” section below. A portion of the debt classified as long-term, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2012. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt.

We may use interest rate swap instruments from time to time to manage our exposure to changes in interest rates on portions of our outstanding debt. At the inception of the swaps we usually designate such swaps as either cash flow hedges or fair value hedges of the interest rate exposure on an equivalent amount of our floating rate or fixed rate debt, respectively.

On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (“Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. There were no early termination penalties incurred. In December 2012, we prepaid the next eight quarters of our term loan facility (through December 2014) with borrowings under our Receivables Facility, our revolving credit facility and available cash.

On December 21, 2012, we amended and increased our receivables-backed financing facility (“Receivables Facility”) to $700.0 million, extended the maturity date of the Receivables Facility to December 18, 2015, and amended among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At December 31, 2012, we had $509.0 million of our $655.0 million maximum available borrowings outstanding under the Receivables Facility.

At December 31, 2012, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $64.1 million and the application of our maximum leverage ratio, were approximately $1.178 billion. Since the calculation of the maximum leverage ratio includes borrowings under our Receivables Facility, any incremental borrowings under that facility would reduce the remaining available borrowings under the Credit Facility.

At December 31, 2012 we had $80.5 million of debt outstanding related to the remaining balance of our 5.625% notes due March 2013. We expect to repay these notes from either cash flow from operations in fiscal 2013 or from borrowings under our credit facilities.

Cash Flow Activity

Net cash provided by operating activities during the three months ended December 31, 2012 and December 31, 2011 was $277.5 million and $145.1 million, respectively. The increase in the current year period is primarily due to decreased pension funding requirements in the three months ended December 31, 2012 as well as due to greater working capital requirements in the prior year period.

Net cash used for investing activities was $89.0 million during the three months ended December 31, 2012 compared to $158.3 million for the comparable period of the prior year. Net cash used for investing activities in the three months ended December 31, 2012 consisted primarily of $92.0 million of capital expenditures. Net cash used for investing activities for the three months ended December 31, 2011 consisted primarily $81.6 million of capital expenditures and $87.5 million paid for the purchase of businesses, primarily for the GMI acquisition. We estimate fiscal 2013 capital expenditures will be approximately $425 to $450 million primarily for the purchase and upgrading of machinery and equipment. It is possible that our capital expenditure assumptions may change, or we may decide to spend a different amount.

Net cash used for financing activities was $194.6 million during the three months ended December 31, 2012 compared to net cash provided by financing activities of $13.8 million in the same period last year. In the three months ended December 31, 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $159.5 million, cash dividends paid to shareholders of $32.1 million, including the acceleration of the February 2013 dividend. In the three months ended December 31, 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $27.2 million that was partially offset by cash dividends paid to shareholders of $14.1 million.

Based on current facts and assumptions, we expect our cash tax payments to be less than our income tax expense in each of fiscal 2013, 2014 and 2015 primarily due to accelerated depreciation deductions due to the American Taxpayer Relief Act of 2012 and the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010, the utilization of all or a portion of the federal and state net operating loss carryforwards, Cellulosic Biofuel Producer Credit carryforwards, and Alternative Minimum Tax Credit carryforwards. At December 31, 2012, the federal net operating losses, Cellulosic Biofuel Producer Credits, Alternative Minimum Tax Credits and other federal tax credits available to us aggregated approximately $355 million in future potential reductions of U.S. federal cash taxes. Based on our current projections, we expect to utilize these credits over the next three years. However, it is possible that our utilization may change due to changes in taxable income, changes in tax laws or tax rates, capital spending or other factors.

We made contributions of $19.0 million to our pension and supplemental retirement plans during the three months ended December 31, 2012. Based on current facts and assumptions, we anticipate contributing approximately $186 million to our qualified defined benefit pension plans in fiscal 2013. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In December 2012, our board of directors approved the acceleration of our February 2013 quarterly dividend of $0.225 per share into the first quarter of fiscal 2013, and in November 2012 we paid a quarterly dividend of $0.225 per share, indicating an annualized dividend of $0.90 per share in fiscal 2013 on our common stock.

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

Non-GAAP Financial Measures

We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define these non-GAAP financial measures, provide reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

	Three Months Ended
	December 31,
	2012	2011
Net income attributable to Rock-Tenn Company shareholders	$86.0	$76.7

Restructuring and other costs and operating losses and transition costs due to plant closures	12.0	8.3
Acquisition inventory step-up	—	0.2
Loss on extinguishment of debt	0.1	—

Adjusted net income	$98.1	$85.2

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	December 31, 2012	September 30, 2012
Current Portion of Debt	$87.4	$261.3
Long-Term Debt Due After One Year	3,163.8	3,151.2
	3,251.2	3,412.5
Less: Hedge Adjustments Resulting From Fair Value Interest Rate Derivatives or Swaps	(0.1)	(0.1)
	3,251.1	3,412.4
Less: Cash and Cash Equivalents	(31.0)	(37.2)
Net Debt	$3,220.1	$3,375.2

Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense

We also have defined the non-GAAP financial measure Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense to be the sum of the non-GAAP measure Net Debt Repayment and the following cash flow statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities and Pension and other postretirement funding more than expense.

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

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense using the various non-GAAP and GAAP measures referenced above (in millions) for the first quarter of fiscal 2013:

Net debt repayment	$155.1
Cash dividends paid to shareholders	32.1
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	—
Pension and postretirement funding more than expense	12.8
Cash generated for Net Debt repayment, dividends, acquisition / investments and pension in excess of expense	$200.0

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2013; our estimate that the fair value of our aggregate liability for outstanding indemnities, including those with respect to which there are no limitations, will be immaterial; our estimate of the cost of compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements; the amounts of our anticipated contributions to our qualified defined benefit pension plans in fiscal 2013; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; an annualized dividend rate of $0.90 per share in fiscal 2013 on our common stock; our anticipation that we will be able to fund our capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectation that we will repay our March 2013 Notes from cash flow from operations or borrowings under our credit facilities; that we expect our cash tax payments to be less than income tax expense in each of fiscal 2013, 2014 and 2015 primarily due to accelerated depreciation deductions due to the American Taxpayer Relief Act of 2012 and the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010, the utilization of all or a portion of the federal and state net operating loss carryforwards, Cellulosic Biofuel Producer Credit carryforwards and Alternative Minimum Tax Credit carryforwards, and our expectation that we will use these credits over the next three years; our estimates of approximate future reductions of U.S. federal cash taxes; and that it is possible that our expected cash tax payments may change due to changes in taxable income, changes in tax laws or tax rates, capital spending or other factors; our expectation that GMI Group goodwill will be amortizable for income tax purposes; our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2013.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or dispute resolutions on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our 2012 Annual Report on Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2012 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2012.

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

ROCK-TENN COMPANY
(Registrant)

Date:	February 8, 2013	By:	/s/ A. Stephen Meadows
A. Stephen Meadows
Chief Accounting Officer
(Principal Accounting and Financial Officer and duly authorized officer)

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

Exhibit 31.2	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by A. Stephen Meadows, Chief Accounting Officer of Rock-Tenn Company.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Definition Label Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James A. Rubright, Chairman of the Board and Chief Executive Officer of Rock-Tenn Company, and by A. Stephen Meadows, Chief Accounting Officer of Rock-Tenn Company.