Form 10-Q
period 2013-03-31
Rock-Tenn CO
filed 2013-05-03
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 26, 2013
Class A Common Stock, $0.01 par value	71,944,013

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$2,324.9	$2,282.9	$4,612.0	$4,550.6
Cost of goods sold	1,939.7	1,922.1	3,817.3	3,797.6
Gross profit	385.2	360.8	794.7	753.0
Selling, general and administrative expenses	237.4	229.6	460.4	455.5
Restructuring and other costs, net	12.4	28.1	28.5	38.4
Operating profit	135.4	103.1	305.8	259.1
Interest expense	(27.2)	(32.2)	(56.3)	(64.9)
Loss on extinguishment of debt	(0.1)	(19.5)	(0.3)	(19.5)
Interest income and other (expense) income, net	(0.1)	0.5	(0.1)	0.9
Equity in income of unconsolidated entities	1.1	1.4	1.7	2.1
Income before income taxes	109.1	53.3	250.8	177.7
Income tax benefit (expense)	216.5	(20.6)	161.7	(68.2)
Consolidated net income	325.6	32.7	412.5	109.5
Less: Net income attributable to noncontrolling interests	(0.9)	(0.8)	(1.8)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$324.7	$31.9	$410.7	$108.6

Basic earnings per share attributable to Rock-Tenn Company shareholders	$4.51	$0.45	$5.72	$1.52

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$4.45	$0.44	$5.64	$1.50

Cash dividends paid per share	$—	$0.20	$0.45	$0.40

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Consolidated net income	$325.6	$32.7	$412.5	$109.5
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(3.4)	7.2	(5.5)	14.2
Derivatives:
Deferred loss on cash flow hedges	—	(0.1)	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	0.6	—	1.4
Defined benefit pension plans:
Net actuarial gain arising during the period	0.8	—	0.8	—
Amortization of net actuarial loss, included in pension cost	6.4	3.4	12.4	6.6
Amortization of prior service cost, included in pension cost	0.1	0.1	0.2	0.2
Other	4.2	—	4.2	—
Other comprehensive income	8.1	11.2	12.1	22.3
Comprehensive income	333.7	43.9	424.6	131.8
Less: Comprehensive income attributable to noncontrolling interests	(1.3)	(1.2)	(2.3)	(1.4)
Comprehensive income attributable to Rock-Tenn Company shareholders	$332.4	$42.7	$422.3	$130.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51.3	$37.2
Restricted cash	9.3	40.6
Accounts receivable (net of allowances of $26.7 and $26.9)	1,067.4	1,075.6
Inventories	905.3	861.9
Other current assets	210.5	174.5
Total current assets	2,243.8	2,189.8
Property, plant and equipment at cost:
Land and buildings	1,206.9	1,207.7
Machinery and equipment	6,270.1	6,121.7
Transportation equipment	14.9	13.6
Leasehold improvements	23.4	20.0
	7,515.3	7,363.0
Less accumulated depreciation and amortization	(1,956.3)	(1,751.6)
Net property, plant and equipment	5,559.0	5,611.4
Goodwill	1,863.6	1,865.3
Intangibles, net	749.5	795.1
Other assets	228.7	225.5
	$10,644.6	$10,687.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$29.7	$261.3
Accounts payable	754.6	708.9
Accrued compensation and benefits	203.2	211.4
Other current liabilities	198.9	226.7
Total current liabilities	1,186.4	1,408.3
Long-term debt due after one year	3,149.3	3,151.2
Pension liabilities, net of current portion	1,424.7	1,493.1
Postretirement benefit liabilities, net of current portion	150.0	154.2
Deferred income taxes	727.0	888.8
Other long-term liabilities	174.2	173.9
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	11.5	11.4
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 71,933,296 and 70,884,002 shares outstanding at March 31, 2013 and September 30, 2012, respectively	0.7	0.7
Capital in excess of par value	2,841.8	2,810.8
Retained earnings	1,467.5	1,094.7
Accumulated other comprehensive loss	(488.9)	(500.5)
Total Rock-Tenn Company shareholders’ equity	3,821.1	3,405.7
Noncontrolling interests	0.4	0.5
Total equity	3,821.5	3,406.2
	$10,644.6	$10,687.1
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2013	2012
Operating activities:
Consolidated net income	$412.5	$109.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	277.3	265.3
Deferred income tax (benefit) expense	(168.7)	60.8
Share-based compensation expense	22.7	11.8
Loss on extinguishment of debt	0.3	19.5
Gain on disposal of plant, equipment and other, net	(5.5)	(6.0)
Equity in income of unconsolidated entities	(1.7)	(2.1)
Settlement of interest rate swaps	—	(2.8)
Pension and other postretirement funding more than expense	(42.5)	(108.2)
Impairment adjustments and other non-cash items	6.1	15.5
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	5.1	73.7
Inventories	(47.0)	(56.5)
Other assets	(34.7)	(32.7)
Accounts payable	35.0	(26.3)
Income taxes	(13.7)	15.5
Accrued liabilities and other	7.4	0.8
Net cash provided by operating activities	452.6	337.8
Investing activities:
Capital expenditures	(194.0)	(202.2)
Cash paid for purchase of business, net of cash acquired	—	(87.5)
Investment in unconsolidated entities	—	(1.7)
Return of capital from unconsolidated entities	0.6	1.1
Proceeds from sale of property, plant and equipment	7.3	32.6
Proceeds from property, plant and equipment insurance settlement	5.7	—
Net cash used for investing activities	(180.4)	(257.7)
Financing activities:
Proceeds from issuance of notes	—	748.9
Additions to revolving credit facilities	54.5	210.7
Repayments of revolving credit facilities	(51.8)	(80.9)
Additions to debt	195.2	283.0
Repayments of debt	(423.8)	(1,208.7)
Debt issuance costs	(1.6)	(5.7)
Debt extinguishment costs	(0.1)	(13.9)
Issuances of common stock, net of related minimum tax withholdings	(0.6)	(1.7)
Excess tax benefits from share-based compensation	4.2	7.9
Advances from unconsolidated entity	0.3	0.4
Cash dividends paid to shareholders	(32.1)	(28.2)
Cash distributions paid to noncontrolling interests	(2.3)	—
Net cash used for financing activities	(258.1)	(88.2)
Effect of exchange rate changes on cash and cash equivalents	—	1.3
Increase (decrease) in cash and cash equivalents	14.1	(6.8)
Cash and cash equivalents at beginning of period	37.2	41.7
Cash and cash equivalents at end of period	$51.3	$34.9

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$12.2	$(16.6)
Interest, net of amounts capitalized	52.0	60.1

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Period Ended March 31, 2013
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are one of North America’s leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the United States, Canada, Mexico, Chile, Argentina, Puerto Rico and China.

Note 1.	Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2012 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Fiscal 2012 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of income for the three and six months ended March 31, 2013 and March 31, 2012, our comprehensive income for the three and six months ended March 31, 2013 and March 31, 2012, our financial position at March 31, 2013 and September 30, 2012, and our cash flows for the six months ended March 31, 2013 and March 31, 2012.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2012 Form 10-K. The results for the three and six months ended March 31, 2013 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amends certain provisions in ASC 210 “Balance Sheet”. Subsequently in January 2013, the FASB issued ASU 2013-01 which amends the scope of ASU 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which amends certain provisions in ASC 220 “Comprehensive Income”. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income and to disclose additional information about changes in accumulated other comprehensive income. These provisions are effective for fiscal and interim periods beginning after December 15, 2012 (January 1, 2013 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters, Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU amends ASC 810 “Consolidation”, ASC 805 “Business Combinations” and ASC 830 “Foreign Currency” and clarifies the criteria that should be considered, such as the loss or acquisition of a controlling financial interest and whether the sale or transfer results in the complete or substantially complete liquidation of an entity, to determine the release of cumulative translation adjustments into net income upon derecognition of a subsidiary, equity method investment or a group of assets within a foreign entity. These provisions are effective for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for us). We do not expect that the adoption of these provision will have a material effect on our consolidated financial statements.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2013 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2012	$3,405.7	$0.5	$3,406.2
Net income	410.7	0.1	410.8
Other comprehensive income, net of tax	11.6	—	11.6
Income tax benefit from share-based plans	4.0	—	4.0
Compensation expense under share-based plans	22.7	—	22.7
Cash dividends declared (per share - $0.45)(2)	(33.0)	—	(33.0)
Cash distributions to noncontrolling interests	—	(0.2)	(0.2)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(0.6)	—	(0.6)
Balance at March 31, 2013	$3,821.1	$0.4	$3,821.5

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

Other Comprehensive Income

The net of tax components of other comprehensive income were determined using effective tax rates averaging approximately 38% to 39% for the three and six months ended March 31, 2013 and March 31, 2012. Foreign currency translation gains and losses deferred into other comprehensive income for the three and six months ended March 31, 2013 and March 31, 2012 were primarily due to the change in the Canadian/U.S. dollar exchange rates. There were no foreign currency reclassification adjustments for the three and six months ended March 31, 2013 and March 31, 2012. Defined benefit plan net actuarial gains arising during the three and six months ended March 31, 2013 pertain to the revaluation of one of our Canadian pension plans as a result of a plan curtailment. There were no actuarial gains, losses or prior service costs for our defined benefit pension plans arising during the period deferred into other comprehensive income for the three and six months ended March 31, 2012. Other defined benefit plan adjustments of $4.2 million for the three and six months ended March 31, 2013 pertain to the reversal of a tax valuation allowance related to our pension plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income by component:

	Three Months Ended			Six Months Ended
	March 31, 2013			March 31, 2013
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses(2)	$(10.2)	$4.0	$(6.2)	$(19.9)	$7.8	$(12.1)
Prior service costs (2)	(0.2)	0.1	(0.1)	(0.3)	0.1	(0.2)
Total reclassifications for the period (3)	$(10.4)	$4.1	$(6.3)	$(20.2)	$7.9	$(12.3)

(1)	Amounts in parentheses indicate debits to profit/loss. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

(3)	Year to date amount agrees to the reclassifications line item disclosed in the changes in accumulated other comprehensive income balances below.

The following table summarizes the changes in accumulated other comprehensive income by component for the six months ended March 31, 2013:

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2012	$(0.2)	$(547.8)	$47.5	$(500.5)
Other comprehensive income (loss) before reclassifications	—	5.0	(5.7)	(0.7)
Amounts reclassified from accumulated other comprehensive income	—	12.3	—	12.3
Net current period other comprehensive income (loss)	—	17.3	(5.7)	11.6
Balance at March 31, 2013	$(0.2)	$(530.5)	$41.8	$(488.9)

(1)     All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$324.7	$31.9	$410.7	$108.6
Less: Distributed and undistributed income available to participating securities	—	(0.2)	(0.1)	(0.6)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$324.7	$31.7	$410.6	$108.0
Denominator:
Basic weighted average shares outstanding	72.0	71.0	71.8	70.9
Basic earnings per share attributable to Rock-Tenn Company shareholders	$4.51	$0.45	$5.72	$1.52

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$324.7	$31.9	$410.7	$108.6
Less: Distributed and undistributed income available to participating securities	—	(0.2)	(0.1)	(0.6)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$324.7	$31.7	$410.6	$108.0
Denominator:
Basic weighted average shares outstanding	72.0	71.0	71.8	70.9
Effect of dilutive stock options and non-participating securities	0.9	0.9	1.0	0.9
Diluted weighted average shares outstanding	72.9	71.9	72.8	71.8
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$4.45	$0.44	$5.64	$1.50

Weighted average shares includes approximately 0.2 million and 0.7 million of reserved, but unissued shares at March 31, 2013 and March 31, 2012, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.1 million and 0.2 million common shares in the three and six months ended March 31, 2013 and 0.3 million and 0.2 million common shares in the three and six months ended March 31, 2012 were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI Group (“GMI”). We have made joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”) that increased our tax basis in the underlying assets acquired. The purchase price was approximately $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI’s operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

acquisition included $39.5 million of customer relationship intangible assets, $25.0 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes as a result of the Code section 338(h)(10) elections.

Mid South Packaging Acquisition

On June 22, 2012, we acquired the assets of Mid South Packaging LLC (“Mid South”), a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was approximately $32.1 million, net of a preliminary working capital settlement. No debt was assumed. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $9.9 million of customer relationship intangible assets and $8.5 million of goodwill. We are amortizing the customer relationship intangibles over 12.5 years years based on a straight-line basis because the pattern was not reliably determinable. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of Mid South. We expect the goodwill to be amortizable for income tax purposes.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $12.4 million and $28.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively and recorded pre-tax restructuring and other costs, net, of $28.5 million and $38.4 million for the six months ended March 31, 2013 and March 31, 2012, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and six months ended March 31, 2013 and March 31, 2012, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$1.0	$1.6	$1.1	$1.3	$—	$5.0
	YTD Fiscal 2013	3.8	5.5	1.7	2.3	0.1	13.4
	Prior Year Qtr.	6.3	5.8	0.8	1.6	4.8	19.3
	YTD Fiscal 2012	5.9	8.4	1.7	2.4	4.9	23.3
	Cumulative	37.7	24.4	6.3	9.1	5.6	83.1
	Expected Total	37.7	24.4	9.7	12.6	5.6	90.0
Consumer Packaging(c)	Current Qtr.	2.6	0.7	—	—	—	3.3
	YTD Fiscal 2013	2.6	0.7	—	0.1	—	3.4
	Prior Year Qtr.	(0.1)	0.1	0.3	(0.1)	(0.1)	0.1
	YTD Fiscal 2012	(0.7)	—	0.5	—	(0.1)	(0.3)
	Cumulative	3.3	4.0	1.6	0.9	0.9	10.7
	Expected Total	3.3	4.0	1.6	1.0	0.9	10.8
Recycling(d)	Current Qtr.	(0.7)	0.1	0.1	—	0.1	(0.4)
	YTD Fiscal 2013	(0.7)	0.3	0.1	0.1	0.2	—
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2012	—	—	—	—	—	—
	Cumulative	0.9	0.6	0.1	0.5	0.6	2.7
	Expected Total	0.9	0.6	0.1	0.5	0.6	2.7
Other(e)	Current Qtr.	—	—	—	—	4.5	4.5
	YTD Fiscal 2013	—	—	—	—	11.7	11.7
	Prior Year Qtr.	—	—	—	—	8.7	8.7
	YTD Fiscal 2012	—	—	—	—	15.4	15.4
	Cumulative	—	—	—	—	106.7	106.7
	Expected Total	—	—	—	—	106.7	106.7
Total	Current Qtr.	$2.9	$2.4	$1.2	$1.3	$4.6	$12.4
	YTD Fiscal 2013	$5.7	$6.5	$1.8	$2.5	$12.0	$28.5
	Prior Year Qtr.	$6.2	$5.9	$1.1	$1.5	$13.4	$28.1
	YTD Fiscal 2012	$5.2	$8.4	$2.2	$2.4	$20.2	$38.4
	Cumulative	$41.9	$29.0	$8.0	$10.5	$113.8	$203.2
	Expected Total	$41.9	$29.0	$11.4	$14.1	$113.8	$210.2

(a)
We have defined “Net property, plant and equipment” as used in this Note 6 as property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment current year charges primarily reflect the announced closure of three corrugated container plants acquired in the Smurfit-Stone Acquisition and on-going closure costs at previously closed facilities including the Matane, Quebec containerboard mill also acquired in the Smurfit-Stone Acquisition. The prior year charges primarily reflect the closure of the Matane, Quebec containerboard mill and three corrugated container plants acquired in the Smurfit-Stone Acquisition and on-going closure costs at previously closed facilities. The expenses in the “Other

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Costs” column in the prior year primarily represent an accrual for the repayment of an energy credit and site environmental closure activities at the Matane mill. The cumulative charges primarily reflect charges associated with the announced closure of sixteen corrugated container plants acquired in the Smurfit-Stone Acquisition, the closure of the Matane, Quebec containerboard mill, charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities and idled assets. We have transferred a substantial portion of each closed facility’s production to our other facilities.

(c)
The Consumer Packaging segment current year charges primarily reflect charges from the announced closures of a converting facility and on-going closure costs for previously closed facilities. The prior year activity primarily reflects the gain on sale of our Milwaukee, WI folding carton facility and on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect closure costs associated with a converting facility, a folding carton facility, four interior packaging plants following a fiscal 2010 acquisition, the Columbus, IN laminated paperboard converting operation, and gains and losses associated with the sale of closed facilities and idled assets.

(d)
The Recycling segment current year charges primarily reflect charges associated with the closure of two collection facilities offset by the gain on sale of our Dallas, TX collection facility. The cumulative charges primarily reflect the charges associated with the closure of eight collection facilities acquired in the Smurfit-Stone Acquisition and certain costs for two other collections facilities previously closed.

(e)
The expenses in the “Other Costs” column primarily reflect costs incurred primarily as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses / (Income)	Total
Current Qtr.	$—	$4.5	$—	$4.5
YTD Fiscal 2013	$0.1	$11.6	$—	$11.7
Prior Year Qtr.	$0.7	$8.0	$—	$8.7
YTD Fiscal 2012	$1.1	$14.9	$(0.6)	$15.4

Acquisition expenses include expenses associated with acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect integration activities to continue into fiscal 2014.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Six Months Ended
	March 31,
	2013	2012
Accrual at beginning of fiscal year	$22.7	$26.7
Additional accruals	7.3	17.3
Payments	(9.2)	(12.2)
Adjustment to accruals	0.9	0.2
Accrual at March 31,	$21.7	$32.0

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	Six Months Ended
	March 31,
	2013	2012
Additional accruals and adjustments to accruals (see table above)	$8.2	$17.5
Acquisition expenses	0.1	1.1
Integration expenses	10.6	10.6
Net property, plant and equipment	5.7	5.2
Severance and other employee costs	(0.1)	(0.1)
Equipment relocation	1.8	2.2
Facility carrying costs	2.5	2.4
Other	(0.3)	(0.5)
Total restructuring and other costs, net	$28.5	$38.4

Note 7.	Income Taxes

The effective tax rate for the three and six months ended March 31, 2013 was a benefit of approximately 198.4% and 64.5%, respectively, and the effective tax rate for the three and six months ended March 31, 2012 was an expense of approximately 38.6% and 38.4%, respectively. The effective rate for the three and six months ended March 31, 2013 was different than the statutory rate primarily due to the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit was recorded in the three months ended March 31, 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. The effective tax rates for the three and six months ended March 31, 2012 were influenced primarily by state taxes including state tax rate changes on deferred balances.

As of March 31, 2013, the total amount of unrecognized tax benefits was approximately $37.1 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $12.0 million would benefit the effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	March 31, 2013	September 30, 2012
Balance at the beginning of period	$289.7	$287.9
Reductions related to acquisitions(1)	—	(1.4)
Additions for tax positions taken in current year	2.2	7.0
Reductions for tax positions taken in prior years	(253.2)	—
Reductions due to settlements	(0.1)	—
Reductions as a result of a lapse of the applicable statute of limitations	(1.5)	(3.8)
Balance at the end of period	$37.1	$289.7

(1)	Adjustment related to acquisitions in fiscal 2012 is related to the Smurfit-Stone Acquisition.

Note 8.	Inventories

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

represent primarily foreign inventories and spare parts inventories and certain inventoried supplies. Inventories were as follows (in millions):

	March 31, 2013	September 30, 2012
Finished goods and work in process	$358.1	$325.4
Raw materials	398.1	372.7
Spare parts and supplies	203.7	197.1
Inventories at FIFO cost	959.9	895.2
LIFO reserve	(54.6)	(33.3)
Net inventories	$905.3	$861.9

Note 9.	Debt

At March 31, 2013, our Credit Facility and our 4.45% senior notes due March 2019 (“March 2019 Notes”), our 3.50% senior notes due March 2020 (“March 2020 Notes”), our 4.90% senior notes due March 2022 (“March 2022 Notes”) and our 4.00% senior notes due March 2023 (“March 2023 Notes”) were unsecured. During the quarter ended March 31, 2013, we conducted offers to exchange the March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes for new notes of the applicable series with terms substantially identical with the notes of such series that are registered under the Securities Act of 1933, as amended. In the exchange offer, $350.0 million in aggregate principal amount of the March 2019 Notes, $350.0 million in aggregate principal amount of the March 2020 Notes, $399.0 million in aggregate principal amount of the March 2022 Notes and $350.0 million in aggregate principal amount of the March 2023 Notes were validly tendered and subsequently exchanged (“Exchanged Notes”). For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2012 Form 10-K.

The following were individual components of debt (in millions):

	March 31, 2013	September 30, 2012
5.625% notes due March 2013	$—	$80.6
4.45% notes due March 2019	349.7	349.7
3.50% notes due March 2020	347.3	347.1
4.90% notes due March 2022	399.3	399.3
4.00% notes due March 2023	346.5	346.3
Term loan facility(a)	947.5	1,222.6
Revolving credit and swing facilities(a)	237.1	242.3
Receivables-backed financing facility(b)	540.0	410.0
Other debt	11.6	14.6
Total debt	3,179.0	3,412.5
Less current portion of debt	29.7	261.3
Long-term debt due after one year	$3,149.3	$3,151.2

A portion of the debt classified as long-term, which includes the term loan, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and are in compliance with all of our covenants at March 31, 2013. On March 15, 2013 we repaid our 5.625% notes due March 2013 when they became due.

(a)
On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. In December 2012, in connection with the amendment of our receivables-backed financing facility (the “Receivables Facility”) we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At March 31, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

approximately $56.7 million and the application of our maximum leverage ratio, were approximately $1.349 billion. Effective May 3, 2013, we exercised the Leverage Reduction Option which reduced our maximum permitted Leverage Ratio to 3.5 times and decreased our Applicable Percentage 25 basis points (each as defined in the Credit Facility). The reduction in our maximum permitted Leverage Ratio, if applied to our facility on a proforma basis at March 31, 2013 would have reduced available borrowings by approximately $0.3 billion.

(b)
On December 21, 2012, we amended and increased our Receivables Facility to $700.0 million, extended the maturity date to December 18, 2015, and amended among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.97% and 1.34% as of March 31, 2013 and September 30, 2012, respectively. The commitment fee for this facility was 0.25% and 0.30% as of March 31, 2013 and September 30, 2012, respectively. At March 31, 2013 and September 30, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $674.0 million and $464.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2013 was approximately $855.5 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

We disclose the fair value of our pension and and postretirement assets and liabilities in our Fiscal 2012 Form 10-K and the fair value of our long-term debt below. We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities, the fair value of which are not not significant.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	March 31, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$—	$—	$80.6	$81.7
March 2019 Notes(1)	349.7	380.9	349.7	376.6
March 2020 Notes(1)	347.3	357.4	347.1	356.3
March 2022 Notes(1)	399.3	433.0	399.3	434.0
March 2023 Notes(1)	346.5	350.6	346.3	357.7
Term loan facilities(2)	947.5	947.5	1,222.6	1,222.6
Revolving credit and swing facilities(2)	237.1	237.1	242.3	242.3
Receivables-backed financing facility(2)	540.0	540.0	410.0	410.0
Other debt(2)(3)	11.6	12.0	14.6	15.4
Total debt	$3,179.0	$3,258.5	$3,412.5	$3,496.6

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

(2)
Fair value approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates. As such, fair value is categorized as level 2 within the fair value hierarchy.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended March 31, 2013 and March 31, 2012, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$9.1	$8.0	$18.7	$16.0
Interest cost	50.4	55.3	100.9	110.2
Expected return on plan assets	(62.7)	(55.9)	(125.6)	(111.2)
Amortization of net actuarial loss	10.5	5.6	20.7	10.7
Amortization of prior service cost	0.2	0.1	0.4	0.3
Settlement loss recognized	—	—	0.3	—
Company defined benefit plan expense	7.5	13.1	15.4	26.0
Multiemployer and other plans	1.9	2.6	3.7	4.5
Net pension cost	$9.4	$15.7	$19.1	$30.5

During the three and six months ended March 31, 2013, we contributed an aggregate of $36.4 million and $55.4 million to our qualified defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $192 million in fiscal 2013 to our qualified defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $54.3 million and $134.9 million to our qualified defined benefit pension plans in the three and six months ended March 31, 2012.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	1.8	2.1	3.4	4.2
Amortization of prior service credit	(0.1)	—	(0.1)	—
Postretirement plan expense	$2.1	$2.6	$4.1	$5.2

During the three and six months ended March 31, 2013, we contributed an aggregate of $2.9 million and $6.6 million to our postretirement benefit plans. During the three and six months ended March 31, 2012, we contributed an aggregate of $1.4 million and $4.5 million to our postretirement benefit plans.

Note 12.	Share-Based Compensation

Stock Options

During the second quarter of fiscal 2013, we granted options to purchase 197,860 shares of our Class A common stock “Common Stock” to certain employees. These options generally vest three years from the grant date, however, a portion of them are subject to earlier expense recognition due to retirement eligibility rules. These grants were valued at $29.09 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 5.8 years; an expected volatility of 44.0%; expected dividends of 1.4%; and a risk free rate of 1.0%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and March 31, 2012 was $5.3 million and $6.6 million, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2013 and March 31, 2012 was $10.7 million and $7.3 million, respectively. The table below summarizes the changes in all stock options during the six months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2012	1,341,969	$41.73
Granted	197,860	79.81
Exercised	(246,051)	32.76
Forfeited	(20,375)	63.26
Outstanding at March 31, 2013	1,273,403	$49.03	6.8	$55.7
Exercisable at March 31, 2013	748,626	$34.55	5.3	$43.6
Restricted Stock

During the second quarter of fiscal 2013, we granted 11,925 shares of restricted stock, which vest over one year, to our non-employee directors and we granted target awards of 314,120 shares of restricted stock with a service and a performance condition that generally vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. Our grants to our non-employee directors are treated as issued and carry dividend and voting rights.
The aggregate fair value of restricted stock that vested during the six months ended March 31, 2013 was $26.6 million. The aggregate fair value of restricted stock that vested during the three and six months ended March 31, 2012 was $32.8 million. and $32.9 million, respectively.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2012	862,675	$58.66
Granted(1)	446,338	69.83
Vested	(379,843)	43.69
Forfeited	(30,250)	62.92
Unvested at March 31, 2013 (2)	898,920	$70.39

(1)
Fiscal 2013 target awards of 314,120 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. During the first quarter of fiscal 2013, certain restricted shares granted in fiscal 2010 achieved the respective performance condition based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter) at 150% of target. This achievement resulted in the issuance and vesting of an additional 120,293 shares in the first quarter of fiscal 2013.

(2)
Target awards, net of subsequent forfeitures, granted in fiscal 2012 and 2011 were 339,950 and 232,925 shares, respectively. These awards may be increased up to 200% of target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

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

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as the “Boiler MACT”. The EPA also published notice in March 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on EPA’s review of existing and new data provided after the March 2011 standards were issued. For the company's boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. On April 1, 2013, several environmental, industry and other groups filed administrative petitions with EPA, requesting that the agency reconsider and amend certain provisions of the December 2012 final Boiler MACT rules. It is possible that judicial proceedings challenging various aspects of the rules also may be filed. We preliminarily estimate our cost of compliance with the Boiler MACT rules issued by EPA on December 20, 2012 to be approximately $100 million; however, we are still conducting engineering evaluations of compliance solutions for our affected facilities, which may impact our estimates. We also cannot currently predict with certainty how any administrative or judicial proceedings relating to the rules will impact our Boiler MACT strategies and costs. Based on the compliance dates in the December 2012 Boiler MACT rule, we expect that we will incur the majority of the capital for compliance in fiscal 2015 and 2016.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

In addition to Boiler MACT and greenhouse gas standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards (NAAQS) for nitrogen oxide (NOx), sulfur dioxide (SO2), and fine particulate matter (PM). The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial capital expenditures or operating costs could increase materially.

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation (“NOV”) from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations with the Government regarding the matters alleged in the NOV. We believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceeding, lawsuit or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations, but we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

As of March 31, 2013, we had approximately $5.1 million reserved for environmental liabilities, of which $2.6 million is included in other long-term liabilities and $2.5 million in other current liabilities. We believe the liability for these matters was adequately reserved at March 31, 2013.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the United States District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (“Antitrust Litigation”). RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages of discovery, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

We have made the following guarantees as of March 31, 2013:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At March 31, 2013, the maximum potential amount of future payments related to the guarantee was approximately $8 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract was called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

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

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

required to purchase our partner’s interest is March 29, 2016. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $10 million at March 31, 2013, which would result in a purchase price of approximately 51% of our partner’s net equity reflected on Seven Hills’ March 31, 2013 balance sheet.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales (aggregate):
Corrugated Packaging	$1,608.4	$1,505.9	$3,198.3	$3,028.7
Consumer Packaging	626.5	647.6	1,237.8	1,268.0
Recycling	271.0	296.1	522.8	625.5
Total	$2,505.9	$2,449.6	$4,958.9	$4,922.2
Less net sales (intersegment):
Corrugated Packaging	$28.4	$30.8	$56.6	$63.1
Consumer Packaging	6.1	6.2	12.5	13.8
Recycling	146.5	129.7	277.8	294.7
Total	$181.0	$166.7	$346.9	$371.6
Net sales (unaffiliated customers):
Corrugated Packaging	$1,580.0	$1,475.1	$3,141.7	$2,965.6
Consumer Packaging	620.4	641.4	1,225.3	1,254.2
Recycling	124.5	166.4	245.0	330.8
Total	$2,324.9	$2,282.9	$4,612.0	$4,550.6
Segment income:
Corrugated Packaging	$107.7	$68.7	$245.5	$178.0
Consumer Packaging	63.1	84.4	129.6	164.7
Recycling	3.5	4.2	7.8	7.7
Segment income	174.3	157.3	382.9	350.4
Restructuring and other costs, net	(12.4)	(28.1)	(28.5)	(38.4)
Non-allocated expenses	(25.4)	(24.7)	(46.9)	(50.8)
Interest expense	(27.2)	(32.2)	(56.3)	(64.9)
Loss on extinguishment of debt	(0.1)	(19.5)	(0.3)	(19.5)
Interest income and other (expense) income, net	(0.1)	0.5	(0.1)	0.9
Income before income taxes	109.1	53.3	250.8	177.7
Income tax benefit (expense)	216.5	(20.6)	161.7	(68.2)
Consolidated net income	325.6	32.7	412.5	109.5
Less: Net income attributable to noncontrolling interests	(0.9)	(0.8)	(1.8)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$324.7	$31.9	$410.7	$108.6

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s Exchanged Notes are fully and unconditionally guaranteed on a joint and several basis by certain of our 100% owned domestic subsidiaries (collectively referred to as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The consolidated subsidiaries of the Company that are not guarantors of the Guaranteed Notes (the “Non-Guarantor Subsidiaries”) include: foreign operations in Canada, Mexico, Chile, Argentina, Puerto Rico and China, certain non-operating U.S. subsidiaries and Joint Ventures not 100% owned.
In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including Rock-Tenn Company (the “Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include the Condensed Consolidating Statements of Income for the three and six months ended March 31, 2013 and March 31, 2012, Condensed Consolidating Balance Sheets as of March 31, 2013 and September 30, 2012 and Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2013 and March 31, 2012.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,054.3	$414.6	$(144.0)	$2,324.9
Cost of goods sold	—	1,703.7	347.4	(111.4)	1,939.7
Gross profit	—	350.6	67.2	(32.6)	385.2
Selling, general and administrative expenses	—	210.5	26.9	—	237.4
Restructuring and other costs, net	0.6	7.4	4.4	—	12.4
Operating profit (loss)	(0.6)	132.7	35.9	(32.6)	135.4
Interest expense	(27.6)	(12.2)	(5.4)	18.0	(27.2)
Loss on extinguishment of debt	(0.1)	—	—	—	(0.1)
Interest income and other income (expense), net	13.2	(28.1)	0.2	14.6	(0.1)
Equity in income of unconsolidated entities	—	1.1	—	—	1.1
Equity in income of consolidated entities	333.5	13.1	—	(346.6)	—
Income before income taxes	318.4	106.6	30.7	(346.6)	109.1
Income tax benefit (expense)	6.3	219.1	(8.9)	—	216.5
Consolidated net income	324.7	325.7	21.8	(346.6)	325.6
Less: Net income attributable to noncontrolling interests	—	(0.9)	—	—	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$324.7	$324.8	$21.8	$(346.6)	$324.7
Comprehensive income attributable to Rock-Tenn Company shareholders	$332.4	$332.9	$19.8	$(352.7)	$332.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.3)	$2,036.3	$413.6	$(166.7)	$2,282.9
Cost of goods sold	—	1,700.7	346.8	(125.4)	1,922.1
Gross profit	(0.3)	335.6	66.8	(41.3)	360.8
Selling, general and administrative expenses	0.6	199.1	29.9	—	229.6
Restructuring and other costs, net	0.8	7.8	19.5	—	28.1
Operating profit (loss)	(1.7)	128.7	17.4	(41.3)	103.1
Interest expense	(28.5)	(14.6)	(7.3)	18.2	(32.2)
Loss on extinguishment of debt	(19.5)	—	—	—	(19.5)
Interest income and other income (expense), net	16.0	(38.5)	(0.1)	23.1	0.5
Equity in income of unconsolidated entities	—	1.4	—	—	1.4
Equity in income (loss) of consolidated entities	53.0	(10.7)	—	(42.3)	—
Income before income taxes	19.3	66.3	10.0	(42.3)	53.3
Income tax benefit (expense)	12.6	(28.1)	(5.1)	—	(20.6)
Consolidated net income	31.9	38.2	4.9	(42.3)	32.7
Less: Net income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)
Net income attributable to Rock-Tenn Company shareholders	$31.9	$37.4	$4.9	$(42.3)	$31.9
Comprehensive income attributable to Rock-Tenn Company shareholders	$42.7	$47.6	$16.6	$(64.2)	$42.7

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.1)	$4,116.8	$820.7	$(325.4)	$4,612.0
Cost of goods sold	—	3,383.2	686.5	(252.4)	3,817.3
Gross profit	(0.1)	733.6	134.2	(73.0)	794.7
Selling, general and administrative expenses	—	405.9	54.5	—	460.4
Restructuring and other costs, net	0.7	19.8	8.0	—	28.5
Operating profit (loss)	(0.8)	307.9	71.7	(73.0)	305.8
Interest expense	(54.0)	(24.0)	(12.5)	34.2	(56.3)
Loss on extinguishment of debt	(0.1)	—	(0.2)	—	(0.3)
Interest income and other income (expense), net	25.9	(65.1)	0.3	38.8	(0.1)
Equity in income of unconsolidated entities	—	1.7	—	—	1.7
Equity in income of consolidated entities	428.0	20.5	—	(448.5)	—
Income before income taxes	399.0	241.0	59.3	(448.5)	250.8
Income tax benefit (expense)	11.7	168.6	(18.6)	—	161.7
Consolidated net income	410.7	409.6	40.7	(448.5)	412.5
Less: Net income attributable to noncontrolling interests	—	(1.6)	(0.2)	—	(1.8)
Net income attributable to Rock-Tenn Company shareholders	$410.7	$408.0	$40.5	$(448.5)	$410.7
Comprehensive income attributable to Rock-Tenn Company shareholders	$422.3	$420.3	$36.7	$(457.0)	$422.3

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.2)	$4,066.9	$823.4	$(339.5)	$4,550.6
Cost of goods sold	—	3,363.2	692.9	(258.5)	3,797.6
Gross profit	(0.2)	703.7	130.5	(81.0)	753.0
Selling, general and administrative expenses	1.3	392.3	61.9	—	455.5
Restructuring and other costs, net	1.1	18.0	19.3	—	38.4
Operating profit (loss)	(2.6)	293.4	49.3	(81.0)	259.1
Interest expense	(57.0)	(29.5)	(14.1)	35.7	(64.9)
Loss on extinguishment of debt	(19.5)	—	—	—	(19.5)
Interest income and other income (expense), net	31.6	(76.4)	0.4	45.3	0.9
Equity in income of unconsolidated entities	—	2.1	—	—	2.1
Equity in income (loss) of consolidated entities	138.3	(6.8)	—	(131.5)	—
Income before income taxes	90.8	182.8	35.6	(131.5)	177.7
Income tax benefit (expense)	17.8	(72.0)	(14.0)	—	(68.2)
Consolidated net income	108.6	110.8	21.6	(131.5)	109.5
Less: Net (income) loss attributable to noncontrolling interests	—	(1.1)	0.2	—	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$108.6	$109.7	$21.8	$(131.5)	$108.6
Comprehensive income attributable to Rock-Tenn Company shareholders	$130.4	$128.8	$40.5	$(169.3)	$130.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$8.4	$0.5	$42.4	$—	$51.3
Restricted cash	9.3	—	—	—	9.3
Accounts receivable, net	—	78.9	1,042.8	(54.3)	1,067.4
Inventories	—	735.3	170.0	—	905.3
Other current assets	12.4	168.5	40.8	(11.2)	210.5
Intercompany receivables	617.4	1,111.0	139.1	(1,867.5)	—
Total current assets	647.5	2,094.2	1,435.1	(1,933.0)	2,243.8
Net property, plant and equipment	—	5,083.1	475.9	—	5,559.0
Goodwill	—	1,761.4	102.2	—	1,863.6
Intangibles, net	—	737.8	11.7	—	749.5
Intercompany notes receivable	768.2	262.1	1.3	(1,031.6)	—
Investments in consolidated subsidiaries	6,062.7	376.8	—	(6,439.5)	—
Other assets	47.8	145.8	43.9	(8.8)	228.7
	$7,526.2	$10,461.2	$2,070.1	$(9,412.9)	$10,644.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$29.7	$—	$29.7
Accounts payable	0.1	696.1	112.7	(54.3)	754.6
Accrued compensation and benefits	—	169.8	33.4	—	203.2
Other current liabilities	14.8	148.1	47.2	(11.2)	198.9
Intercompany payables	1,177.3	559.2	131.0	(1,867.5)	—
Total current liabilities	1,192.2	1,573.2	354.0	(1,933.0)	1,186.4
Long-term debt due after one year	2,398.9	—	750.4	—	3,149.3
Intercompany notes payable	109.3	733.9	188.4	(1,031.6)	—
Pension liabilities, net of current portion	—	1,249.6	175.1	—	1,424.7
Postretirement benefit liabilities, net of current portion	—	99.8	50.2	—	150.0
Deferred income taxes	—	718.1	17.7	(8.8)	727.0
Other long-term liabilities	4.7	166.2	3.3	—	174.2
Redeemable noncontrolling interests	—	7.3	4.2	—	11.5
Total Rock-Tenn Company shareholders’ equity	3,821.1	5,912.7	526.8	(6,439.5)	3,821.1
Noncontrolling interests	—	0.4	—	—	0.4
Total equity	3,821.1	5,913.1	526.8	(6,439.5)	3,821.5
	$7,526.2	$10,461.2	$2,070.1	$(9,412.9)	$10,644.6

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$37.2	$—	$37.2
Restricted cash	40.6	—	—	—	40.6
Accounts receivable, net	—	110.5	1,026.6	(61.5)	1,075.6
Inventories	—	700.1	161.8	—	861.9
Other current assets	33.2	142.8	25.7	(27.2)	174.5
Intercompany receivables	396.8	793.1	148.2	(1,338.1)	—
Total current assets	470.6	1,746.5	1,399.5	(1,426.8)	2,189.8
Net property, plant and equipment	—	5,102.9	508.5	—	5,611.4
Goodwill	—	1,761.4	103.9	—	1,865.3
Intangibles, net	—	782.9	12.2	—	795.1
Intercompany notes receivable	768.0	403.3	0.7	(1,172.0)	—
Investments in consolidated subsidiaries	5,642.3	365.8	—	(6,008.1)	—
Other assets	42.9	123.6	59.0	—	225.5
	$6,923.8	$10,286.4	$2,083.8	$(8,606.9)	$10,687.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$202.9	$—	$58.4	$—	$261.3
Accounts payable	—	642.4	128.0	(61.5)	708.9
Accrued compensation and benefits	—	178.2	33.2	—	211.4
Other current liabilities	43.7	160.7	49.5	(27.2)	226.7
Intercompany payables	602.4	658.0	77.7	(1,338.1)	—
Total current liabilities	849.0	1,639.3	346.8	(1,426.8)	1,408.3
Long-term debt due after one year	2,555.7	—	595.5	—	3,151.2
Intercompany notes payable	109.3	733.9	328.8	(1,172.0)	—
Pension liabilities, net of current portion	—	1,283.0	210.1	—	1,493.1
Postretirement benefit liabilities, net of current portion	—	102.1	52.1	—	154.2
Deferred income taxes	—	861.3	27.5	—	888.8
Other long-term liabilities	4.1	166.5	3.3	—	173.9
Redeemable noncontrolling interests	—	7.5	3.9	—	11.4
Total Rock-Tenn Company shareholders’ equity	3,405.7	5,492.3	515.8	(6,008.1)	3,405.7
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	3,405.7	5,492.8	515.8	(6,008.1)	3,406.2
	$6,923.8	$10,286.4	$2,083.8	$(8,606.9)	$10,687.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$48.7	$443.9	$(16.2)	$(23.8)	$452.6
Investing activities:
Capital expenditures	—	(186.5)	(7.5)	—	(194.0)
Return of capital from unconsolidated entities	—	0.6	—	—	0.6
Proceeds from sale of property, plant and equipment	—	6.8	0.5	—	7.3
Proceeds from property, plant and equipment insurance settlement	—	5.7	—	—	5.7
Intercompany notes issued	(1.0)	(112.6)	—	113.6	—
Intercompany notes proceeds	0.1	253.7	—	(253.8)	—
Intercompany capital distribution	—	0.4	—	(0.4)	—
Net cash used for investing activities	(0.9)	(31.9)	(7.0)	(140.6)	(180.4)
Financing activities:
Additions to revolving credit facilities	35.0	—	19.5	—	54.5
Repayments of revolving credit facilities	(39.4)	—	(12.4)	—	(51.8)
Additions to debt	—	—	195.2	—	195.2
Repayments of debt	(355.6)	—	(68.2)	—	(423.8)
Debt issuance costs	(0.9)	—	(0.7)	—	(1.6)
Debt extinguishment costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	(0.6)	—	—	—	(0.6)
Excess tax benefits from share-based compensation	—	4.2	—	—	4.2
Advances from (repayments to) consolidated entities	354.3	(416.0)	61.7	—	—
Advances from unconsolidated entity	—	0.3	—	—	0.3
Cash dividends paid to shareholders	(32.1)	—	—	—	(32.1)
Cash distributions paid to noncontrolling interests	—	—	(2.3)	—	(2.3)
Intercompany notes borrowing	—	—	113.6	(113.6)	—
Intercompany notes payments	—	—	(253.8)	253.8	—
Intercompany capital return	—	—	(0.4)	0.4	—
Intercompany dividends	—	—	(23.8)	23.8	—
Net cash (used for) provided by financing activities	(39.4)	(411.5)	28.4	164.4	(258.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase in cash and cash equivalents	8.4	0.5	5.2	—	14.1
Cash and cash equivalents at beginning of period	—	—	37.2	—	37.2
Cash and cash equivalents at end of period	$8.4	$0.5	$42.4	$—	$51.3

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$8.3	$246.5	$111.5	$(28.5)	$337.8
Investing activities:
Capital expenditures	—	(194.0)	(8.2)	—	(202.2)
Cash paid for purchase of business, net of cash acquired	(87.5)	—	—	—	(87.5)
Investment in unconsolidated entities	—	(1.7)	—	—	(1.7)
Return of capital from unconsolidated entities	—	1.1	—	—	1.1
Proceeds from sale of property, plant and equipment	—	32.5	0.1	—	32.6
Intercompany notes issued	(0.9)	(96.6)	—	97.5	—
Intercompany notes proceeds	13.5	87.5	—	(101.0)	—
Intercompany capital investment	(0.7)	—	—	0.7	—
Net cash used for investing activities	(75.6)	(171.2)	(8.1)	(2.8)	(257.7)
Financing activities:
Proceeds from issuance of notes	748.9	—	—	—	748.9
Additions to revolving credit facilities	180.5	—	30.2	—	210.7
Repayments of revolving credit facilities	(44.1)	—	(36.8)	—	(80.9)
Additions to debt	227.0	—	56.0	—	283.0
Repayments of debt	(1,085.0)	(17.9)	(105.8)	—	(1,208.7)
Debt issuance costs	(5.7)	—	—	—	(5.7)
Debt extinguishment costs	(13.9)	—	—	—	(13.9)
Issuances of common stock, net of related minimum tax withholdings	(1.7)	—	—	—	(1.7)
Excess tax benefits from share-based compensation	—	7.9	—	—	7.9
Advances from (repayments to) consolidated entities	94.1	(67.0)	(27.1)	—	—
Advances from unconsolidated entity	—	0.4	—	—	0.4
Cash dividends paid to shareholders	(28.2)	—	—	—	(28.2)
Intercompany notes borrowing	—	—	97.5	(97.5)	—
Intercompany notes payments	—	—	(101.0)	101.0	—
Intercompany capital receipt	—	0.7	—	(0.7)	—
Intercompany dividends	—	—	(28.5)	28.5	—
Net cash provided by (used for) financing activities	71.9	(75.9)	(115.5)	31.3	(88.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.3	—	1.3
Increase (decrease) in cash and cash equivalents	4.6	(0.6)	(10.8)	—	(6.8)
Cash and cash equivalents at beginning of period	—	3.6	38.1	—	41.7
Cash and cash equivalents at end of period	$4.6	$3.0	$27.3	$—	$34.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Net sales of $2,324.9 million for the second quarter of fiscal 2013 increased $42.0 million, or 1.8% over the second quarter of fiscal 2012, primarily as a result of increased containerboard and corrugated boxes and sheet selling prices and containerboard volume that was partially offset by generally lower prices in our Consumer Packaging and Recycling segments, lower display sales and lower volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill. Total segment income increased $17.0 million or 10.8% to $174.3 million in the second quarter of fiscal 2013 compared to the prior year quarter primarily as a result of increased net sales, decreased recycled fiber costs and a $5.7 million insurance settlement gain related to a fiscal 2012 turbine failure at our Demopolis, AL bleached paperboard mill, partially offset by higher operating expenses including a $12.1 million increase in amortization of major maintenance outage expense in our containerboard mills, increased virgin fiber, chemical and freight costs and increased depreciation and amortization expense due to capital investments. The second quarter of fiscal 2012 included $6.7 million of pre-tax losses at our then recently closed Matane, Quebec containerboard mill.

In the second quarter of fiscal 2013, Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense (as hereinafter defined) was $122.1 million. See our reconciliations of the non-GAAP measures adjusted earnings per diluted share, adjusted net income and cash generated for Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense in the “Non-GAAP Financial Measures” section below.

Net income, before adjustments, among other things, for the reversal of previously established tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition, restructuring and loss on extinguishment of debt in the second quarter of fiscal 2013 was $324.7 million compared to $31.9 million in the second quarter of last year. Adjusted net income (as hereinafter defined) in the second quarter of fiscal 2013 increased $12.1 million over the second quarter of last year to $81.7 million.

Adjusted earnings per diluted share (as hereinafter defined in the “Non-GAAP Financial Measures” section below) are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Earnings per diluted share	$4.45	$0.44	$5.64	$1.50

Alternative fuel mixture tax credit tax reserve adjustment	(3.47)	—	(3.47)	—
Restructuring and other costs and operating losses and transition costs due to plant closures	0.14	0.36	0.30	0.48
Loss on extinguishment of debt	—	0.17	—	0.17

Adjusted earnings per diluted share	$1.12	$0.97	$2.47	$2.15

In the second quarter of fiscal 2013, following the Internal Revenue Service’s completion of their examination of the Smurfit-Stone 2009 tax return, we recorded a tax benefit of $3.47 per diluted share for the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. Our restructuring and other costs and operating losses and transition costs due to plant closures in the second quarter of fiscal 2013 were $0.14 per diluted share and consisted primarily of $4.5 million of pre-tax integration costs, $10.1 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants.

The second quarter of fiscal 2012, restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest were $0.36 per diluted shared and consisted primarily of $19.3 million of pre-tax facility closure charges primarily related to the Matane mill and corrugated container plants acquired in the Smurfit-Stone Acquisition, $7.7 million of pre-tax operating losses and transition costs primarily in connection with the Matane mill closure and consolidating converting facilities and $8.7 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs. We recognized a pre-tax loss on extinguishment of debt in the second quarter of fiscal 2012 of $19.5 million, or $0.17 per diluted share primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

In the six months ended March 31, 2013, we adjusted $252.9 million in tax reserves as discussed above, our restructuring and other costs and operating losses and transition costs due to plant closures in the six months ended March 31, 2013 were $0.30 per diluted share and consisted primarily of $11.6 million of pre-tax integration costs, $21.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants.

Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in the six months ended March 31, 2012 was $0.48 per diluted share and consisted primarily of $22.9 million of pre-tax facility closure charges primarily related to the Matane mill and corrugated container plants acquired in the Smurfit-Stone Acquisition, $9.3 million of pre-tax operating losses and transition costs primarily in connection with the Matane mill closure and consolidating converting facilities and $16.0 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs. We recognized a pre-tax loss on extinguishment of debt in the second quarter of fiscal 2012 of $19.5 million, or $0.17 per diluted share as discussed above.

We discuss the restructuring charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	$2,267.7	$2,282.9	$4,550.6	$2,303.2	$2,353.8	$9,207.6
Fiscal 2013	$2,287.1	$2,324.9	$4,612.0
% Change	0.9%	1.8%	1.3%

Net sales in the second quarter of fiscal 2013 increased $42.0 million compared to the second quarter of fiscal 2012 primarily as a result of increased containerboard and corrugated boxes and sheet selling prices and containerboard volume partially offset by generally lower prices in our Consumer Packaging and Recycling segments, lower display sales and lower volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill. Net sales in the six months ended March 31, 2013 increased $61.4 million compared to the six months ended March 31, 2012 primarily as a result of increased containerboard and corrugated boxes and sheet selling prices partially offset by generally lower prices in our Consumer Packaging and Recycling segments and volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	$1,875.5	$1,922.1	$3,797.6	$1,943.4	$1,933.9	$7,674.9
(% of Net Sales)	82.7%	84.2%	83.5%	84.4%	82.2%	83.4%

Fiscal 2013	$1,877.6	$1,939.7	$3,817.3
(% of Net Sales)	82.1%	83.4%	82.8%

Cost of goods sold as a percentage of net sales decreased in the second quarter of fiscal 2013 compared to the prior year second quarter primarily as a result of increased corrugated selling prices and decreased recycled fiber costs partially offset by a $12.1 million increase in amortization of major maintenance outage expense in our containerboard mills, increased depreciation and amortization expense of $6.8 million due to capital investments, and increased virgin fiber, chemical, freight and energy costs. In our mills, aggregate fiber, energy and chemical costs increased $2 per ton, $1 per ton and $4 per ton, respectively.

Cost of goods sold as a percentage of net sales decreased in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 primarily as a result of increased corrugated selling prices, decreased recycled fiber and energy costs partially offset by a $28.1 million increase in amortization of major maintenance outage expense in our containerboard mills, increased depreciation and amortization expense of $12.8 million due to capital investments, and increased virgin fiber, chemical and freight costs. In our mills, aggregate fiber and energy costs decreased $7 per ton and $1 per ton, respectively, while chemical costs increased $4 per ton.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	$225.9	$229.6	$455.5	$229.6	$242.4	$927.5
(% of Net Sales)	10.0%	10.1%	10.0%	10.0%	10.3%	10.1%

Fiscal 2013	$223.0	$237.4	$460.4
(% of Net Sales)	9.8%	10.2%	10.0%

Selling, general and administrative (“SG&A”) expenses increased $7.8 million in the second quarter of fiscal 2013 compared to the prior year period primarily due to increased compensation and benefit costs partially offset by decreased pension costs. SG&A expenses similarly increased $4.9 million in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $12.4 million and $28.1 million in the second quarter of fiscal 2013 and 2012, respectively. We recorded aggregate pre-tax restructuring and other costs of $28.5 million and $38.4 million in the six months ended March 31, 2013 and March 31, 2012, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the second quarter of fiscal 2013 decreased to $27.2 million from $32.2 million for the same quarter last year and included amortization of deferred financing costs of $2.6 million compared to $2.7 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.6 million, lower average interest rates decreased interest expense by approximately $3.3 million and deferred financing costs decreased $0.1 million.

Interest expense for the six months ended March 31, 2013 decreased to $56.3 million from $64.9 million for the same quarter last year and included amortization of deferred financing costs of $5.1 million compared to $5.5 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $2.6 million, lower average interest rates decreased interest expense by approximately $5.6 million and deferred financing costs decreased $0.4 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three and six months ended March 31, 2013 were $0.1 million and $0.3 million, respectively. Loss on extinguishment of debt for the three and six months ended March 31, 2012 of $19.5 million was primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

Provision for Income Taxes

We recorded income tax benefit of $216.5 million and $161.7 million for the three and six months ended March 31, 2013 compared to income tax expense of $20.6 million and $68.2 million for the three and six months ended March 31, 2012. The effective tax rate benefit for the three and six months ended March 31, 2013 were approximately 198.4% and 64.5%, respectively. The effective tax rates for the three and six months ended March 31, 2012 were approximately 38.6% and 38.4%, respectively. The effective tax rate benefit for the three and six months ended March 31, 2013 were different than the statutory rate primarily due to the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit was recorded in the three months ended March 31, 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Six Months Ended March 31, 2012	3,028.7	178.0	5.9
Third Quarter	1,545.2	73.4	4.8
Fourth Quarter	1,597.3	112.6	7.0
Fiscal 2012	$6,171.2	$364.0	5.9%

First Quarter	$1,589.9	$137.8	8.7%
Second Quarter	1,608.4	107.7	6.7
Six Months Ended March 31, 2013	$3,198.3	$245.5	7.7%

References to Containerboard in the Corrugated Packaging shipments and production tables include kraft paper and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively. Kraft paper tons shipped, in thousands, were 7.3, 18.7, 2.7 and 0.5 in third and fourth quarter of fiscal 2011 and the first and second quarter of fiscal 2012, respectively.

Corrugated Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Corrugated Containers Shipments - BSF	19.0	19.1	38.1	19.5	19.7	77.3
Corrugated Containers Per Shipping Day - MMSF	317.2	298.3	307.4	309.3	313.0	309.3

Containerboard	1,832.0	1,695.9	3,527.9	1,722.9	1,859.1	7,109.9
Pulp	75.0	61.5	136.5	73.8	77.0	287.3
Bleached Linerboard	29.3	28.5	57.8	32.3	31.0	121.1
Total Tons	1,936.3	1,785.9	3,722.2	1,829.0	1,967.1	7,518.3

Fiscal 2013
Corrugated Containers Shipments - BSF	19.2	18.9	38.1
Corrugated Containers Per Shipping Day - MMSF	314.1	305.4	309.7

Containerboard	1,816.6	1,721.1	3,537.7
Pulp	73.4	62.1	135.5
Bleached Linerboard	30.2	30.9	61.1
Total Tons	1,920.2	1,814.1	3,734.3

Corrugated Packaging Production - tons in thousands

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Containerboard	1,843.5	1,736.5	3,580.0	1,676.4	1,852.1	7,108.5
Pulp	77.9	58.1	136.0	75.5	75.4	286.9
Bleached Linerboard	27.7	27.1	54.8	30.8	33.8	119.4
Total Tons	1,949.1	1,821.7	3,770.8	1,782.7	1,961.3	7,514.8

Fiscal 2013
Containerboard	1,837.8	1,742.9	3,580.7
Pulp	74.0	58.9	132.9
Bleached Linerboard	26.2	30.1	56.3
Total Tons	1,938.0	1,831.9	3,769.9

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $102.5 million in the second quarter of fiscal 2013 compared to the prior year quarter primarily due to increased corrugated selling prices and containerboard volumes partially offset by a decrease in corrugated container volumes.

Net sales of the Corrugated Packaging segment increased $169.6 million in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 primarily due to increased corrugated selling prices and volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2013 increased $39.0 million to $107.7 million compared to $68.7 million in the prior year second quarter. The increase in segment income was primarily a result of increased net sales partially offset by higher operating expenses including a $12.1 million increase in amortization of major maintenance outage expense in our containerboard mills. The second quarter of fiscal 2012 included $6.7 million of losses at our then recently closed Matane, Quebec containerboard mill. Additionally, at our mills, aggregate fiber costs increased approximately $5.1 million or $3 per ton, chemical costs increased $9.4 million or $5 per ton, freight expense increased $11.9 million and depreciation and amortization expense increased $6.5 million in the segment.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2013 increased $67.5 million to $245.5 million compared to $178.0 million in the six months ended March 31, 2012. The increase in segment income was primarily a result of increased net sales partially offset by higher operating expenses including a $28.1 million increase in amortization of major maintenance outage expense in our containerboard mills. The second quarter of fiscal 2012 included $6.7 million of losses at our then recently closed Matane, Quebec containerboard mill. Additionally, at our mills, aggregate fiber costs decreased approximately $19.5 million or $5 per ton, energy costs decreased approximately $10.7 million or $3 per ton, chemical costs increased $17.7 million or $5 per ton, freight expense increased $17.7 million and depreciation and amortization expense increased $12.2 million in the segment.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Six Months Ended March 31, 2012	1,268.0	164.7	13.0
Third Quarter	628.9	83.7	13.3
Fourth Quarter	660.6	98.8	15.0
Fiscal 2012	$2,557.5	$347.2	13.6%

First Quarter Fiscal 2013	$611.3	$66.5	10.9%
Second Quarter	626.5	63.1	10.1
Six Months Ended March 31, 2013	$1,237.8	$129.6	10.5%

References to Recycled paperboard in the Consumer Packaging shipments and production tables include coated and specialty paperboard, including gypsum paperboard liner tons produced by Seven Hills and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Consumer Packaging Converting Shipments - BSF	5.0	5.2	10.2	5.1	5.2	20.5
Consumer Packaging Converting Per Shipping Day - MMSF	83.5	81.0	82.2	80.6	83.1	82.0

Recycled Paperboard	222.8	236.8	459.6	231.8	237.9	929.3
Bleached Paperboard	83.8	87.4	171.2	91.5	90.3	353.0
Pulp	24.9	25.1	50.0	24.3	21.9	96.2
Total Tons	331.5	349.3	680.8	347.6	350.1	1,378.5

Fiscal 2013
Consumer Packaging Converting Shipments - BSF	4.9	5.2	10.1
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.4

Recycled Paperboard	231.5	241.1	472.6
Bleached Paperboard	87.6	79.0	166.6
Pulp	26.7	18.9	45.6
Total Tons	345.8	339.0	684.8

Consumer Packaging Production - tons in thousands

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Recycled Paperboard	227.3	234.6	461.9	234.1	239.0	935.0
Bleached Paperboard	87.5	85.6	173.1	87.9	91.0	352.0
Pulp	27.0	25.1	52.1	26.4	26.6	105.1
Total Tons	341.8	345.3	687.1	348.4	356.6	1,392.1

Fiscal 2013
Recycled Paperboard	235.2	238.1	473.3
Bleached Paperboard	89.2	76.3	165.5
Pulp	27.9	20.5	48.4
Total Tons	352.3	334.9	687.2

Net Sales (Consumer Packaging Segment)

The 3.3% decrease in net sales for the Consumer Packaging segment for the second quarter of fiscal 2012 compared to the prior year second quarter was primarily due to generally lower selling prices across the segment, lower display sales and decreased volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill partially offset by increased folding carton volumes.

The 2.4% decrease in net sales for the Consumer Packaging segment in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 was primarily due to generally lower selling prices across the segment and decreased volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill partially offset by increased recycle mill volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2013 decreased $21.3 million compared to the prior year quarter primarily due to decreased net sales, lower income from promotional displays that resulted primarily from higher containerboard prices, increased virgin fiber costs that were partially offset by lower recycled fiber costs and a $5.7 million insurance settlement gain related to a fiscal 2012 turbine failure at our Demopolis, AL bleached paperboard mill. At our mills, virgin fiber costs increased $2.3 million, or $23 per ton and recycled fiber costs decreased approximately $3.8 million, or $18 per ton.

Segment income of the Consumer Packaging segment in the six months ended March 31, 2013 decreased $35.1 million compared to the six months ended March 31, 2012 primarily due to decreased net sales, lower income from promotional displays that resulted primarily from higher containerboard prices, increased virgin fiber costs that were partially offset by lower recycled fiber costs and a $5.7 million insurance settlement gain. At our mills, virgin fiber costs increased $5.3 million, or $25 per ton and recycled fiber costs decreased approximately $14.6 million, or $34 per ton.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Six Months Ended March 31, 2012	625.5	7.7	1.2
Third Quarter	338.9	2.2	0.6
Fourth Quarter	264.4	(2.8)	(1.1)
Fiscal 2012	$1,228.8	$7.1	0.6%

First Quarter Fiscal 2013	$251.8	$4.3	1.7%
Second Quarter	271.0	3.5	1.3
Six Months Ended March 31, 2013	$522.8	$7.8	1.5%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	2,064.5	1,996.9	4,061.4	2,039.7	2,014.5	8,115.6
Fiscal 2013	1,945.0	1,802.5	3,747.5

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $25.1 million for the second quarter of fiscal 2013 compared to the prior year second quarter primarily due to lower volumes. Our Recycling segment net sales decreased $102.7 million in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 primarily due to lower selling prices and volumes.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment decreased $0.7 million in the second quarter of fiscal 2013 compared to the prior year second quarter primarily due the lower sales which more than offset cost structure improvements. Segment income attributable to the Recycling segment increased $0.1 million in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 primarily due to lower tons sold and lower recycled fiber prices which compressed margins and offset cost structure improvements.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Cash and cash equivalents was $51.3 million at March 31, 2013 and $37.2 million at September 30, 2012. At March 31, 2013 and September 30, 2012, total debt was $3,179.0 million and $3,412.5 million, respectively. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2013. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt.

On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (“Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. In December 2012, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash.

On December 21, 2012, we amended and increased our receivables-backed financing facility (“Receivables Facility”) to $700.0 million, extended the maturity date of the Receivables Facility to December 18, 2015, and amended among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At March 31, 2013, we had $540.0 million of our $674.0 million maximum available borrowings outstanding under the Receivables Facility.

At March 31, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $56.7 million and the application of our maximum leverage ratio, were approximately $1.349 billion. Since the calculation of the maximum leverage ratio includes borrowings under our Receivables Facility, any incremental borrowings under that facility would reduce the remaining available borrowings under the Credit Facility. Effective May 3, 2013, we exercised the Leverage Reduction Option which reduced our maximum permitted Leverage Ratio to 3.5 times and decreased our Applicable Percentage 25 basis points (each as defined in the Credit Facility). The reduction in our maximum permitted Leverage Ratio, if applied to our facility on a proforma basis at March 31, 2013 would have reduced available borrowings by approximately $0.3 billion.

On March 15, 2013 we repaid our 5.625% notes due March 2013 when they became due utilizing cash flow from operations and borrowings under our Receivables Facility.

Cash Flow Activity

Net cash provided by operating activities during the six months ended March 31, 2013 and March 31, 2012 was $452.6 million and $337.8 million, respectively. The increase in the current year period is primarily due to increased income, decreased pension funding requirements in the six months ended March 31, 2013 partially offset by a greater use of working capital in the current year period.

Net cash used for investing activities was $180.4 million during the six months ended March 31, 2013 compared to $257.7 million for the comparable period of the prior year. Net cash used for investing activities in the six months ended March 31, 2013 consisted primarily of $194.0 million of capital expenditures partially offset by proceeds from the sale of property, plant and equipment and an insurance settlement. Net cash used for investing activities for the six months ended March 31, 2012 consisted primarily of $202.2 million of capital expenditures and $87.5 million paid for the purchase of businesses, primarily for the GMI acquisition, and was partially offset by $32.6 million of proceeds from the sale of property, plant and equipment which primarily consisted of corrugated converting facilities we previously closed. We estimate fiscal 2013 capital expenditures will be approximately $425 to $450 million primarily for the purchase and upgrading of machinery and equipment. It is possible that our capital expenditure assumptions may change, or we may decide to spend a different amount.

Net cash used for financing activities was $258.1 million during the six months ended March 31, 2013 compared to net cash used for financing activities of $88.2 million in the same period last year. In the six months ended March 31, 2013, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $225.9 million and cash dividends paid to shareholders of $32.1 million. In the six months ended March 31, 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $47.0 million that was partially offset by cash dividends paid to shareholders of $28.2 million and $19.6 million of debt issuance and extinguishment costs.

Based on current facts and assumptions, including the reversal of $254.1 million of tax reserves relating to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition, we expect an income tax benefit in fiscal 2013 and we expect our cash tax payments to be less than our income tax expense in fiscal 2014 and 2015 primarily due to accelerated depreciation deductions due to the American Taxpayer Relief Act of 2012 and the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010, the utilization of all or a portion of our federal and state net operating loss carryforwards, Cellulosic Biofuel Producer Credit carryforwards, and Alternative Minimum Tax Credit carryforwards. At March 31, 2013, the federal and state net operating losses, Cellulosic Biofuel Producer Credits, Alternative Minimum Tax Credits and other federal tax and state credits available to us aggregated approximately $625 million in future potential reductions of U.S. federal cash taxes. These credits include the impact of the reversal of previously established alternative fuel mixture credit tax reserves discussed above. Based on our current projections, we expect to utilize the federal credits over the next three to four years and the state credits over a longer period of time. However, it is possible that our utilization may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors.

We made contributions of $55.4 million to our pension and supplemental retirement plans during the six months ended March 31, 2013. Based on current facts and assumptions, we anticipate contributing approximately $192 million to our qualified defined benefit pension plans in fiscal 2013. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In April 2013, our board of directors approved our May 2013 quarterly dividend of $0.30 per share, indicating a current annualized dividend of $1.20 per share on our common stock and a 33% increase over the $0.225 per share accelerated February 2013 dividend paid in December 2012 and the $0.225 per share paid November 2012.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income attributable to Rock-Tenn Company shareholders	$324.7	$31.9	$410.7	$108.6

Alternative fuel mixture tax credit tax reserve adjustment	(252.9)	—	(252.9)	—
Restructuring and other costs and operating losses and transition costs due to plant closures	9.8	25.4	21.9	33.7
Loss on extinguishment of debt	0.1	12.3	0.2	12.3
Acquisition inventory step-up	—	—	—	0.3

Adjusted net income	$81.7	$69.6	$179.9	$154.9

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	March 31, 2013	December 31, 2012	September 30, 2012
Current Portion of Debt	$29.7	$87.4	$261.3
Long-Term Debt Due After One Year	3,149.3	3,163.8	3,151.2
	3,179.0	3,251.2	3,412.5
Less: Hedge Adjustments Resulting From Fair Value Interest Rate Derivatives or Swaps	—	(0.1)	(0.1)
	3,179.0	3,251.1	3,412.4
Less: Cash and Cash Equivalents	(51.3)	(31.0)	(37.2)
Net Debt	$3,127.7	$3,220.1	$3,375.2

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

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense for the three months ended March 31, 2013 using the various non-GAAP and GAAP measures referenced above (in millions):

Net debt repayment	$92.4
Cash dividends paid to shareholders	—
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	—
Pension and postretirement funding more than expense	29.7
Cash generated for Net Debt repayment, dividends, acquisition / investments and pension in excess of expense	$122.1

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2013; our estimate of the cost and timing of compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements; the amounts of our anticipated contributions to our qualified defined benefit pension plans in fiscal 2013; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; a current annualized dividend rate of $1.20 per share on our common stock; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends, pension payments, working capital needs, note repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; we expect our cash tax payments to be less than our income tax expense in fiscal 2014 and 2015 primarily due to accelerated depreciation deductions due to the American Taxpayer Relief Act of 2012 and the Tax Relief, Unemployment Insurance Reauthorization and Jobs Creation Act of 2010, the utilization of all or a portion of our federal and state net operating loss carryforwards, Cellulosic Biofuel Producer Credit carryforwards and Alternative Minimum Tax Credit carryforwards and other federal and state tax credits available to us, and the aggregate value of those credits and our expectation that we will use the federal credits over the next three to four years and the state credits over a longer period of time. It is possible that our expected cash tax payments may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors, and our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2014.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or dispute resolutions on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends, pension payments, working capital needs, note repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our 2012 Annual Report on Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2012 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2012.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Accounting Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the United States District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages of discovery, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

ROCK-TENN COMPANY
(Registrant)

Date:	May 3, 2013	By:	/s/ A. Stephen Meadows
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