Form 10-Q
period 2013-06-30
Rock-Tenn CO
filed 2013-08-07
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 26, 2013
Class A Common Stock, $0.01 par value	71,971,739

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$2,448.3	$2,303.2	$7,060.3	$6,853.8
Cost of goods sold	1,951.6	1,943.4	5,768.9	5,741.0
Gross profit	496.7	359.8	1,291.4	1,112.8
Selling, general and administrative expenses	243.9	229.6	704.3	685.1
Restructuring and other costs, net	23.5	13.7	52.0	52.1
Operating profit	229.3	116.5	535.1	375.6
Interest expense	(25.6)	(26.8)	(81.9)	(91.7)
Loss on extinguishment of debt	—	(0.1)	(0.3)	(19.6)
Interest income and other (expense) income, net	(1.8)	0.2	(1.9)	1.1
Equity in income of unconsolidated entities	1.2	0.8	2.9	2.9
Income before income taxes	203.1	90.6	453.9	268.3
Income tax (expense) benefit	(61.4)	(31.3)	100.3	(99.5)
Consolidated net income	141.7	59.3	554.2	168.8
Less: Net income attributable to noncontrolling interests	(1.6)	(1.1)	(3.4)	(2.0)
Net income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.8	$166.8

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.94	$0.82	$7.66	$2.34

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.91	$0.81	$7.55	$2.31

Cash dividends paid per share	$0.30	$0.20	$0.75	$0.60

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated net income	$141.7	$59.3	$554.2	$168.8
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(14.7)	(6.2)	(20.2)	8.0
Derivatives:
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	—	—	1.4
Defined benefit pension plans:
Net actuarial gain arising during the period	—	—	0.8	—
Amortization of net actuarial loss, included in pension cost	5.3	3.3	17.7	9.9
Amortization of prior service cost, included in pension cost	0.3	0.1	0.5	0.3
Other	—	—	4.2	—
Other comprehensive income (loss)	(9.1)	(2.8)	3.0	19.6
Comprehensive income	132.6	56.5	557.2	188.4
Less: Comprehensive income attributable to noncontrolling interests	(1.5)	(1.1)	(3.8)	(2.5)
Comprehensive income attributable to Rock-Tenn Company shareholders	$131.1	$55.4	$553.4	$185.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42.3	$37.2
Restricted cash	9.3	40.6
Accounts receivable (net of allowances of $29.6 and $26.9)	1,111.0	1,075.6
Inventories	879.0	861.9
Other current assets	291.9	174.5
Total current assets	2,333.5	2,189.8
Property, plant and equipment at cost:
Land and buildings	1,200.4	1,207.7
Machinery and equipment	6,383.5	6,121.7
Transportation equipment	14.7	13.6
Leasehold improvements	24.9	20.0
	7,623.5	7,363.0
Less accumulated depreciation and amortization	(2,065.0)	(1,751.6)
Net property, plant and equipment	5,558.5	5,611.4
Goodwill	1,860.3	1,865.3
Intangibles, net	730.2	795.1
Other assets	228.1	225.5
	$10,710.6	$10,687.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$54.1	$261.3
Accounts payable	758.1	708.9
Accrued compensation and benefits	212.8	211.4
Other current liabilities	207.7	226.7
Total current liabilities	1,232.7	1,408.3
Long-term debt due after one year	2,972.3	3,151.2
Pension liabilities, net of current portion	1,367.4	1,493.1
Postretirement benefit liabilities, net of current portion	144.2	154.2
Deferred income taxes	871.6	888.8
Other long-term liabilities	165.0	173.9
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	11.5	11.4
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 71,967,889 and 70,884,002 shares outstanding at June 30, 2013 and September 30, 2012, respectively	0.7	0.7
Capital in excess of par value	2,856.9	2,810.8
Retained earnings	1,585.9	1,094.7
Accumulated other comprehensive loss	(497.9)	(500.5)
Total Rock-Tenn Company shareholders’ equity	3,945.6	3,405.7
Noncontrolling interests	0.3	0.5
Total equity	3,945.9	3,406.2
	$10,710.6	$10,687.1
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2013	2012
Operating activities:
Consolidated net income	$554.2	$168.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	409.7	396.7
Deferred income tax (benefit) expense	(115.3)	90.7
Share-based compensation expense	35.7	21.1
Loss on extinguishment of debt	0.3	19.6
Gain on disposal of plant, equipment and other, net	(4.6)	(12.9)
Equity in income of unconsolidated entities	(2.9)	(2.9)
Settlement of interest rate swaps	—	(2.8)
Pension and other postretirement funding more than expense	(87.5)	(162.3)
Impairment adjustments and other non-cash items	15.2	19.1
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(41.3)	63.8
Inventories	(64.2)	8.5
Other assets	(34.7)	(44.4)
Accounts payable	34.0	(35.7)
Income taxes	(8.8)	10.6
Accrued liabilities and other	32.8	3.5
Net cash provided by operating activities	722.6	541.4
Investing activities:
Capital expenditures	(307.1)	(348.3)
Cash paid for purchase of business, net of cash acquired	(6.2)	(120.5)
Investment in unconsolidated entities	—	(1.7)
Return of capital from unconsolidated entities	0.8	1.6
Proceeds from sale of property, plant and equipment	11.9	37.1
Proceeds from property, plant and equipment insurance settlement	7.7	10.2
Net cash used for investing activities	(292.9)	(421.6)
Financing activities:
Proceeds from issuance of notes	—	748.9
Additions to revolving credit facilities	94.9	310.6
Repayments of revolving credit facilities	(72.2)	(144.3)
Additions to debt	226.2	313.8
Repayments of debt	(620.4)	(1,319.3)
Debt issuance costs	(1.8)	(6.5)
Debt extinguishment costs	(0.1)	(13.9)
Issuances of common stock, net of related minimum tax withholdings	1.0	0.4
Excess tax benefits from share-based compensation	4.8	10.8
Advances from (repayments to) unconsolidated entity	0.9	(0.3)
Cash dividends paid to shareholders	(53.7)	(42.4)
Cash distributions paid to noncontrolling interests	(3.9)	(0.4)
Net cash used for financing activities	(424.3)	(142.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.6
Increase (decrease) in cash and cash equivalents	5.1	(22.2)
Cash and cash equivalents at beginning of period	37.2	41.7
Cash and cash equivalents at end of period	$42.3	$19.5

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$15.3	$(13.0)
Interest, net of amounts capitalized	60.4	75.6

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Period Ended June 30, 2013
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2012 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Fiscal 2012 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of income for the three and nine months ended June 30, 2013 and June 30, 2012, our comprehensive income for the three and nine months ended June 30, 2013 and June 30, 2012, our financial position at June 30, 2013 and September 30, 2012, and our cash flows for the nine months ended June 30, 2013 and June 30, 2012.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2012 Form 10-K. The results for the three and nine months ended June 30, 2013 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amended certain provisions in ASC 210 “Balance Sheet”. Subsequently in January 2013, the FASB issued ASU 2013-01, which amended the scope of ASU 2011-11. These provisions required additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which amended certain provisions in ASC 220 “Comprehensive Income”. These provisions required the disclosure of significant amounts that are reclassified out of other comprehensive income into net income and disclosure of additional information about changes in accumulated other comprehensive income. These provisions are effective for fiscal and interim periods beginning after December 15, 2012 (January 1, 2013 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters, Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU amended ASC 810 “Consolidation”, ASC 805 “Business Combinations” and ASC 830 “Foreign Currency” and clarifies the criteria that should be considered, such as the loss or acquisition of a controlling financial interest and whether the sale or transfer results in the complete or substantially complete liquidation of an entity, to determine the release of cumulative translation adjustments into net income upon derecognition of a subsidiary, equity method investment or a group of assets within a foreign entity. These provisions are effective for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for us). We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2013 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2012	$3,405.7	$0.5	$3,406.2
Net income	550.8	0.2	551.0
Other comprehensive income, net of tax	2.6	—	2.6
Income tax benefit from share-based plans	4.5	—	4.5
Compensation expense under share-based plans	35.7	—	35.7
Cash dividends declared (per share - $0.75)(2)	(54.7)	—	(54.7)
Cash distributions to noncontrolling interests	—	(0.4)	(0.4)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	1.0	—	1.0
Balance at June 30, 2013	$3,945.6	$0.3	$3,945.9

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)
Includes cash dividends paid and dividends declared but unpaid related to the Smurfit-Stone Plan of Reorganization and Confirmation Order as a result of the acquisition of Smurfit-Stone Container Corporation (“Smurfit-Stone Acquisition” and “Smurfit-Stone”).

Other Comprehensive Income

The net of tax components of other comprehensive income were determined using effective tax rates averaging approximately 38% to 39% for the three and nine months ended June 30, 2013 and June 30, 2012, respectively. Foreign currency translation gains and losses recorded in other comprehensive income for the three and nine months ended June 30, 2013 and June 30, 2012 were primarily due to the change in the Canadian/U.S. dollar exchange rates. There were no foreign currency reclassification adjustments for the three and nine months ended June 30, 2013 and June 30, 2012. For the three months ended June 30, 2013, there were no defined benefit plan net actuarial gains, losses or prior service costs arising during the period. The defined benefit plan net actuarial gains arising during the nine months ended June 30, 2013 pertain to the revaluation of one of our Canadian pension plans as a result of a plan curtailment. There were no actuarial gains, losses or prior service costs for our defined benefit pension plans arising during the period recorded in other comprehensive income for the three and nine months ended June 30, 2012. Other defined benefit plan adjustments of $4.2 million for the nine months ended June 30, 2013 pertain to the reversal of a tax valuation allowance related to our pension plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income by component (in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2013			June 30, 2013
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses(2)	$(8.4)	$3.2	$(5.2)	$(28.3)	$11.0	$(17.3)
Prior service costs (2)	(0.5)	0.2	(0.3)	(0.8)	0.3	(0.5)
Total reclassifications for the period	$(8.9)	$3.4	$(5.5)	$(29.1)	$11.3	$(17.8)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended June 30, 2013 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2012	$(0.2)	$(547.8)	$47.5	$(500.5)
Other comprehensive income (loss) before reclassifications	—	5.0	(20.2)	(15.2)
Amounts reclassified from accumulated other comprehensive income	—	17.8	—	17.8
Net current period other comprehensive income (loss)	—	22.8	(20.2)	2.6
Balance at June 30, 2013	$(0.2)	$(525.0)	$27.3	$(497.9)

(1)     All amounts are net of tax and noncontrolling interest.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.8	$166.8
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	(0.6)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.7	$166.2
Denominator:
Basic weighted average shares outstanding	72.1	71.4	71.9	71.1
Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.94	$0.82	$7.66	$2.34

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.8	$166.8
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	(0.6)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.7	$166.2
Denominator:
Basic weighted average shares outstanding	72.1	71.4	71.9	71.1
Effect of dilutive stock options and non-participating securities	1.1	0.9	1.1	0.8
Diluted weighted average shares outstanding	73.2	72.3	73.0	71.9
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.91	$0.81	$7.55	$2.31

Weighted average shares includes approximately 0.2 million and 0.7 million of reserved, but unissued shares at June 30, 2013 and June 30, 2012, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase 0.1 million and 0.2 million common shares in the three and nine months ended June 30, 2013, respectively, and 0.4 million and 0.3 million common shares in the three and nine months ended June 30, 2012, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

Mid South Packaging Acquisition

On June 22, 2012, we acquired the assets of Mid South Packaging LLC (“Mid South”), a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was $32.1 million. No debt was assumed. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South’s operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $9.9 million of customer relationship intangible assets and $8.5 million of goodwill. We are amortizing the customer relationship intangibles over 12.5 years based on a straight-line basis because the pattern was not reliably determinable. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of Mid South. We expect the goodwill to be amortizable for income tax purposes.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $23.5 million and $13.7 million for the three months ended June 30, 2013 and June 30, 2012, respectively and recorded pre-tax restructuring and other costs, net, of $52.0 million and $52.1 million for the nine months ended June 30, 2013 and June 30, 2012, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and nine months ended June 30, 2013 and June 30, 2012, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs / (Benefit)	Total
Corrugated Packaging(b)	Current Qtr.	$11.4	$6.1	$1.6	$1.0	$(0.1)	$20.0
	YTD Fiscal 2013	15.2	11.6	3.3	3.3	—	33.4
	Prior Year Qtr.	3.8	2.1	1.2	2.1	(0.6)	8.6
	YTD Fiscal 2012	9.7	10.5	2.9	4.5	4.3	31.9
	Cumulative	49.1	30.5	8.0	10.0	5.5	103.1
	Expected Total	49.1	30.5	10.7	11.9	5.5	107.7
Consumer Packaging(c)	Current Qtr.	—	0.1	0.1	—	—	0.2
	YTD Fiscal 2013	2.6	0.8	0.1	0.1	—	3.6
	Prior Year Qtr.	(2.6)	0.1	—	—	—	(2.5)
	YTD Fiscal 2012	(3.3)	0.1	0.5	—	(0.1)	(2.8)
	Cumulative	3.3	4.1	1.6	0.9	0.9	10.8
	Expected Total	3.3	4.1	1.7	1.1	0.9	11.1
Recycling(d)	Current Qtr.	—	0.2	—	0.2	1.2	1.6
	YTD Fiscal 2013	(0.7)	0.5	0.1	0.3	1.4	1.6
	Prior Year Qtr.	0.1	—	—	—	—	0.1
	YTD Fiscal 2012	0.1	—	—	—	—	0.1
	Cumulative	0.9	0.8	0.1	0.7	1.8	4.3
	Expected Total	0.9	0.8	0.1	1.0	1.8	4.6
Other(e)	Current Qtr.	—	—	—	—	1.7	1.7
	YTD Fiscal 2013	—	—	—	—	13.4	13.4
	Prior Year Qtr.	—	—	—	—	7.5	7.5
	YTD Fiscal 2012	—	—	—	—	22.9	22.9
	Cumulative	—	—	—	—	108.4	108.4
	Expected Total	—	—	—	—	108.4	108.4
Total	Current Qtr.	$11.4	$6.4	$1.7	$1.2	$2.8	$23.5
	YTD Fiscal 2013	$17.1	$12.9	$3.5	$3.7	$14.8	$52.0
	Prior Year Qtr.	$1.3	$2.2	$1.2	$2.1	$6.9	$13.7
	YTD Fiscal 2012	$6.5	$10.6	$3.4	$4.5	$27.1	$52.1
	Cumulative	$53.3	$35.4	$9.7	$11.6	$116.6	$226.6
	Expected Total	$53.3	$35.4	$12.5	$14.0	$116.6	$231.8

(a)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 as property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment current year charges primarily reflect charges associated with the closure of seven corrugated container plants acquired in the Smurfit-Stone Acquisition and on-going closure costs at previously closed facilities including the Matane, Quebec containerboard mill also acquired in the Smurfit-Stone Acquisition. The prior year charges primarily reflect the closure of our Matane, Quebec containerboard mill, a machine taken out of operation at our Hodge, LA containerboard mill and five corrugated container plants, all acquired in the Smurfit-Stone Acquisition,

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

charges associated primarily with certain on-going closure costs at six other corrugated container plants acquired in the Smurfit-Stone Acquisition and our Hauppauge, NY sheet plant, net of a gain on sale of our Santa Fe Spring, CA corrugated converting facility. The expenses in the “Other Costs” column in the prior year primarily represent an accrual for the repayment of an energy credit and site environmental closure activities at the Matane mill. The cumulative charges primarily reflect charges associated with the announced closure of twenty corrugated container plants primarily acquired in the Smurfit-Stone Acquisition, the closure of the Matane, Quebec containerboard mill, charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities and idled assets. We have transferred a substantial portion of each closed facility’s production to our other facilities.

(c)
The Consumer Packaging segment current year charges primarily reflect charges associated with the closure of a converting facility and on-going closure costs for previously closed facilities. The prior year activity primarily reflects the gain on sale of our Columbus, IN laminated paperboard converting operation and Milwaukee, WI folding carton facility and on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect closure costs associated with two converting facilities, four interior packaging plants following a fiscal 2010 acquisition, the Columbus, IN laminated paperboard converting operation, and gains and losses associated with the sale of closed facilities and idled assets.

(d)
The Recycling segment current year charges primarily reflect charges associated with the closure of three collection facilities partially offset by the gain on sale of our Dallas, TX collection facility. The cumulative charges primarily reflect the charges associated with the closure of nine collection facilities acquired in the Smurfit-Stone Acquisition and certain costs for two other collections facilities previously closed.

(e)
The expenses in the “Other Costs” column primarily reflect costs incurred as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax amounts are summarized below (in millions):

	Acquisition Expense / (Income)	Integration Expenses	Other Expense / (Income)	Total
Current Qtr.	$(3.7)	$5.4	$—	$1.7
YTD Fiscal 2013	$(3.6)	$17.0	$—	$13.4
Prior Year Qtr.	$1.6	$5.9	$—	$7.5
YTD Fiscal 2012	$2.7	$20.8	$(0.6)	$22.9

Acquisition amounts include expenses associated with acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect certain integration activities to continue into fiscal 2014.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Nine Months Ended
	June 30,
	2013	2012
Accrual at beginning of fiscal year	$22.7	$26.7
Additional accruals	16.4	20.3
Payments	(14.2)	(24.2)
Adjustment to accruals	2.1	(1.2)
Accrual at June 30,	$27.0	$21.6

Reconciliation of accruals and charges to restructuring and other costs, net:
	Nine Months Ended
	June 30,
	2013	2012
Additional accruals and adjustments to accruals (see table above)	$18.5	$19.1
Acquisition (income) expense	(3.6)	2.7
Integration expenses	16.0	16.4
Net property, plant and equipment	17.1	6.5
Severance and other employee (income) expense	(2.8)	0.4
Equipment relocation	3.5	3.4
Facility carrying costs	3.7	4.5
Other	(0.4)	(0.9)
Total restructuring and other costs, net	$52.0	$52.1

Note 7.	Income Taxes

The effective tax rate for the third quarter of fiscal 2013 was an expense of approximately 30.2% and a benefit of approximately 22.1% for the nine months ended June 30, 2013. The effective tax rate for the three and nine months ended June 30, 2012 was an expense of approximately 34.5% and 37.1%, respectively. The effective tax rate for the three and nine months ended June 30, 2013 were different than the statutory rate primarily due to a change in Canadian tax law, additional benefit due to increased research and development tax credits and other tax account adjustments related to finalizing certain estimates included in our 2012 federal tax return, and the second quarter of fiscal 2013 reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit was recorded in the second quarter of fiscal 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. The effective tax rates for the three and nine months ended June 30, 2012 were primarily impacted by state taxes, the release of tax reserves due to the expiration of the statute of limitations and other tax account adjustments related to finalizing certain estimates included in our 2011 federal tax return.

As of June 30, 2013, the total amount of unrecognized tax benefits was approximately $26.0 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $17.9 million would benefit the effective tax rate.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	June 30, 2013	September 30, 2012
Balance at the beginning of period	$289.7	$287.9
Reductions related to acquisitions(1)	—	(1.4)
Additions for tax positions taken in current year	4.1	7.0
Reductions for tax positions taken in prior years	(265.7)	—
Reductions due to settlements	(0.2)	—
Reductions as a result of a lapse of the applicable statute of limitations	(1.9)	(3.8)
Balance at the end of period	$26.0	$289.7

(1)	Adjustment related to acquisitions in fiscal 2012 is related to the Smurfit-Stone Acquisition.

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out (“LIFO”) inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the first-in first-out (“FIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. Since LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and certain inventoried spare parts and supplies inventories. Inventories were as follows (in millions):

	June 30, 2013	September 30, 2012
Finished goods and work in process	$358.3	$325.4
Raw materials	416.5	372.7
Spare parts and supplies	177.6	197.1
Inventories at FIFO cost	952.4	895.2
LIFO reserve	(73.4)	(33.3)
Net inventories	$879.0	$861.9

Note 9.	Debt

At June 30, 2013, our Credit Facility (as hereinafter defined) and our 4.45% senior notes due March 2019 (“March 2019 Notes”), our 3.50% senior notes due March 2020 (“March 2020 Notes”), our 4.90% senior notes due March 2022 (“March 2022 Notes”) and our 4.00% senior notes due March 2023 (“March 2023 Notes”) were unsecured. During the quarter ended March 31, 2013, we conducted offers to exchange the March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes for new notes of the applicable series with terms substantially identical with the notes of such series that are registered under the Securities Act of 1933, as amended. In the exchange offer, $350.0 million in aggregate principal amount of the March 2019 Notes, $350.0 million in aggregate principal amount of the March 2020 Notes, $399.0 million in aggregate principal amount of the March 2022 Notes and $350.0 million in aggregate principal amount of the March 2023 Notes were validly tendered and subsequently exchanged (“Exchanged Notes”). For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2012 Form 10-K.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following were individual components of debt (in millions):

	June 30, 2013	September 30, 2012
5.625% notes due March 2013	$—	$80.6
4.45% notes due March 2019	349.8	349.7
3.50% notes due March 2020	347.4	347.1
4.90% notes due March 2022	399.3	399.3
4.00% notes due March 2023	346.5	346.3
Term loan facility(a)	947.5	1,222.6
Revolving credit and swing facilities(a)	249.9	242.3
Receivables-backed financing facility(b)	375.0	410.0
Other debt	11.0	14.6
Total debt	3,026.4	3,412.5
Less current portion of debt	54.1	261.3
Long-term debt due after one year	$2,972.3	$3,151.2

A portion of the debt classified as long-term, which includes the term loan, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and are in compliance with all of our covenants at June 30, 2013. On March 15, 2013 we repaid our 5.625% notes due March 2013 when they became due.

(a)
On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. In December 2012, in connection with the amendment of our receivables-backed financing facility (the “Receivables Facility”), we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. Effective May 3, 2013, we exercised the Leverage Reduction Option which reduced our maximum permitted Leverage Ratio to 3.5 times and decreased our Applicable Percentage 25 basis points (each as defined in the Credit Facility). On June 7, 2013, we amended the Credit Facility to, among other things, (1) modify the EBITDA definition, including but not limited to, allowing for add backs associated with proactive pension actions, synergies associated with future acquisitions and certain business interruptions covered by third parties and (2) permit a future $200 million Mexican peso sub-facility with dollar for dollar reduction to existing commitments if activated. At June 30, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $54.6 million and the application of our maximum leverage ratio subject to the facility limit, exceeded $1.2 billion.

(b)
On December 21, 2012, we amended and increased our Receivables Facility to $700.0 million, extended the maturity date to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.96% and 1.34% as of June 30, 2013 and September 30, 2012, respectively. The commitment fee for this facility was 0.25% and 0.30% as of June 30, 2013 and September 30, 2012, respectively. At June 30, 2013 and September 30, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $680.4 million and $464.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2013 was approximately $877.4 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

We disclose the fair value of our pension and postretirement assets and liabilities in our Fiscal 2012 Form 10-K and the fair value of our long-term debt below. We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities, the fair value of which are not significant.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	June 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$—	$—	$80.6	$81.7
March 2019 Notes(1)	349.8	368.7	349.7	376.6
March 2020 Notes(1)	347.4	345.3	347.1	356.3
March 2022 Notes(1)	399.3	413.0	399.3	434.0
March 2023 Notes(1)	346.5	335.9	346.3	357.7
Term loan facilities(2)	947.5	947.5	1,222.6	1,222.6
Revolving credit and swing facilities(2)	249.9	249.9	242.3	242.3
Receivables-backed financing facility(2)	375.0	375.0	410.0	410.0
Other debt(2)(3)	11.0	11.4	14.6	15.4
Total debt	$3,026.4	$3,046.7	$3,412.5	$3,496.6

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2013 and June 30, 2012, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$8.4	$7.3	$27.1	$23.3
Interest cost	49.1	55.1	150.0	165.3
Expected return on plan assets	(61.0)	(55.5)	(186.6)	(166.7)
Amortization of net actuarial loss	8.5	5.3	29.2	16.0
Amortization of prior service cost	0.5	0.3	0.9	0.6
Settlement loss recognized	—	—	0.3	—
Company defined benefit plan expense	5.5	12.5	20.9	38.5
Multiemployer and other plans	1.8	2.2	5.5	6.7
Net pension cost	$7.3	$14.7	$26.4	$45.2

During the three and nine months ended June 30, 2013, we contributed an aggregate of $48.9 million and $104.3 million, respectively, to our qualified defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $192 million in fiscal 2013 to our qualified defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $67.1 million and $202.0 million to our qualified defined benefit pension plans in the three and nine months ended June 30, 2012, respectively.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$—	$0.1	$0.8	$1.1
Interest cost	1.3	1.6	4.7	5.8
Amortization of prior service credit	—	—	(0.1)	—
Postretirement plan expense	$1.3	$1.7	$5.4	$6.9

During the three and nine months ended June 30, 2013, we contributed an aggregate of $2.9 million and $9.5 million, respectively, to our postretirement benefit plans. During the three and nine months ended June 30, 2012, we contributed an aggregate of $1.2 million and $5.7 million, respectively, to our postretirement benefit plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 12.	Share-Based Compensation

Stock Options

During the nine months ended June 30, 2013, we granted options to purchase 197,860 shares of our Class A common stock to certain employees. These options generally vest three years from the grant date; however, a portion of them are subject to earlier expense recognition due to retirement eligibility rules. These grants were valued at $29.09 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 5.8 years; an expected volatility of 44.0%; expected dividends of 1.4%; and a risk free rate of 1.0%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2013 and June 30, 2012 was $1.6 million and $2.5 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2013 and June 30, 2012 was $12.3 million and $9.9 million, respectively. The table below summarizes the changes in all stock options during the nine months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2012	1,341,969	$41.73
Granted	197,860	79.81
Exercised	(268,251)	32.18
Expired	(3,200)	34.50
Forfeited	(28,925)	65.11
Outstanding at June 30, 2013	1,239,453	$49.35	6.6	$62.6
Exercisable at June 30, 2013	724,426	$34.87	5.2	$47.1
Restricted Stock

During the nine months ended June 30, 2013, we granted 11,925 shares of restricted stock, which vest over one year, to our non-employee directors and we granted target awards of 314,120 shares of restricted stock with a service and a performance condition that generally vest over three years, to certain employees pursuant to our 2004 Incentive Stock Plan, as amended. Our grants to our non-employee directors are treated as issued and carry dividend and voting rights. During the first quarter of fiscal 2013, certain restricted shares granted in fiscal 2010 achieved the respective performance condition based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter) at 150% of target and resulted in the issuance and vesting of an additional 120,293 shares.
The aggregate fair value of restricted stock that vested during the nine months ended June 30, 2013 was $26.6 million. The aggregate fair value of restricted stock that vested during the three and nine months ended June 30, 2012 was $0.1 million and $33.0 million, respectively.

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2012	862,675	$58.66
Granted	446,338	69.83
Vested	(379,843)	43.69
Forfeited	(45,330)	65.11
Unvested at June 30, 2013 (1)	883,840	$70.40

(1)
Target awards, net of subsequent forfeitures, granted in fiscal 2013, fiscal 2012 and fiscal 2011 target awards of 308,390, 332,150 and 231,375 shares, respectively, may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

facts and assumptions we are forecasting the fiscal 2013, fiscal 2012 and fiscal 2011 performance to be attained at approximately 200%, 200% and 110% of target, respectively. However, it is possible that the performance attained may vary.

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

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as the “Boiler MACT”. The EPA also published notice in March 2011 that it would reconsider certain aspects of the Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on the EPA’s review of existing and new data provided after the March 2011 standards were issued. For the Company’s boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. On April 1, 2013, several environmental, industry and other groups filed administrative petitions with the EPA, requesting that the Agency reconsider and amend certain provisions of the December 2012 final Boiler MACT rules. It is possible that judicial proceedings challenging various aspects of the rules also may be filed. We cannot predict with certainty how any administrative or judicial proceedings relating to the rules will impact our Boiler MACT strategies and costs.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases (“GHGs”). These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources to be phased in over the next several years. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec, a province in which RockTenn conducts manufacturing operations, has become a member of the Western Climate Initiative, which is a collaboration of U.S. states, Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require capital expenditures to modify certain assets at our containerboard mill in Quebec to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations. Based on current facts and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows.

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

As of June 30, 2013, we had approximately $4.4 million reserved for environmental liabilities, of which $3.3 million is included in other long-term liabilities and $1.1 million in other current liabilities. We believe the liability for these matters was adequately reserved at June 30, 2013.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the United States District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

We have made the following guarantees as of June 30, 2013:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
in connection with the Smurfit-Stone Acquisition, we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At June 30, 2013, the maximum potential amount of future payments related to the guarantee was approximately $7 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract was called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

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

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2016. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $10 million at June 30, 2013, which would result in a purchase price of approximately 52% of our partner’s net equity reflected on Seven Hills’ June 30, 2013 balance sheet.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales (aggregate):
Corrugated Packaging	$1,719.5	$1,545.2	$4,917.8	$4,573.9
Consumer Packaging	644.8	628.9	1,882.6	1,896.9
Recycling	274.6	338.9	797.4	964.4
Total	$2,638.9	$2,513.0	$7,597.8	$7,435.2
Less net sales (intersegment):
Corrugated Packaging	$26.7	$28.7	$83.3	$91.8
Consumer Packaging	6.4	6.1	18.9	19.9
Recycling	157.5	175.0	435.3	469.7
Total	$190.6	$209.8	$537.5	$581.4
Net sales (unaffiliated customers):
Corrugated Packaging	$1,692.8	$1,516.5	$4,834.5	$4,482.1
Consumer Packaging	638.4	622.8	1,863.7	1,877.0
Recycling	117.1	163.9	362.1	494.7
Total	$2,448.3	$2,303.2	$7,060.3	$6,853.8
Segment income:
Corrugated Packaging	$196.4	$73.4	$441.9	$251.4
Consumer Packaging	76.0	83.7	205.6	248.4
Recycling	2.0	2.2	9.8	9.9
Segment income	274.4	159.3	657.3	509.7
Restructuring and other costs, net	(23.5)	(13.7)	(52.0)	(52.1)
Non-allocated expenses	(20.4)	(28.3)	(67.3)	(79.1)
Interest expense	(25.6)	(26.8)	(81.9)	(91.7)
Loss on extinguishment of debt	—	(0.1)	(0.3)	(19.6)
Interest income and other (expense) income, net	(1.8)	0.2	(1.9)	1.1
Income before income taxes	203.1	90.6	453.9	268.3
Income tax (expense) benefit	(61.4)	(31.3)	100.3	(99.5)
Consolidated net income	141.7	59.3	554.2	168.8
Less: Net income attributable to noncontrolling interests	(1.6)	(1.1)	(3.4)	(2.0)
Net income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.8	$166.8

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

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
In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including Rock-Tenn Company (the “Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include the Condensed Consolidating Statements of Income for the three and nine months ended June 30, 2013 and June 30, 2012, Condensed Consolidating Balance Sheets as of June 30, 2013 and September 30, 2012 and Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2013 and June 30, 2012.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,197.6	$429.3	$(178.6)	$2,448.3
Cost of goods sold	—	1,741.9	353.9	(144.2)	1,951.6
Gross profit	—	455.7	75.4	(34.4)	496.7
Selling, general and administrative expenses	—	213.0	30.9	—	243.9
Restructuring and other costs, net	(4.6)	19.5	8.6	—	23.5
Operating profit (loss)	4.6	223.2	35.9	(34.4)	229.3
Interest expense	(24.8)	(11.8)	(6.7)	17.7	(25.6)
Interest income and other income (expense), net	13.0	(33.2)	1.7	16.7	(1.8)
Equity in income of unconsolidated entities	—	1.2	—	—	1.2
Equity in income of consolidated entities	144.7	21.3	—	(166.0)	—
Income before income taxes	137.5	200.7	30.9	(166.0)	203.1
Income tax benefit (expense)	2.6	(62.0)	(2.0)	—	(61.4)
Consolidated net income	140.1	138.7	28.9	(166.0)	141.7
Less: Net income attributable to noncontrolling interests	—	(1.1)	(0.5)	—	(1.6)
Net income attributable to Rock-Tenn Company shareholders	$140.1	$137.6	$28.4	$(166.0)	$140.1
Comprehensive income attributable to Rock-Tenn Company shareholders	$131.1	$128.5	$8.8	$(137.3)	$131.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$0.1	$2,052.4	$410.3	$(159.6)	$2,303.2
Cost of goods sold	—	1,730.9	335.7	(123.2)	1,943.4
Gross profit	0.1	321.5	74.6	(36.4)	359.8
Selling, general and administrative expenses	0.5	198.1	31.0	—	229.6
Restructuring and other costs, net	1.5	10.5	1.7	—	13.7
Operating profit (loss)	(1.9)	112.9	41.9	(36.4)	116.5
Interest expense	(24.6)	(5.0)	(7.7)	10.5	(26.8)
Loss on extinguishment of debt	(0.1)	—	—	—	(0.1)
Interest income and other income (expense), net	6.9	(32.5)	(0.1)	25.9	0.2
Equity in income of unconsolidated entities	—	0.8	—	—	0.8
Equity in income (loss) of consolidated entities	70.2	12.5	—	(82.7)	—
Income before income taxes	50.5	88.7	34.1	(82.7)	90.6
Income tax benefit (expense)	7.7	(29.2)	(9.8)	—	(31.3)
Consolidated net income	58.2	59.5	24.3	(82.7)	59.3
Less: Net income attributable to noncontrolling interests	—	(0.9)	(0.2)	—	(1.1)
Net income attributable to Rock-Tenn Company shareholders	$58.2	$58.6	$24.1	$(82.7)	$58.2
Comprehensive income attributable to Rock-Tenn Company shareholders	$55.4	$60.5	$17.7	$(78.2)	$55.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.1)	$6,314.4	$1,250.0	$(504.0)	$7,060.3
Cost of goods sold	—	5,125.1	1,040.4	(396.6)	5,768.9
Gross profit	(0.1)	1,189.3	209.6	(107.4)	1,291.4
Selling, general and administrative expenses	—	618.9	85.4	—	704.3
Restructuring and other costs, net	(3.9)	39.3	16.6	—	52.0
Operating profit (loss)	3.8	531.1	107.6	(107.4)	535.1
Interest expense	(78.8)	(35.8)	(19.2)	51.9	(81.9)
Loss on extinguishment of debt	(0.1)	—	(0.2)	—	(0.3)
Interest income and other income (expense), net	38.9	(98.3)	2.0	55.5	(1.9)
Equity in income of unconsolidated entities	—	2.9	—	—	2.9
Equity in income of consolidated entities	572.7	41.8	—	(614.5)	—
Income before income taxes	536.5	441.7	90.2	(614.5)	453.9
Income tax benefit (expense)	14.3	106.6	(20.6)	—	100.3
Consolidated net income	550.8	548.3	69.6	(614.5)	554.2
Less: Net income attributable to noncontrolling interests	—	(2.7)	(0.7)	—	(3.4)
Net income attributable to Rock-Tenn Company shareholders	$550.8	$545.6	$68.9	$(614.5)	$550.8
Comprehensive income attributable to Rock-Tenn Company shareholders	$553.4	$548.8	$45.5	$(594.3)	$553.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.1)	$6,119.3	$1,233.7	$(499.1)	$6,853.8
Cost of goods sold	—	5,094.1	1,028.6	(381.7)	5,741.0
Gross profit	(0.1)	1,025.2	205.1	(117.4)	1,112.8
Selling, general and administrative expenses	1.8	590.4	92.9	—	685.1
Restructuring and other costs, net	2.6	28.5	21.0	—	52.1
Operating profit (loss)	(4.5)	406.3	91.2	(117.4)	375.6
Interest expense	(81.6)	(34.5)	(21.8)	46.2	(91.7)
Loss on extinguishment of debt	(19.6)	—	—	—	(19.6)
Interest income and other income (expense), net	38.5	(108.9)	0.3	71.2	1.1
Equity in income of unconsolidated entities	—	2.9	—	—	2.9
Equity in income (loss) of consolidated entities	208.5	5.7	—	(214.2)	—
Income before income taxes	141.3	271.5	69.7	(214.2)	268.3
Income tax benefit (expense)	25.5	(101.2)	(23.8)	—	(99.5)
Consolidated net income	166.8	170.3	45.9	(214.2)	168.8
Less: Net income attributable to noncontrolling interests	—	(2.0)	—	—	(2.0)
Net income attributable to Rock-Tenn Company shareholders	$166.8	$168.3	$45.9	$(214.2)	$166.8
Comprehensive income attributable to Rock-Tenn Company shareholders	$185.9	$189.3	$58.2	$(247.5)	$185.9

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4.8	$0.6	$36.9	$—	$42.3
Restricted cash	9.3	—	—	—	9.3
Accounts receivable, net	—	86.5	1,076.7	(52.2)	1,111.0
Inventories	—	720.0	159.0	—	879.0
Other current assets	15.2	264.7	28.2	(16.2)	291.9
Intercompany receivables	111.5	598.9	80.0	(790.4)	—
Total current assets	140.8	1,670.7	1,380.8	(858.8)	2,333.5
Net property, plant and equipment	—	5,103.9	454.6	—	5,558.5
Goodwill	—	1,762.5	97.8	—	1,860.3
Intangibles, net	—	718.8	11.4	—	730.2
Intercompany notes receivable	767.9	487.1	1.3	(1,256.3)	—
Investments in consolidated subsidiaries	6,197.6	333.4	—	(6,531.0)	—
Other assets	43.7	146.3	45.1	(7.0)	228.1
	$7,150.0	$10,222.7	$1,991.0	$(8,653.1)	$10,710.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$54.1	$—	$54.1
Accounts payable	—	697.6	112.7	(52.2)	758.1
Accrued compensation and benefits	—	181.4	31.4	—	212.8
Other current liabilities	30.6	150.8	42.5	(16.2)	207.7
Intercompany payables	630.5	76.0	83.9	(790.4)	—
Total current liabilities	661.1	1,105.8	324.6	(858.8)	1,232.7
Long-term debt due after one year	2,429.4	—	542.9	—	2,972.3
Intercompany notes payable	109.3	733.9	413.1	(1,256.3)	—
Pension liabilities, net of current portion	—	1,210.3	157.1	—	1,367.4
Postretirement benefit liabilities, net of current portion	—	98.5	45.7	—	144.2
Deferred income taxes	—	862.3	16.3	(7.0)	871.6
Other long-term liabilities	4.6	157.1	3.3	—	165.0
Redeemable noncontrolling interests	—	6.9	4.6	—	11.5
Total Rock-Tenn Company shareholders’ equity	3,945.6	6,047.6	483.4	(6,531.0)	3,945.6
Noncontrolling interests	—	0.3	—	—	0.3
Total equity	3,945.6	6,047.9	483.4	(6,531.0)	3,945.9
	$7,150.0	$10,222.7	$1,991.0	$(8,653.1)	$10,710.6

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$75.9	$745.9	$(65.2)	$(34.0)	$722.6
Investing activities:
Capital expenditures	—	(293.9)	(13.2)	—	(307.1)
Cash paid for purchase of business	—	(6.2)	—	—	(6.2)
Return of capital from unconsolidated entities	—	0.8	—	—	0.8
Proceeds from sale of property, plant and equipment	—	11.1	0.8	—	11.9
Proceeds from property, plant and equipment insurance settlement	—	7.7	—	—	7.7
Intercompany notes issued	(1.0)	(346.9)	—	347.9	—
Intercompany notes proceeds	0.2	263.1	—	(263.3)	—
Intercompany capital investment	—	0.4	—	(0.4)	—
Net cash used for investing activities	(0.8)	(363.9)	(12.4)	84.2	(292.9)
Financing activities:
Additions to revolving credit facilities	73.9	—	21.0	—	94.9
Repayments of revolving credit facilities	(48.0)	—	(24.2)	—	(72.2)
Additions to debt	—	—	226.2	—	226.2
Repayments of debt	(355.6)	—	(264.8)	—	(620.4)
Debt issuance costs	(1.1)	—	(0.7)	—	(1.8)
Debt extinguishment costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	1.0	—	—	—	1.0
Excess tax benefits from share-based compensation	—	4.8	—	—	4.8
Advances from (repayments to) consolidated entities	313.3	(387.1)	73.8	—	—
Advances from unconsolidated entity	—	0.9	—	—	0.9
Cash dividends paid to shareholders	(53.7)	—	—	—	(53.7)
Cash distributions paid to noncontrolling interests	—	—	(3.9)	—	(3.9)
Intercompany notes borrowing	—	—	347.9	(347.9)	—
Intercompany notes payments	—	—	(263.3)	263.3	—
Intercompany capital return	—	—	(0.4)	0.4	—
Intercompany dividends	—	—	(34.0)	34.0	—
Net cash (used for) provided by financing activities	(70.3)	(381.4)	77.6	(50.2)	(424.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	4.8	0.6	(0.3)	—	5.1
Cash and cash equivalents at beginning of period	—	—	37.2	—	37.2
Cash and cash equivalents at end of period	$4.8	$0.6	$36.9	$—	$42.3

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$21.4	$438.0	$122.8	$(40.8)	$541.4
Investing activities:
Capital expenditures	—	(333.4)	(14.9)	—	(348.3)
Cash paid for purchase of business, net of cash acquired	(87.5)	(33.0)	—	—	(120.5)
Investment in unconsolidated entities	—	(1.7)	—	—	(1.7)
Return of capital from unconsolidated entities	—	1.6	—	—	1.6
Proceeds from sale of property, plant and equipment	—	37.0	0.1	—	37.1
Proceeds from property, plant and equipment insurance settlement	—	10.2	—	—	10.2
Intercompany notes issued	(0.9)	(161.9)	—	162.8	—
Intercompany notes proceeds	13.9	162.7	—	(176.6)	—
Intercompany capital investment	(93.4)	—	—	93.4	—
Net cash used for investing activities	(167.9)	(318.5)	(14.8)	79.6	(421.6)
Financing activities:
Proceeds from issuance of notes	748.9	—	—	—	748.9
Additions to revolving credit facilities	255.5	—	55.1	—	310.6
Repayments of revolving credit facilities	(98.4)	—	(45.9)	—	(144.3)
Additions to debt	227.0	—	86.8	—	313.8
Repayments of debt	(1,127.6)	(28.8)	(162.9)	—	(1,319.3)
Debt issuance costs	(6.5)	—	—	—	(6.5)
Debt extinguishment costs	(13.9)	—	—	—	(13.9)
Issuances of common stock, net of related minimum tax withholdings	0.4	—	—	—	0.4
Excess tax benefits from share-based compensation	—	10.8	—	—	10.8
Advances from (repayments to) consolidated entities	203.8	(148.1)	(55.7)	—	—
Repayments to unconsolidated entity	—	(0.3)	—	—	(0.3)
Cash dividends paid to shareholders	(42.4)	—	—	—	(42.4)
Cash distributions paid to noncontrolling interests	—	—	(0.4)	—	(0.4)
Intercompany notes borrowing	—	—	162.8	(162.8)	—
Intercompany notes payments	—	—	(176.6)	176.6	—
Intercompany capital receipt	—	43.4	50.0	(93.4)	—
Intercompany dividends	—	—	(40.8)	40.8	—
Net cash provided by (used for) financing activities	146.8	(123.0)	(127.6)	(38.8)	(142.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6
Increase (decrease) in cash and cash equivalents	0.3	(3.5)	(19.0)	—	(22.2)
Cash and cash equivalents at beginning of period	—	3.6	38.1	—	41.7
Cash and cash equivalents at end of period	$0.3	$0.1	$19.1	$—	$19.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2012, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2012 Form 10-K. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments.

Overview

Net sales of $2,448.3 million for the third quarter of fiscal 2013 increased $145.1 million, or 6.3%, over the third quarter of fiscal 2012, primarily as a result of increased containerboard and corrugated boxes and sheet selling prices and generally higher volumes across our businesses that was partially offset by generally lower prices in our Consumer Packaging and Recycling segments and lower recycling volumes. Total segment income increased $115.1 million or 72.3% to $274.4 million in the third quarter of fiscal 2013 compared to the prior year quarter primarily as a result of higher containerboard and corrugated selling prices, increased volumes, increased synergies from acquisitions and decreased recycled fiber costs. Corrugated segment results for the third quarter of fiscal 2013 included an $11.4 million credit to cost of goods sold as a reduction to amortization expense related to a restructuring and extension of a steam supply contract. Our Corrugated segment performance also reflected increased income compared to the prior year quarter which included higher costs associated with the major capital projects to modernize our Hodge, LA mill and associated higher costs.

In the third quarter of fiscal 2013, Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense (as hereinafter defined) was $216.4 million. See our reconciliations of the following Non-GAAP measures: (1) adjusted earnings per diluted share, (2) adjusted net income and (3) Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense in the “Non-GAAP Financial Measures” section below.

Net income in the third quarter of fiscal 2013 was $140.1 million compared to $58.2 million in the third quarter of last year. Adjusted net income (as hereinafter defined) in the third quarter of fiscal 2013 increased $89.7 million over the third quarter of last year to $158.1 million.

Adjusted earnings per diluted share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings per diluted share	$1.91	$0.81	$7.55	$2.31

Alternative fuel mixture tax credit tax reserve adjustment	—	—	(3.47)	—
Restructuring and other costs and operating losses and transition costs due to plant closures	0.25	0.14	0.55	0.61
Loss on extinguishment of debt	—	—	—	0.17

Adjusted earnings per diluted share	$2.16	$0.95	$4.63	$3.09

In the third quarter of fiscal 2013, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.25 per diluted share and consisted primarily of $25.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and $1.7 million of pre-tax acquisition and integration costs.

In the third quarter of fiscal 2012, restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest were $0.14 per diluted shared and consisted primarily of $7.5 million of pre-tax integration and acquisition costs, $6.2 million of pre-tax facility closure charges primarily related to corrugated container plants acquired in the Smurfit-Stone Acquisition, the permanent shutdown of the medium machine at Hodge, LA containerboard mill, net of a gain on sale of our Columbus, IN laminated converting facility, and $1.9 million of pre-tax operating losses and transition costs primarily related to corrugated container plants acquired in the Smurfit-Stone Acquisition.

In the nine months ended June 30, 2013, we recorded a tax benefit of $3.47 per diluted share for the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. The benefit was recorded in the second quarter of fiscal 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. Our restructuring and other costs and operating losses and transition costs due to plant closures in the nine months ended June 30, 2013 were $0.55 per diluted share and consisted primarily of $13.4 million of pre-tax acquisition and integration costs and $46.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants.

Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest, in the nine months ended June 30, 2012 aggregated to $0.61 per diluted shared and consisted primarily of $29.1 million of pre-tax facility closure charges primarily related to the Matane mill, a Hodge, LA paper machine closure and corrugated container plants acquired in the Smurfit-Stone Acquisition, net of gains on sales of certain previously closed facilities, $11.2 million of pre-tax operating losses and transition costs primarily in connection with the Matane mill closure and consolidating converting facilities and $22.9 million of pre-tax integration and acquisition costs that primarily consisted of professional services and other employee costs. We recognized a pre-tax loss on extinguishment of debt in the second quarter of fiscal 2012 of $19.5 million, or $0.17 per diluted share primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

We discuss the restructuring and other costs in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012	$2,267.7	$2,282.9	$2,303.2	$6,853.8	$2,353.8	$9,207.6
Fiscal 2013	$2,287.1	$2,324.9	$2,448.3	$7,060.3
% Change	0.9%	1.8%	6.3%	3.0%

Net sales in the third quarter of fiscal 2013 increased $145.1 million compared to the third quarter of fiscal 2012 primarily as a result of higher containerboard and corrugated boxes and sheet selling prices and generally higher volumes that were partially offset by generally lower prices in our Consumer Packaging and Recycling segments. Similarly, net sales in the nine months ended June 30, 2013 increased $206.5 million compared to the nine months ended June 30, 2012.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012	$1,875.5	$1,922.1	$1,943.4	$5,741.0	$1,933.9	$7,674.9
(% of Net Sales)	82.7%	84.2%	84.4%	83.8%	82.2%	83.4%

Fiscal 2013	$1,877.6	$1,939.7	$1,951.6	$5,768.9
(% of Net Sales)	82.1%	83.4%	79.7%	81.7%

Cost of goods sold as a percentage of net sales decreased in the third quarter of fiscal 2013 compared to the prior year third quarter primarily as a result of higher corrugated selling prices, relatively flat depreciation and amortization expense as a result of an $11.4 million credit to amortization expense related to a restructuring and extension of a steam supply contract and decreased recycled fiber costs that were partially offset by $14.4 million of increased maintenance expense, $8.0 million of increased energy costs and $3.7 million of increased amortization of major maintenance outage expense primarily in our containerboard mills. Aggregate recycled and virgin fiber decreased $4.1 million.

Cost of goods sold as a percentage of net sales decreased in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 primarily as a result of higher corrugated selling prices and decreased recycled fiber costs partially offset by a $31.8 million increase in amortization of major maintenance outage expense primarily in our containerboard mills, $11.4 million of increased maintenance expense and increased depreciation and amortization expense of $13.4 million due to capital investments net of a $11.4 million credit to amortization expense related to a restructuring and extension of a steam supply contract. Aggregate recycled and virgin fiber decreased $32.8 million.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012	$225.9	$229.6	$229.6	$685.1	$242.4	$927.5
(% of Net Sales)	10.0%	10.1%	10.0%	10.0%	10.3%	10.1%

Fiscal 2013	$223.0	$237.4	$243.9	$704.3
(% of Net Sales)	9.8%	10.2%	10.0%	10.0%

Selling, general and administrative (“SG&A”) expenses increased $14.3 million in the third quarter of fiscal 2013 compared to the prior year period primarily due to increased compensation and benefit costs partially offset by decreased pension costs. Similarly, SG&A expenses increased $19.2 million in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $23.5 million and $13.7 million in the third quarter of fiscal 2013 and 2012, respectively. We recorded aggregate pre-tax restructuring and other costs of $52.0 million and $52.1 million in the nine months ended June 30, 2013 and June 30, 2012, respectively. Amounts recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the third quarter of fiscal 2013 decreased to $25.6 million from $26.8 million for the same quarter last year and included amortization of deferred financing costs of $2.5 million compared to $2.6 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.9 million, higher average interest rates increased interest expense by approximately $0.8 million and deferred financing costs decreased $0.1 million.

Interest expense for the nine months ended June 30, 2013 decreased to $81.9 million from $91.7 million for the same period last year and included amortization of deferred financing costs of $7.6 million compared to $8.1 million for the same period of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $4.5 million, lower average interest rates decreased interest expense by approximately $4.8 million and deferred financing costs decreased $0.5 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended June 30, 2013 was $0.3 million. Loss on extinguishment of debt for the three and nine months ended June 30, 2012 was $0.1 million and $19.6 million, respectively, primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense unamortized deferred financing and discount costs.

Provision for Income Taxes

We recorded income tax expense of $61.4 million and a benefit of $100.3 million for the three and nine months ended June 30, 2013, respectively, compared to income tax expense of $31.3 million and $99.5 million for the three and nine months ended June 30, 2012, respectively. The effective tax rate expense for the three months ended June 30, 2013 was approximately 30.2% and a benefit of 22.1% for the nine months ended June 30, 2013. The effective tax rates for the three and nine months ended June 30, 2012 were approximately 34.5% and 37.1%, respectively. The effective tax rate benefit for the nine months ended June 30, 2013 was different than the statutory rate primarily due to the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit was recorded in the second quarter of fiscal 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Third Quarter	1,545.2	73.4	4.8
Nine Months Ended June 30, 2012	4,573.9	251.4	5.5
Fourth Quarter	1,597.3	112.6	7.0
Fiscal 2012	$6,171.2	$364.0	5.9%

First Quarter	$1,589.9	$137.8	8.7%
Second Quarter	1,608.4	107.7	6.7
Third Quarter	1,719.5	196.4	11.4
Nine Months Ended June 30, 2013	$4,917.8	$441.9	9.0%

References to Containerboard in the Corrugated Packaging shipments and production tables include kraft paper and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively. Kraft paper tons shipped, in thousands, were 7.3, 18.7, 2.7 and 0.5 in third and fourth quarter of fiscal 2011 and the first and second quarter of fiscal 2012, respectively.

Corrugated Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012
Corrugated Containers Shipments - BSF	19.0	19.1	19.5	57.6	19.7	77.3
Corrugated Containers Per Shipping Day - MMSF	317.2	298.3	309.3	308.1	313.0	309.3

Containerboard	1,832.0	1,695.9	1,722.9	5,250.8	1,859.1	7,109.9
Pulp	75.0	61.5	73.8	210.3	77.0	287.3
Bleached Linerboard	29.3	28.5	32.3	90.1	31.0	121.1
Total Tons	1,936.3	1,785.9	1,829.0	5,551.2	1,967.1	7,518.3

Fiscal 2013
Corrugated Containers Shipments - BSF	19.2	18.9	19.7	57.8
Corrugated Containers Per Shipping Day - MMSF	314.1	305.4	308.7	309.4

Containerboard	1,816.6	1,721.1	1,830.1	5,367.8
Pulp	73.4	62.1	68.1	203.6
Bleached Linerboard	30.2	30.9	32.6	93.7
Total Tons	1,920.2	1,814.1	1,930.8	5,665.1

Corrugated Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012
Containerboard	1,843.5	1,736.5	1,676.4	5,256.4	1,852.1	7,108.5
Pulp	77.9	58.1	75.5	211.5	75.4	286.9
Bleached Linerboard	27.7	27.1	30.8	85.6	33.8	119.4
Total Tons	1,949.1	1,821.7	1,782.7	5,553.5	1,961.3	7,514.8

Fiscal 2013
Containerboard	1,837.8	1,742.9	1,808.7	5,389.4
Pulp	74.0	58.9	71.5	204.4
Bleached Linerboard	26.2	30.1	32.5	88.8
Total Tons	1,938.0	1,831.9	1,912.7	5,682.6

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $174.3 million in the third quarter of fiscal 2013 compared to the prior year quarter primarily due to higher corrugated selling prices and volumes.

Net sales of the Corrugated Packaging segment increased $343.9 million in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 primarily due to higher corrugated selling prices and volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2013 increased $123.0 million to $196.4 million compared to $73.4 million in the prior year third quarter. The increase in segment income was primarily a result of higher selling prices, higher volumes and increased synergies. Maintenance costs increased $16.5 million and amortization of major maintenance outage expense increased $3.1 million compared to the prior year period. Corrugated segment results for the third quarter of fiscal 2013 included an $11.4 million credit to amortization expense related to a restructuring and extension of a steam supply contract. Our Corrugated Packaging segment performance also reflected increased income compared to the prior year quarter which included higher costs associated with the major capital projects to modernize our Hodge, LA mill and associated higher costs. Additionally, at our mills, energy costs decreased $7.8 million or $4 per ton and aggregate fiber costs decreased approximately $3.8 million or $2 per ton, each on a volume adjusted basis. Freight expense increased $9.7 million, in part due to higher volumes.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2013 increased $190.5 million to $441.9 million compared to $251.4 million in the nine months ended June 30, 2012. The increase in segment income was primarily a result of higher selling prices, higher volumes and increased synergies. Amortization of major maintenance outage expense increased $31.2 million and maintenance costs increased $11.5 million and were partially offset by $7.8 million of decreased energy costs each as compared to the prior year period. Corrugated Packaging segment results for current year period reflect the income from the energy supply agreement and the Hodge operating improvements noted above. The second quarter of fiscal 2012 included $6.7 million of losses at our then recently closed Matane, Quebec containerboard mill. Additionally, at our mills, aggregate fiber costs decreased approximately $23.2 million or $4 per ton, energy costs decreased approximately $18.9 million or $3 per ton, chemical costs increased $20.0 million or $4 per ton, each on a volume adjusted basis. Freight expense increased $27.4 million, in part due to higher volumes, and depreciation and amortization expense increased $12.9 million in the segment, net of an $11.4 million credit to amortization expense related to a restructuring and extension of a steam supply contract.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Third Quarter	628.9	83.7	13.3
Nine Months Ended June 30, 2012	1,896.9	248.4	13.1
Fourth Quarter	660.6	98.8	15.0
Fiscal 2012	$2,557.5	$347.2	13.6%

First Quarter	$611.3	$66.5	10.9%
Second Quarter	626.5	63.1	10.1
Third Quarter	644.8	76.0	11.8
Nine Months Ended June 30, 2013	$1,882.6	$205.6	10.9%

References to Recycled paperboard in the Consumer Packaging shipments and production tables include coated and specialty paperboard, including gypsum paperboard liner tons produced by Seven Hills, and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.1	15.3	5.2	20.5
Consumer Packaging Converting Per Shipping Day - MMSF	83.5	81.0	80.6	81.6	83.1	82.0

Recycled Paperboard	222.8	236.8	231.8	691.4	237.9	929.3
Bleached Paperboard	83.8	87.4	91.5	262.7	90.3	353.0
Pulp	24.9	25.1	24.3	74.3	21.9	96.2
Total Tons	331.5	349.3	347.6	1,028.4	350.1	1,378.5

Fiscal 2013
Consumer Packaging Converting Shipments - BSF	4.9	5.2	5.3	15.4
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.3	82.4

Recycled Paperboard	231.5	241.1	247.3	719.9
Bleached Paperboard	87.6	79.0	87.6	254.2
Pulp	26.7	18.9	28.1	73.7
Total Tons	345.8	339.0	363.0	1,047.8

Consumer Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012
Recycled Paperboard	227.3	234.6	234.1	696.0	239.0	935.0
Bleached Paperboard	87.5	85.6	87.9	261.0	91.0	352.0
Pulp	27.0	25.1	26.4	78.5	26.6	105.1
Total Tons	341.8	345.3	348.4	1,035.5	356.6	1,392.1

Fiscal 2013
Recycled Paperboard	235.2	238.1	245.9	719.2
Bleached Paperboard	89.2	76.3	88.6	254.1
Pulp	27.9	20.5	27.9	76.3
Total Tons	352.3	334.9	362.4	1,049.6

Net Sales (Consumer Packaging Segment)

The 2.5% increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2013 compared to the prior year third quarter was primarily due to increased converting, display and recycled mill volumes partially offset by generally lower selling prices across the segment.

The 0.8% decrease in net sales for the Consumer Packaging segment in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 was primarily due to generally lower selling prices across the segment and decreased volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill partially offset by increased recycled mill, converting and display volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2013 decreased $7.7 million compared to the prior year quarter primarily due to generally lower selling prices and increased virgin fiber and energy costs that were partially offset by lower recycled fiber costs. At our mills, virgin fiber costs increased $2.6 million, or $22 per ton, energy costs increased $4.5 million, or $13 per ton, and recycled fiber costs decreased approximately $2.9 million, or $13 per ton compared to the prior year third quarter.

Segment income of the Consumer Packaging segment in the nine months ended June 30, 2013 decreased $42.8 million compared to the nine months ended June 30, 2012 primarily due to generally lower selling prices, lower income from promotional displays that resulted primarily from higher containerboard prices, increased virgin fiber and energy costs that were partially offset by lower recycled fiber costs. At our mills, virgin fiber costs increased $7.9 million, or $24 per ton, energy costs increased $8.9 million, or $9 per ton, and recycled fiber costs decreased approximately $17.5 million, or $27 per ton compared to the nine months ended June 30, 2012.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Third Quarter	338.9	2.2	0.6
Nine Months Ended June 30, 2012	964.4	9.9	1.0
Fourth Quarter	264.4	(2.8)	(1.1)
Fiscal 2012	$1,228.8	$7.1	0.6%

First Quarter	$251.8	$4.3	1.7%
Second Quarter	271.0	3.5	1.3
Third Quarter	274.6	2.0	0.7
Nine Months Ended June 30, 2013	$797.4	$9.8	1.2%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2012	2,064.5	1,996.9	2,039.7	6,101.1	2,014.5	8,115.6
Fiscal 2013	1,945.0	1,802.5	1,819.2	5,566.7

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $64.3 million for the third quarter of fiscal 2013 compared to the prior year third quarter primarily due to lower selling prices and volumes due in part to several plant closures and exiting low margin business. Similarly, our Recycling segment net sales decreased $167.0 million in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment decreased $0.2 million in the third quarter of fiscal 2013 compared to the prior year third quarter primarily due to lower sales and increased bad debt expense, which more than offset cost structure improvements. Segment income attributable to the Recycling segment decreased $0.1 million in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 primarily due to lower tons sold and lower recycled fiber prices which compressed margins and offset cost structure improvements.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Cash and cash equivalents was $42.3 million at June 30, 2013 and $37.2 million at September 30, 2012. At June 30, 2013 and September 30, 2012, total debt was $3,026.4 million and $3,412.5 million, respectively. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.5 billion at June 30, 2013. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2013.

On September 27, 2012, we entered into an unsecured Amended and Restated Credit Agreement with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. In December 2012, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. Effective May 3, 2013, we exercised the Leverage Reduction Option which reduced our maximum permitted Leverage Ratio to 3.5 times and decreased our Applicable Percentage 25 basis points (each as defined in the Credit Facility). On June 7, 2013, we amended the Credit Facility to, among other things, (1) modify the EBITDA definition, including but not limited to, allowing for add backs associated with proactive pension actions, synergies associated with future acquisitions and certain business interruptions covered by third parties and (2) permit a future $200 million Mexican peso sub-facility with dollar for dollar reduction to existing commitments if activated.

On December 21, 2012, we amended and increased our receivables-backed financing facility to $700.0 million, extended the maturity date of the Receivables Facility to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At June 30, 2013, we had $375.0 million of our $680.4 million maximum available borrowings outstanding under the Receivables Facility.

At June 30, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $54.6 million and the application of our maximum leverage ratio subject to the facility limit, exceeded $1.2 billion.

On March 15, 2013 we repaid our 5.625% notes due March 2013 when they became due utilizing cash flow from operations and borrowings under our Receivables Facility. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt.

Cash Flow Activity

Net cash provided by operating activities during the nine months ended June 30, 2013 and June 30, 2012 was $722.6 million and $541.4 million, respectively. The increase in the current year period is primarily due to increased income and decreased pension funding requirements in the nine months ended June 30, 2013 partially offset by a greater use of working capital in the current year period.

Net cash used for investing activities was $292.9 million during the nine months ended June 30, 2013 compared to $421.6 million for the comparable period of the prior year. Net cash used for investing activities in the nine months ended June 30, 2013 consisted primarily of $307.1 million of capital expenditures and $6.2 million for the purchase of a business that were partially offset by proceeds from the sale of property, plant and equipment and an insurance settlement. Net cash used for investing activities for the nine months ended June 30, 2012 consisted primarily of $348.3 million of capital expenditures and $120.5 million paid for the purchase of businesses, primarily for the GMI and Mid South acquisitions, which was partially offset by $37.1 million of proceeds from the sale of property, plant and equipment which consisted primarily of corrugated converting facilities we previously closed and $10.2 million of proceeds from a property, plant and equipment insurance settlement related to the Demopolis, AL turbine failure. We estimate fiscal 2013 capital expenditures will be approximately $425 to $450 million and fiscal 2014 capital expenditures will be approximately $525 to $550 million. The projected $100 million increase over fiscal 2013 levels includes approximately $45 million of Boiler MACT spending. The $45 million includes an estimated $28 million that will be part of our total estimated spending of $80 million at our containerboard mills and approximately $17 million at our Demopolis, AL bleached paperboard mill on a project with a total estimated cost of $68 million to build a new fluidized bed biomass boiler that will replace two 1950’s power boilers that are expected to be completed in fiscal 2016. The boiler replacement project will allow us to avoid approximately $30 million in capital that would have been required for Boiler MACT compliance. We will also build a new wood yard and chip delivery system at our Florence, SC containerboard mill at a cost of approximately $40 million that we expect to complete at the end of fiscal 2014. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2013 major capital investment at one of our containerboard mills, which would increase capital spending to the extent paid. It is possible that our capital expenditure assumptions may change, the project completion dates may change, or we may decide to spend a different amount.

Net cash used for financing activities was $424.3 million during the nine months ended June 30, 2013 compared to net cash used for financing activities of $142.6 million in the same period last year. In the nine months ended June 30, 2013, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $371.5 million and cash dividends paid to shareholders of $53.7 million. In the nine months ended June 30, 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $90.3 million, cash dividends paid to shareholders of $42.4 million and $20.4 million of debt issuance and extinguishment costs.

Based on current facts and assumptions, including the reversal of $254.1 million of tax reserves relating to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition, we expect an income tax benefit in fiscal 2013 and we expect our cash tax payments to be less than our income tax expense in fiscal 2014 and 2015 primarily due to accelerated depreciation deductions due to the American Taxpayer Relief Act of 2012, the utilization of all or a portion of our federal and state net operating loss carryforwards, Cellulosic Biofuel Producer Credit carryforwards and Alternative Minimum Tax Credit carryforwards. At June 30, 2013, the federal, state and Canadian net operating losses, Cellulosic Biofuel Producer Credits, Alternative Minimum Tax Credits and other federal tax and state credits available to us aggregated to approximately $592 million in future potential reductions of U.S. federal, state and Canadian cash taxes. This amount includes the impact of the reversal of previously established alternative fuel mixture credit tax reserves discussed above. Based on our current projections, we expect to utilize the federal credits over the next two to three years and the state credits over a longer period of time. However, it is possible that our utilization may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors.

We made contributions of $104.3 million to our pension and supplemental retirement plans during the nine months ended June 30, 2013. Based on current facts and assumptions, we anticipate contributing approximately $192 million and $213 million to our qualified defined benefit pension plans in fiscal 2013 and fiscal 2014, respectively, and expect to distribute approximately $25 million in the third quarter of fiscal 2014 related to our unfunded Supplemental Executive Retirement Plan. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute a different amount. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In July 2013, our board of directors approved our August 2013 quarterly dividend of $0.30 per share and in May 2013 we paid $0.30 per share, indicating a current annualized dividend of $1.20 per share on our common stock and a 33% increase over the $0.225 per share accelerated February 2013 dividend paid in December 2012 and the $0.225 per share paid November 2012.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to Rock-Tenn Company shareholders	$140.1	$58.2	$550.8	$166.8

Alternative fuel mixture tax credit tax reserve adjustment	—	—	(252.9)	—
Restructuring and other costs and operating losses and transition costs due to plant closures	18.0	10.0	39.9	43.7
Loss on extinguishment of debt	—	—	0.2	12.3
Acquisition inventory step-up	—	0.2	—	0.4

Adjusted net income	$158.1	$68.4	$338.0	$223.2

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	June 30, 2013	March 31, 2013	September 30, 2012
Current Portion of Debt	$54.1	$29.7	$261.3
Long-Term Debt Due After One Year	2,972.3	3,149.3	3,151.2
	3,026.4	3,179.0	3,412.5
Less: Hedge Adjustments Resulting From Fair Value Interest Rate Derivatives or Swaps	—	—	(0.1)
	3,026.4	3,179.0	3,412.4
Less: Cash and Cash Equivalents	(42.3)	(51.3)	(37.2)
Net Debt	$2,984.1	$3,127.7	$3,375.2

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

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense for the three months ended June 30, 2013 using the various non-GAAP and GAAP measures referenced above (in millions):

Net debt repayment	$143.6
Cash dividends paid to shareholders	21.6
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	6.2
Pension and postretirement funding more than expense	45.0
Cash generated for Net Debt repayment, dividends, acquisition / investments and pension in excess of expense	$216.4

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2013 and fiscal 2014, as well as amounts and timing of specific projects; our estimate of the cost and timing of compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements; the amounts of our anticipated contributions to our qualified defined benefit pension plans in fiscal 2013 and fiscal 2014; the amount we expect to distribute in the third quarter of fiscal 2014 related to our unfunded Supplemental Executive Retirement Plan; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; a current annualized dividend rate of $1.20 per share on our common stock; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends, pension payments, working capital needs, note repurchases, and repayments of current portion of long-term debt for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; we expect the goodwill acquired in the GMI and Mid South acquisitions to be amortizable for income tax purposes; we expect our cash tax payments to be less than our income tax expense in fiscal 2014 and 2015 primarily due to accelerated depreciation deductions due to the American Taxpayer Relief Act of 2012, the utilization of all or a portion of our federal and state net operating loss carryforwards, Cellulosic Biofuel Producer Credit carryforwards and Alternative Minimum Tax Credit carryforwards and other federal and state tax credits available to us, and the aggregate value of those credits in future potential reductions of U.S. federal and state cash taxes, and our expectation that we will use the federal credits over the next two to three years and the state credits over a longer period of time. It is possible that our expected cash tax payments may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors, and our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2014.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and cellulosic biofuel producer credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or dispute resolutions on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends, pension payments, working capital needs, note repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our fiscal 2012 Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

ROCK-TENN COMPANY
(Registrant)

Date:	August 7, 2013	By:	/s/ A. Stephen Meadows
A. Stephen Meadows
Chief Accounting Officer
(Principal Accounting and Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 4.1
Amendment No. 4 dated as of June 7, 2013 (the “Amendment”), among Rock-Tenn Company (“RockTenn”), as borrower, RockTenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp. (formerly, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada), as Canadian borrower (together with RockTenn, the “Borrowers”), the Lenders (as defined below) party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the Lenders (the “Canadian Agent”), to the Amended and Restated Credit Agreement dated as of May 27, 2011, and amended and restated as of September 27, 2012, by and among the Borrowers, certain subsidiaries of RockTenn from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), the Administrative Agent and the Canadian Agent (incorporated by reference to Exhibit 10.1 of RockTenn’s Current Report on Form 8-K, filed on June 7, 2013).

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