Form 10-K
period 2013-09-30
Rock-Tenn CO
filed 2013-11-18
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-12613
____________________________________________________________
ROCK-TENN COMPANY
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2013, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $92.79 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $6,489 million.
As of November 8, 2013, the registrant had 72,037,789 shares of Class A Common Stock outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the United States (“U.S.”), Canada, Mexico, Chile, Argentina, Puerto Rico and China.

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

In the first quarter of fiscal 2014, we announced a realignment of our operating responsibilities. Following the realignment our operating and reportable segments will consist of the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. The change will primarily reflect the creation of a Merchandising Displays segment which will be removed from the Consumer Packaging segment. We will reclassify our results in the future for all periods presented.

Products

Corrugated Packaging Segment

We are one of the largest producers of linerboard and corrugated medium (“containerboard”) measured by tons produced and one of the largest producers of high graphics preprinted linerboard in North America. We operate an integrated system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products and in the case of graphically enhanced corrugated packaging for retail sale, particularly in club store locations and to a lesser extent retail sale. We provide customers with innovative packaging solutions to advertise and sell their products. We also provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugated medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. Sales of corrugated packaging products to external customers accounted for 68.6%, 65.7% and 49.7% of our net sales in fiscal 2013, 2012 and 2011, respectively.

Consumer Packaging Segment

We operate coated and uncoated paperboard mills, consumer packaging converting operations and merchandising display facilities. Our consumer packaging converting operations include folding carton converting operations as well as our 65% owned solid fiber interior packaging converting operations.

We operate an integrated system of recycled mills and a bleached paperboard mill that produce paperboard for our converting operations and third parties. We believe we operate one of the lowest cost coated recycled paperboard mill systems in North America and are one of the largest North American manufacturers of 100% coated recycled paperboard measured by tons produced. We manufacture bleached paperboard and market pulp at our Demopolis, AL mill and believe it is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. We internally consume or sell our coated recycled and bleached paperboard to manufacturers of folding cartons, and other paperboard products. Our uncoated recycled paperboard mills primarily produce specialty paperboard for our solid fiber interior packaging converting operations and third parties, and our Seven Hills Paperboard LLC (“Seven Hills”) joint venture manufactures gypsum paperboard liner for sale to our joint venture partner. We sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, and other paperboard products. We also convert specialty paperboard into book covers and other products.

We are one of the largest manufacturers of folding cartons in North America and believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding cartons are used to package food, paper, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals and to the automotive industry.

We also manufacture and assemble (pack out) temporary and permanent point-of-purchase displays. We believe we are the largest manufacturer of temporary promotional point-of-purchase displays in North America measured by net sales. We design, manufacture and, in many cases, pack temporary displays for sale to consumer products companies. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of consumer packaging products to external customers accounted for 26.5%, 27.5% and 43.3% of our net sales in fiscal 2013, 2012 and 2011, respectively.

Recycling Segment

We believe we are one of the largest paper recyclers in North America. Our recycled fiber brokerage and collection operations provide a strategic advantage to our mills. Our recycling operations procure recovered paper (also known as recycled fiber) for our paper mills as well as for third parties from factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We invest in single-stream sorting capabilities at select strategic operations to improve plant performance and our access to fiber supply. We operate recycling facilities that collect, sort, grade and bale recovered paper and after sorting and baling, we transfer it to our paperboard mills for processing, or sell it, principally to U.S. manufacturers of paperboard as well as manufacturers of tissue, newsprint, roofing products and insulation and to export markets. We also collect aluminum and plastics for resale to manufacturers of these products. Our waste services business arranges recycling and waste disposal services for its customers. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts as well as our recycled paperboard and containerboard mills and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard and containerboard mills, ensuring availability of supply with reduced shipping costs. Sales to external customers accounted for 4.9%, 6.8% and 7.0% of our net sales in fiscal 2013, 2012 and 2011, respectively.

Raw Materials

The primary raw materials that our mill operations use are recycled fiber at our recycled paperboard and recycled containerboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and bleached paperboard mills. Some of our virgin containerboard is manufactured with some recycled content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during prolonged periods of heavy rain or during housing construction slowdowns.

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, oil, coal and electricity at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil and natural gas to generate steam used in the paper making process to generate some or all of the electricity used on site and to operate our paperboard machines. We use primarily electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. At one of our mills, we purchase process steam under a contract from an adjacent coal fired power plant. Since the completion of the May 27, 2011 Smurfit-Stone Container Corporation acquisition (“Smurfit-Stone” and “Smurfit-Stone Acquisition”) we have completed five natural gas projects at our containerboard mills, four conversions from fuel oil to natural gas and a fifth project to install a natural gas boiler to replace the adjacent coal fired power plant as the mill's primary energy source.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck and intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 15% of consolidated net sales in fiscal 2013, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers. In fiscal 2013, products sold to our top 10 customers by segment represented 17%, 29% and 43% of our external sales in our Corrugated Packaging segment, Consumer Packaging segment and Recycling segment, respectively.

During fiscal 2013, we sold approximately half of our coated recycled paperboard mills’ production and bleached paperboard production to internal customers, primarily to manufacture folding cartons, and we sold approximately two-thirds of our containerboard production, including trade swaps and buy/sell transactions, to internal customers to manufacture corrugated products. Excluding our gypsum paperboard liner production, which our Seven Hills joint venture sells to our partner, we sold approximately one-third of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 17. Segment Information” of the Notes to Consolidated Financial Statements.

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

Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business, the award of new business or the renewal of business at substantially different terms from larger customers may have a significant impact on our results of operations.

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

The packaging products, recycled paperboard and containerboard industries have undergone consolidation. Within the packaging products industry, larger corporate customers with an expanded geographic presence have tended to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of their customers’ packaging needs. In addition, purchasers of paperboard, containerboard and packaging products continue to demand higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, benefit our results of operations depending on our competitive position in specific product lines.

Our packaging products compete with plastic, corrugated packaging and packaging made from other materials. Customer shifts away from paperboard and containerboard packaging to packaging from other materials could adversely affect our results of operations.

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

Environmental Regulation

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the United States Environmental Protection Agency (“EPA”). In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

In 2004, the EPA promulgated a Maximum Achievable Control Technology (“MACT”) regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as “Boiler MACT.” The EPA also published notice in March 2011 that it would reconsider certain aspects of Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on the EPA’s review of existing and new data provided after the March 2011 standards were issued. For the Company’s boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. Several environmental, industry and other groups have filed legal challenges to the December 2012 final Boiler MACT rules. We cannot predict with certainty how any of the legal challenges will impact our Boiler MACT strategies and costs. We discuss our estimated Boiler MACT spending below.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases (“GHG”). These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources to be phased in over the next several years. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec, has become a member of the Western Climate Initiative, which is a collaboration of U.S. states, Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require capital expenditures to modify certain assets at our containerboard mill in Quebec to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and greenhouse gas standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial capital expenditures or operating costs could increase materially.

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation (“NOV”) from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceeding or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

On January 26, 2009, Smurfit-Stone Container Corporation and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations. Based on current facts and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We estimate that we will spend approximately $75 million for capital expenditures during fiscal 2014 in connection with matters relating to environmental compliance, including approximately $29 million for Boiler MACT that will be part of our total estimated spending of $80 million at our containerboard mills. Additionally, we will begin work on a project with a total estimated cost of $68 million to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950's power boilers. The fluidized bed biomass boiler project is expected to be completed in fiscal 2016, and once implemented, is expected to achieve an attractive return while addressing the Boiler MACT requirements at the mill. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the U.S. and foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. It also includes exclusive rights to substantial proprietary packaging system technology in the U.S. obtained under license from OTOR S.A. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Some of our more important marks are: AngelCote®, AngelBrite®, CartonMate®, Millennium®, MillMask®, BlueCuda®, EcoMAX®, Clik Top®, Hi-Tech®, Bio-Pak®, Bio-Plus®, Bio-Plus Earth®, Fold-Pak®, Smartserv®, CaseMate®, CitruSaver®, WineGuard®, Pop-N-Shop®, RockSolid®, Meta®, Meta Tray-8®, Meta Wrap-8®, Panafluff®, and Panasoft®. Our patents, trademarks and other intellectual property rights, particularly those relating to our corrugated container, folding carton, interior packaging and display operations, are important to our operations as a whole.

Employees

At September 30, 2013, we had approximately 25,800 employees. Of these employees, approximately 18,600 were hourly and approximately 7,200 were salaried. Approximately 11,900 of our hourly employees are covered by collective bargaining agreements, which most frequently have three or four year terms. Approximately 2,000 of our employees are working under expired contracts and approximately 3,600 of our employees are covered under collective bargaining agreements that expire within one year.

We have experienced the following work stoppages over the last 10 years:  a three-week work stoppage at our Aurora, Illinois, specialty recycled paperboard facility during fiscal 2004; a strike by the Machinists' Union at the North Sioux City, IA box plant from March 15, 2007 to May 27, 2007; a strike by the Graphic Communications Conference (Teamsters) Union from December 1, 2008 to February 20, 2009 at the St. Joseph, MO box plant; a strike on October 20, 2010, followed by a Company initiated lock-out from October 27, 2010 to November 18, 2010 at the La Tuque, Canada paper mill; and a strike by the Pulp, Paper and Woodworkers of Canada from June 3, 2013 to June 30, 2013 at our New Westminster, British Columbia box plant.

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

Available Information

Our Internet address is www.rocktenn.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, our nominating and corporate governance committee, and our finance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and Senior Financial Officers. Any amendments to, or waiver from, any provision of the codes will be posted on the Company's website at the address above. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2014, including the amount and timing of certain projects; the amounts of our anticipated contributions to our qualified defined pension plan and supplemental retirement plans, our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (“Pension Act”) and other regulations; our belief that certain multiemployer pension plans in which we participate have material unfunded vested benefits; we would expect to continue to exceed 5% of total plan contributions to certain multiemployer pension plans; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility (each as hereinafter defined), proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; the effect of a hypothetical 10% increase on the prices of various commodities, freight and energy; our belief that our future estimates or assumptions used to estimate allowances will not materially change; that we expect our cash tax payments to be materially less than our income tax expense in fiscal 2014 and 2015 and moderately lower in fiscal 2016 due to the utilization of federal net operating losses in fiscal 2014 and the remaining cellulosic biofuel producers credits (“CBPC”), alternative minimum tax and other federal credits and Canadian net operating losses in fiscal 2014 and 2015, as well as state net operating losses and credits which will be used over a longer period of time, and that it is possible that our expected cash tax payments may change due to changes in taxable income, changes in tax laws or tax rates, capital spending or other factors; our expected timing of utilization of tax credits; our expectation that our effective tax rate in fiscal 2014 will be approximately 35% to 37%, excluding the impact of discrete items; our expectation that GMI and Mid South’s (each as hereinafter defined) goodwill will be amortizable for income tax purposes; our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2014; our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities, our ability to achieve operating efficiencies; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers;

our relationships with our employees; our plans and objectives for future operations and expansion; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; estimated cost and timing of compliance with Boiler MACT rules and that once implemented, we will achieve compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require capital expenditures to modify our containerboard mill assets in Quebec to meet required GHG emission reduction requirements; our belief that the currently expected outcome of any environmental proceeding or claim that is pending or threatened against us with respect to our Hopewell, Virginia mill will not have a material adverse effect on our results of operations, financial condition or cash flows; our expectation that the fluidized bed biomass boiler at our Demopolis, AL mill is expected to be completed in fiscal 2016, and once implemented, is expected to achieve an attractive return while addressing the Boiler MACT requirements at the mill; our belief that we have properly contained asbestos and/or have trained our employees in an effort to ensure that no rules or regulations are violated in the maintenance of our facilities where asbestos is present; the impact of any gain or loss of a customer’s business; our expectations surrounding credit loss rates; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope, and timing and outcome of any litigation, including the Antitrust Litigation (as hereinafter defined) or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; our recording of net deferred tax assets to the extent we believe such assets are more likely than not to be realized; our belief that Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense (as hereinafter defined) is an appropriate supplemental measure of financial performance; our estimate of intangible lives amortization periods; the adequacy of our system of internal controls over financial reporting; and the effectiveness of any actions we may take with respect to our system of internal controls over financial reporting.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; uncertainties related to our ability to make planned transitions to natural gas and away from oil and the costs and benefits of that change; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits (“AFMC”) and CBPC; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies; estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; income tax rates, future tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, stock repurchases, dividends, pension payments, working capital needs, bond repurchases and debt for the foreseeable future from available cash and the proceeds from borrowings and security issuances; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A. “Risk Factors.” The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our results of operations, financial condition, cash flows and/or the trading price of our common stock. In evaluating us, our business and an investment in our securities, you should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial could also adversely impact our business in the future.

• We May Face Increased Costs and Reduced Supply of Raw Materials and Energy

Historically, the costs of recovered paper and virgin fiber, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Certain published indexes contribute to price setting. Future changes in how these indexes are established or maintained could impact pricing. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands have resulted in, and may result in further, cost increases. While the cost of virgin fiber has historically been less volatile than recycled fiber, it also fluctuates, particularly during prolonged periods of heavy rain or during housing construction slowdowns. At times, the cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper, virgin fiber or other raw materials or of natural gas, fuel oil, coal or other energy through price increases for our products. Further, a reduction in availability of recovered paper, virgin paperboard, virgin fiber or other raw materials or energy sources due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

• We May Experience Pricing Variability

The paperboard, containerboard and converted products industries historically have experienced significant fluctuations in selling prices. Certain published indexes contribute to the setting of selling prices. Future changes in how these indexes are established or maintained could impact selling prices. If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty future market conditions or the selling prices for our products.

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

• We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation or fluctuations in the value of local currency versus the U.S. dollar. The current macro-economic challenges, including current conditions in financial and capital markets and relatively high levels of unemployment, and the ability of the U.S. and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate, or deferred tax assets and liabilities. Changes in the U.S., and to a lesser extent the global economy, could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

• We May be Unable to Successfully Complete and Finance Acquisitions

We have completed several acquisitions in recent years and may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete and finance acquisitions, integrate acquired operations into our existing operations, realize the anticipated synergies and business opportunities or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results, or that the terms of the acquisition debt financing and our increased indebtedness following an acquisition, as well as any potential unfunded pension and postretirement liabilities of the acquired operations, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Acquired operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

• We are Subject to Extensive and Costly Environmental and Other Governmental Regulation

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards and climate change initiatives, including initiatives such as regulations on emissions from certain industrial boilers, and government’s enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various third-party disposal sites pursuant to U.S. federal or state statutes. There can be no assurance that any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments associated with regulatory compliance, will not be material to our results of operations, financial condition or cash flows. See Item 1. “Business — Governmental Regulation.”

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

• Work Stoppages and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our employees in North America are governed by collective bargaining agreements. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate without unfavorable terms. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected. See Item 1. “Business — Employees” for information regarding employees working under expired contracts and employees covered under collective bargaining agreements that expire within one year.

• We May Incur Increased Employee Benefit Costs, Our Underfunded Pension Plans Will Require Additional Cash Contributions and We May Incur Increased Funding Requirements in the Multiemployer Plans in Which We Participate

Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Employee healthcare costs in recent years have continued to rise. The Patient Protection and Affordable Care Act has resulted in significant healthcare cost increases. Our pension plan assets are primarily made up of equity, fixed income and alternative investments. Fluctuations in market performance and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. During 2006, Congress passed the Pension Act with the stated purpose of improving the funding of U.S. private pension plans. The Pension Act imposes stricter funding requirements, introduces benefit limitations for certain underfunded plans and requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The Pension Act applies to pension plan years beginning after December 31, 2007. We have made contributions to our pension plans and expect to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act, Canadian pension requirements and other regulations. There can be no assurance that such changes, including turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

At September 30, 2013, the unfunded liability of our qualified and supplemental executive retirement defined benefit pension plans determined in accordance with generally accepted accounting principles in the United States (“GAAP”) was approximately $1.0 billion. We will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years in order to meet future funding requirements and satisfy current service obligations under the plans. These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. There can be no assurance that such changes, including turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flow Activity.”

We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these plans, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan or a rehabilitation plan to improve their funded status. We believe that certain of the MEPPs in which we participate have material unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part due to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations or the impact of increased contributions including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows.

•	We are Subject to Cyber-Security Risks Related to Certain Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third party providers, we could become subject to cyber-attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

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

We operate locations in the U.S. (36 states), Canada, Mexico, Chile, Argentina, Puerto Rico and China. We own our principal executive offices in Norcross, Georgia. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our corporate and operating facilities as of September 30, 2013 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	83	33	116
Consumer Packaging	40	24	64
Recycling	21	6	27
Corporate	1	5	6
Total	145	68	213
The table that follows shows annual production capacity by mill at September 30, 2013 in thousands of tons. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 96%. We own all of our mills.

Location of Mill	Linerboard	Medium	Coated Recycled Paperboard	Bleached Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA	715	185					900
Stevenson, AL		885					885
Hodge, LA	825						825
Solvay, NY	533	272					805
Florence, SC	683						683
Panama City, FL	336					292	628
Seminole, FL	402	198					600
La Tuque, QC	345			131			476
Demopolis, AL				350		100	450
Hopewell, VA	443						443
Coshocton, OH		310					310
St. Paul, MN		200					200
St. Paul, MN			168				168
Uncasville, CT		165					165
Battle Creek, MI			160				160
Chattanooga, TN					140		140
Dallas, TX			127				127
Sheldon Springs, VT (Missisquoi Mill)			111				111
Lynchburg, VA					103		103
Stroudsburg, PA			80				80
Eaton, IN					64		64
Cincinnati, OH					55		55
Aurora, IL					32		32
Total Mill Capacity	5,212	2,215	646	481	394	392	9,340

In the preceding annual production capacity by mill table, our linerboard includes 1,060 tons of white top linerboard. The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine is owned by our Seven Hills joint venture. Our fiber sourcing for our mills is approximately 55% virgin and 45% recycled.

The following is a list of our significant facilities other than our mills:

Type of Facility	Locations
Merchandising Display Operations	Winston-Salem, NC (sales, design, manufacturing and contract packing)
Headquarters	Norcross, GA

Item 3.	LEGAL PROCEEDINGS

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (“Antitrust Litigation”). RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone's discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney's fees. The defendants' motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is still in the early stages of discovery, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Common Stock

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol RKT. As of October 31, 2013, there were approximately 2,758 shareholders of record of our Common Stock. The number of shareholders of record only includes a single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$76.18	$61.26	$63.88	$43.61
Second Quarter	$92.93	$70.63	$74.15	$56.63
Third Quarter	$108.00	$83.40	$68.03	$49.24
Fourth Quarter	$126.05	$97.82	$74.00	$52.77

Dividends

In October 2013, our board of directors approved our November 2013 quarterly dividend of $0.35 per share, indicating a current annualized dividend of $1.40 per share and a 17% increase over the $0.30 per share paid in May 2013 and August 2013. The $0.30 per share we paid in May 2013 and August 2013 was a 33% increase over the $0.225 per share accelerated February 2013 dividend paid in December 2012 and the $0.225 per share paid in November 2012. During fiscal 2013, we paid aggregate dividends on our Common Stock of $1.05 per share and during fiscal 2012, we paid a quarterly dividend on our Common Stock of $0.20 per share, or $0.80 per share annually. For additional dividend information, please see Item 6. “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed with the SEC on or before December 31, 2013, is incorporated herein by reference. For additional information concerning our capitalization, see “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements.

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. In fiscal 2013 and 2012, we did not repurchase any shares of Common Stock. As of September 30, 2013, we had approximately 1.8 million shares of Common Stock available for repurchase, and 5.0 million shares after the November 2013 amendment.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2013, 2012 and 2011, and the consolidated balance sheet data as of September 30, 2013 and 2012 from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2010 and 2009, and the consolidated balance sheet data as of September 30, 2011, 2010 and 2009, from audited Consolidated Financial Statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to Rock-Tenn Company shareholders in fiscal 2009 which were restated due to the adoption of certain provisions as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 260 (as hereinafter defined) in fiscal 2010.

On May 27, 2011, we completed the Smurfit-Stone Acquisition. The Smurfit-Stone Acquisition was the primary reason for the changes in the selected financial data in fiscal 2011 as compared to prior years. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Net sales	$9,545.4	$9,207.6	$5,399.6	$3,001.4	$2,812.3
Alternative fuel mixture credit, net of expenses (a)	$—	$—	$—	$28.8	$54.1
Restructuring and other costs, net	$78.0	$75.2	$93.3	$7.4	$13.4
Cellulosic biofuel producer credit, net (b)	$—	$—	$—	$27.6	$—
Net income attributable to Rock-Tenn Company shareholders (c)	$727.3	$249.1	$141.1	$225.6	$222.3
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$9.95	$3.45	$2.77	$5.70	$5.71
Diluted weighted average shares outstanding	73.1	72.1	50.5	39.1	38.5
Dividends paid per common share	$1.05	$0.80	$0.80	$0.60	$0.40
Book value per common share	$59.87	$48.05	$47.85	$25.99	$20.07
Total assets	$10,733.4	$10,687.1	$10,566.0	$2,914.9	$2,884.4
Current portion of debt	$2.9	$261.3	$143.3	$231.6	$56.3
Total long-term debt	$2,841.9	$3,151.2	$3,302.5	$897.3	$1,293.1
Total debt	$2,844.8	$3,412.5	$3,445.8	$1,128.9	$1,349.4
Total Rock-Tenn Company shareholders’ equity	$4,312.3	$3,405.7	$3,371.6	$1,011.3	$776.8
Net cash provided by operating activities	$1,032.5	$656.7	$461.7	$377.3	$389.7
Capital expenditures	$440.4	$452.4	$199.4	$106.2	$75.9
Cash paid for purchase of businesses, net of cash acquired (d)	$6.3	$125.6	$1,300.1	$23.9	$(4.0)

(a)
The AFMC, net of expenses represents a reduction of cost of goods sold in our Consumer Packaging segment equal to $0.50 per gallon of alternative fuel used at our Demopolis, AL bleached paperboard mill from January 22, 2009 through the December 31, 2009 expiration of the tax credit. The credit is not taxable for federal income tax purposes.

(b)
The CBPC is a $1.01 per gallon taxable credit which results in an after-tax credit value of approximately $0.62 per gallon. In accordance with the applicable IRS instructions for claiming the CBPC and returning the AFMC in this circumstance, we amended our 2009 federal income tax return to claim the CBPC credit rather than the AFMC.  The cumulative impact of the CBPC election, net of the AFMC, was an increased after-tax benefit of $27.6 million, which was recorded as a reduction of income tax expense in the fourth quarter of fiscal 2010 and accounted for as a cumulative catch-up of a transaction directly with the government in its capacity as a taxing authority.

(c)
Net income attributable to Rock-Tenn Company shareholders in fiscal 2013 was increased by the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. Net income attributable to Rock-Tenn Company shareholders in fiscal 2012 was reduced by $25.9 million pre-tax for a loss on extinguishment of debt and fiscal 2011 was reduced by $59.4 million pre-tax for acquisition inventory step-up expense and $39.5 million pre-tax for a loss on extinguishment of debt. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated) — Loss on Extinguishment of Debt.”

(d)	Cash paid for the purchase of businesses includes amounts (received from) and paid into escrow, net of cash acquired.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of North America's leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the U.S., Canada, Mexico, Chile, Argentina, Puerto Rico and China. Our objective is to be the most respected company in our business by: a) providing superior paperboard, packaging and marketing solutions for consumer products companies at very low costs, b) investing for competitive advantage, c) maximizing the efficiency of our manufacturing processes by optimizing economies of scale, d) systematically improving processes and reducing costs throughout the Company, and e) seeking acquisitions that can dramatically improve our business. To achieve this objective, we focus on making our network of mills and converting plants cost-competitive, investing to further optimize the combined system and to make continuous improvements using Six Sigma and Lean Manufacturing methods to further optimize our manufacturing and administrative processes. In addition, we are committed to exceeding our customers' expectations every time, and creating long-term shareholder value.

On May 27, 2011, we acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. Fiscal 2011 included four months of results from the Smurfit-Stone Acquisition. Due to the size of the transaction, our variances to fiscal 2011 are driven primarily by the acquisition. For additional information see “Note 5. Acquisitions” and “Note 8. Debt” of the Notes to Consolidated Financial Statements.

We delivered record results in fiscal 2013 despite a slowly recovering economy. Net sales of $9,545.4 million for fiscal 2013 increased $337.8 million, or 3.7% over fiscal 2012. Segment income of $988.9 million in fiscal 2013 increased 37.7%, compared to segment income of $718.3 million in fiscal 2012. Net income in fiscal 2013 was $727.3 million compared to $249.1 million in fiscal 2012 and earnings per diluted share were $9.95 compared to $3.45 in fiscal 2013 and fiscal 2012. Adjusted net income attributable to Rock-Tenn Company shareholders, adjusted for among other things, the reversal of previously established tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition, restructuring and loss on extinguishment of debt in fiscal 2013 increased $210.0 million over fiscal 2012 to $533.7 million and adjusted earnings per diluted share were $7.30 and $4.48, respectively. Based on the strong results we achieved during fiscal 2013, Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense (as hereinafter defined) was $815.6 million, after $440.4 million in capital expenditures. See our reconciliations of the non-GAAP measures adjusted earnings per diluted share, adjusted net income and Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense below and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures.”)

Adjusted earnings per diluted share are as follows:

	Years Ended September 30,
	2013	2012	2011

Earnings per diluted share	$9.95	$3.45	$2.77

Alternative fuel mixture tax credit tax reserve adjustment	(3.46)	—	—
Restructuring and other costs and operating losses and transition costs due to plant closures	0.81	0.80	1.32
Loss on extinguishment of debt	—	0.23	0.50
Acquisition inventory step-up	—	—	0.74
Non-cash loss on Canadian intercompany note	—	—	0.17

Adjusted earnings per diluted share	$7.30	$4.48	$5.50

In fiscal 2013, we recorded a tax benefit of $3.46 per diluted share for the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. The benefit to deferred tax expense was recorded in the second quarter of fiscal 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. Our restructuring and other costs and operating losses and transition costs due to plant closures in fiscal 2013 were $0.81 per diluted share and consisted primarily of $69.4 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and $20.3 million of pre-tax acquisition and integration costs. For additional information regarding our restructuring and other costs see “Note 6. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein.

Restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest in fiscal 2012 aggregated to $0.80 per diluted shared and consisted primarily of $52.7 million of pre-tax facility closure and related operating losses and transition costs primarily related to the Matane mill, a Hodge, LA paper machine closure as well as the closure of corrugated container plants and recycled fiber collection facilities acquired in the Smurfit-Stone Acquisition, net of gains on the sale of a few previously closed facilities, and $34.4 million of pre-tax integration and acquisition costs that primarily consisted of professional services, employee and other costs. We recognized pre-tax losses on extinguishment of debt in fiscal 2012 of $25.9 million, primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense related unamortized deferred financing and discount costs, and to expense certain unamortized deferred financing costs related to the extension and amendment of our credit agreement and the issuance of senior notes.

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

Segment and Market Information

We report our results in three segments: Corrugated Packaging, Consumer Packaging and Recycling. See “Note 17. Segment Information” of the Notes to Consolidated Financial Statements. We do not allocate certain of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess operating performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows certain operating data for our segments:

	Years Ended September 30,
	2013	2012	2011
		(In millions)
Net sales (aggregate):
Corrugated Packaging	$6,662.1	$6,171.2	$2,768.7
Consumer Packaging	2,554.1	2,557.5	2,359.8
Recycling	1,073.4	1,228.8	585.9
Total	$10,289.6	$9,957.5	$5,714.4
Less net sales (intersegment):
Corrugated Packaging	$113.4	$121.6	$81.7
Consumer Packaging	25.6	25.2	23.5
Recycling	605.2	603.1	209.6
Total	$744.2	$749.9	$314.8
Net sales (unaffiliated customers):
Corrugated Packaging	$6,548.7	$6,049.6	$2,687.0
Consumer Packaging	2,528.5	2,532.3	2,336.3
Recycling	468.2	625.7	376.3
Total	$9,545.4	$9,207.6	$5,399.6
Segment income:
Corrugated Packaging	$679.9	$364.0	$241.7
Consumer Packaging	294.6	347.2	275.2
Recycling	14.4	7.1	14.8
Segment income	988.9	718.3	531.7
Restructuring and other costs, net	(78.0)	(75.2)	(93.3)
Non-allocated expenses	(92.1)	(109.7)	(79.5)
Interest expense	(106.9)	(119.7)	(88.9)
Loss on extinguishment of debt	(0.3)	(25.9)	(39.5)
Interest income and other (expense) income, net	(0.9)	1.3	(15.0)
Income before income taxes	710.7	389.1	215.5
Income tax benefit (expense)	21.8	(136.9)	(69.5)
Consolidated net income	732.5	252.2	146.0
Less: Net income attributable to noncontrolling interests	(5.2)	(3.1)	(4.9)
Net income attributable to Rock-Tenn Company shareholders	$727.3	$249.1	$141.1

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2013 were $9,545.4 million compared to $9,207.6 million in fiscal 2012 primarily as a result of higher containerboard and corrugated boxes and sheet selling prices, and generally higher volumes across our business that were partially offset by generally lower prices in our Consumer Packaging and Recycling segments.

Net sales for fiscal 2012 were $9,207.6 million compared to $5,399.6 million in fiscal 2011 primarily due to the full year inclusion of the Smurfit-Stone operations following the May 27, 2011 Smurfit-Stone Acquisition, partially offset primarily by lower recycled fiber and corrugated selling prices.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales of 80.7% decreased in fiscal 2013 compared to 83.4% in fiscal 2012 primarily as a result of higher corrugated selling prices. Cost of goods sold increased to $7,698.9 million in fiscal 2013 compared to $7,674.9 million in fiscal 2012. Impacting fiscal 2013 cost of goods sold were: increased freight costs of $37.0 million, including the impact of higher volumes; a $33.9 million increase in the amortization of major maintenance outage expense primarily at our containerboard mills, increased chemical costs in our mills of $21.4 million; $19.1 million of increased depreciation and amortization expense due to capital investments, net of a $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract; $15.7 million of income related to a partial insurance settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill; income of $12.2 million related to recording an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition; income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs; and $7.0 million of increased maintenance expense.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
			(In millions)
Cost of goods sold	$7,698.9	$7,651.6	$7,674.9	$7,699.9	$4,407.7	$4,398.3
Net income attributable to Rock-Tenn Company shareholders	$727.3	$757.1	$249.1	$233.3	$141.1	$147.1

Net income attributable to Rock-Tenn Company shareholders in fiscal 2013 and 2011 is lower under the LIFO method because we experienced periods of rising costs, and net income attributable to Rock-Tenn Company shareholders in fiscal 2012 is higher under the LIFO method because we experienced a period of declining costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $26.8 million to $954.3 million in fiscal 2013 compared to $927.5 million in fiscal 2012 and were relatively flat as a percentage of net sales as inflationary items were offset by the impact of higher corrugated selling prices on net sales. The SG&A increases were primarily due to increased compensation and benefit costs partially offset by decreased pension costs.

SG&A expenses increased $386.3 million to $927.5 million in fiscal 2012 compared to $541.2 million in fiscal 2011. The SG&A increases were primarily due to the inclusion of a full year of Smurfit-Stone operations and were relatively flat as a percentage of net sales primarily due to synergies realized in the acquisition offsetting inflationary items and the impact on net sales of declining recycled fiber and corrugated selling prices.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $78.0 million, $75.2 million and $93.3 million for fiscal 2013, 2012 and 2011, respectively. The charges in fiscal 2013, 2012 and 2011 were primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities consisting primarily of locations acquired in the Smurfit-Stone Acquisition, net of gains on the sale of previously closed facilities. The expense recognized each year is not comparable since the timing and scope of the individual actions vary. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for fiscal 2013 was $0.3 million. Loss on extinguishment of debt for fiscal 2012 of $25.9 million was primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense related unamortized deferred financing and discount costs; and to expense certain unamortized deferred financing costs related to the extension and amendment of our credit agreement and the issuance of senior notes. The $39.5 million loss on extinguishment of debt in fiscal 2011 represents certain fees and expenses incurred in connection with the $4.3 billion of acquisition debt financing for the Smurfit-Stone Acquisition and the repayment and termination of certain pre-acquisition financing arrangements. The extinguishment represented approximately half of the fees and expenses we paid in connection with the new facilities. The remainder is being amortized to interest expense over the life of the debt instruments.

Interest Expense

Interest expense for fiscal 2013 decreased to $106.9 million from $119.7 million in fiscal 2012 and included amortization of deferred financing costs of $10.2 million compared to $10.8 million for the same period in the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $7.2 million, lower average interest rates decreased interest expense by approximately $5.0 million and deferred financing costs decreased $0.6 million.

Interest expense for fiscal 2012 increased to $119.7 million from $88.9 million in fiscal 2011 and included amortization of deferred financing costs of $10.8 million compared to $7.7 million for the same period in the prior year. The increase in our average outstanding borrowings, which primarily reflects the inclusion of debt used to fund the Smurfit-Stone Acquisition for a full year compared to only four months in fiscal 2011, increased interest expense by approximately $47.7 million, lower average interest rates, net of swaps, decreased interest expense by approximately $20.0 million and deferred financing costs increased $3.1 million.

Provision for Income Taxes

We recorded a tax benefit of $21.8 million, at an effective tax rate benefit of 3.1% in fiscal 2013, as compared to income tax expense of $136.9 million in fiscal 2012, at an effective tax rate of 35.2% and compared to a fiscal 2011 income tax expense of $69.5 million, at an effective tax rate of 32.3%. The effective tax rate benefit for fiscal 2013 was different than the statutory rate primarily due to the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition. The benefit to deferred tax expense was recorded in the second quarter of fiscal 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. We expect our effective tax rate to be approximately 35% to 37% in fiscal 2014, excluding the impact of discrete items. For additional information on income taxes see “Note 11. Income Taxes” of the Notes to Consolidated Financial Statements included herein.

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

We discuss these acquisitions in more detail in “Note 5. Acquisitions” and “Note 8. Debt” of the Notes to Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2011
First Quarter	$198.3	$37.4	18.9%
Second Quarter	209.4	30.1	14.4
Third Quarter	734.5	24.6	3.3
Fourth Quarter	1,626.5	149.6	9.2
Total	$2,768.7	$241.7	8.7%

Fiscal 2012
First Quarter	$1,522.8	$109.3	7.2%
Second Quarter	1,505.9	68.7	4.6
Third Quarter	1,545.2	73.4	4.8
Fourth Quarter	1,597.3	112.6	7.0
Total	$6,171.2	$364.0	5.9%

Fiscal 2013
First Quarter	$1,589.9	$137.8	8.7%
Second Quarter	1,608.4	107.7	6.7
Third Quarter	1,719.5	196.4	11.4
Fourth Quarter	1,744.3	238.0	13.6
Total	$6,662.1	$679.9	10.2%

References to containerboard in the Corrugated Packaging shipments and production tables include Kraft paper and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively. Prior to discontinuing Kraft paper shipments, we shipped 7.3, 18.7, 2.7 and 0.5 tons in the third and fourth quarter of fiscal 2011 and the first and second quarter of fiscal 2012, respectively. Corrugated shipments and production include Smurfit-Stone beginning May 28, 2011.

Corrugated Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2011
Corrugated Containers Shipments - BSF	2.6	2.9	9.1	19.3	33.9
Corrugated Containers Per Shipping Day - MMSF	43.1	45.2	144.7	301.4	134.6

Containerboard	247.4	243.9	850.7	1,914.4	3,256.4
Pulp	—	—	28.7	71.2	99.9
Bleached Linerboard	—	—	12.9	29.8	42.7
Total Tons	247.4	243.9	892.3	2,015.4	3,399.0

Fiscal 2012
Corrugated Containers Shipments - BSF	19.0	19.1	19.5	19.7	77.3
Corrugated Containers Per Shipping Day - MMSF	317.2	298.3	309.3	313.0	309.3

Containerboard	1,832.0	1,695.9	1,722.9	1,859.1	7,109.9
Pulp	75.0	61.5	73.8	77.0	287.3
Bleached Linerboard	29.3	28.5	32.3	31.0	121.1
Total Tons	1,936.3	1,785.9	1,829.0	1,967.1	7,518.3

Fiscal 2013
Corrugated Containers Shipments - BSF	19.2	18.9	19.7	19.3	77.1
Corrugated Containers Per Shipping Day - MMSF	314.1	305.4	308.7	306.2	308.6

Containerboard	1,816.6	1,721.1	1,830.1	1,825.2	7,193.0
Pulp	73.4	62.1	68.1	68.7	272.3
Bleached Linerboard	30.2	30.9	32.6	33.6	127.3
Total Tons	1,920.2	1,814.1	1,930.8	1,927.5	7,592.6

Corrugated Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2011
Containerboard	246.2	245.5	858.5	1,923.2	3,273.4
Pulp	—	—	26.2	74.9	101.1
Bleached Linerboard	—	—	12.5	32.9	45.4
Total Tons	246.2	245.5	897.2	2,031.0	3,419.9

Fiscal 2012
Containerboard	1,843.5	1,736.5	1,676.4	1,852.1	7,108.5
Pulp	77.9	58.1	75.5	75.4	286.9
Bleached Linerboard	27.7	27.1	30.8	33.8	119.4
Total Tons	1,949.1	1,821.7	1,782.7	1,961.3	7,514.8

Fiscal 2013
Containerboard	1,837.8	1,742.9	1,808.7	1,839.5	7,228.9
Pulp	74.0	58.9	71.5	72.7	277.1
Bleached Linerboard	26.2	30.1	32.5	30.7	119.5
Total Tons	1,938.0	1,831.9	1,912.7	1,942.9	7,625.5

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $490.9 million in fiscal 2013 compared to fiscal 2012 primarily due to higher corrugated selling prices and volumes.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $3,402.5 million in fiscal 2012 compared to fiscal 2011 primarily due to the full year inclusion of the Smurfit-Stone operations following the May 27, 2011 Smurfit-Stone Acquisition, which was partially offset by lower corrugated selling prices.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2013 increased $315.9 million to $679.9 million compared to segment income of $364.0 million in fiscal 2012. The increase in segment income was primarily a result of higher selling prices, higher volumes and increased synergies. Other notable factors impacting segment income in fiscal 2013 were: a $33.0 million increase in amortization of major maintenance outage expense; a $17.9 million increase in depreciation and amortization expense due to capital investments, net of a $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract; income of $12.2 million related to recording an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition; income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs; and $7.6 million of increased maintenance expense. Additionally, at our mills, chemical costs increased $21.7 million or $3 per ton, energy costs decreased approximately $21.0 million or $3 per ton, and aggregate fiber costs increased approximately $8.2 million or $1 per ton, each on a volume adjusted basis. Freight expense in the segment increased $30.5 million, in part due to higher volumes. Segment income in fiscal 2012 was reduced by $6.7 million of pre-tax losses at our closed Matane, Quebec containerboard mill and $0.8 million of pre-tax acquisition inventory step-up expense.

Segment income attributable to the Corrugated Packaging segment in fiscal 2012, adjusted to eliminate $6.7 million of pre-tax losses at our closed Matane, Quebec containerboard mill and $0.8 million of pre-tax acquisition inventory step-up expense, increased $70.4 million to $371.5 million compared to segment income of $301.1 million in fiscal 2011, adjusted to eliminate $59.4 million of pre-tax acquisition inventory step-up expense primarily due to the Smurfit-Stone Acquisition. Our legacy RockTenn containerboard mills recycled fiber costs decreased approximately $26.7 million or $27 per ton compared the prior year. Amortization of major maintenance outage expense in our containerboard mills in fiscal 2012 increased $47.7 million to $50.3 million compared to $2.6 million in fiscal 2011. In fiscal 2012, segment income was reduced relative to our expectations by an estimated $34 million due to the impact of higher start-up costs and lost production after the major capital investments at our Hodge, LA mill.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2011
First Quarter	$544.5	$71.0	13.0%
Second Quarter	567.8	61.0	10.7
Third Quarter	579.6	61.1	10.5
Fourth Quarter	667.9	82.1	12.3
Total	$2,359.8	$275.2	11.7%

Fiscal 2012
First Quarter	$620.4	$80.3	12.9%
Second Quarter	647.6	84.4	13.0
Third Quarter	628.9	83.7	13.3
Fourth Quarter	660.6	98.8	15.0
Total	$2,557.5	$347.2	13.6%

Fiscal 2013
First Quarter	$611.3	$66.5	10.9%
Second Quarter	626.5	63.1	10.1
Third Quarter	644.8	76.0	11.8
Fourth Quarter	671.5	89.0	13.3
Total	$2,554.1	$294.6	11.5%

References to recycled paperboard in the Consumer Packaging shipments and production tables include coated and specialty paperboard, including gypsum paperboard liner tons produced by Seven Hills and references to “MMSF” and “BSF” are for millions of square feet and billions of square feet, respectively.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2011
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.2	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	82.2	83.0	82.1	82.5	82.4

Recycled Paperboard	224.5	239.3	238.2	241.0	943.0
Bleached Paperboard	84.4	85.1	77.4	88.0	334.9
Pulp	22.1	24.0	20.9	25.1	92.1
Total Tons	331.0	348.4	336.5	354.1	1,370.0

Fiscal 2012
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.1	5.2	20.5
Consumer Packaging Converting Per Shipping Day - MMSF	83.5	81.0	80.6	83.1	82.0

Recycled Paperboard	222.8	236.8	231.8	237.9	929.3
Bleached Paperboard	83.8	87.4	91.5	90.3	353.0
Pulp	24.9	25.1	24.3	21.9	96.2
Total Tons	331.5	349.3	347.6	350.1	1,378.5

Fiscal 2013
Consumer Packaging Converting Shipments - BSF	4.9	5.2	5.3	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.3	84.3	82.9

Recycled Paperboard	231.5	241.1	247.3	253.5	973.4
Bleached Paperboard	87.6	79.0	87.6	85.4	339.6
Pulp	26.7	18.9	28.1	26.8	100.5
Total Tons	345.8	339.0	363.0	365.7	1,413.5

Consumer Packaging Production - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2011
Recycled Paperboard	226.7	235.2	239.4	242.0	943.3
Bleached Paperboard	87.4	86.6	74.8	90.8	339.6
Pulp	23.4	26.2	20.9	26.2	96.7
Total Tons	337.5	348.0	335.1	359.0	1,379.6

Fiscal 2012
Recycled Paperboard	227.3	234.6	234.1	239.0	935.0
Bleached Paperboard	87.5	85.6	87.9	91.0	352.0
Pulp	27.0	25.1	26.4	26.6	105.1
Total Tons	341.8	345.3	348.4	356.6	1,392.1

Fiscal 2013
Recycled Paperboard	235.2	238.1	245.9	251.4	970.6
Bleached Paperboard	89.2	76.3	88.6	83.8	337.9
Pulp	27.9	20.5	27.9	28.5	104.8
Total Tons	352.3	334.9	362.4	363.7	1,413.3

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales decreased 0.1% for the Consumer Packaging segment in fiscal 2013 compared to fiscal 2012 primarily due to generally lower selling prices across the segment and decreased volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill which was largely offset by increased recycled mill, converting and display volumes. Adjusted to remove the fiscal 2012 impact of the termination and settlement of a paperboard supply agreement noted below, sales would have increased approximately 1%. The annual maintenance outage at our Demopolis mill generally varies in size every other year; the current year was a major outage and the prior year was of a shorter duration. Aggregate mill tons shipped increased 2.5%.

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

Segment Income — Consumer Packaging Segment

Segment income of the Consumer Packaging segment in fiscal 2013 decreased $52.6 million, primarily due to generally lower selling prices, higher containerboard prices used in promotional displays, increased virgin fiber, energy and other commodity costs that were partially offset by lower recycled fiber costs. At our mills, virgin fiber costs increased $10.0 million or $23 per ton, energy costs increased $9.6 million or $7 per ton, and recycled fiber costs decreased approximately $16.7 million or $19 per ton compared to the prior year. The change in segment income was also impacted by $16.1 million received in connection with the termination and settlement of a paperboard supply agreement, net of legal fees in fiscal 2012 that were partially offset by $13.8 million of increased income in fiscal 2013 as compared to fiscal 2012 related to the partial settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill and related business interruption costs recorded in fiscal 2012.

Segment income of the Consumer Packaging segment in fiscal 2012 increased $72.0 million, primarily due to $16.1 million received in connection with the termination and settlement of a paperboard supply agreement, net of legal fees in fiscal 2012, income from the acquired display facilities and generally higher selling prices, and lower recycled fiber and energy costs that were partially offset by higher freight and chemical costs. At our mills, recycled fiber costs decreased approximately $20.7 million or $24 per ton, energy costs decreased $8.7 million or $7 per ton and chemical costs increased approximately $5.0 million or $4 per ton. Freight expense, excluding the acquired display facilities, increased $8.3 million in the segment. Fiscal 2012 segment income included a gain of $5.8 million for an insurance recovery related to a turbine failure at our Demopolis, AL mill, which was partially offset by $3.9 million of business interruption costs related to the turbine failure and a charge for unrecoverable insurance claims in the period. Segment income in fiscal 2011 was impacted by the Demopolis, AL mill planned major maintenance outage.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2011
First Quarter	$41.9	$2.3	5.5%
Second Quarter	40.8	2.6	6.4
Third Quarter	147.4	4.6	3.1
Fourth Quarter	355.8	5.3	1.5
Total	$585.9	$14.8	2.5%

Fiscal 2012
First Quarter	$329.4	$3.5	1.1%
Second Quarter	296.1	4.2	1.4
Third Quarter	338.9	2.2	0.6
Fourth Quarter	264.4	(2.8)	(1.1)
Total	$1,228.8	$7.1	0.6%

Fiscal 2013
First Quarter	$251.8	$4.3	1.7%
Second Quarter	271.0	3.5	1.3
Third Quarter	274.6	2.0	0.7
Fourth Quarter	276.0	4.6	1.7
Total	$1,073.4	$14.4	1.3%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2011	211.6	213.7	773.9	1,759.6	2,958.8
Fiscal 2012	2,064.5	1,996.9	2,039.7	1,982.8	8,083.9
Fiscal 2013	1,945.0	1,802.5	1,819.2	1,826.6	7,393.3

Net Sales (Aggregate) — Recycling Segment

Our Recycling segment net sales decreased $155.4 million in fiscal 2013 compared to fiscal 2012 primarily due to lower selling prices and lower volumes due in part to the reduced number of operating facilities and our exiting from low margin business.

Our Recycling segment net sales increased $642.9 million in fiscal 2012 compared to fiscal 2011 primarily due to the full year inclusion of the Smurfit-Stone operations following the May 27, 2011 Smurfit-Stone Acquisition, which were partially offset by lower selling prices.

Segment Income — Recycling Segment

Segment income attributable to the Recycling segment increased $7.3 million in fiscal 2013 compared to fiscal 2012 primarily due to operational execution and cost structure improvements, including facility closures.

Segment income attributable to the Recycling segment decreased $7.7 million in fiscal 2012 compared to fiscal 2011. Income from increased sales from the Smurfit-Stone Acquisition was more than offset by the impact of margin compression from lower selling prices. The declining prices resulted in a lower of cost or market inventory charge of $1.8 million and we incurred $1.4 million of increased bad debt expense.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities.

Cash and cash equivalents was $36.4 million at September 30, 2013 and $37.2 million at September 30, 2012. At September 30, 2013 total debt was $2,844.8 million, $2.9 million of which was current. At September 30, 2012, total debt was $3,412.5 million. The principal components of our debt consist of a revolving credit facility, a term loan facility, a receivables-backed financing facility and various senior notes. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.7 billion at September 30, 2013. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required and we are in compliance with all of our covenants at September 30, 2013.

Credit Facility

On September 27, 2012 we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) to amend and extend the then existing facility. The Credit Facility has an original maximum principal amount of approximately $2.7 billion before scheduled payments and includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. The facility matures on September 27, 2017. Effective May 3, 2013, we exercised the Leverage Reduction Option which reduced our maximum permitted Leverage Ratio to 3.5 times and decreased our Applicable Percentage 25 basis points (each as defined in the Credit Facility). On June 7, 2013, we amended the Credit Facility to, among other things, modified the EBITDA definition, including but not limited to, allowing for add backs associated with proactive pension actions, synergies associated with future acquisitions and certain business interruptions covered by third parties and permitted a future $200 million Mexican peso sub-facility with dollar for dollar reduction to existing commitments if activated. At September 30, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by outstanding letters of credit not drawn upon of approximately $48.6 million and the application of our maximum leverage ratio subject to the facility limit, exceeded $1.2 billion.

Receivables-Backed Financing Facility

On December 21, 2012, we amended and increased our receivables-backed financing facility (the “Receivables Facility”) from $625.0 million to $700.0 million, extended the maturity date to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. On August 30, 2013, we amended our Receivables Facility to allow for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. At September 30, 2013, we had $260.0 million of our $700.0 million maximum available borrowings outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2013 was approximately $942.5 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Senior Notes

At September 30, 2013, we had the following face value unsecured senior notes outstanding: $350 million of 4.45% senior notes due March 2019, $350 million of 3.50% senior notes due March 2020, $400 million of 4.90% senior notes due March 2022 and $350 million of 4.00% senior notes due March 2023. On March 15, 2013, we repaid our 5.625% notes due March 2013 upon maturity utilizing cash flow from operations and borrowings under our Receivables Facility.

See “Note 8. Debt” of the Notes to Condensed Consolidated Financial Statements included herein for additional information on our outstanding debt.

Loss on Extinguishment of Debt

During fiscal 2013, 2012 and 2011 loss on extinguishment of debt was $0.3 million, $25.9 million and $39.5 million, respectively, for the expenses recorded in connection with various financing transactions. For additional information regarding these transactions see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated) — Loss on Extinguishment of Debt.”

Cash Flow Activity

Net cash provided by operating activities during fiscal 2013 and fiscal 2012 was $1,032.5 million and $656.7 million, respectively. Net cash provided by operating activities during fiscal 2013 increased primarily due to increased income, net of deferred taxes, and decreased pension funding requirements partially offset by a greater use of working capital in fiscal 2013 as compared to fiscal 2012. Net cash provided by operating activities during fiscal 2012 and fiscal 2011 was $656.7 million and $461.7 million, respectively. Net cash provided by operating activities during fiscal 2012 included $305.4 million of pension and other postretirement funding more than expense, a $12.8 million benefit payment to a former Smurfit-Stone executive and an aggregate $15.9 million use of operating assets and liabilities, net of acquisitions. Net cash provided by operating activities during fiscal 2011 included pension and other postretirement funding more than expense of $22.7 million. Pension and other postretirement funding more than expense increased in fiscal 2012 primarily due to the full year impact of the Smurfit-Stone Acquisition. Fiscal 2011 included a net increase in operating assets and liabilities, net of acquisitions, excluding income taxes of $37.2 million primarily associated with receivables to support increased sales and to fund taking cash payment discounts on legacy Smurfit operations purchases.

Net cash used for investing activities was $403.6 million during fiscal 2013 compared to $544.2 million in fiscal 2012. Net cash used for investing activities in fiscal 2013 consisted primarily of $440.4 million of capital expenditures and $6.3 million for the purchase of a corrugated sheet plant that were partially offset by $26.8 million of proceeds from the sale of property, plant and equipment related primarily to previously closed facilities and $15.4 million for a partial insurance settlement related to the fiscal 2012 turbine failure at our Demopolis, AL bleached paperboard mill. The proceeds are being used to replace the turbine with a newer model. Net cash used for investing activities was $544.2 million during fiscal 2012 compared to $1,491.4 million in fiscal 2011. Net cash used for investing activities in fiscal 2012 consisted primarily of $452.4 million of capital expenditures, $17.0 million for the purchase of a leased energy co-generation facility at one of our mills and $125.6 million of cash paid primarily for the GMI and Mid South acquisitions, which was partially offset by $40.5 million of proceeds from the sale of property, plant and equipment which primarily consisted of corrugated converting facilities we previously closed and $10.2 million of proceeds from a property, plant and equipment insurance settlement related to the Demopolis, AL mill turbine. Net cash used for investing activities in fiscal 2011 consisted primarily of $1,300.1 million paid for the Smurfit-Stone Acquisition, net of cash acquired and $199.4 million of capital expenditures.

Net cash used for financing activities was $629.2 million during fiscal 2013 compared to net cash provided by financing activities of $118.6 million in fiscal 2012. In fiscal 2013, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $557.6 million and $75.3 million of cash dividends paid to shareholders. Net cash used for financing activities was $118.6 million during fiscal 2012 compared to net cash provided by financing activities of $1,051.6 million in fiscal 2011. In fiscal 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $46.5 million, $56.5 million of cash dividends paid to shareholders and $30.2 million of debt issuance and extinguishment costs. In fiscal 2011, net cash provided by financing activities consisted primarily of the net issuance of debt aggregating $1,149.2 million and $25.2 million for the issuance of common stock, net of related minimum tax withholdings, that were partially offset by debt issuance costs of $43.8 million, $37.9 million of cash paid for debt extinguishment costs and $37.6 million of cash dividends paid to shareholders.

Our capital expenditures aggregated $440.4 million in fiscal 2013. We were obligated to purchase approximately $98.7 million of fixed assets at September 30, 2013. We expect fiscal 2014 capital expenditures to be approximately $525 to $550 million. The approximately $100 million projected increase over fiscal 2013 levels includes approximately $29 million of Boiler MACT spending that will be part of our total estimated Boiler MACT capital spending of $80 million at our containerboard mills. Additionally, we will spend an estimated $18 million in fiscal 2014 on a project with a total estimated cost of $68 million to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950's power boilers. The fluidized bed biomass boiler project is expected to be completed in fiscal 2016, and once implemented, is expected to achieve an attractive return while addressing the Boiler MACT requirements at the mill. We plan to build a new wood yard and chip delivery system at our Florence, SC containerboard mill at a cost of approximately $43 million that we expect to complete at the end of fiscal 2014. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital spending to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

At September 30, 2013, the federal, state and Canadian net operating losses, Cellulosic Biofuel Producer Credits, Alternative Minimum Tax Credits and other federal tax and state credits available to us aggregated approximately $553 million in future potential reductions of U.S. federal, state and Canadian cash taxes. Based on our current projections, we expect to utilize the federal net operating losses in fiscal 2014 and the remaining cellulosic biofuel, alternative minimum tax and other federal credits and Canadian net operating losses in fiscal 2014 and 2015. State net operating losses and credits will be used over a longer period of time. Therefore, we expect our cash tax payments to be materially less than our income tax expense in fiscal 2014 and 2015 and moderately lower in fiscal 2016. However, it is possible that our utilization may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors.

During fiscal 2013 and fiscal 2012, we made contributions of $188.9 million and $367.5 million, respectively, to our pension and supplemental retirement plans. The underfunded status of our plans at September 30, 2013 was approximately $1.0 billion. We currently expect to contribute approximately $239 million to our qualified defined benefit plans in fiscal 2014, including approximately $26 million in the third quarter of fiscal 2014 related to our unfunded Supplemental Executive Retirement Plan (“SERP”). We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Based on current assumptions, including future interest rates, we currently estimate that minimum pension contributions will be in the range of approximately $211 million to $255 million annually in 2015 through 2017 and approximately $132 million in 2018. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In October 2013, our board of directors approved our November 2013 quarterly dividend of $0.35 per share, indicating a current annualized dividend of $1.40 per share and a 17% increase over the $0.30 per share paid in May 2013 and August 2013. The $0.30 per share we paid in May 2013 and August 2013 was a 33% increase over the $0.225 per share accelerated February 2013 dividend paid in December 2012 and the $0.225 per share paid in November 2012. During fiscal 2013, we paid aggregate dividends on our Common Stock of $1.05 per share and during fiscal 2012, we paid a quarterly dividend on our Common Stock of $0.20 per share or $0.80 per share annually.

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. In fiscal 2013 and 2012, we did not repurchase any shares of Common Stock. As of September 30, 2013, we had approximately 1.8 million shares of Common Stock available for repurchase, and 5.0 million shares after the November 2013 amendment.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

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

Adjusted Net Income and Adjusted Earnings per Diluted Share

We use the non-GAAP measures “adjusted net income” and “adjusted earnings per diluted share.” Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted net income and adjusted earnings per diluted share are Net income attributable to Rock-Tenn Company shareholders and Earnings per diluted share, respectively. Adjusted net income and Adjusted earnings per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a reconciliation of adjusted earnings per diluted share to Earnings per diluted share. Set forth below is a reconciliation of Adjusted net income to Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax):

	Years Ended September 30,
	2013	2012	2011
Net income attributable to Rock-Tenn Company shareholders	$727.3	$249.1	$141.1

Alternative fuel mixture tax credit tax reserve adjustment	(252.9)	—	—
Restructuring and other costs and operating losses and transition costs due to plant closures	59.1	57.8	66.5
Loss on extinguishment of debt	0.2	16.3	25.1
Acquisition inventory step-up	—	0.5	37.7
Non-cash loss on Canadian intercompany note	—	—	8.6

Adjusted net income	$533.7	$323.7	$279.0

Net Debt

We also have defined the non-GAAP financial measure Net Debt to include the aggregate debt obligations reflected in our consolidated balance sheet, less the hedge adjustments resulting from fair value interest rate derivatives or swaps, if any, and the balance of our cash and cash equivalents.

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

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	September 30, 2013	September 30, 2012
Current portion of debt	$2.9	$261.3
Long-term debt due after one year	2,841.9	3,151.2
	2,844.8	3,412.5
Less: Hedge adjustments resulting from fair value interest rate derivatives or swaps	—	(0.1)
	2,844.8	3,412.4
Less: Cash and cash equivalents	(36.4)	(37.2)
Net Debt	$2,808.4	$3,375.2

Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense

We also have defined the non-GAAP financial measure Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense to be the sum of net debt repayment, utilizing the non-GAAP measure Net Debt, and the following cash flow statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entity and Pension and other postretirement funding more than expense.

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

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments and Pension in Excess of Expense using the various non-GAAP and GAAP measures referenced above (in millions):

September 30, 2013
Net debt repayment	$566.8
Cash dividends paid to shareholders	75.3
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entity	6.4
Pension and postretirement funding more than expense	167.1
Cash generated for Net Debt repayment, dividends, acquisition / investments and pension in excess of expense	$815.6

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. We based some of the amounts in this table on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2014	Fiscal 2015 and 2016	Fiscal 2017 and 2018	Thereafter
	(In millions)
Long-Term Debt, including current portion (a)	$2,851.6	$2.9	$474.1	$917.9	$1,456.7
Operating lease obligations (b)	255.6	51.0	79.8	51.9	72.9
Purchase obligations and other (c) (d) (e) (f)	1,708.1	552.8	599.3	415.3	140.7
Total	$4,815.3	$606.7	$1,153.2	$1,385.1	$1,670.3

(a)
We have included in the long-term debt line item above amounts owed on our note agreements, Receivables Facility, Credit Facility and other debt. For purposes of this table, we assume that all of our long-term debt will be held to maturity. We have not included in these amounts interest payable on our long-term debt. We have excluded unamortized discounts of $6.8 million from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 8. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 10. Leases” of the Notes to Consolidated Financial Statements.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)
Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date; therefore, the earliest date on which we could be required to purchase our partner's interest is March 29, 2016. We currently project this contingent obligation to purchase our partner's interest (based on the formula) to be approximately $11 million, which would result in a purchase price of approximately 54% of our partner's share of the net equity reflected on Seven Hills' September 30, 2013 balance sheet. We have not included the $11 million in the table above.

(e)
We have included in the table future minimum pension contributions and benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Based on current assumptions, including future interest rates, we currently estimate that the minimum pension contributions under the U.S. and Canadian qualified pension plans will be approximately $239 million in fiscal 2014, including approximately $26 million in the third quarter of fiscal 2014 related to our unfunded Supplemental Executive Retirement Plan. We currently estimate that contributions will be in the range of approximately $211 million to $255 million annually in fiscal 2015 through fiscal 2017 and approximately $132 million in fiscal 2018. Minimum pension contributions thereafter aggregate approximately $94 million. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have not included in the table above an item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

(f)
We have excluded from the line item “Purchase obligations and other” $21.3 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

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

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1. “Business — Governmental Regulation — Environmental Regulation.”

Off-Balance Sheet Arrangement

In connection with the Smurfit-Stone Acquisition we acquired an off-balance sheet arrangement for an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone sold timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. Smurfit-Stone received $225 million in cash, with the balance of $485 million in the form of installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC (“TNH”), a wholly-owned non-consolidated variable interest entity under the provisions of ASC 860 “Transfers and Servicing”, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under ASC 860. The residual interest in the notes at September 30, 2013 was not material. TNH and its creditors have no recourse to us in the event of a default on the installment notes.

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2013, our accounts receivable, net of allowances of $26.8 million, was $1,134.9 million; a 1% additional loss on accounts receivable would be $11.3 million and a 5% change in our allowance assumptions would change our allowance by approximately $1.3 million.

Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated synergies resulting from the Smurfit-Stone Acquisition. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2013, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow the provisions included in ASC 360, “Property, Plant and Equipment,” in determining whether the carrying value of any of our long-lived assets is impaired. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 2 to 40 years and have a weighted average life of approximately 12.4 years. We identify the weighted average lives of our intangible assets by category in “Note 7. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

Restructuring

We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in additional restructuring activities in the future. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Business Combinations

From time to time, we may enter into material business combinations. In accordance with ASC 805, “Business Combinations,” we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

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

We have, or from time to time may have, financial instruments including supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities. Other than the fair value of our long-term debt and our pension and postretirement assets and liabilities disclosed in “Note 9. Fair Value” and “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements, the fair value of these items is not significant.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 9. Fair Value” of the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Certain judgments, assumptions and estimates may affect the carrying value of any deferred tax assets and their associated valuation allowances, if any, and deferred tax liabilities in our Consolidated Financial Statements. We periodically review our estimates and assumptions of our tax assets and liabilities using historical experience for the particular jurisdiction and our expectations regarding the future outcome of the related matters. In addition, we maintain reserves for certain tax contingencies based upon our expectations of the outcome of tax audits in the jurisdictions where we operate. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including changes related to tax law or corporate tax rates, may materially affect our income tax expense, assets and liabilities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $7.1 million for fiscal 2013. A 1% increase in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2013 consolidated balance sheet, would increase tax expense by approximately $29.2 million for fiscal 2013.

Pension and Other Postretirement Benefits

Certain of our employees in the U.S. and Canada are currently accruing pension benefits. In addition, under several labor contracts, we make payments based on hours worked into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a Supplemental Executive Retirement Plan and other unfunded defined benefit plans that provide unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

Our pension unfunded status decreased $491.8 million in fiscal 2013, which is primarily attributable to a higher discount rate applied to the pension obligations. Our U.S. pension plan obligations were impacted primarily by a 97 basis point increase in the discount rate compared to the prior measurement date and our Canadian pension plan obligations were impacted by a 42 basis point increase in the discount rate compared to the prior measurement date.

A 25 basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2013 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(4.6)	$4.6	$0.2	$(0.2)
Compensation level	0.3	(0.3)	N/A	N/A
Expected long-term rate of return on plan assets	(8.4)	8.4	N/A	N/A
Medical cost trend	N/A	N/A	0.2	(0.2)

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, oil, coal and electricity at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), coal, fuel oil and natural gas to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paper machines. We use primarily electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. At one of our mills, we purchase process steam under a contract with an adjacent coal fired power plant. At one of our mills, we purchase process steam under a contract from an adjacent coal fired power plant. Since the completion of the Smurfit-Stone Acquisition we have completed five natural gas projects at our containerboard mills, four conversions from fuel oil to natural gas and a fifth project to install a natural gas boiler to replace the adjacent coal fired power plant as the mill's primary energy source.

We spent approximately $623 million on all energy sources in fiscal 2013. Natural gas and fuel oil accounted for a little less than two-fifths (approximately 39 million MMBtu) of our total energy purchases in fiscal 2013. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $62 million. In times of higher energy prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Commodities

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and a portion of our containerboard is recycled fiber. Our purchases of old corrugated containers, referred to as “OCC”, and double-lined kraft clippings account for our largest recycled fiber costs and approximately 90% of our recycled fiber purchases in a fiscal year. The remaining 10% of our recycled fiber purchases consists of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing.

A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $64 million. In times of higher recycled fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $70 million. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Linerboard/Corrugated Medium

We convert corrugated medium and linerboard in our corrugated converting operations and merchandising displays operations into corrugated sheet stock and displays. Although the majority of the containerboard consumed is produced at our mill locations, we do purchase containerboard externally. A hypothetical 10% increase in containerboard costs for containerboard purchased externally, net of trade swaps, would result in increased costs of approximately $21 million in a fiscal year. We may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck and intermodal) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $89 million in a fiscal year. In times of higher freight prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Derivative Instruments

From time to time we may enter into a variety of derivative transactions. At times, we have used interest rate swap agreements to manage the interest rate characteristics on a portion of our outstanding debt. We evaluate market conditions and our leverage ratio in order to determine our tolerance for potential increases in interest expense that could result from floating interest rates. From time to time we may use forward contracts to limit our exposure to fluctuations in non-functional foreign currency rates with respect to our operating units’ receivables. We also may use commodity swap agreements to limit our exposure to falling sales prices and rising raw material costs. See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. The impact of derivative instruments have not been material in any of the years presented herein. At September 30, 2013 we had no derivative instruments in place.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2013, if market interest rates increase an average of 100 basis points, our interest expense would increase by $14 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2013 and 2012, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before income taxes by approximately $4.6 million and $3.0 million, respectively. Similarly, multiemployer pension plans in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. We discuss our multiemployer pension plans in “Note 12. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were approximately $1 million lower in fiscal 2013 than if we had translated the same earnings using fiscal 2012 exchange rates. Translated earnings were approximately $1 million lower in fiscal 2012 than if we had translated the same earnings using fiscal 2011 exchange rates.

During fiscal 2013 and 2012, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $4 million and $8 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 18. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2013	2012	2011
	(In millions, except per share data)
Net sales	$9,545.4	$9,207.6	$5,399.6
Cost of goods sold	7,698.9	7,674.9	4,407.7
Gross profit	1,846.5	1,532.7	991.9
Selling, general and administrative expenses	954.3	927.5	541.2
Restructuring and other costs, net	78.0	75.2	93.3
Operating profit	814.2	530.0	357.4
Interest expense	(106.9)	(119.7)	(88.9)
Loss on extinguishment of debt	(0.3)	(25.9)	(39.5)
Interest income and other (expense) income, net	(0.9)	1.3	(15.0)
Equity in income of unconsolidated entities	4.6	3.4	1.5
Income before income taxes	710.7	389.1	215.5
Income tax benefit (expense)	21.8	(136.9)	(69.5)
Consolidated net income	732.5	252.2	146.0
Less: Net income attributable to noncontrolling interests	(5.2)	(3.1)	(4.9)
Net income attributable to Rock-Tenn Company shareholders	$727.3	$249.1	$141.1

Basic earnings per share attributable to Rock-Tenn Company shareholders	$10.10	$3.49	$2.81

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$9.95	$3.45	$2.77

Cash dividends paid per share	$1.05	$0.80	$0.80

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Consolidated net income	$732.5	$252.2	$146.0
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(15.1)	18.3	(12.9)
Derivatives:
Deferred loss on cash flow hedges	—	—	(0.3)
Less: Reclassification adjustment of net loss on cash flow hedges included in earnings	—	1.4	4.0
Defined benefit pension plans:
Net actuarial gain (loss) arising during period	184.1	(234.2)	(211.2)
Amortization of net actuarial loss, included in pension cost	24.2	13.3	12.2
Prior service credit (cost) arising during period	3.2	(1.4)	0.3
Amortization of prior service cost, included in pension cost	0.9	0.4	0.4
Other comprehensive income adjustments	4.2	—	—
Other comprehensive income (loss)	201.5	(202.2)	(207.5)
Comprehensive income (loss)	934.0	50.0	(61.5)
Less: Comprehensive income attributable to noncontrolling interests	(6.7)	(2.2)	(4.4)
Comprehensive income (loss) attributable to Rock-Tenn Company shareholders	$927.3	$47.8	$(65.9)

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(In millions, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$36.4	$37.2
Restricted cash	9.3	40.6
Accounts receivable (net of allowances of $26.8 and $26.9)	1,134.9	1,075.6
Inventories	937.9	861.9
Other current assets	297.9	174.5
Total current assets	2,416.4	2,189.8
Property, plant and equipment at cost:
Land and buildings	1,203.1	1,207.7
Machinery and equipment	6,467.8	6,121.7
Transportation equipment	13.8	13.6
Leasehold improvements	24.7	20.0
	7,709.4	7,363.0
Less accumulated depreciation and amortization	(2,154.7)	(1,751.6)
Net property, plant and equipment	5,554.7	5,611.4
Goodwill	1,862.1	1,865.3
Intangibles, net	699.4	795.1
Other assets	200.8	225.5
	$10,733.4	$10,687.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$2.9	$261.3
Accounts payable	802.1	708.9
Accrued compensation and benefits	249.0	211.4
Other current liabilities	189.4	226.7
Total current liabilities	1,243.4	1,408.3
Long-term debt due after one year	2,841.9	3,151.2
Pension liabilities, net of current portion	975.2	1,493.1
Postretirement benefit liabilities, net of current portion	118.3	154.2
Deferred income taxes	1,063.1	888.8
Other long-term liabilities	165.4	173.9
Commitments and contingencies (Notes 10 and 16)
Redeemable noncontrolling interests	13.3	11.4
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 72,023,820 and 70,884,002 shares outstanding at September 30, 2013 and September 30, 2012, respectively	0.7	0.7
Capital in excess of par value	2,871.4	2,810.8
Retained earnings	1,740.8	1,094.7
Accumulated other comprehensive loss	(300.6)	(500.5)
Total Rock-Tenn Company shareholders’ equity	4,312.3	3,405.7
Noncontrolling interests	0.5	0.5
Total equity	4,312.8	3,406.2
	$10,733.4	$10,687.1

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2013	2012	2011
	(In millions, except share and per share data)
Number of Shares of Class A Common Stock Outstanding:
Balance at beginning of year	70,884,002	70,467,904	38,903,036
Shares issued under restricted stock plan	372,793	87,930	537,078
Restricted stock grants forfeited	—	(1,875)	(7,675)
Issuance of Class A common stock, net of stock received for minimum tax withholdings(1)	767,025	330,043	31,035,465
Balance at end of year	72,023,820	70,884,002	70,467,904
Class A Common Stock:
Balance at beginning of year	$0.7	$0.7	$0.4
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	—	—	0.3
Balance at end of year	0.7	0.7	0.7
Capital in Excess of Par Value:
Balance at beginning of year	2,810.8	2,762.7	290.5
Income tax benefit from share-based plans	5.7	8.4	—
Compensation expense under share-based plans	46.5	29.2	21.4
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	8.4	10.5	2,412.4
Fair value of share-based awards issued in the Smurfit-Stone Acquisition	—	—	56.4
Purchase of subsidiary shares from noncontrolling interest	—	—	(18.0)
Balance at end of year	2,871.4	2,810.8	2,762.7
Retained Earnings:
Balance at beginning of year	1,094.7	907.4	812.6
Net income attributable to Rock-Tenn Company shareholders	727.3	249.1	141.1
Cash dividends (per share - $1.05, $0.80 and $0.80) (2)	(76.3)	(56.5)	(37.6)
Issuance of Class A common stock, net of stock received for minimum tax withholdings (1)	(4.9)	(5.3)	(8.7)
Balance at end of year	1,740.8	1,094.7	907.4
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(500.5)	(299.2)	(92.2)
Other comprehensive income (loss), net of tax	199.9	(201.3)	(207.0)
Balance at end of year	(300.6)	(500.5)	(299.2)
Total Rock-Tenn Company Shareholders’ equity	4,312.3	3,405.7	3,371.6
Noncontrolling Interests:(3)
Balance at beginning of year	0.5	0.7	6.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(5.3)
Net income (loss)	0.4	(0.1)	2.0
Distributions	(0.4)	(0.1)	(2.5)
Other comprehensive income attributable to noncontrolling interest	—	—	0.4
Balance at end of year	0.5	0.5	0.7
Total equity	$4,312.8	$3,406.2	$3,372.3

(1)
Included in the fiscal 2011 Issuance of Class A common stock is the issuance of approximately 31.0 million shares of Common Stock valued at $2,378.8 million in connection with the Smurfit-Stone Acquisition, including approximately 0.7 million shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. In fiscal 2013, 0.5 million shares previously reserved but unissued were issued related to the Smurfit-Stone bankruptcy claims.

(2)	Includes cash dividends paid and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(3)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Operating activities:
Consolidated net income	$732.5	$252.2	$146.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	552.2	534.3	278.3
Deferred income tax (benefit) expense	(44.3)	123.4	60.0
Share-based compensation expense	46.5	29.2	21.4
Loss on extinguishment of debt	0.3	25.9	39.5
(Gain) loss on disposal of plant, equipment and other, net	(13.9)	(10.0)	0.9
Equity in income of unconsolidated entities	(4.6)	(3.4)	(1.5)
Pension and other postretirement funding more than expense	(167.1)	(305.4)	(22.7)
Settlement of interest rate swaps and foreign currency hedge	—	(2.8)	1.7
Impairment adjustments and other non-cash items	21.2	29.2	31.5
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(63.2)	55.5	(14.4)
Inventories	(122.8)	7.1	(0.5)
Other assets	(13.1)	(17.8)	33.2
Accounts payable	87.5	(77.8)	(38.8)
Income taxes	(13.8)	13.3	(56.2)
Accrued liabilities and other	35.1	3.8	(16.7)
Net cash provided by operating activities	1,032.5	656.7	461.7
Investing activities:
Capital expenditures	(440.4)	(452.4)	(199.4)
Cash paid for the purchase of a leased facility	—	(17.0)	—
Cash paid for purchase of business, net of cash acquired	(6.3)	(125.6)	(1,300.1)
Investment in unconsolidated entities	(0.1)	(1.7)	(2.0)
Return of capital from unconsolidated entities	1.0	1.8	1.0
Proceeds from sale of property, plant and equipment	26.8	40.5	8.6
Proceeds from property, plant and equipment insurance settlement	15.4	10.2	0.5
Net cash used for investing activities	(403.6)	(544.2)	(1,491.4)
Financing activities:
Proceeds from issuance of notes	—	1,442.2	—
Additions to revolving credit facilities	99.0	748.1	802.6
Repayments of revolving credit facilities	(146.2)	(759.8)	(564.5)
Additions to debt	277.0	326.6	2,877.4
Repayments of debt	(787.4)	(1,803.6)	(1,966.3)
Debt issuance costs	(2.0)	(16.2)	(43.8)
Cash paid for debt extinguishment costs	(0.1)	(14.0)	(37.9)
Issuances of common stock, net of related minimum tax withholdings	3.5	5.2	25.2
Excess tax benefits from share-based compensation	6.0	10.0	—
Advances from unconsolidated entity	1.2	0.2	1.7
Cash dividends paid to shareholders	(75.3)	(56.5)	(37.6)
Cash distributions paid to noncontrolling interests	(4.9)	(0.8)	(5.2)
Net cash (used for) provided by financing activities	(629.2)	(118.6)	1,051.6
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.6	3.9
(Decrease) increase in cash and cash equivalents	(0.8)	(4.5)	25.8
Cash and cash equivalents at beginning of period	37.2	41.7	15.9
Cash and cash equivalents at end of period	$36.4	$37.2	$41.7

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$22.0	$(9.6)	$22.7
Interest, net of amounts capitalized	98.8	114.8	86.9

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in fiscal 2013 relate to the acquisition of a corrugated sheet plant, and in fiscal 2012 they relate to the acquisition of GMI, the acquisition of the assets of Mid South and adjustments to the preliminary purchase price recorded in fiscal 2011 in connection with the Smurfit-Stone Acquisition. Liabilities assumed, including debt, in fiscal 2011 reflects the preliminary purchase price allocation for the Smurfit-Stone Acquisition. For additional information regarding these acquisitions and the Smurfit-Stone Acquisition financing see “Note 5. Acquisitions” and “Note 8. Debt”.

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Fair value of assets acquired, including goodwill	$7.9	$145.7	$7,729.4
Cash consideration, net of cash acquired	6.3	122.3	1,303.4
Stock issued in the acquisition	—	—	2,378.8
Fair value of share-based awards issued in the acquisition	—	—	56.4
Liabilities and noncontrolling interests assumed	$1.6	$23.4	$3,990.8

Included in liabilities assumed is the following item:
Debt assumed in acquisition	$—	$—	$1,180.5

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

Use of Estimates

Preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of an acquired business to the fair value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, deferred tax asset valuation allowances and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e., shipping point) or on arrival at customers’ plants (i.e., destination point). We do not recognize revenue from transactions where we bill customers but retain custody and title to these products until the date custody and title transfer. We do not have any significant multiple deliverable revenue arrangements.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. Receivables generally are due within 30 to 60 days, although recent trends are for customers to seek longer terms. We serve a diverse customer base primarily in North America and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2013, 2012 and 2011, we recorded bad debt expense of $5.6 million, $6.6 million and $1.1 million, respectively.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Balance at the beginning of period	$26.9	$30.1	$7.8
Reduction in sales and charges to costs and expenses (1)	126.4	107.9	78.2
Deductions	(126.5)	(111.1)	(55.9)
Balance at the end of period	$26.8	$26.9	$30.1
(1) Includes the impact of acquisitions.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a first-in first-out basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 24% and 29% of FIFO cost of all inventory at September 30, 2013 and 2012, respectively.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2013, 2012 and 2011, we capitalized interest of approximately $2.9 million, $3.4 million and $2.8 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-44 years
Transportation equipment	3-8 years

Generally our machinery and equipment have estimated useful lives between 3 and 20 years; however, select portions of machinery and equipment at our mills have estimated useful lives up to 44 years. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2013, 2012 and 2011 was approximately $461.3 million, $434.6 million and $228.2 million, respectively.

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

The goodwill impairment model is a two-step process. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies resulting from the Smurfit-Stone Acquisition and capital spending. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2013 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 2 to 40 years and have a weighted average life of approximately 12.4 years.

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

Restructuring

We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

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

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

We estimate fair values in accordance with ASC 820 “Fair Value Measurement”. We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt and our pension and postretirement assets and liabilities in “Note 9. Fair Value” and “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements. We have, or from time to time may have, financial instruments recognized at fair value including supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts and our residual interest in Timber Note Holdings LLC notes based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 9. Fair Value.”

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in Canadian foreign currency rates with respect to transactions denominated in Canadian dollars.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The impact of derivative instruments have not been material in any of the years presented.

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

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves on an undiscounted basis based on estimated actuarially calculated development factors. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation costs.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of these provisions and in subsequent periods. See “Note 11. Income Taxes.”

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 12. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. While we believe that our

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

Stock Based Compensation

We recognize expense for stock based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our Amended and Restated 2004 Incentive Stock Plan (“2004 Incentive Stock Plan”), we can award shares of restricted Common Stock to employees and our board of directors. The grants generally vest over a period of 3 years depending on the nature of the award, except for non-employee director grants, which vest over one year. Our restricted stock grants to employees generally contain market or performance conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 14. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our paperboard mills. At September 30, 2013 and September 30, 2012, liabilities of $14.9 million and $16.3 million, respectively, were accrued.

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

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain of $2.5 million in fiscal 2013, a loss of $5.5 million in fiscal 2012 and a gain of $3.9 million in 2011 from foreign currency transactions. We also recorded a foreign currency loss of approximately $13.5 million in fiscal 2011 related to a Canadian intercompany loan.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 16. Commitments and Contingencies.”

New Accounting Standards - Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which amended certain provisions in ASC 220 “Comprehensive Income”. These provisions required the disclosure of significant amounts that are reclassified out of other comprehensive income into net income and disclosure of additional information about changes in

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income. These provisions are effective for fiscal and interim periods beginning after December 15, 2012 (January 1, 2013 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amends certain provisions in ASC 210 “Balance Sheet”. Subsequently, in January 2013, the FASB issued ASU 2013-01, which amended the scope of ASU 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on our consolidated financial statements.

New Accounting Standards - Recently Issued

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
In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists”. This ASU amends ASC 740 “Income Taxes” and clarifies when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. These provisions are effective for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for us). We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

	September 30,
	2013	2012	2011
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$727.3	$249.1	$141.1
Less: Distributed and undistributed income available to participating securities	(0.2)	(0.8)	(1.4)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$727.1	$248.3	$139.7
Denominator:
Basic weighted average shares outstanding	72.0	71.2	49.7
Basic earnings per share attributable to Rock-Tenn Company shareholders	$10.10	$3.49	$2.81

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$727.3	$249.1	$141.1
Less: Distributed and undistributed income available to participating securities	(0.2)	(0.7)	(1.4)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$727.1	$248.4	$139.7
Denominator:
Basic weighted average shares outstanding	72.0	71.2	49.7
Effect of dilutive stock options and non-participating securities	1.1	0.9	0.8
Diluted weighted average shares outstanding	73.1	72.1	50.5
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$9.95	$3.45	$2.77

Weighted average shares includes 0.2 million and 0.7 million of reserved, but unissued shares at September 30, 2013 and 2012. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims.

Options to purchase 0.1 million, 0.3 million and 0.1 million shares of Common Stock in fiscal 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share attributable to Rock-Tenn Company shareholders because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the fiscal year ended September 30, 2013 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2012	$(0.2)	$(547.8)	$47.5	$(500.5)
Other comprehensive income (loss) before reclassifications	—	190.4	(15.0)	175.4
Amounts reclassified from accumulated other comprehensive income	—	24.5	—	24.5
Net current period other comprehensive income (loss)	—	214.9	(15.0)	199.9
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)

(1)     All amounts are net of tax and noncontrolling interest.

The following table summarizes the reclassifications out of accumulated other comprehensive income by component for the year ended September 30, 2013 (in millions):

	Year Ended September 30,
	2013
	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses(2)	(38.6)	15.0	(23.6)
Prior service costs (2)	(1.5)	0.6	(0.9)
Total reclassifications for the period	$(40.1)	$15.6	$(24.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 12. Retirement Plans” for additional details.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive income (loss) for the years ended September 30, 2013, 2012 and 2011, is as follows (in millions):

Fiscal 2013	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(15.1)	$—	$(15.1)
Net actuarial gain arising during period	303.9	(119.8)	184.1
Amortization of net actuarial loss	39.3	(15.1)	24.2
Prior service credit arising during the period	5.2	(2.0)	3.2
Amortization of prior service cost	1.5	(0.6)	0.9
Other adjustments	—	4.2	4.2
Consolidated other comprehensive income	334.8	(133.3)	201.5
Less: Other comprehensive income attributable to noncontrolling interests	(1.6)	—	(1.6)
Other comprehensive income attributable to Rock-Tenn Company shareholders	$333.2	$(133.3)	$199.9

Fiscal 2012	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$18.3	$—	$18.3
Net deferred loss on cash flow hedges	(0.1)	0.1	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	2.3	(0.9)	1.4
Net actuarial loss arising during period	(375.0)	140.8	(234.2)
Amortization of net actuarial loss	21.4	(8.1)	13.3
Prior service cost arising during period	(2.2)	0.8	(1.4)
Amortization of prior service cost	0.7	(0.3)	0.4
Consolidated other comprehensive loss	(334.6)	132.4	(202.2)
Less: Other comprehensive loss attributable to noncontrolling interests	0.9	—	0.9
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(333.7)	$132.4	$(201.3)

Fiscal 2011	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(13.0)	$0.1	$(12.9)
Net deferred loss on cash flow hedges	(0.4)	0.1	(0.3)
Reclassification adjustment of net loss on cash flow hedges included in earnings	6.9	(2.9)	4.0
Net actuarial loss arising during period	(336.0)	124.8	(211.2)
Amortization of net actuarial loss	18.9	(6.7)	12.2
Prior service credit arising during period	0.3	—	0.3
Amortization of prior service cost	0.7	(0.3)	0.4
Consolidated other comprehensive loss	(322.6)	115.1	(207.5)
Less: Other comprehensive loss attributable to noncontrolling interests	0.5	—	0.5
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(322.1)	$115.1	$(207.0)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2013	2012
Finished goods and work in process	$370.9	$325.4
Raw materials	453.6	372.7
Supplies and spare parts	194.0	197.1
Inventories at FIFO cost	1,018.5	895.2
LIFO reserve	(80.6)	(33.3)
Net inventories	$937.9	$861.9

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2013, 2012 and 2011, we reduced inventory quantities in some of our LIFO pools. This reduction results in a liquidation of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2013, 2012 and 2011 was not significant.

Note 5.	Acquisitions

Mid South Packaging Acquisition

On June 22, 2012, we acquired the assets of Mid South Packaging LLC, a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was approximately $32.1 million. No debt was assumed. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $9.9 million of customer relationship intangible assets and $8.5 million of goodwill. We are amortizing the customer relationship intangibles over 12.5 years based on a straight-line basis because the pattern was not reliably determinable. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of Mid South. We expect the goodwill to be amortizable for income tax purposes.

GMI Acquisition

On October 28, 2011, we acquired the stock of four entities doing business as GMI. We have made joint elections under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”), that increased our tax basis in the underlying assets acquired. The purchase price was approximately $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. There was no debt assumed. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increases our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $39.5 million of customer relationship intangible assets, $25.0 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. None of the intangibles have a significant residual value. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration) and the assembled work force of GMI. We expect the goodwill to be amortizable for income tax purposes.

Smurfit-Stone Acquisition

On May 27, 2011, we completed our acquisition of Smurfit-Stone Container Corporation. We have included in our financial statements the results of Smurfit-Stone's containerboard mill and corrugated converting operations in our Corrugated Packaging segment, Smurfit-Stone's recycling operations in our Recycling segment and Smurfit-Stone's display operations in our Consumer Packaging segment. We acquired Smurfit-Stone in order to expand our corrugated packaging business as we believe the

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

containerboard and corrugated packaging industry is a very attractive business and U.S. virgin containerboard is a strategic global asset. The purchase price for the acquisition was $4,919.1 million, net of cash acquired of $473.5 million. The purchase price included cash consideration, net of cash acquired of $1,303.4 million, the issuance of approximately 31.0 million shares of RockTenn common stock valued at $2,378.8 million, including approximately 0.7 million shares reserved but unissued for the resolution of Smurfit-Stone bankruptcy claims, we assumed $1,180.5 million of debt and recorded $56.4 million for stock options to replace outstanding Smurfit-Stone stock options as discussed in “Note 14. Share-Based Compensation”. The reserved shares, as well as the restricted cash identified on our Consolidated Balance Sheets, will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order and the corresponding liability will be extinguished. The shares issued were valued at $76.735 per share which represented the average of the high and low stock price on the acquisition date. At September 30, 2013, approximately 0.2 million reserved shares remain unissued. We entered into a new credit facility and amended our receivables-backed financing facility at the time of the Smurfit-Stone Acquisition. For information on our facilities see “Note 8. Debt”.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2012 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as adjusted)(3)
Current assets, net of cash acquired	$1,459.5	$(6.8)	$1,452.7
Property, plant and equipment	4,391.4	(12.1)	4,379.3
Goodwill	1,091.6	(10.9)	1,080.7
Intangible assets	691.4	21.7	713.1
Other long-term assets	95.5	19.0	114.5
Total assets acquired	7,729.4	10.9	7,740.3

Current portion of debt	9.4	—	9.4
Current liabilities	816.7	6.6	823.3
Long-term debt due after one year	1,171.1	—	1,171.1
Accrued pension and other long-term benefits	1,205.8	(4.1)	1,201.7
Noncontrolling interest and other long-term liabilities	787.8	8.4	796.2
Total liabilities and noncontrolling interest assumed	3,990.8	10.9	4,001.7

Net assets acquired	$3,738.6	$—	$3,738.6

(1)	As previously reported in the Notes to Consolidated Financial Statements included in our Fiscal 2011 Form 10-K.

(2)
The measurement period adjustments recorded in fiscal 2012 did not have a significant impact on our condensed consolidated statements of income for any period of fiscal 2012 or 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheet as of September 30, 2011. Therefore, we recorded the cumulative impact in fiscal 2012 and did not retrospectively adjust the comparative 2011 financial information presented herein.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reach of the combined organization, increased vertical integration opportunities and diversification of fiber sourcing) and the assembled work force of Smurfit-Stone.

The following table summarizes the weighted average life and gross carrying amount relating to intangible assets recognized in the Smurfit-Stone Acquisition, excluding goodwill (in millions, except weighted avg. life):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	10.5	$663.0
Favorable contracts	6.9	23.5
Technology and patents	8.0	13.3
Trademarks and tradenames	3.5	10.3
Non-compete agreements	2.0	3.0
Total	10.2	$713.1

None of the intangibles has significant residual value. We are amortizing the intangibles over estimated useful lives ranging from 1 to 18 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

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

Year Ended September 30,
2011
(Unaudited)
Net sales	$9,574.5
Net income attributable to Rock-Tenn Company shareholders	$341.1

Fiscal 2011 revenues associated with the Smurfit-Stone Acquisition since the acquisition were $2,273.7 million. Disclosure of earnings associated with the Smurfit-Stone Acquisition since the date acquired for fiscal 2011 is not practicable as it is not being operated as a standalone business.

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are: directly related to the business combination; factually supportable; and expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets including contracts assumed; and interest expense on acquisition-related debt.

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $78.0 million, $75.2 million and $93.3 million for fiscal 2013, 2012 and 2011, respectively. Of these costs, $18.6 million, $14.8 million and $17.7 million were non-cash for fiscal 2013, 2012 and 2011, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition or integration can vary. When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell prior to disposition, is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the fiscal year, the cumulative recorded amount since we announced the initiative, and the total we expect to incur (in millions):

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Fiscal 2013	$10.4	$23.5	$5.0	$4.7	$(0.1)	$43.5
	Fiscal 2012	16.6	10.5	3.5	5.6	4.7	40.9
	Fiscal 2011	16.7	7.8	1.2	1.1	0.7	27.5
	Cumulative	44.1	42.3	9.7	11.4	5.4	112.9
	Expected Total	44.1	42.3	10.9	14.6	5.4	117.3
Consumer Packaging(c)	Fiscal 2013	2.7	0.8	0.2	0.2	—	3.9
	Fiscal 2012	(3.4)	0.2	0.6	0.2	—	(2.4)
	Fiscal 2011	1.0	2.3	0.9	0.7	0.2	5.1
	Cumulative	3.5	4.1	1.8	1.1	0.9	11.4
	Expected Total	3.5	4.1	1.8	1.1	0.9	11.4
Recycling(d)	Fiscal 2013	5.5	1.2	0.2	0.8	2.6	10.3
	Fiscal 2012	1.6	0.3	—	0.1	0.3	2.3
	Fiscal 2011	—	—	—	0.1	—	0.1
	Cumulative	7.2	1.5	0.2	1.2	2.9	13.0
	Expected Total	7.2	1.5	0.5	2.0	3.0	14.2
Other(e)	Fiscal 2013	—	—	—	—	20.3	20.3
	Fiscal 2012	—	—	—	—	34.4	34.4
	Fiscal 2011	—	—	—	—	60.6	60.6
	Cumulative	—	—	—	—	115.3	115.3
	Expected Total	—	—	—	—	115.3	115.3
Total	Fiscal 2013	$18.6	$25.5	$5.4	$5.7	$22.8	$78.0
	Fiscal 2012	$14.8	$11.0	$4.1	$5.9	$39.4	$75.2
	Fiscal 2011	$17.7	$10.1	$2.1	$1.9	$61.5	$93.3
	Cumulative	$54.8	$47.9	$11.7	$13.7	$124.5	$252.6
	Expected Total	$54.8	$47.9	$13.2	$17.7	$124.6	$258.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
“Net property, plant and equipment” as used in this Note 6 is the sum of property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, related parts and supplies, and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment current year charges are primarily associated with the closure of seven corrugated container plants acquired in the Smurfit-Stone Acquisition, on-going closure costs at previously closed facilities including the Matane, Quebec containerboard mill also acquired in the Smurfit-Stone Acquisition which were partially offset by gains on sale of previously closed facilities. The Corrugated Packaging segment charges in fiscal 2012 primarily reflect the closure of our Matane, Quebec containerboard mill, a machine taken out of operation at our Hodge, LA containerboard mill and seven corrugated container plants, all acquired in the Smurfit-Stone Acquisition and charges associated primarily with on-going closure costs at previously closed corrugated container plants acquired in the Smurfit-Stone Acquisition and our legacy Hauppauge, NY sheet plant, net of a gain on sale in fiscal 2012 primarily for our Santa Fe Springs, CA corrugated converting facility. The Corrugated Packaging Segment charges in fiscal 2011 primarily reflect the closure of six corrugated container plants also acquired in the Smurfit-Stone Acquisition. The fiscal 2012 expenses in the “Other Costs” column primarily represent repayment of energy credits and site environmental closure activities at the Matane mill. The cumulative charges primarily reflect charges associated with the closure of twenty corrugated container plants acquired in the Smurfit-Stone Acquisition, the closure of the Matane, Quebec containerboard mill, charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment current year charges are primarily associated with the closure of a converting facility and on-going closure costs for previously closed facilities. The Consumer Packaging segment charges in fiscal 2012 primarily reflect the gain on sale of our Columbus, IN laminated paperboard converting operation and Milwaukee, WI folding carton facility and on-going closure costs associated with previously closed facilities. The Consumer Packaging segment charges in fiscal 2011 primarily reflect the closure of two facilities and on-going closure costs for previously closed facilities. The cumulative charges primarily reflect the actions mentioned above as well as closure costs at certain of five interior packaging plants. We have transferred a substantial portion of each closed facility's production to our other facilities.

(d)
The Recycling segment current year charges are primarily associated with the closure of nine collection facilities acquired in the Smurfit-Stone Acquisition partially offset by the gain on sale of our Dallas, TX collection facility. The Recycling segment charges in fiscal 2012 primarily reflect the closure of six collection facilities also acquired in the Smurfit-Stone Acquisition and the cumulative charges reflect the preceding actions as well as carrying costs for two collections facilities shutdown in a prior year.

(e)
The expenses in the “Other Costs” column primarily reflect costs incurred as a result of our Smurfit-Stone Acquisition, including merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expense / (Income)	Integration Expenses	Other Income	Total
Fiscal 2013	$(3.6)	$23.9	$—	$20.3
Fiscal 2012	2.9	32.1	(0.6)	34.4
Fiscal 2011	20.2	40.4	—	60.6

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Accrual at beginning of fiscal year	$22.7	$26.7	$1.4
Accruals acquired in Smurfit-Stone Acquisition	—	—	9.2
Additional accruals	18.7	26.9	30.8
Payments	(20.6)	(28.0)	(14.4)
Adjustment to accruals	1.0	(2.9)	(0.3)
Accrual at September 30,	$21.8	$22.7	$26.7

Reconciliation of accruals and charges to restructuring and other costs, net:
	2013	2012	2011
Additional accruals and adjustments to accruals (see table above)	$19.7	$24.0	$30.5
Acquisition (income) expense	(3.6)	2.9	20.2
Integration expenses	22.8	23.0	20.2
Net property, plant and equipment	18.6	14.8	17.7
Severance and other employee costs	10.1	0.6	0.3
Equipment relocation	5.4	4.1	2.1
Facility carrying costs	5.7	5.9	1.9
Other	(0.7)	(0.1)	0.4
Total restructuring and other costs, net	$78.0	$75.2	$93.3

Note 7.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions, except weighted avg. life):

		September 30,
		2013		2012
	Weighted Avg. Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11.8	$876.5	$(230.4)	$873.9	$(153.6)
Favorable contracts	11.8	23.9	(14.3)	42.2	(18.8)
Technology and patents	8.0	14.3	(4.8)	14.3	(3.2)
Trademarks and tradenames	33.9	30.2	(9.8)	30.3	(6.4)
Non-compete agreements	N/A	—	—	5.1	(4.1)
License costs	10.0	15.9	(2.1)	15.9	(0.5)
Total	12.4	$960.8	$(261.4)	$981.7	$(186.6)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2013, 2012 and 2011, intangible amortization expense was $80.7 million, $88.9 million and $42.4 million, respectively. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2014	$85.4
Fiscal 2015	81.5
Fiscal 2016	80.9
Fiscal 2017	80.7
Fiscal 2018	80.6

Note 8.	Debt

At September 30, 2013, our Credit Facility and our March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes (each as hereinafter defined, the notes collectively “Our Notes”) were unsecured. Our Notes are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Our Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. Our Notes are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, except for certain present and future unrestricted subsidiaries and certain other limited exceptions. The indentures related to Our Notes restrict us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Interest on Our Notes is payable in arrears each September and March. During the quarter ended March 31, 2013, we conducted offers to exchange the March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes for new notes of the applicable series with terms substantially identical with the notes of such series that are registered under the Securities Act of 1933, as amended (the “Securities Act”). In the exchange offer, $350.0 million in aggregate principal amount of the March 2019 Notes, $350.0 million in aggregate principal amount of the March 2020 Notes, $399.0 million in aggregate principal amount of the March 2022 Notes and $350.0 million in aggregate principal amount of the March 2023 Notes were validly tendered and subsequently exchanged (“Exchanged Notes”).

The following were individual components of debt (in millions):

	September 30,
	2013	2012
5.625% notes due March 2013(a)	$—	$80.6
4.45% notes due March 2019(b)	349.7	349.7
3.50% notes due March 2020(c)	347.5	347.1
4.90% notes due March 2022(b)	399.4	399.3
4.00% notes due March 2023(c)	346.6	346.3
Term loan facility (d)	947.5	1,222.6
Revolving credit and swing facilities(d)	184.3	242.3
Receivables-backed financing facility(e)	260.0	410.0
Other debt	9.8	14.6
Total debt	2,844.8	3,412.5
Less current portion of debt	2.9	261.3
Long-term debt due after one year	$2,841.9	$3,151.2

A portion of the debt classified as long-term, which includes the term loan, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. During fiscal 2013, 2012 and 2011, amortization of debt issuance costs charged to interest expense was $10.2 million, $10.8 million and $7.7 million, respectively.

(a)
In March 2003, we sold $100.0 million in aggregate principal amount of our 5.625% notes due March 2013 (“March 2013 Notes”). We incurred debt issuance costs of approximately $0.8 million which were amortized over the term of the notes. In the first quarter of fiscal 2010, we repurchased $19.5 million of our March 2013 Notes at an average price

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately 98% of par and recorded an aggregate gain on extinguishment of debt of approximately $0.5 million. On March 15, 2013, we repaid our remaining March 2013 Notes upon maturity.

(b)
On February 22, 2012, we issued $350.0 million aggregate principal amount of 4.45% senior notes due March 2019 (“March 2019 Notes”) and issued $400.0 million aggregate principal amount of 4.90% senior notes due March 2022 (“March 2022 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. We issued the March 2019 Notes and March 2022 Notes at a discount of approximately $0.3 million and $0.8 million, respectively, and recorded debt issuance costs, including the exchange offer, of approximately $3.0 million and $3.5 million respectively, which are being amortized over the respective term of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the March 2019 Notes and March 2022 Notes are approximately 4.59% and 5.01%, respectively.

(c)
On September 11, 2012, we issued $350.0 million aggregate principal amount of 3.50% senior notes due March 2020 (“March 2020 Notes”) and issued $350.0 million aggregate principal amount of 4.00% senior notes due March 2023 (“March 2023 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act. We issued the March 2020 and March 2023 notes at a discount of approximately $3.0 million and $3.7 million, respectively, and recorded debt issuance costs, including the exchange offer, of approximately $2.9 million and $3.0 million, respectively, which are being amortized over the respective term of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the March 2020 and March 2023 Notes are approximately 3.72% and 4.18%, respectively.

(d)
On September 27, 2012, we entered into an unsecured Amended and Restated Credit Agreement with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, except for certain present and future unrestricted subsidiaries and certain other limited exceptions. In addition, the obligations of Rock-Tenn Company of Canada, Inc. are guaranteed by Rock-Tenn Company and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, other than certain present and future unrestricted subsidiaries and certain other limited exceptions.

In December 2012, in connection with the amendment of our receivables-backed financing facility, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. Effective May 3, 2013, we exercised the Leverage Reduction Option which reduced our maximum permitted Leverage Ratio to 3.5 times and decreased our Applicable Percentage 25 basis points (each as defined in the Credit Facility). On June 7, 2013, we amended the Credit Facility to, among other things, modified the EBITDA definition, including but not limited to, allowing for add backs associated with proactive pension actions, synergies associated with future acquisitions and certain business interruptions covered by third parties and permitted a future $200 million Mexican peso sub-facility with dollar for dollar reduction to existing commitments if activated.

Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $350.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars. At September 30, 2013 and September 30, 2012, the amount committed under the credit facilities for loans to a Canadian subsidiary was $300.0 million and $300.0 million, respectively. At September 30, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $48.6 million and the application of our maximum leverage ratio subject to the facility limit, exceeded $1.2 billion.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Range	September 30, 2013
Applicable margin/percentage for determining:
LIBOR-based loans and banker's acceptance advances interest rate (1)	1.125%-1.750%	1.25%
Base rate-based borrowings (1)	0.125%-0.750%	0.25%
Facility commitment (2)	0.175%-0.300%	0.20%

(1)	The rates vary based on our Leverage Ratio, as defined in the Amended and Restated Credit Agreement.

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio, as defined below.

Following the submission of our September 30, 2013 quarterly officer's compliance certificate when our Form 10-K is filed, our applicable margins in the table above will fall for each measure to the low end of the range. The variable interest rate, including the applicable margin, on our term loan facility was 1.43% at September 30, 2013. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 2.55% to 3.50% at September 30, 2013.

The Credit Facility contains certain prepayment requirements and customary affirmative and negative covenants. The negative covenants include covenants that, subject to certain exceptions, contain: limitations on liens and further negative pledges; limitations on sale-leaseback transactions; limitations on debt and prepayments, redemptions or repurchases of certain debt and equity; limitations on mergers and asset sales; limitations on sales, transfers and other dispositions of assets; limitations on loans and certain other investments; limitations on restrictions affecting subsidiaries; limitations on transactions with affiliates; limitations on changes to accounting policies or fiscal periods; limitations on speculative hedge transactions; and restrictions on modification or waiver of material documents in a manner materially adverse to the lenders.

In addition, the Credit Facility includes financial covenants requiring that we maintain a maximum total leverage ratio and minimum interest coverage ratio. The terms of the Credit Facility, prior to us exercising the Leverage Reduction Option on May 3, 2013 which reduced our maximum permitted Leverage Ratio to 3.5 times, required us to maintain a leverage ratio (which is the ratio of our total funded debt less certain amounts of unrestricted cash, to Credit Agreement EBITDA, as defined, for the preceding four fiscal quarters “Leverage Ratio”) of not greater than 3.75 to 1.00 for fiscal quarters ending from September 30, 2012 through September 30, 2013, and not greater than 3.50 to 1.00 for fiscal quarters ending thereafter. In addition, we must maintain an interest coverage ratio (which is the ratio of Credit Agreement EBITDA for the preceding four fiscal quarters to cash interest expense for such period) of not less than 3.50 to 1.00 for any fiscal quarters ending on or after September 30, 2012. Credit Agreement EBITDA is calculated in accordance with the definition contained in our Amended and Restated Credit Agreement. Credit Agreement EBITDA is generally defined as consolidated net income of RockTenn for any fiscal period plus the following to the extent such amounts are deducted in determining such consolidated net income: (i) consolidated interest expense, (ii) consolidated tax expenses, (iii) depreciation and amortization expenses, (iv) financing expenses and write-offs, including remaining portions of original issue discount on prepayment of indebtedness, prepayment premiums and commitment fees, (v) inventory expenses associated with the write up of Smurfit-Stone inventory acquired in the merger and other permitted acquisitions, (vi) all other non-cash charges, (vii) all legal, accounting and professional advisory expenses incurred in respect of the Smurfit-Stone Acquisition and other permitted acquisitions and related financing transactions, (vii) certain expenses and costs incurred in connection with the Smurfit-Stone Acquisition and associated synergies, restructuring charges, and certain other charges and expenses, subject to certain limitations specified in the Credit Facility, (viii) certain other charges and expenses unrelated to the Smurfit-Stone Acquisition subject to certain specified limitations in the Credit Facility, and (ix) for certain periods, run-rate synergies expected to be achieved due to the Smurfit-Stone Acquisition not already included in EBITDA and adjustments to include Smurfit-Stone EBITDA as outlined in the Amended and Restated Credit Agreement related to periods prior to the acquisition (“Credit Agreement EBITDA”). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)
On December 21, 2012, we amended and increased the Receivables Facility from $625.0 million to $700.0 million, extended the maturity date from the third anniversary of the May 27, 2011 Smurfit-Stone Acquisition to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. Except for $51.0 million classified as short-term at September 30, 2012 that was expected to require the use of current assets for repayment, the borrowings are classified as long-term at September 30, 2013 and September 30, 2012. On August 30, 2013, we amended our Receivables Facility to allow for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.95% and 1.34% as of September 30, 2013 and September 30, 2012, respectively. The commitment fee for this facility was 0.25% and 0.30% as of September 30, 2013 and September 30, 2012, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of our covenants. At September 30, 2013 and September 30, 2012, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $700.0 million and $464.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2013 was approximately $942.5 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

As of September 30, 2013, the aggregate maturities of debt for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2014	$2.9
Fiscal 2015	91.8
Fiscal 2016	382.3
Fiscal 2017	917.9
Fiscal 2018	—
Thereafter	1,456.7
Unamortized bond discount	(6.8)
Total debt	$2,844.8

Note 9.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

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

We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. Other than our pension and postretirement assets and liabilities as disclosed in “Note 12. Retirement Plans” and the fair value of our long-term debt disclosed below, the fair value of these items is not significant.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	September 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2013 Notes(1)	$—	$—	$80.6	$81.7
March 2019 Notes(1)	349.7	371.9	349.7	376.6
March 2020 Notes(1)	347.5	343.0	347.1	356.3
March 2022 Notes(1)	399.4	413.7	399.3	434.0
March 2023 Notes(1)	346.6	338.6	346.3	357.7
Term loan facilities(2)	947.5	947.5	1,222.6	1,222.6
Revolving credit and swing facilities(2)	184.3	184.3	242.3	242.3
Receivables-backed financing facility(2)	260.0	260.0	410.0	410.0
Other long-term debt(2)(3)	9.8	10.1	14.6	15.4
Total debt	$2,844.8	$2,869.1	$3,412.5	$3,496.6

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. At September 30, 2013 and September 30, 2012, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2013, future minimum lease payments under all noncancelable leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2014	$51.0
Fiscal 2015	44.3
Fiscal 2016	35.5
Fiscal 2017	28.3
Fiscal 2018	23.6
Thereafter	72.9
Total future minimum lease payments	$255.6

Rental expense for the years ended September 30, 2013, 2012 and 2011 was approximately $101.5 million, $88.1 million and $42.6 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment. The increase beginning in fiscal 2012 reflects the first full year following the Smurfit-Stone Acquisition.

Note 11.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
United States	$636.5	$374.7	$163.7
Foreign	74.2	14.4	51.8
Income before income taxes	$710.7	$389.1	$215.5

The (benefit) provision for income taxes consists of the following components (in millions):

	Year Ended September 30,
	2013	2012	2011
Current income taxes:
Federal	$(8.3)	$(4.5)	$(0.4)
State	23.7	7.5	0.5
Foreign	7.1	10.5	9.4
Total current	22.5	13.5	9.5
Deferred income taxes:
Federal	(44.6)	129.1	55.5
State	2.6	(0.6)	1.5
Foreign	(2.3)	(5.1)	3.0
Total deferred	(44.3)	123.4	60.0
(Benefit) provision for income taxes	$(21.8)	$136.9	$69.5

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.9)	0.2	(2.5)
Adjustment and resolution of federal, state and foreign tax uncertainties	(35.9)	(0.1)	0.3
State taxes, net of federal benefit	3.3	3.4	2.3
Research and development and other tax credits, net of valuation allowances	(1.4)	(0.5)	(1.1)
Income attributable to noncontrolling interest	(0.2)	(0.1)	(0.3)
Nondeductible deal fees	—	—	1.3
Change in valuation allowance	(0.7)	(1.3)	—
Other, net	(1.3)	(1.4)	(2.7)
Effective (benefit) tax rate	(3.1)%	35.2%	32.3%

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2013	2012
Deferred income tax assets:
Accruals and allowances	$23.5	$25.2
Employee related accruals and allowances	104.8	107.5
Pension obligations	333.3	489.0
State net operating loss carryforwards	68.3	44.2
State credit carryforwards, net of federal benefit	49.1	47.0
Cellulosic Biofuel Producers Credits and other federal tax credit carryforwards	233.6	225.6
Federal net operating loss carryforwards	207.0	146.4
Restricted stock and options	30.5	22.4
Other	28.8	21.9
Valuation allowances	(36.2)	(42.3)
Total	1,042.7	1,086.9
Deferred income tax liabilities:
Property, plant and equipment	1,477.2	1,439.0
Deductible intangibles and goodwill	287.0	283.8
Inventory reserves	80.5	80.2
Deferred gain	31.0	31.0
Other	0.5	0.7
Total	1,876.2	1,834.7
Net deferred income tax liability	$833.5	$747.8

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2013	2012
Current deferred tax asset	$209.1	$104.0
Current deferred tax liability	—	0.1
Long-term deferred tax asset	20.5	37.1
Long-term deferred tax liability	1,063.1	888.8
Net deferred income tax liability	$833.5	$747.8

At September 30, 2013 and September 30, 2012, we had gross federal net operating losses of approximately $605.8 million and $418.4 million. These loss carryforwards generally expire between fiscal years 2029 and 2031. The increase in the federal net operating loss during fiscal 2013 is related to the reversal $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit to deferred tax expense was recorded as the Internal Revenue Service completed its examination of Smurfit-Stone's 2009 tax return.

At September 30, 2013 and September 30, 2012, we had $138.1 million and $145.6 million, respectively, of federal Cellulosic Biofuel Producers Credits carryforwards which expire if not utilized by fiscal 2017. At September 30, 2013 and September 30, 2012, we had alternative minimum tax credits of $79.7 million and $71.8 million, respectively.  Under current tax law, the alternative minimum tax credit carryforwards do not expire.  At September 30, 2013 and September 30, 2012, we had various other federal credit carryforwards of $15.8 million and $8.2 million, respectively, which expire between fiscal years 2018 and 2033.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at September 30, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating loss carryforwards. The September 30, 2013 and September 30, 2012 federal net operating loss carryforwards exclude $14.2 million and $10.3 million, respectively, due to stock compensation excess tax benefits. These excluded federal net operating losses, related to fiscal 2011, will be realized and recorded in the period when these carryforwards reduce an income tax liability.

At September 30, 2013 and September 30, 2012, gross net operating losses, for state and local tax reporting purposes, of approximately $1,543 million and $1,160 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal years 2014 and 2032. The increase in the state net operating loss during fiscal 2013 is related to the reversal of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition. The tax effected values of these net operating losses are $68.3 million and $44.2 million at September 30, 2013 and 2012, respectively, exclusive of valuation allowances of $4.4 million and $3.2 million at September 30, 2013 and 2012, respectively.

At September 30, 2013 and September 30, 2012, gross net operating losses for foreign reporting purposes of approximately $112.0 million and $27.3 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal years 2016 and 2033. The tax effected values of these net operating losses are $28.8 million and $4.6 million at September 30, 2013 and 2012, respectively, exclusive of valuation allowances of $7.3 million and $4.2 million at September 30, 2013 and 2012, respectively. The increase in the foreign net operating loss during fiscal 2013 is primarily related to a tax law change in Canada.

At September 30, 2013 and 2012, certain allowable state tax credits were available for carryforward. Accordingly, $49.1 million and $47.0 million have been recorded as deferred income tax assets at September 30, 2013 and 2012, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $24.2 million and $29.9 million at September 30, 2013 and 2012, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

At September 30, 2013 and September 30, 2012, we had current deferred income taxes of $209.1 million and $104.0 million, respectively, included in other current assets.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Balance at the beginning of period	$42.3	$48.0	$40.2
Charges to costs and expenses	3.6	4.3	5.8
Allowances related to acquisitions(1)	—	—	7.8
Deductions	(9.7)	(10.0)	(5.8)
Balance at the end of period	$36.2	$42.3	$48.0

(1)	Allowances related to acquisitions in fiscal 2011 are related to the Smurfit-Stone Acquisition.

We have considered a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. Earnings of all other foreign subsidiaries are considered indefinitely invested in their respective foreign operations. As of September 30, 2013, we estimate those indefinitely invested earnings to be approximately $158.3 million. We have not provided for any incremental U.S. taxes that would be due upon the repatriation of those earnings. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. As of September 30, 2013, we estimate the amount of unrecognized deferred income tax liability on these indefinitely reinvested earnings to be approximately $7.1 million.

As of September 30, 2013, the total amount of unrecognized tax benefits was approximately $21.3 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $19.2 million would benefit the effective tax rate. As of September 30, 2012, the total amount of unrecognized tax benefits was approximately $289.7 million, exclusive of interest and penalties prior to the fiscal 2013 adjustment following the IRS's completion of its examination of Smurfit-Stone's 2009 tax return. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $265.6 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2013	2012	2011
Balance at the beginning of period	$289.7	$287.9	$12.2
(Reductions) additions related to acquisitions(1)	—	(1.4)	275.5
Additions for tax positions taken in current year	2.6	7.0	—
(Reductions) additions for tax positions taken in prior years	(268.5)	—	1.5
Reductions due to settlements	(0.2)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(2.3)	(3.8)	(1.3)
Balance at the end of period	$21.3	$289.7	$287.9

(1)	Adjustments related to acquisitions in fiscal 2012 and 2011 are related to the Smurfit-Stone Acquisition.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2013 and September 30, 2012, we had a recorded liability of $1.2 million and $2.0 million, respectively, for the payment of estimated interest and penalties related to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2013 and 2012 include income of $0.7 million and income of $1.9 million, respectively, related to estimated interest and penalties related to the liability for unrecognized tax benefits.

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

Note 12.	Retirement Plans

We have defined benefit pension plans and other postretirement plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a Supplemental Executive Retirement Plan and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

Salaried and nonunion hourly employees hired on or after January 1, 2005 are not eligible to participate in RockTenn benefit plans in effect prior to the Smurfit-Stone Acquisition. However, we provide an enhanced 401(k) plan match for such employees. The defined benefit pension plans acquired in connection with the Smurfit-Stone Acquisition cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. These plans were frozen for salaried employees at various stages prior to the acquisition. The postretirement plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Target Allocations

	U.S. Plans		Canadian Plans
	2013	2012	2013	2012
Equity investments	40%	40%	29%	29%
Fixed income investments	45%	45%	58%	58%
Short-term investments	1%	2%	1%	1%
Other investments	14%	13%	12%	12%

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our actual pension plans' asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Canadian Plans
	2013	2012	2013	2012
Equity investments	42%	42%	31%	31%
Fixed income investments	44%	45%	57%	58%
Short-term investments	4%	3%	2%	2%
Other investments	10%	10%	10%	9%
Total	100%	100%	100%	100%

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

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We currently expect to contribute approximately $239 million to our defined benefit pension plans in fiscal 2014. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for multiemployer plans for collective bargaining employees generally equals the contributions for these plans. We use a September 30 measurement date.

The assumptions used to measure the benefit plan obligations at September 30 were:

	Pension Plans		Postretirement plans
	2013	2012	2013	2012
Discount rate – U.S. Plans	5.19%	4.22%	5.19%	4.22%
Rate of compensation increase – U.S. Plans	2.00 - 2.50%	2.00 - 2.50%	N/A	N/A
Discount rate – Canadian Plans	4.56%	4.14%	4.56%	4.14%
Rate of compensation increase – Canadian Plans	3.00 - 3.25%	3.00 - 3.25%	3.00%	3.00%
Discount rate – SERP and Other Executive Plans	3.39 - 5.19%	2.57 - 4.22%	N/A	N/A
Rate of compensation increase – SERP and Other Executive Plans	3.00%	6.00%	N/A	N/A

We determine the discount rate with the assistance of actuaries. At September 30, 2013, the discount rate for the U.S. pension and postretirement plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the Canadian pension, postretirement plans, SERP and the other executive plans was determined based on a yield curve developed by our actuary.

The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2013 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2014, our expected rate of return is 7.5% for our U.S. plans and 6.9% for our Canadian plans. Our 2014 rates of return are unchanged from fiscal 2013 and are based on an analysis of our long-term expected rate of return and our current asset allocation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in benefit obligation for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2013	2012	2013	2012
Benefit obligation at beginning of year	$4,973.5	$4,363.5	$166.2	$167.5
Service cost	35.1	30.1	1.6	1.5
Interest cost	199.7	221.4	6.5	7.8
Amendments	4.1	2.6	(9.3)	(0.2)
Actuarial (gain) loss	(380.3)	555.3	(17.9)	(2.5)
Plan participant contributions	2.8	3.0	5.4	5.9
Benefits paid	(260.4)	(263.5)	(17.3)	(17.4)
Business combinations	—	(4.2)	—	—
Curtailments	(0.8)	—	(2.7)	—
Settlements	(1.1)	—	—	—
Foreign currency rate changes	(48.4)	65.3	(2.3)	3.6
Benefit obligation at end of year	$4,524.2	$4,973.5	$130.2	$166.2

The accumulated benefit obligation of the pension plans was $4,487.4 million and $4,921.3 million at September 30, 2013 and 2012, respectively. At September 30, 2013 and 2012, no plan had a fair value of plan assets which exceeded its accumulated benefit obligation.

Changes in plan assets for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$3,480.2	$2,919.4	$—	$—
Actual gain on plan assets	152.6	400.6	—	—
Employer contributions	188.9	367.5	11.9	11.5
Plan participant contributions	2.8	3.0	5.4	5.9
Benefits paid	(260.4)	(263.5)	(17.3)	(17.4)
Settlements	(1.1)	—	—	—
Foreign currency rate changes	(40.3)	53.2	—	—
Fair value of assets at end of year	$3,522.7	$3,480.2	$—	$—

Our fiscal 2012 contributions include approximately $12.8 million to fund benefit payments for one of our non-qualified plans.

The table below sets forth the underfunded status recognized in the consolidated balance sheets at September 30 (in millions):

	Pension Plans		Postretirement Plans
	2013	2012	2013	2012
Other current liability	$(26.3)	$(0.2)	$(11.9)	$(12.0)
Accrued pension and other long-term benefits	(975.2)	(1,493.1)	(118.3)	(154.2)
Net amount recognized	$(1,001.5)	$(1,493.3)	$(130.2)	$(166.2)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost consist of (in millions):

	Pension Plans		Postretirement Plans
	2013	2012	2013	2012
Net actuarial loss (gain)	$551.2	$877.0	$(17.9)	$(0.1)
Prior service cost (credit)	7.8	5.0	(10.9)	(1.8)
Total accumulated other comprehensive loss (income)	$559.0	$882.0	$(28.8)	$(1.9)

The pre-tax amounts recognized in other comprehensive (income) loss are as follows at September 30 (in millions):

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Net actuarial (gain) loss arising during period	$(286.6)	$377.6	$334.0	$(17.3)	$(2.5)	$2.0
Amortization of net actuarial loss	(39.3)	(21.4)	(18.9)	—	—	—
Prior service cost (credit) arising during period	4.1	2.6	0.7	(9.3)	(0.5)	(1.0)
Amortization of prior service (cost) credit	(1.2)	(0.8)	(0.7)	(0.3)	0.1	—
Net other comprehensive (income) loss recognized	$(323.0)	$358.0	$315.1	$(26.9)	$(2.9)	$1.0

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Service cost	$35.1	$30.1	$17.2	$1.6	$1.5	$0.6
Interest cost	199.7	221.4	95.1	6.5	7.8	3.2
Expected return on plan assets	(247.3)	(222.1)	(91.9)	—	—	—
Amortization of net actuarial loss	38.9	21.4	18.9	—	—	—
Amortization of prior service cost (credit)	1.2	0.8	0.7	0.3	(0.1)	—
Curtailment gain	—	—	—	(2.7)	—	—
Settlement loss	0.4	—	—	—	—	—
Company defined benefit plan expense	28.0	51.6	40.0	5.7	9.2	3.8
Multiemployer and other plans	20.3	9.8	4.6	—	—	—
Net pension cost	$48.3	$61.4	$44.6	$5.7	$9.2	$3.8

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30:

2013
U.S. Plans
Health care cost trend rate assumed for next year	9.13%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%
Year the rate reaches the ultimate trend rate	2030
Canadian Plans
Health care cost trend rate assumed for next year	7.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%
Year the rate reaches the ultimate trend rate	2029

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of September 30, 2013 by approximately $7 million and would increase and decrease the annual net periodic postretirement benefit cost for 2013 by an immaterial amount.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Discount rate – U.S. Plans	4.22%	5.27%	5.50%	4.22%	5.27%	5.56%
Rate of compensation increase – U.S Plans	2.00 - 2.50%	2.75 - 3.32%	3.11%	N/A	N/A	N/A
Expected long-term rate of return on plan assets – U.S. Plans	7.50%	8.00%	7.86%	N/A	N/A	N/A
Discount rate – Canadian Plans	4.14%	3.51 - 4.90%	5.13%	4.14%	4.90%	5.13%
Rate of compensation increase – Canadian Plans	3.00 - 3.25%	3.00 - 3.25%	3.75%	3.00%	3.00%	3.75%
Expected long-term rate of return on plan assets – Canadian Plans	6.88%	3.51 - 6.00%	6.00%	N/A	N/A	N/A
Discount rate – SERP and Other Executive Plans	2.57 - 4.22%	0.87 - 4.61%	0.24 - 5.09%	N/A	N/A	N/A
Rate of compensation increase SERP and Other Executive Plans	6.00%	6.00%	6.00%	N/A	N/A	N/A

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2014 are as follows (in millions):

	Pension Plans	Postretirement Plans
Actuarial loss (gain)	$17.1	$(0.7)
Prior service cost (credit)	1.3	(1.4)
	$18.4	$(2.1)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans	Postretirement Plans
Fiscal 2014	$296.7	$11.9
Fiscal 2015	275.1	11.6
Fiscal 2016	281.7	11.0
Fiscal 2017	286.1	10.4
Fiscal 2018	290.8	10.2
Fiscal Years 2019 – 2023	1,507.8	46.7

The following tables summarize our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2013 and September 30, 2012 (in millions):

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$318.0	$133.7	$184.3	$—
Non-U.S. equities(a)	810.4	58.1	752.3	—
Hedged equities(a)	267.2	—	267.2	—
Fixed income securities:
U.S. government securities(b)	127.8	—	127.8	—
Non-U.S. government securities(c)	94.2	—	94.2	—
US corporate bonds(c)	675.8	106.3	569.5	—
Non-US corporate bonds(c)	478.3	170.8	307.5	—
Mortgage-backed securities(c)	49.2	—	49.2	—
Other fixed income(d)	225.3	—	225.3	—
Short-term investments(e)	113.8	113.8	—	—
Other investments:
Alternative investments(f)	362.7	—	302.3	60.4
	$3,522.7	$582.7	$2,879.6	$60.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$275.5	$107.1	$168.4	$—
Non-U.S. equities(a)	808.3	99.8	708.5	—
Hedged equities(a)	277.4	—	277.4	—
Fixed income securities:
U.S. government securities(b)	152.6	—	152.6	—
Non-U.S. government securities(c)	83.6	—	83.6	—
US corporate bonds(c)	667.7	98.3	569.4	—
Non-US corporate bonds(c)	489.8	188.8	301.0	—
Mortgage-backed securities(c)	46.5	—	46.5	—
Other fixed income(d)	233.0	—	233.0	—
Short-term investments(e)	114.4	114.4	—	—
Other investments:
Alternative investments(f)	331.4	—	268.1	63.3
	$3,480.2	$608.4	$2,808.5	$63.3

(a)
Equity securities are comprised of the following investment types: (i) common stock; (ii) preferred stock; (iii) equity exchange traded funds; (iv) hedged equity investments and (v) commingled equity funds. Investments in common and preferred stocks and exchange traded funds are valued using quoted market prices multiplied by the number of shares owned. The hedged equity investment is a commingled fund that consists primarily of equity indexed investments which are hedged by options and also holds collateral in the form of short term treasury securities. The commingled fund investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

(b)	U.S. government securities include treasury and agency debt. These investments are valued using broker quotes in an active market.

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

(d)
Other fixed income is comprised of municipal and asset-backed securities. Investments are valued utilizing a market approach that includes various valuation techniques and sources such as, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads and/or other applicable reference data.

(e)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in interest-bearing accounts.

(f)
The alternative investments are diversified across multiple asset managers and several types of asset classes including hedge funds, private equity partnerships and real estate funds. The hedge funds are valued at net asset value. Fair value of the private equity partnerships is determined based on discounted cash flow analysis that utilizes unobservable inputs such as weighted average cost of capital ranging from 8.8% to 16.1% for 2013 and 7.3% to 20.0% for 2012; residual growth rate assumptions ranging from 1.0% to 4.0% for 2013 and 1.5% to 4.0% for 2012; revenue growth rates ranging from 2.2% to 6.6% for 2013 and 1.6% to 9.1% for 2012; and EBITDA of market comparable companies with multiples ranging from 7.0 to 13.2 for 2013 and 4.8 to 14.5 for 2012. The fair value of our real estate funds is based on the utilization of various

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unobservable inputs including but not limited to rental rate factors ranging from 0% to 25% for 2013 and 2012; capitalization rates ranging from 5% to 8% for 2013 and 2012; discount rates ranging from 7% to 9% for 2013 and 2012; and inflation rates ranging from 0% to 5% for 2013 and 2012.

The following table summarizes the changes in our Level 3 pension plan assets for the years ended September 30, 2013 and 2012 (in millions):

	Non-US Corporate Bonds	Alternative Investments	Total
Balance as of September 30, 2011	$1.4	$181.9	$183.3
Purchases, sales, issuances, and settlements, net	(1.3)	(1.6)	(2.9)
Actual return on plan assets:
Relating to instruments still held at end of year	—	9.7	9.7
Relating to instruments sold during the year	(0.1)	2.8	2.7
Transfers out of level 3	—	(129.5)	(129.5)
Balance as of September 30, 2012	$—	$63.3	$63.3
Purchases, sales, issuances, and settlements, net	—	(9.0)	(9.0)
Actual return on plan assets:
Relating to instruments still held at end of year	—	2.5	2.5
Relating to instruments sold during the year	—	3.6	3.6
Balance as of September 30, 2013	$—	$60.4	$60.4

Various alternative investments are subject to initial one-year lock-up restrictions with monthly or quarterly redemption requirements that include a specified notice period in order to liquidate. As such, these alternative investments were categorized as Level 3 assets in fiscal 2011. In fiscal 2012, these lock-up restrictions expired and the alternative investments were transferred to Level 2.

Multiemployer Plans

We participate in several multiemployer pension plans administered by labor unions that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. Approximately 46% of our employees are covered by CBAs, of which approximately 17% are covered by CBAs that have expired and another 30% are covered by CBAs that expire within one year. As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.
A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status (also referred to as red status) and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.
We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the MEPPs' unfunded vested benefits. We believe that certain of the MEPP's in which we participate have

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material unfunded vested benefits. Primarily as a result of the Smurfit-Stone Acquisition, our share of the contributions in one of these plans exceeded 5% of total plan contributions for certain plan years. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows. At September 30, 2013 and September 30, 2012, we had a withdrawal liability recorded of $17.1 million and $3.9 million, respectively.

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (a)			Surcharge imposed?	Expiration CBA
		2013	2012		2013	2012	2011
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$3.9	$3.6	$1.8	Yes	9/30/11 to 8/2/2017
Other Funds					3.2	6.2	2.8
Total Contributions:					$7.1	$9.8	$4.6

(a)
Contributions represent the amounts contributed to the plan during the fiscal year. Our contributions for fiscal 2012 and 2011 exceeded 5% of total plan contributions. Although the plan data for fiscal 2013 is not yet available, we would expect to continue to exceed 5% of total plan contributions. Contributions for fiscal 2013 exclude $13.2 million accrued related to a partial plan withdrawal.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover our U.S. and Canadian salaried and nonunion hourly employees as well as certain employees covered by union collective bargaining agreements, subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Due primarily to acquisitions, we have plans with varied terms, at September 30, 2013 the company contributions are generally up to 3% to 4%. During fiscal 2013, 2012 and 2011, we recorded expense of $29.9 million, $31.8 million and $20.3 million, respectively, related to the 401(k) plans and defined contribution plans.

Supplemental Retirement Plans

We have supplemental retirement savings plans (the “Supplemental Plans”) that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section and the senior executive section. The broad based section was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in certain 401(k) plans in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. In addition, amounts are contributed for certain executives whose participation in our pension plans is limited or excluded. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations (the “Obligations”) and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum deferral of 6% of base salary and eligible bonus. We match $0.50 on the dollar of the amount contributed by participants in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses under the Supplemental

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in U.S. dollars. The amount recorded for both the asset and liability was approximately $13.3 million at September 30, 2013. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives you would find available under 401(k) plans. The recorded expense for the current fiscal year and the preceding two fiscal years was not significant.

Note 13.	Shareholders’ Equity

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. Pursuant to our repurchase plan, in fiscal 2013, 2012 and 2011, we did not repurchase any shares of Common Stock. As of September 30, 2013, we had approximately 1.8 million shares of Common Stock available for repurchase, and 5.0 million shares after the November 2013 amendment.

Note 14.	Share-Based Compensation

Stock-based Compensation Plan

We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our 2004 Incentive Stock Plan. We also have options and restricted stock outstanding under our preexisting 2000 Incentive Stock Plan. We also maintain an employee stock purchase plan that provides for the purchase of shares by all of our eligible employees at a 15% discount.

Our 2004 Incentive Stock Plan allows for the granting of options and restricted stock, stock appreciation rights and restricted stock units to certain key employees and directors for the issuance of approximately 7.9 million shares of Common Stock. As of September 30, 2013, approximately 2.8 million shares were available for the future grant of awards. If all adjustable restricted stock awards achieve the maximum adjustment of target, approximately 0.8 million additional shares would be issued and reduce the number of shares available for future grant by the same amount.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The shares available for issuance, and stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of our Common Stock and options and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the merger agreement. The number of shares available under this plan upon conversion was approximately 4.0 million shares. As of September 30, 2013, approximately 2.6 million shares were available for future grants exclusively to legacy Smurfit-Stone employees who continued employment with RockTenn; however, we have determined that we will not make any more grants of awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan. If all adjustable share restricted stock awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan achieve the maximum adjustment of target, less than approximately 0.1 million additional shares would be issued and reduce the number of shares available for future grant by the same amount.

Our results of operations for the fiscal years ended September 30, 2013, 2012 and 2011 include share-based compensation expense of $46.5 million, $29.2 million and $21.4 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $17.4 million, $11.1 million and $8.2 million, for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $6.0 million and $10.0 million were included in cash used for financing activities in fiscal 2013 and 2012, respectively. There were no excess tax benefits recognized in fiscal 2011 as we were in a net operating loss carryforward position. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2013, 2012 and 2011 was $13.4 million, $17.3 million and $34.9 million, respectively.

Stock Options

Options granted under our plans have an exercise price equal to the closing market price on the date of the grant, generally vest in 3 years and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Our option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, the grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

At the date of grant, we estimate the fair value of options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future.

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods:

	2013	2012	2011
Expected term in years	5.8	5.3	5.2
Expected volatility	44.0%	47.3%	46.5%
Risk-free interest rate	1.0%	0.8%	2.1%
Dividend yield	1.4%	1.4%	1.4%

As part of the Smurfit-Stone Acquisition, outstanding options to purchase Smurfit-Stone common stock under the Smurfit-Stone equity incentive plan were assumed by RockTenn and converted into a vested option to purchase RockTenn Common Stock in fiscal 2011 based on an equity award exchange ratio. Accordingly, we issued 1,314,251 vested options that were valued at $42.89 per share using the Black-Scholes option pricing model which resulted in the inclusion of $56.4 million in the Smurfit-Stone Acquisition purchase price. The significant assumptions used were: an expected term of 3.5 years; an expected volatility of 48.8%; expected dividends of 1.4%; and a risk-free rate of 1.1%.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the year ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2012	1,341,969	$41.73
Granted	197,860	79.81
Exercised	(312,293)	31.83
Expired	(3,200)	34.50
Forfeited	(40,585)	66.29
Outstanding at September 30, 2013	1,183,751	$49.88	6.4	$60.8
Exercisable at September 30, 2013	698,916	$35.31	4.9	$46.1
Vested and expected to vest at September 30, 2013	1,164,815	$49.51	6.4	$60.3

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2013, 2012 and 2011 was $29.09, $23.81 and $41.09 per share, respectively. The increase in the grant date fair value in fiscal 2011 was due to the replacement shares issued in connection with the Smurfit-Stone Acquisition discussed above. The aggregate intrinsic value of options exercised during the years ended September 30, 2013, 2012 and 2011 was $16.1 million, $13.5 million and $31.7 million, respectively.

As of September 30, 2013, there was $5.0 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.4 years. Where applicable, we amortize these costs using the accelerated attribution method.

Restricted Stock

Restricted stock is typically granted annually to certain of our employees and non-employee directors. Our non-employee director awards have a service condition. The vesting provisions for our employees may vary from grant to grant, however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets including Cash Flow to Equity Ratio, percentage return on common stock, annual average return over capital costs compared to our Peer Group, or achievement of certain stock price targets (each as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The grants generally vest over a period of 3 years depending on the nature of the vesting provisions, except for non-employee director grants, which vest over one year. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, the grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

Our grants to our non-employee directors are treated as issued and carry dividend and voting rights until they vest. At September 30, 2013 and September 30, 2012, shares of restricted stock of less than 0.1 million and 0.1 million, respectively, are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in unvested restricted stock awards during the year ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2012	862,675	$58.66
Granted	461,338	71.60
Vested	(379,843)	43.69
Forfeited	(66,610)	66.42
Unvested at September 30, 2013(1)	877,560	$71.35

(1)
Target awards, net of subsequent forfeitures, granted in fiscal 2013, 2012 and 2011 of 302,360, 323,275 and 225,000 shares, respectively, may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the fiscal 2013, fiscal 2012 and fiscal 2011 grants to be attained at approximately 200%, 200% and 100% of target, respectively. However, it is possible that the performance attained may vary.

There was approximately $43.9 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2013 that will be recognized over a weighted average remaining vesting period of 1.5 years.

The following table represents a summary of restricted stock vested in fiscal 2013, 2012 and 2011 (in millions, except shares):

	2013	2012	2011
Shares of restricted stock vested	379,843	495,368	420,596
Aggregate fair value of restricted stock vested	$26.6	$33.6	$28.0

The following table represents a summary of restricted stock shares granted in fiscal 2013, 2012 and 2011 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry dividend and voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2013	2012	2011
Shares of restricted stock granted to non-employee directors(1)	11,925	20,700	20,155
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target(2)	120,293	—	173,028
Shares granted with a service condition and a Cash Flow to Equity Ratio performance condition at target(3)	314,120	389,550	262,775
Shares granted with a service condition(4)	15,000	—	—
Total restricted stock granted	461,338	410,250	455,958

(1)
Non-employee director grants vest over one year and are deemed issued on the grant date and have voting and dividend rights. Also includes converted restricted stock units held by the Smurfit-Stone directors who served on the RockTenn board of directors in fiscal 2011.

(2)
Shares issued in fiscal 2013 for the fiscal 2010 Cash Flow to Equity Ratio were at 150% of target. Shares issued in fiscal 2011 for the fiscal 2009 Cash Flow to Equity Ratio, the fiscal 2008 Annual Average Return over Capital Costs and the fiscal 2008 Total Shareholder Return were each at 150% of target.

(3)	These employee grants vest over approximately three years and have adjustable ranges from 0-200% of target subject to the level of performance attained in the respective award agreement.

(4)	These shares vest over four years.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan, as amended and restated (the “Plan”), shares of Common Stock are reserved for purchase by substantially all of our qualifying employees. The Plan allows for the purchase of a total of approximately 4.3 million shares of Common Stock. During fiscal 2013, 2012 and 2011, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the Plan. We recognized $0.7 million, $0.6 million and $0.5 million of expense for fiscal 2013, 2012 and 2011, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2013, approximately 0.7 million shares of Common Stock remained available for purchase under the Plan.

Note 15.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2013, 2012 and 2011 were approximately $308.7 million, $353.3 million and $156.6 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2013 and 2012 was $59.9 million and $38.5 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 16.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2013, total approximately $98.7 million.

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the United States Environmental Protection Agency. In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

In 2004, the EPA promulgated a Maximum Achievable Control Technology regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as Boiler MACT. The EPA also published notice in March 2011 that it would reconsider certain aspects of Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on the EPA’s review of existing and new data provided after the March 2011 standards were issued. For the Company’s boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. Several environmental, industry and other groups have filed legal challenges to the December 2012 final Boiler MACT rules. We cannot predict with certainty how any of the legal challenges will impact our Boiler MACT strategies and costs.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to facilities that emit greenhouse gases. These regulations became effective for certain GHG sources on January 2, 2011, with implementation for other sources to

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be phased in over the next several years. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec, has become a member of the Western Climate Initiative, which is a collaboration of U.S. states, Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require capital expenditures to modify certain assets at our containerboard mill in Quebec to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and greenhouse gas standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial capital expenditures or operating costs could increase materially.

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceeding or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

We also face potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and analogous state laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as potentially responsible parties are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. Liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or we have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

As of September 30, 2013, we had approximately $4.3 million reserved for environmental liabilities on an undiscounted basis, of which $3.1 million is included in other long-term liabilities and $1.2 million in other current liabilities. We believe the liability for these matters was adequately reserved at September 30, 2013.

Other Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the United States District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is still in the early stages of discovery, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

We have made the following guarantees as of September 30, 2013:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC. The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expire in 2017. As part of the agreement, we guarantee the third party contractors' debt outstanding and have a security interest in the chipping equipment. At September 30, 2013, the maximum potential amount of future payments related to these guarantees was approximately $7 million, which decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired unconsolidated entities for which we guarantee approximately $5 million in debt, primarily for bank loans; and

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2016. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at September 30, 2013, which would result in a purchase price of approximately 54% of our partner’s net equity reflected on Seven Hills’ September 30, 2013 balance sheet.

Note 17.	Segment Information

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

Some of our operations included in the segments are located in Canada, Mexico, Chile, Argentina, Puerto Rico and China. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2013	2012	2011
Foreign net sales to unaffiliated customers	$1,272.5	$1,238.6	$639.0
Foreign segment income	$95.9	$48.7	$62.1
Foreign long-lived assets	$444.6	$496.7	$513.1
Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	13.3%	13.5%	11.8%
Foreign segment income	9.7%	6.8%	11.7%
Foreign long-lived assets	8.0%	8.9%	9.3%

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2013	2012	2011
Net sales (aggregate):
Corrugated Packaging	$6,662.1	$6,171.2	$2,768.7
Consumer Packaging	2,554.1	2,557.5	2,359.8
Recycling	1,073.4	1,228.8	585.9
Total	$10,289.6	$9,957.5	$5,714.4
Less net sales (intersegment):
Corrugated Packaging	$113.4	$121.6	$81.7
Consumer Packaging	25.6	25.2	23.5
Recycling	605.2	603.1	209.6
Total	$744.2	$749.9	$314.8
Net sales (unaffiliated customers):
Corrugated Packaging	$6,548.7	$6,049.6	$2,687.0
Consumer Packaging	2,528.5	2,532.3	2,336.3
Recycling	468.2	625.7	376.3
Total	$9,545.4	$9,207.6	$5,399.6
Segment income:
Corrugated Packaging	$679.9	$364.0	$241.7
Consumer Packaging	294.6	347.2	275.2
Recycling	14.4	7.1	14.8
Segment income	988.9	718.3	531.7
Restructuring and other costs, net	(78.0)	(75.2)	(93.3)
Non-allocated expenses	(92.1)	(109.7)	(79.5)
Interest expense	(106.9)	(119.7)	(88.9)
Loss on extinguishment of debt	(0.3)	(25.9)	(39.5)
Interest income and other (expense) income, net	(0.9)	1.3	(15.0)
Income before income taxes	$710.7	$389.1	$215.5

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2013	2012	2011
Identifiable assets:
Corrugated Packaging	$8,236.9	$8,300.4	$8,159.0
Consumer Packaging	1,811.2	1,755.4	1,731.9
Recycling	231.7	248.9	308.3
Assets held for sale	14.3	9.6	31.9
Corporate	439.3	372.8	334.9
Total	$10,733.4	$10,687.1	$10,566.0

Goodwill:
Corrugated Packaging	$1,447.9	$1,449.1	$1,428.3
Consumer Packaging	361.3	363.3	359.8
Recycling	52.9	52.9	51.3
Total	$1,862.1	$1,865.3	$1,839.4

Depreciation, depletion and amortization:
Corrugated Packaging	$427.1	$411.0	$164.1
Consumer Packaging	99.2	96.4	91.8
Recycling	12.7	13.4	5.0
Corporate	13.2	13.5	17.4
Total	$552.2	$534.3	$278.3

Capital expenditures:
Corrugated Packaging	$306.1	$327.8	$74.3
Consumer Packaging	100.6	83.7	106.3
Recycling	11.3	10.3	14.0
Corporate	22.4	30.6	4.8
Total	$440.4	$452.4	$199.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2013, 2012 and 2011 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Recycling	Total
Balance as of October 1, 2010
Goodwill	$393.0	$398.4	$0.2	$791.6
Accumulated impairment losses	—	(42.8)	—	(42.8)
	393.0	355.6	0.2	748.8
Goodwill acquired	1,035.4	5.1	51.1	1,091.6
Translation adjustment	(0.1)	(0.9)	—	(1.0)
Balance as of September 30, 2011
Goodwill	1,428.3	402.6	51.3	1,882.2
Accumulated impairment losses	—	(42.8)	—	(42.8)
	1,428.3	359.8	51.3	1,839.4
Goodwill acquired	33.5	—	—	33.5
Purchase price allocation adjustments	(13.2)	0.7	1.6	(10.9)
Translation adjustment	0.5	2.8	—	3.3
Balance as of September 30, 2012
Goodwill	1,449.1	406.1	52.9	1,908.1
Accumulated impairment losses	—	(42.8)	—	(42.8)
	1,449.1	363.3	52.9	1,865.3
Goodwill acquired	1.2	—	—	1.2
Translation adjustment	(2.4)	(2.0)	—	(4.4)
Balance as of September 30, 2013
Goodwill	1,447.9	404.1	52.9	1,904.9
Accumulated impairment losses	—	(42.8)	—	(42.8)
	$1,447.9	$361.3	$52.9	$1,862.1

The goodwill acquired in fiscal 2013 related to the acquisition of a corrugated sheet plant. In fiscal 2012, the goodwill acquired was associated with the GMI and Mid South acquisitions. The goodwill acquired in fiscal 2011 was associated with the Smurfit-Stone Acquisition. We finalized the Smurfit-Stone purchase price allocation in fiscal 2012.

In the first quarter of fiscal 2014, we announced a realignment of our operating responsibilities. Following the realignment our operating and reportable segments will consist of the following: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. The change will primarily reflect the creation of a Merchandising Displays segment which will be removed from the Consumer Packaging segment. We will reclassify our results in the future for all periods presented.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Financial Results by Quarter (Unaudited)

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,287.1	$2,324.9	$2,448.3	$2,485.1
Gross profit	409.5	385.2	496.7	555.1
Restructuring and other costs, net	16.1	12.4	23.5	26.0
Loss on extinguishment of debt	(0.2)	(0.1)	—	—
Income before income taxes	141.7	109.1	203.1	256.8
Consolidated net income	86.9	325.6	141.7	178.3
Net income attributable to Rock-Tenn Company shareholders	86.0	324.7	140.1	176.5
Basic earnings per share attributable to Rock-Tenn Company shareholders	1.20	4.51	1.94	2.45
Diluted earnings per share attributable to Rock-Tenn Company shareholders	1.18	4.45	1.91	2.40

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,267.7	$2,282.9	$2,303.2	$2,353.8
Gross profit	392.2	360.8	359.8	419.9
Restructuring and other costs, net	10.3	28.1	13.7	23.1
Loss on extinguishment of debt	—	(19.5)	(0.1)	(6.3)
Income before income taxes	124.4	53.3	90.6	120.8
Consolidated net income	76.8	32.7	59.3	83.4
Net income attributable to Rock-Tenn Company shareholders	76.7	31.9	58.2	82.3
Basic earnings per share attributable to Rock-Tenn Company shareholders	1.08	0.45	0.82	1.15
Diluted earnings per share attributable to Rock-Tenn Company shareholders	1.06	0.44	0.81	1.14

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

Consolidated net income in the second quarter of fiscal 2013 financial results by quarter (unaudited) table is impacted by the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $3.51 and $3.47 per share, respectively, in the second quarter of fiscal 2013 in connection with the benefit. Income before income taxes in the third quarter of fiscal 2013 financial results by quarter (unaudited) table is impacted by an $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $0.10 per share in the third quarter of fiscal 2013. Income before income taxes in the fourth quarter of fiscal 2013 financial results by quarter (unaudited) table is impacted by income of $12.2 million related to recording an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition, a $9.2 million gain related to the termination of a steam supply contract at our Solvay, NY recycled containerboard mill, net of boiler start-up costs and $8.0 million gain related to a partial insurance settlement of property damage claims associated with the prior year Demopolis, AL bleached paperboard

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mill. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $0.26 per share in the fourth quarter of fiscal 2013 for the before mentioned items.

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

Note 19.	Selected Condensed Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

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
In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including Rock-Tenn Company (the “Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include Condensed Consolidating Balance Sheets as of September 30, 2013 and 2012 and the related Condensed Consolidating Statements of Income and Cash Flows for each of the three years in the period ended September 30, 2013.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.1)	$8,553.1	$1,674.9	$(682.5)	$9,545.4
Cost of goods sold	—	6,855.7	1,383.0	(539.8)	7,698.9
Gross profit	(0.1)	1,697.4	291.9	(142.7)	1,846.5
Selling, general and administrative expenses	—	839.7	114.6	—	954.3
Restructuring and other costs, net	(3.6)	67.3	14.3	—	78.0
Operating profit	3.5	790.4	163.0	(142.7)	814.2
Interest expense	(103.1)	(48.1)	(26.0)	70.3	(106.9)
Loss on extinguishment of debt	(0.1)	—	(0.2)	—	(0.3)
Interest income and other income (expense), net	52.1	(126.7)	1.3	72.4	(0.9)
Equity in income of unconsolidated entities	—	4.6	—	—	4.6
Equity in income of consolidated entities	753.8	77.4	—	(831.2)	—
Income before income taxes	706.2	697.6	138.1	(831.2)	710.7
Income tax benefit (expense)	21.1	26.0	(25.3)	—	21.8
Consolidated net income	727.3	723.6	112.8	(831.2)	732.5
Less: Net income attributable to noncontrolling interests	—	(4.0)	(1.2)	—	(5.2)
Net income attributable to Rock-Tenn Company shareholders	$727.3	$719.6	$111.6	$(831.2)	$727.3
Comprehensive income attributable to Rock-Tenn Company shareholders	$927.3	$920.3	$84.2	$(1,004.5)	$927.3

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$0.1	$8,225.3	$1,648.3	$(666.1)	$9,207.6
Cost of goods sold	—	6,816.5	1,366.1	(507.7)	7,674.9
Gross profit	0.1	1,408.8	282.2	(158.4)	1,532.7
Selling, general and administrative expenses	2.3	797.7	127.5	—	927.5
Restructuring and other costs, net	2.6	47.6	25.0	—	75.2
Operating profit	(4.8)	563.5	129.7	(158.4)	530.0
Interest expense	(106.4)	(46.3)	(29.4)	62.4	(119.7)
Loss on extinguishment of debt	(25.9)	—	—	—	(25.9)
Interest income and other income (expense), net	51.7	(147.0)	0.6	96.0	1.3
Equity in income of unconsolidated entities	—	3.4	—	—	3.4
Equity in income of consolidated entities	302.4	15.7	—	(318.1)	—
Income before income taxes	217.0	389.3	100.9	(318.1)	389.1
Income tax benefit (expense)	32.1	(134.9)	(34.1)	—	(136.9)
Consolidated net income	249.1	254.4	66.8	(318.1)	252.2
Less: Net income attributable to noncontrolling interests	—	(2.7)	(0.4)	—	(3.1)
Net income attributable to Rock-Tenn Company shareholders	$249.1	$251.7	$66.4	$(318.1)	$249.1
Comprehensive income attributable to Rock-Tenn Company shareholders	$47.8	$46.7	$63.6	$(110.3)	$47.8

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2011
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$0.5	$4,815.6	$956.1	$(372.6)	$5,399.6
Cost of goods sold	0.6	3,932.6	738.8	(264.3)	4,407.7
Gross profit	(0.1)	883.0	217.3	(108.3)	991.9
Selling, general and administrative expenses	1.7	447.6	91.9	—	541.2
Restructuring and other costs, net	19.4	72.7	1.2	—	93.3
Operating profit	(21.2)	362.7	124.2	(108.3)	357.4
Interest expense	(84.2)	(125.1)	(21.7)	142.1	(88.9)
Loss on extinguishment of debt	(38.6)	(0.9)	—	—	(39.5)
Interest income and other income (expense), net	61.5	(40.4)	(2.3)	(33.8)	(15.0)
Equity in income (loss) of unconsolidated entities	—	1.9	(0.4)	—	1.5
Equity in income of consolidated entities	191.2	44.6	0.1	(235.9)	—
Income before income taxes	108.7	242.8	99.9	(235.9)	215.5
Income tax benefit (expense)	32.4	(73.0)	(28.9)	—	(69.5)
Consolidated net income	141.1	169.8	71.0	(235.9)	146.0
Less: Net income attributable to noncontrolling interests	—	(4.9)	—	—	(4.9)
Net income attributable to Rock-Tenn Company shareholders	$141.1	$164.9	$71.0	$(235.9)	$141.1
Comprehensive (loss) income attributable to Rock-Tenn Company shareholders	$(65.9)	$(45.6)	$21.7	$23.9	$(65.9)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$14.8	$1.2	$20.4	$—	$36.4
Restricted cash	9.3	—	—	—	9.3
Accounts receivable, net	—	84.7	1,098.0	(47.8)	1,134.9
Inventories	—	779.6	158.3	—	937.9
Other current assets	20.3	265.7	32.1	(20.2)	297.9
Intercompany receivables	56.3	26.8	44.5	(127.6)	—
Total current assets	100.7	1,158.0	1,353.3	(195.6)	2,416.4
Net property, plant and equipment	—	5,098.5	456.2	—	5,554.7
Goodwill	—	1,762.6	99.5	—	1,862.1
Intangibles, net	—	688.2	11.2	—	699.4
Intercompany notes receivable	503.5	645.9	1.3	(1,150.7)	—
Investments in consolidated subsidiaries	6,230.4	364.0	—	(6,594.4)	—
Other assets	42.2	124.9	41.7	(8.0)	200.8
	$6,876.8	$9,842.1	$1,963.2	$(7,948.7)	$10,733.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$2.9	$—	$2.9
Accounts payable	—	733.2	116.7	(47.8)	802.1
Accrued compensation and benefits	—	220.9	28.1	—	249.0
Other current liabilities	15.3	148.8	45.5	(20.2)	189.4
Intercompany payables	0.5	76.6	50.5	(127.6)	—
Total current liabilities	15.8	1,179.5	243.7	(195.6)	1,243.4
Long-term debt due after one year	2,391.1	—	450.8	—	2,841.9
Intercompany notes payable	152.9	469.1	528.7	(1,150.7)	—
Pension liabilities, net of current portion	—	811.8	163.4	—	975.2
Postretirement benefit liabilities, net of current portion	—	74.3	44.0	—	118.3
Deferred income taxes	—	1,061.0	10.1	(8.0)	1,063.1
Other long-term liabilities	4.7	157.4	3.3	—	165.4
Redeemable noncontrolling interests	—	8.1	5.2	—	13.3
Total Rock-Tenn Company shareholders' equity	4,312.3	6,080.4	514.0	(6,594.4)	4,312.3
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	4,312.3	6,080.9	514.0	(6,594.4)	4,312.8
	$6,876.8	$9,842.1	$1,963.2	$(7,948.7)	$10,733.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$409.0	$1,053.2	$(43.4)	$(386.3)	$1,032.5
Investing activities:
Capital expenditures	—	(419.4)	(21.0)	—	(440.4)
Cash paid for purchase of business, net of cash acquired	—	(6.3)	—	—	(6.3)
Investment in unconsolidated entities	—	(0.1)	—	—	(0.1)
Return of capital from unconsolidated entities	—	1.0	—	—	1.0
Proceeds from sale of property, plant and equipment	—	16.0	10.8	—	26.8
Proceeds from property, plant and equipment insurance settlement	—	15.4	—	—	15.4
Intercompany notes issued	(468.8)	(562.6)	—	1,031.4	—
Intercompany notes proceeds	732.8	319.9	—	(1,052.7)	—
Intercompany return of capital	0.8	0.4	—	(1.2)	—
Net cash provided by (used for) investing activities	264.8	(635.7)	(10.2)	(22.5)	(403.6)
Financing activities:
Additions to revolving credit facilities	74.3	—	24.7	—	99.0
Repayments of revolving credit facilities	(86.9)	—	(59.3)	—	(146.2)
Additions to debt	—	—	277.0	—	277.0
Repayments of debt	(355.6)	—	(431.8)	—	(787.4)
Debt issuance costs	(1.0)	—	(1.0)	—	(2.0)
Cash paid for debt extinguishment costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	3.5	—	—	—	3.5
Excess tax benefits from share-based compensation	—	6.0	—	—	6.0
(Repayments to) advances from consolidated entities	(261.5)	185.4	76.1	—	—
Advances from unconsolidated entity	—	1.2	—	—	1.2
Cash dividends paid to shareholders	(75.3)	—	—	—	(75.3)
Cash distributions paid to noncontrolling interests	—	—	(4.9)	—	(4.9)
Intercompany notes borrowing	43.6	467.8	520.0	(1,031.4)	—
Intercompany notes payments	—	(732.6)	(320.1)	1,052.7	—
Intercompany capital return	—	(0.8)	(0.4)	1.2	—
Intercompany dividends	—	(343.3)	(43.0)	386.3	—
Net cash (used for) provided by financing activities	(659.0)	(416.3)	37.3	408.8	(629.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash and cash equivalents	14.8	1.2	(16.8)	—	(0.8)
Cash and cash equivalents at beginning of period	—	—	37.2	—	37.2
Cash and cash equivalents at end of period	$14.8	$1.2	$20.4	$—	$36.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$132.9	$540.0	$151.4	$(167.6)	$656.7
Investing activities:
Capital expenditures	—	(426.5)	(25.9)	—	(452.4)
Cash paid for the purchase of a leased facility	—	(17.0)	—	—	(17.0)
Cash paid for purchase of business, net of cash acquired	(93.5)	(32.1)	—	—	(125.6)
Investment in unconsolidated entities	—	(1.7)	—	—	(1.7)
Return of capital from unconsolidated entities	—	1.8	—	—	1.8
Proceeds from sale of property, plant and equipment	—	17.9	22.6	—	40.5
Proceeds from property, plant and equipment insurance settlement	—	10.2	—	—	10.2
Intercompany notes issued	(36.1)	(156.2)	—	192.3	—
Intercompany notes proceeds	27.6	1.8	—	(29.4)	—
Intercompany capital investment	(89.3)	—	—	89.3	—
Intercompany return of capital	378.9	—	—	(378.9)	—
Net cash provided by (used for) investing activities	187.6	(601.8)	(3.3)	(126.7)	(544.2)
Financing activities:
Proceeds from issuance of notes	1,442.2	—	—	—	1,442.2
Additions to revolving credit facilities	687.4	—	60.7	—	748.1
Repayments of revolving credit facilities	(674.4)	—	(85.4)	—	(759.8)
Additions to debt	227.1	—	99.5	—	326.6
Repayments of debt	(1,527.6)	(28.8)	(247.2)	—	(1,803.6)
Debt issuance costs	(16.2)	—	—	—	(16.2)
Cash paid for debt extinguishment costs	(14.0)	—	—	—	(14.0)
Issuances of common stock, net of related minimum tax withholdings	5.2	—	—	—	5.2
Excess tax benefits from share-based compensation	—	10.0	—	—	10.0
(Repayments to) advances from consolidated entities	(470.6)	505.9	(35.3)	—	—
Advances from unconsolidated entity	—	0.2	—	—	0.2
Cash dividends paid to shareholders	(56.5)	—	—	—	(56.5)
Cash distributions paid to noncontrolling interests	—	—	(0.8)	—	(0.8)
Intercompany notes borrowing	76.9	35.6	79.8	(192.3)	—
Intercompany notes payments	—	(10.0)	(19.4)	29.4	—
Intercompany capital receipt	—	39.3	50.0	(89.3)	—
Intercompany capital return	—	(378.9)	—	378.9	—
Intercompany dividends	—	(115.1)	(52.5)	167.6	—
Net cash (used for) provided by financing activities	(320.5)	58.2	(150.6)	294.3	(118.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
(Decrease) in cash and cash equivalents	—	(3.6)	(0.9)	—	(4.5)
Cash and cash equivalents at beginning of period	—	3.6	38.1	—	41.7
Cash and cash equivalents at end of period	$—	$—	$37.2	$—	$37.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2011
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$50.3	$1,051.6	$(601.1)	$(39.1)	$461.7
Investing activities:
Capital expenditures	—	(172.2)	(27.2)	—	(199.4)
Cash paid for purchase of business, net of cash acquired	(1,300.1)	—	—	—	(1,300.1)
Investment in unconsolidated entities	—	(2.0)	—	—	(2.0)
Return of capital from unconsolidated entities	—	0.8	0.2	—	1.0
Proceeds from sale of property, plant and equipment	—	7.4	1.2	—	8.6
Proceeds from property, plant and equipment insurance settlement	—	0.5	—	—	0.5
Intercompany notes issued	(16.7)	(39.5)	—	56.2	—
Intercompany notes proceeds	174.4	270.0	8.9	(453.3)	—
Intercompany capital investment	(1,171.7)	(207.1)	—	1,378.8	—
Intercompany return of capital	102.3	2.1	—	(104.4)	—
Net cash (used for) provided by investing activities	(2,211.8)	(140.0)	(16.9)	877.3	(1,491.4)
Financing activities:
Additions to revolving credit facilities	553.2	—	249.4	—	802.6
Repayments of revolving credit facilities	(562.5)	—	(2.0)	—	(564.5)
Additions to debt	2,225.0	—	652.4	—	2,877.4
Repayments of debt	(626.6)	(1,169.1)	(170.6)	—	(1,966.3)
Debt issuance costs	(43.8)	—	—	—	(43.8)
Cash paid for debt extinguishment costs	(37.9)	—	—	—	(37.9)
Issuances of common stock, net of related minimum tax withholdings	25.2	—	—	—	25.2
Advances from (repayments to) consolidated entities	657.9	(598.5)	(59.4)	—	—
Advances from unconsolidated entity	—	1.7	—	—	1.7
Cash dividends paid to shareholders	(37.6)	—	—	—	(37.6)
Cash distributions paid to noncontrolling interests	—	—	(5.2)	—	(5.2)
Intercompany notes borrowing	17.5	—	38.7	(56.2)	—
Intercompany notes payments	(8.9)	(174.4)	(270.0)	453.3	—
Intercompany capital receipt	—	1,136.7	242.1	(1,378.8)	—
Intercompany capital return	—	(102.3)	(2.1)	104.4	—
Intercompany dividends	—	(2.7)	(36.4)	39.1	—
Net cash provided by (used for) financing activities	2,161.5	(908.6)	636.9	(838.2)	1,051.6
Effect of exchange rate changes on cash and cash equivalents	—	—	3.9	—	3.9
Increase in cash and cash equivalents	—	3.0	22.8	—	25.8
Cash and cash equivalents at beginning of period	—	0.6	15.3	—	15.9
Cash and cash equivalents at end of period	$—	$3.6	$38.1	$—	$41.7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated November 18, 2013, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 18, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control Over Financial Reporting section of the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2013 of Rock-Tenn Company, and our report dated November 18, 2013, expressed an unqualified opinion thereon.

Atlanta, Georgia
November 18, 2013

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2013 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2013.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed on or before December 31, 2013, is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer

WARD H. DICKSON,
Chief Financial Officer
November 18, 2013

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•
that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•
that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013. In connection with that evaluation, we have determined that there has been no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 20, 2013, our then CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 20, 2013. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information in the sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominee for Election - Term Expiring 2015,” “Nominee for Election - Term Expiring 2016,” “Nominees for Election — Term Expiring 2017,” “Incumbent Directors — Term Expiring 2016,” “Incumbent Directors — Term Expiring 2015,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” in the section under the heading “Executive Officers” entitled “Identification of Executive Officers,” and in the section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed on or before December 31, 2013, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information in the sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” in the sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report,” and in the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed on or before December 31, 2013, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and in the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed on or before December 31, 2013, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and in the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed on or before December 31, 2013, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2014, which will be filed on or before December 31, 2013, is incorporated herein by reference.

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

ROCK-TENN COMPANY

Dated:	November 18, 2013	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Director and Chief Executive Officer (Principal Executive Officer)	November 18, 2013
Steven C. Voorhees

/s/ WARD H. DICKSON	Chief Financial Officer (Principal Financial Officer)	November 18, 2013
Ward H. Dickson

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 18, 2013
A. Stephen Meadows

/s/ G. STEPHEN FELKER	Director, Non-Executive Chairman of the Board	November 18, 2013
G. Stephen Felker

/s/ TIMOTHY J. BERNLOHR	Director	November 18, 2013
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 18, 2013
J. Powell Brown

/s/ ROBERT M. CHAPMAN	Director	November 18, 2013
Robert M. Chapman

/s/ TERRELL K. CREWS	Director	November 18, 2013
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 18, 2013
Russell M. Currey

/s/ LAWRENCE L. GELLERSTEDT, III	Director	November 18, 2013
Lawrence L. Gellerstedt, III

/s/ JENNY A. HOURIHAN	Director	November 18, 2013
Jenny A. Hourihan

/s/ JOHN W. SPIEGEL	Director	November 18, 2013
John W. Spiegel

/s/ BETTINA M. WHYTE	Director	November 18, 2013
Bettina M. Whyte

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	—
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

4.19	—
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

4.21	—
Amendment No. 4 dated as of June 7, 2013 (the “Amendment”), among Rock-Tenn Company (“RockTenn”), as borrower, RockTenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp. (formerly, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada), as Canadian borrower (together with RockTenn, the “Borrowers”), the Lenders (as defined below) party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the Lenders (the “Canadian Agent”), to the Amended and Restated Credit Agreement dated as of May 27, 2011, and amended and restated as of September 27, 2012, by and among the Borrowers, certain subsidiaries of RockTenn from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), the Administrative Agent and the Canadian Agent (incorporated by reference to Exhibit 10.1 of RockTenn’s Current Report on Form 8-K, filed on June 13, 2013).

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

Exhibit Number		Description of Exhibits

*10.3	—	2000 Incentive Stock Plan (incorporated by reference to the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 18, 2000).

*10.4	—
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

*10.28	—	Amendment No. 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.29	—	Amendment No. 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.30	—
Fifth Amended and Restated Credit and Security Agreement, dated December 21, 2012, among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, The Lenders and Co-Agents from time to time party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and as Funding Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2012).

10.31	—
Fourth Amended and Restated Receivables Sale Agreement, dated December 21, 2012, among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, RockTenn – Southern Container, LLC, PCPC, Inc., Waldorf Corporation, RockTenn CP, LLC, and RockTenn – Solvay, LLC, as Originators and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 31, 2012).

10.32	—
Fourth Amended and Restated Performance Undertaking, dated December 21, 2012, by Rock-Tenn Company in favor of Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 31, 2012).

*10.33	—
First Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of October 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number		Description of Exhibits

*10.34	—
Rock-Tenn Company Supplemental Executive Retirement Plan Amended and Restated Effective as of October 27, 2011(incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.35	—
Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan Effective as of January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.36	—	First Amendment to Fourth Amended and Restated Receivables Sale Agreement dated as of August 30, 2013.

10.37	—	First Amendment to Fifth Amended and Restated Credit and Security Agreement dated as of August 30, 2013.

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer of Rock-Tenn Company.

31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Chief Financial Officer of Rock-Tenn Company.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Definition Label Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer of Rock-Tenn Company, and by Ward H. Dickson, Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.