Form 10-Q
period 2013-12-31
Rock-Tenn CO
filed 2014-02-07
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 24, 2014
Class A Common Stock, $0.01 par value	71,559,825

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2013	2012
Net sales	$2,362.6	$2,287.1
Cost of goods sold	1,914.8	1,877.6
Gross profit	447.8	409.5
Selling, general and administrative expenses	234.8	223.0
Restructuring and other costs, net	17.6	16.1
Operating profit	195.4	170.4
Interest expense	(24.0)	(29.1)
Loss on extinguishment of debt	—	(0.2)
Interest income and other expense, net	(0.8)	—
Equity in income of unconsolidated entities	1.7	0.6
Income before income taxes	172.3	141.7
Income tax expense	(61.7)	(54.8)
Consolidated net income	110.6	86.9
Less: Net income attributable to noncontrolling interests	(0.9)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$109.7	$86.0

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.52	$1.20

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.50	$1.18

Cash dividends paid per share	$0.35	$0.45

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2013	2012
Consolidated net income	$110.6	$86.9
Other comprehensive income, net of tax:
Foreign currency translation loss	(9.3)	(2.1)

Defined benefit pension plans:
Amortization of net actuarial loss, included in pension cost	2.6	6.0
Amortization of prior service cost, included in pension cost	—	0.1
Other comprehensive (loss) income	(6.7)	4.0
Comprehensive income	103.9	90.9
Less: Comprehensive income attributable to noncontrolling interests	(0.9)	(1.0)
Comprehensive income attributable to Rock-Tenn Company shareholders	$103.0	$89.9

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24.6	$36.4
Restricted cash	9.2	9.3
Accounts receivable (net of allowances of $22.8 and $26.8)	981.2	1,134.9
Inventories	925.3	937.9
Other current assets	326.5	297.9
Total current assets	2,266.8	2,416.4
Property, plant and equipment at cost:
Land and buildings	1,195.5	1,203.1
Machinery and equipment	6,565.1	6,467.8
Transportation equipment	14.5	13.8
Leasehold improvements	24.7	24.7
	7,799.8	7,709.4
Less accumulated depreciation and amortization	(2,256.8)	(2,154.7)
Net property, plant and equipment	5,543.0	5,554.7
Goodwill	1,887.2	1,862.1
Intangibles, net	691.2	699.4
Other assets	203.2	200.8
	$10,591.4	$10,733.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$3.2	$2.9
Accounts payable	738.3	802.1
Accrued compensation and benefits	183.2	249.0
Other current liabilities	203.5	189.4
Total current liabilities	1,128.2	1,243.4
Long-term debt due after one year	2,750.3	2,841.9
Pension liabilities, net of current portion	932.5	975.2
Postretirement benefit liabilities, net of current portion	115.9	118.3
Deferred income taxes	1,132.3	1,063.1
Other long-term liabilities	166.9	165.4
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	14.0	13.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 71,558,225 and 72,023,820 shares outstanding at December 31, 2013 and September 30, 2013, respectively	0.7	0.7
Capital in excess of par value	2,872.1	2,871.4
Retained earnings	1,785.3	1,740.8
Accumulated other comprehensive loss	(307.3)	(300.6)
Total Rock-Tenn Company shareholders’ equity	4,350.8	4,312.3
Noncontrolling interests	0.5	0.5
Total equity	4,351.3	4,312.8
	$10,591.4	$10,733.4
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2013	2012
Operating activities:
Consolidated net income	$110.6	$86.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	143.2	138.1
Deferred income tax expense	51.5	50.2
Share-based compensation expense	9.5	6.8
Loss on extinguishment of debt	—	0.2
(Gain) loss on disposal of plant, equipment and other, net	(2.0)	0.7
Equity in income of unconsolidated entities	(1.7)	(0.6)
Pension and other postretirement funding more than expense	(35.2)	(12.8)
Impairment adjustments and other non-cash items	4.1	2.7
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	171.0	74.7
Inventories	4.2	(49.2)
Other assets	(12.6)	11.0
Accounts payable	(76.6)	(31.8)
Income taxes	(7.6)	(8.3)
Accrued liabilities and other	(53.9)	8.9
Net cash provided by operating activities	304.5	277.5
Investing activities:
Capital expenditures	(100.6)	(92.0)
Cash paid for purchase of business, net of cash acquired	(60.0)	—
Return of capital from unconsolidated entities	0.2	0.4
Proceeds from sale of property, plant and equipment	3.3	2.6
Proceeds from property, plant and equipment insurance settlement	2.7	—
Net cash used for investing activities	(154.4)	(89.0)
Financing activities:
Additions to revolving credit facilities	20.0	31.8
Repayments of revolving credit facilities	(21.9)	(14.5)
Additions to debt	46.6	150.1
Repayments of debt	(131.6)	(326.9)
Debt issuance costs	—	(1.3)
Issuances of common stock, net of related minimum tax withholdings	(5.9)	(4.8)
Purchases of common stock	(53.0)	—
Excess tax benefits from share-based compensation	10.2	4.4
Repayments to unconsolidated entity	(0.2)	—
Cash dividends paid to shareholders	(25.8)	(32.1)
Cash distributions paid to noncontrolling interests	(0.1)	(1.3)
Net cash used for financing activities	(161.7)	(194.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)
Decrease in cash and cash equivalents	(11.8)	(6.2)
Cash and cash equivalents at beginning of period	36.4	37.2
Cash and cash equivalents at end of period	$24.6	$31.0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$7.4	$8.4
Interest, net of amounts capitalized	6.4	9.3

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the three months ended December 31, 2013, relate to the acquisition of NPG Holding, Inc. (“NPG”), a specialty display company. For additional information regarding this acquisition see “Note 5. Acquisitions”.

Three Months Ended December 31, 2013
(In millions)
Fair value of assets acquired, including goodwill	$79.4
Cash consideration, net of cash acquired	59.5
Liabilities assumed	$19.9
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2013
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are one of North America’s leading integrated manufacturers of corrugated and consumer packaging. We operate locations in the United States, Canada, Mexico, Chile, Argentina and Puerto Rico.

Note 1.	Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2013 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Fiscal 2013 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of income for the three months ended December 31, 2013 and December 31, 2012, our comprehensive income for the three months ended December 31, 2013 and December 31, 2012, our financial position at December 31, 2013 and September 30, 2013, and our cash flows for the three months ended December 31, 2013 and December 31, 2012.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2013 Form 10-K. The results for the three months ended December 31, 2013 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05 “Foreign Currency Matters, Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU amended ASC 810 “Consolidation”, ASC 805 “Business Combinations” and ASC 830 “Foreign Currency” and clarifies the criteria that should be considered, such as the loss or acquisition of a controlling financial interest and whether the sale or transfer results in the complete or substantially complete liquidation of an entity, to determine the release of cumulative translation adjustments into net income upon derecognition of a subsidiary, equity method investment or a group of assets within a foreign entity. These provisions were effective for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists”. This ASU amends ASC 740 “Income Taxes” and clarifies when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. These provisions were effective for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2013 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2013	$4,312.3	$0.5	$4,312.8
Net income	109.7	0.1	109.8
Other comprehensive loss, net of tax	(6.7)	—	(6.7)
Income tax benefit from share-based plans	10.2	—	10.2
Compensation expense under share-based plans	9.5	—	9.5
Cash dividends declared (per share - $0.35)(2)	(25.3)	—	(25.3)
Cash distributions to noncontrolling interests	—	(0.1)	(0.1)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(5.9)	—	(5.9)
Purchases of Class A common stock	(53.0)	—	(53.0)
Balance at December 31, 2013	$4,350.8	$0.5	$4,351.3

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)
Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy bankruptcy claims associated with the acquisition of Smurfit-Stone Container Corporation (“Smurfit-Stone” and “Smurfit-Stone Acquisition”).

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Class A common stock (“Common Stock”) over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. We had 5.0 million shares available for repurchase after the November 2013 amendment. Pursuant to our repurchase plan, in the three months ended December 31, 2013, we repurchased approximately 0.6 million shares for an aggregate cost of $53.0 million. As of December 31, 2013, we had approximately 4.4 million shares of Common Stock available for repurchase.

Other Comprehensive Income

The net of tax components of other comprehensive income were determined using effective tax rates averaging approximately 38% to 39% for the three months ended December 31, 2013 and December 31, 2012, respectively. Foreign currency translation gains and losses recorded in other comprehensive income for the three months ended December 31, 2013 and December 31, 2012 were primarily due to the change in the Canadian/U.S. dollar exchange rates. There were no foreign currency reclassification adjustments for the three months ended December 31, 2013 and December 31, 2012. For the three months ended December 31, 2013 and December 31, 2012, there were no defined benefit plan net actuarial gains, losses or prior service costs arising during the period.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive income by component (in millions):

	Three Months Ended
	December 31, 2013
	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses(2)	$(4.0)	$1.5	$(2.5)
Total reclassifications for the period	$(4.0)	$1.5	$(2.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended December 31, 2013 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)
Other comprehensive income (loss) before reclassifications	—	—	(9.2)	(9.2)
Amounts reclassified from accumulated other comprehensive income	—	2.5	—	2.5
Net current period other comprehensive income (loss)	—	2.5	(9.2)	(6.7)
Balance at December 31, 2013	$(0.2)	$(330.4)	$23.3	$(307.3)

(1)     All amounts are net of tax and noncontrolling interest.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended
	December 31,
	2013	2012
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$109.7	$86.0
Less: Distributed and undistributed income available to participating securities	(0.1)	—
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$109.6	$86.0
Denominator:
Basic weighted average shares outstanding	72.0	71.7
Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.52	$1.20

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$109.7	$86.0
Less: Distributed and undistributed income available to participating securities	(0.1)	—
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$109.6	$86.0
Denominator:
Basic weighted average shares outstanding	72.0	71.7
Effect of dilutive stock options and non-participating securities	1.3	1.0
Diluted weighted average shares outstanding	73.3	72.7
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.50	$1.18

Weighted average shares includes approximately 0.2 million and 0.2 million of reserved, but unissued shares at December 31, 2013 and December 31, 2012, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options to purchase less than 0.1 million and 0.3 million common shares in the three months ended December 31, 2013 and December 31, 2012, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 5.	Acquisitions

NPG Holding Inc. Acquisition

On December 20, 2013, we acquired the stock of NPG Holding, Inc., a specialty display company. The purchase price was $59.5 million, net of cash acquired of $1.7 million and a preliminary working capital settlement. We acquired the NPG business as we believe they are a strong strategic fit that will strengthen our displays business. We will include the results of NPG’s operations in our consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $13.9 million of customer relationship intangible assets, $27.7 million of goodwill and $19.9 million of liabilities including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 8.5 years based on a straight-line basis because the pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. We are in the process of analyzing the estimated values of the assets acquired and liabilities assumed including, among other things, the valuation of certain tangible and intangible assets as well as the fair value of certain contracts, thus, the allocation of the purchase price is preliminary and subject to revision.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $17.6 million and $16.1 million for the three months ended December 31, 2013 and December 31, 2012, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail below.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value, less cost to sell, prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we also generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Expected future charges are reflected in the table below in the “Expected Total” lines until incurred. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large, well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s production and certain assets to our other plants. We believe these actions have allowed us to more effectively manage our business.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months ended December 31, 2013 and December 31, 2012, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$1.5	$—	$1.3	$1.1	$0.1	$4.0
	Prior Year Qtr.	2.8	3.9	0.6	1.0	0.1	8.4
	Cumulative	45.5	41.9	11.0	12.3	5.1	115.8
	Expected Total	45.5	41.9	11.4	14.8	5.1	118.7
Consumer Packaging(c)	Current Qtr.	—	(0.1)	—	—	—	(0.1)
	Prior Year Qtr.	—	—	—	0.1	—	0.1
	Cumulative	1.6	1.4	0.7	0.9	0.5	5.1
	Expected Total	1.6	1.4	0.7	0.9	0.5	5.1
Recycling(d)	Current Qtr.	3.4	(0.1)	0.4	0.4	2.1	6.2
	Prior Year Qtr.	—	0.2	—	0.1	0.1	0.4
	Cumulative	10.5	1.4	0.6	1.6	5.0	19.1
	Expected Total	10.5	1.4	0.9	2.4	5.3	20.5
Other(e)	Current Qtr.	—	—	—	—	7.5	7.5
	Prior Year Qtr.	—	—	—	—	7.2	7.2
	Cumulative	0.1	0.2	0.1	—	122.8	123.2
	Expected Total	0.1	0.2	0.1	—	122.8	123.2
Total	Current Qtr.	$4.9	$(0.2)	$1.7	$1.5	$9.7	$17.6
	Prior Year Qtr.	$2.8	$4.1	$0.6	$1.2	$7.4	$16.1
	Cumulative	$57.7	$44.9	$12.4	$14.8	$133.4	$263.2
	Expected Total	$57.7	$44.9	$13.1	$18.1	$133.7	$267.5

(a)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment current year charges primarily reflect on-going closure costs at previously closed facilities. The prior year charges primarily reflect charges from the announced closure of two corrugated container plants and on-going closure costs at previously closed facilities, including the Matane, Quebec containerboard mill. The cumulative charges primarily reflect charges associated with the closure of twenty corrugated container plants, the closure of the Matane, Quebec containerboard mill, charges related to kraft paper assets at our Hodge containerboard mill and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment current year activity is primarily associated with on-going closure activity at two converting facilities. The prior year charges primarily reflect on-going closure costs associated with a previously closed converting facility. The cumulative charges primarily reflect closure costs at three converting facilities partially offset by the gain on sale of one converting facility. We have transferred a substantial portion of each closed facility's production to our other facilities.

(d)
The Recycling segment current year charges are primarily equipment impairment charges, charges associated with an announced closure and on-going closure costs at previously closed facilities. The prior year charges primarily reflect the charges associated with the closure of a collection facility. The cumulative charges primarily reflect the charges associated

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

with the closure of fifteen collection facilities acquired in the Smurfit-Stone Acquisition and certain costs for two other collections facilities previously closed which were partially offset by the gain on sale of our Dallas, TX collection facility.

(e)
The expenses in the “Other” segment primarily reflect costs that we consider as Corporate, including the “Other Costs” column that primarily reflects costs incurred as a result of the Smurfit-Stone Acquisition, such as merger integration expenses. The pre-tax charges are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Total
Current Qtr.	$1.4	$6.1	$7.5
Prior Year Qtr.	$0.1	$7.1	$7.2

Acquisition expenses include expenses associated with acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect certain integration activities to continue throughout fiscal 2014.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended
	December 31,
	2013	2012
Accrual at beginning of fiscal year	$21.8	$22.7
Additional accruals	1.1	3.9
Payments	(6.7)	(4.4)
Adjustment to accruals	(0.5)	2.3
Accrual at December 31,	$15.7	$24.5

Reconciliation of accruals and charges to restructuring and other costs, net:
	Three Months Ended
	December 31,
	2013	2012
Additional accruals and adjustments to accruals (see table above)	$0.6	$6.2
Acquisition expenses	1.4	0.1
Integration expenses	5.8	5.2
Net property, plant and equipment	4.9	2.8
Severance and other employee expenses	0.6	—
Equipment and inventory relocation costs	1.7	0.6
Facility carrying costs	1.5	1.2
Other	1.1	—
Total restructuring and other costs, net	$17.6	$16.1

Note 7.	Income Taxes

The effective tax rate for the first quarter of fiscal 2014 was 35.8% and the effective tax rate for the three months ended December 31, 2012 was 38.7%. The effective tax rate for the three months ended December 31, 2013 was different than the

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

statutory rate primarily due to the impact of state taxes, an increase in the Internal Revenue Code Section 199 tax deduction and a tax rate differential with respect to foreign earnings. The effective tax rate for the three months ended December 31, 2012 was different than the statutory rate primarily due to the impact of state taxes, a remeasurement of deferred taxes required as a result of tax legislation enacted in California and the expiration of statutes of limitations related to an unrecognized tax benefit which allowed for the release of a reserve during the quarter.

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

	December 31, 2013	September 30, 2013
Finished goods and work in process	$374.0	$370.9
Raw materials	432.8	453.6
Spare parts and supplies	191.3	194.0
Inventories at FIFO cost	998.1	1,018.5
LIFO reserve	(72.8)	(80.6)
Net inventories	$925.3	$937.9

Note 9.	Debt

At December 31, 2013, our Credit Facility (as hereinafter defined) and our 4.45% senior notes due March 2019 (“March 2019 Notes”), our 3.50% senior notes due March 2020 (“March 2020 Notes”), our 4.90% senior notes due March 2022 (“March 2022 Notes”) and our 4.00% senior notes due March 2023 (“March 2023 Notes”) the notes collectively “Senior Notes”, were unsecured. For more information regarding certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2013 Form 10-K.

The following were individual components of debt (in millions):

	December 31, 2013	September 30, 2013
4.45% notes due March 2019	$349.8	$349.7
3.50% notes due March 2020	347.6	347.5
4.90% notes due March 2022	399.4	399.4
4.00% notes due March 2023	346.7	346.6
Term loan facility(a)	947.5	947.5
Revolving credit and swing facilities(a)	177.1	184.3
Receivables-backed financing facility(b)	175.0	260.0
Other debt	10.4	9.8
Total debt	2,753.5	2,844.8
Less current portion of debt	3.2	2.9
Long-term debt due after one year	$2,750.3	$2,841.9

A portion of the debt classified as long-term, which includes the term loan, receivables-backed, revolving credit and swing facilities, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and are in compliance with all of our covenants at December 31, 2013.

(a)
On September 27, 2012, we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. In December 2012, in connection with the amendment of our receivables-backed financing facility (the “Receivables Facility”), we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At December 31, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $49.0 million and the application of our maximum leverage ratio subject to the facility limit, was approximately $1.3 billion.

(b)
On December 21, 2012, we amended and increased our Receivables Facility to $700.0 million, extended the maturity date to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.94% and 0.95% as of December 31, 2013 and September 30, 2013, respectively. The commitment fee for this facility was 0.45% and 0.25% as of December 31, 2013 and September 30, 2013, respectively. At December 31, 2013 and September 30, 2013, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $611.3 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2013 was approximately $823.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

We disclose the fair value of our pension and postretirement assets and liabilities in our Fiscal 2013 Form 10-K and the fair value of our long-term debt below. We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities, the fair value of which are not significant.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	December 31, 2013		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2019 Notes(1)	$349.8	$368.3	$349.7	$371.9
March 2020 Notes(1)	347.6	344.0	347.5	343.0
March 2022 Notes(1)	399.4	406.9	399.4	413.7
March 2023 Notes(1)	346.7	334.6	346.6	338.6
Term loan facilities(2)	947.5	947.5	947.5	947.5
Revolving credit and swing facilities(2)	177.1	177.1	184.3	184.3
Receivables-backed financing facility(2)	175.0	175.0	260.0	260.0
Other debt(2)(3)	10.4	10.6	9.8	10.1
Total debt	$2,753.5	$2,764.0	$2,844.8	$2,869.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Accounts Receivable Sales Agreement

During the quarter, we entered into an agreement for the purchasing and servicing of receivables (the “A/R Sales Agreement”), to sell, on a revolving basis, certain short term trade accounts receivable balances to a third party financial institution. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. The A/R Sales Agreement provides for the continuing sale of all amounts that are generated from certain types of receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is $125 million. During the three months ended December 31, 2013, accounts receivable was decreased by a net $65.0 million and we recorded gross cash proceeds of $98.5 million (which includes collections reinvested of $33.5 million) and subsequently derecognized the same amount of trade accounts receivable at face value minus a fee of less than one percent. Cash flows related to the sales are included in cash from operating activities in the condensed consolidated statement of cash flows in the Accounts receivable line item. The recorded loss on sale is included in other income and expense and is not material. On February 3, 2014, we amended the A/R Sales Agreement to increase the maximum funding from receivables that may be sold at any time to $205 million and sold additional receivables.

Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2013 and December 31, 2012, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Retirement Plans

We have defined benefit pension plans and other postretirement plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a Supplemental Executive Retirement Plan (“SERP”) and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. For more information regarding our retirement plans see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2013 Form 10-K.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2013	2012
Service cost	$7.9	$9.6
Interest cost	55.0	50.5
Expected return on plan assets	(63.9)	(62.9)
Amortization of net actuarial loss	4.3	10.2
Amortization of prior service cost	0.3	0.2
Settlement loss recognized	—	0.3
Company defined benefit plan expense	3.6	7.9
Multiemployer and other plans	1.5	1.8
Net pension cost	$5.1	$9.7

During the three months ended December 31, 2013, we contributed an aggregate of $37.2 million to our qualified defined benefit pension plans. Based on our current assumptions, adjusted for the impact of plan year changes for certain plans, we estimate contributing approximately $224 million in fiscal 2014 to our qualified and supplemental defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $19.0 million to our qualified defined benefit pension plans in the three months ended December 31, 2012.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended
	December 31,
	2013	2012
Service cost	$0.3	$0.4
Interest cost	1.5	1.6
Amortization of net actuarial gain	(0.2)	—
Amortization of prior service credit	(0.3)	—
Postretirement plan expense	$1.3	$2.0

During the three months ended December 31, 2013, we contributed an aggregate of $2.9 million to our postretirement benefit plans. During the three months ended December 31, 2012, we contributed an aggregate of $3.7 million to our postretirement benefit plans.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 12.	Share-Based Compensation

Stock Options

The aggregate intrinsic value of options exercised during the three months ended December 31, 2013 and December 31, 2012 was $14.7 million and $5.4 million, respectively. The table below summarizes the changes in all stock options during the three months ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2013	1,183,751	$49.88
Exercised	(232,500)	32.13
Forfeited	(2,530)	67.15
Outstanding at December 31, 2013	948,721	$54.19	6.1	$48.2
Exercisable at December 31, 2013	532,326	$41.57	4.4	$33.8

For additional information about our share-based payment awards, refer to “Note 14. Share-Based Compensation” of the Notes to Consolidated Financial Statements section of the Fiscal 2013 Form 10-K.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

In addition to Boiler MACT and greenhouse gas standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial capital expenditures or operating costs could increase materially.

On October 1, 2010, our Hopewell, Virginia containerboard mill received a Finding of Violation and Notice of Violation (“NOV”) from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceeding, or claim that is pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

On January 26, 2009, Smurfit-Stone Container Corporation and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations. Based on current facts and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of additional contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. However, there can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including the Occupational Safety and Health Act (“OSHA”) and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

As of December 31, 2013, we had approximately $4.2 million reserved for environmental liabilities on an undiscounted basis, of which $3.0 million is included in other long-term liabilities and $1.2 million in other current liabilities. Based on current facts and assumptions, we believe the liability for these matters was adequately reserved at December 31, 2013.

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

We have made the following guarantees as of December 31, 2013:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At December 31, 2013, the maximum potential amount of future payments related to the guarantee was approximately $7 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract was called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

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

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2016. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $11 million at December 31, 2013, which would result in a purchase price of approximately 56% of our partner’s net equity reflected on Seven Hills’ December 31, 2013 balance sheet.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 14.	Segment Information

In the first quarter of fiscal 2014, we announced a realignment of our operating responsibilities and a related change to our segments for financial reporting purposes. Following the realignment we now report our results of operations in the following four reportable segments: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. The change primarily reflects the creation of a Merchandising Displays segment which was removed from the Consumer Packaging segment; the realignment of one facility from our Corrugated Packaging segment to our Merchandising Displays segment; and, we have changed the way we report net sales from our Recycling facilities to our mills. The impact of the Recycling segment net sales change is to treat the recovered paper procured for our mills as a transfer with an administrative fee which is reflected in segment sales instead of the previously reported sale transaction between the segments. We have reclassified prior results to the extent presented herein. We filed a Current Report on Form 8-K with the SEC on December 17, 2013, to present reclassified historical information in accordance with our new reportable segment structure.

We do not allocate some of our income and expenses to our segments and, thus, the information that management uses to make operating decisions and assess segment performance does not reflect such amounts. Items not allocated to segments are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2013	2012
Net sales (aggregate):
Corrugated Packaging	$1,651.9	$1,589.8
Consumer Packaging	472.1	452.8
Merchandising Displays	184.6	161.9
Recycling	99.6	126.8
Total	$2,408.2	$2,331.3
Less net sales (intersegment):
Corrugated Packaging	$29.7	$28.6
Consumer Packaging	5.7	5.1
Merchandising Displays	4.4	4.2
Recycling	5.8	6.3
Total	$45.6	$44.2
Net sales (unaffiliated customers):
Corrugated Packaging	$1,622.2	$1,561.2
Consumer Packaging	466.4	447.7
Merchandising Displays	180.2	157.7
Recycling	93.8	120.5
Total	$2,362.6	$2,287.1
Segment income:
Corrugated Packaging	$157.7	$137.6
Consumer Packaging	57.6	54.9
Merchandising Displays	19.3	11.8
Recycling	0.1	4.3
Segment income	234.7	208.6
Restructuring and other costs, net	(17.6)	(16.1)
Non-allocated expenses	(20.0)	(21.5)
Interest expense	(24.0)	(29.1)
Loss on extinguishment of debt	—	(0.2)
Interest income and other expense, net	(0.8)	—
Income before income taxes	172.3	141.7
Income tax expense	(61.7)	(54.8)
Consolidated net income	110.6	86.9
Less: Net income attributable to noncontrolling interests	(0.9)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$109.7	$86.0

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	December 31, 2013	September 30, 2013
Identifiable assets:
Corrugated Packaging	$8,148.0	$8,233.8
Consumer Packaging	1,442.6	1,464.4
Merchandising Displays	412.2	349.9
Recycling	220.7	231.7
Assets held for sale	13.6	14.3
Corporate	354.3	439.3
Total	$10,591.4	$10,733.4

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of our 100% owned domestic subsidiaries (collectively referred to as the “Guarantor Subsidiaries”). The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The consolidated subsidiaries of the Company that are not guarantors of the Guaranteed Notes (the “Non-Guarantor Subsidiaries”) include: foreign operations in Canada, Mexico, Chile, Argentina, Puerto Rico and China, certain non-operating U.S. subsidiaries and joint ventures not 100% owned.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including Rock-Tenn Company (the “Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include the Condensed Consolidating Statements of Income for the three months ended December 31, 2013 and December 31, 2012, Condensed Consolidating Balance Sheets as of December 31, 2013 and September 30, 2013 and Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2013 and December 31, 2012.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,141.8	$383.7	$(162.9)	$2,362.6
Cost of goods sold	—	1,731.9	313.9	(131.0)	1,914.8
Gross profit	—	409.9	69.8	(31.9)	447.8
Selling, general and administrative expenses	0.5	207.3	27.0	—	234.8
Restructuring and other costs, net	0.2	16.4	1.0	—	17.6
Operating profit	(0.7)	186.2	41.8	(31.9)	195.4
Interest expense	(22.5)	(1.4)	(7.2)	7.1	(24.0)
Interest income and other income (expense), net	2.2	(27.5)	(0.3)	24.8	(0.8)
Equity in income of unconsolidated entities	—	1.7	—	—	1.7
Equity in income of consolidated entities	122.5	17.8	—	(140.3)	—
Income before income taxes	101.5	176.8	34.3	(140.3)	172.3
Income tax benefit (expense)	8.2	(59.8)	(10.1)	—	(61.7)
Consolidated net income	109.7	117.0	24.2	(140.3)	110.6
Less: Net income attributable to noncontrolling interests	—	(0.7)	(0.2)	—	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$109.7	$116.3	$24.0	$(140.3)	$109.7
Comprehensive income attributable to Rock-Tenn Company shareholders	$103.0	$110.3	$15.2	$(125.5)	$103.0

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$5.9	$6.1	$12.6	$—	$24.6
Restricted cash	9.2	—	—	—	9.2
Accounts receivable, net	—	96.7	928.5	(44.0)	981.2
Inventories	—	760.9	164.4	—	925.3
Other current assets	8.3	287.0	38.0	(6.8)	326.5
Intercompany receivables	32.9	78.1	37.2	(148.2)	—
Total current assets	56.3	1,228.8	1,180.7	(199.0)	2,266.8
Net property, plant and equipment	—	5,104.3	438.7	—	5,543.0
Goodwill	—	1,790.2	97.0	—	1,887.2
Intangibles, net	—	680.3	10.9	—	691.2
Intercompany notes receivable	499.8	569.7	1.3	(1,070.8)	—
Investments in consolidated subsidiaries	6,401.5	396.4	—	(6,797.9)	—
Other assets	39.2	142.0	29.4	(7.4)	203.2
	$6,996.8	$9,911.7	$1,758.0	$(8,075.1)	$10,591.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$0.2	$3.0	$—	$3.2
Accounts payable	—	681.3	101.0	(44.0)	738.3
Accrued compensation and benefits	—	160.3	22.9	—	183.2
Other current liabilities	30.1	154.0	26.2	(6.8)	203.5
Intercompany payables	51.0	37.2	60.0	(148.2)	—
Total current liabilities	81.1	1,033.0	213.1	(199.0)	1,128.2
Long-term debt due after one year	2,407.6	0.4	342.3	—	2,750.3
Intercompany notes payable	152.9	469.1	448.8	(1,070.8)	—
Pension liabilities, net of current portion	—	782.7	149.8	—	932.5
Postretirement benefit liabilities, net of current portion	—	73.3	42.6	—	115.9
Deferred income taxes	—	1,133.4	6.3	(7.4)	1,132.3
Other long-term liabilities	4.4	159.2	3.3	—	166.9
Redeemable noncontrolling interests	—	8.6	5.4	—	14.0
Total Rock-Tenn Company shareholders’ equity	4,350.8	6,251.5	546.4	(6,797.9)	4,350.8
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	4,350.8	6,252.0	546.4	(6,797.9)	4,351.3
	$6,996.8	$9,911.7	$1,758.0	$(8,075.1)	$10,591.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$14.8	$1.2	$20.4	$—	$36.4
Restricted cash	9.3	—	—	—	9.3
Accounts receivable, net	—	84.7	1,098.0	(47.8)	1,134.9
Inventories	—	779.6	158.3	—	937.9
Other current assets	20.3	265.7	32.1	(20.2)	297.9
Intercompany receivables	56.3	26.8	44.5	(127.6)	—
Total current assets	100.7	1,158.0	1,353.3	(195.6)	2,416.4
Net property, plant and equipment	—	5,098.5	456.2	—	5,554.7
Goodwill	—	1,762.6	99.5	—	1,862.1
Intangibles, net	—	688.2	11.2	—	699.4
Intercompany notes receivable	503.5	645.9	1.3	(1,150.7)	—
Investments in consolidated subsidiaries	6,230.4	364.0	—	(6,594.4)	—
Other assets	42.2	124.9	41.7	(8.0)	200.8
	$6,876.8	$9,842.1	$1,963.2	$(7,948.7)	$10,733.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$2.9	$—	$2.9
Accounts payable	—	733.2	116.7	(47.8)	802.1
Accrued compensation and benefits	—	220.9	28.1	—	249.0
Other current liabilities	15.3	148.8	45.5	(20.2)	189.4
Intercompany payables	0.5	76.6	50.5	(127.6)	—
Total current liabilities	15.8	1,179.5	243.7	(195.6)	1,243.4
Long-term debt due after one year	2,391.1	—	450.8	—	2,841.9
Intercompany notes payable	152.9	469.1	528.7	(1,150.7)	—
Pension liabilities, net of current portion	—	811.8	163.4	—	975.2
Postretirement benefit liabilities, net of current portion	—	74.3	44.0	—	118.3
Deferred income taxes	—	1,061.0	10.1	(8.0)	1,063.1
Other long-term liabilities	4.7	157.4	3.3	—	165.4
Redeemable noncontrolling interests	—	8.1	5.2	—	13.3
Total Rock-Tenn Company shareholders’ equity	4,312.3	6,080.4	514.0	(6,594.4)	4,312.3
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	4,312.3	6,080.9	514.0	(6,594.4)	4,312.8
	$6,876.8	$9,842.1	$1,963.2	$(7,948.7)	$10,733.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$42.7	$100.0	$168.3	$(6.5)	$304.5
Investing activities:
Capital expenditures	—	(95.0)	(5.6)	—	(100.6)
Cash paid for purchase of business	(60.0)	—	—	—	(60.0)
Return of capital from unconsolidated entities	—	0.2	—	—	0.2
Proceeds from sale of property, plant and equipment	—	3.1	0.2	—	3.3
Proceeds from property, plant and equipment insurance settlement	—	2.7	—	—	2.7
Intercompany notes issued	—	(13.4)	—	13.4	—
Intercompany notes proceeds	3.1	88.0	—	(91.1)	—
Net cash used for investing activities	(56.9)	(14.4)	(5.4)	(77.7)	(154.4)
Financing activities:
Additions to revolving credit facilities	16.7	—	3.3	—	20.0
Repayments of revolving credit facilities	(0.4)	—	(21.5)	—	(21.9)
Additions to debt	—	—	46.6	—	46.6
Repayments of debt	—	—	(131.6)	—	(131.6)
Issuances of common stock, net of related minimum tax withholdings	(5.9)	—	—	—	(5.9)
Purchases of common stock	(53.0)	—	—	—	(53.0)
Excess tax benefits from share-based compensation	—	10.2	—	—	10.2
Advances from (repayments to) consolidated entities	73.7	(90.7)	17.0	—	—
Repayments to unconsolidated entity	—	(0.2)	—	—	(0.2)
Cash dividends paid to shareholders	(25.8)	—	—	—	(25.8)
Cash distributions paid to noncontrolling interests	—	—	(0.1)	—	(0.1)
Intercompany notes borrowing	—	—	13.4	(13.4)	—
Intercompany notes payments	—	—	(91.1)	91.1	—
Intercompany dividends	—	—	(6.5)	6.5	—
Net cash provided by (used for) financing activities	5.3	(80.7)	(170.5)	84.2	(161.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
(Decrease) increase in cash and cash equivalents	(8.9)	4.9	(7.8)	—	(11.8)
Cash and cash equivalents at beginning of period	14.8	1.2	20.4	—	36.4
Cash and cash equivalents at end of period	$5.9	$6.1	$12.6	$—	$24.6

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Supplemental schedule of non-cash investing and financing activities:

The Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2013, does not include a $23.6 million non-cash transaction between a Guarantor Subsidiary and a Non-Guarantor Subsidiary to increase an intercompany capital investment in the Non-Guarantor Subsidiary nor to reflect the corresponding decrease in intercompany notes receivable. The additional investment into a Non-Guarantor Subsidiary was made through a non-cash conversion of an intercompany note receivable in the first quarter of fiscal 2014.

	Three Months Ended December 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Investing activities:
Intercompany capital investment	—	(23.6)	—	23.6	—
Intercompany notes receivable	—	23.6	—	(23.6)	—

Financing activities:
Intercompany capital contributed	—	—	23.6	(23.6)	—
Intercompany note payable	—	—	(23.6)	23.6	—

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$59.5	$205.2	$26.4	$(13.6)	$277.5
Investing activities:
Capital expenditures	—	(88.0)	(4.0)	—	(92.0)
Return of capital from unconsolidated entities	—	0.4	—	—	0.4
Proceeds from sale of property, plant and equipment	—	2.5	0.1	—	2.6
Intercompany notes issued	(1.0)	—	—	1.0	—
Intercompany notes proceeds	—	154.2	—	(154.2)	—
Net cash (used for) provided by investing activities	(1.0)	69.1	(3.9)	(153.2)	(89.0)
Financing activities:
Additions to revolving credit facilities	19.5	—	12.3	—	31.8
Repayments of revolving credit facilities	(13.0)	—	(1.5)	—	(14.5)
Additions to debt	—	—	150.1	—	150.1
Repayments of debt	(275.1)	—	(51.8)	—	(326.9)
Debt issuance costs	(0.6)	—	(0.7)	—	(1.3)
Issuances of common stock, net of related minimum tax withholdings	(4.8)	—	—	—	(4.8)
Excess tax benefits from share-based compensation	—	4.4	—	—	4.4
Advances from (repayments to) consolidated entities	261.2	(278.4)	17.2	—	—
Cash dividends paid to shareholders	(32.1)	—	—	—	(32.1)
Cash distributions paid to noncontrolling interests	—	—	(1.3)	—	(1.3)
Intercompany notes borrowing	—	—	1.0	(1.0)	—
Intercompany notes payments	—	—	(154.2)	154.2	—
Intercompany dividends	—	—	(13.6)	13.6	—
Net cash (used for) provided by financing activities	(44.9)	(274.0)	(42.5)	166.8	(194.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	13.6	0.3	(20.1)	—	(6.2)
Cash and cash equivalents at beginning of period	—	—	37.2	—	37.2
Cash and cash equivalents at end of period	$13.6	$0.3	$17.1	$—	$31.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2013, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2013 Form 10-K. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments. See our reconciliations of Non-GAAP measures in the “Non-GAAP Financial Measures” section below.

Overview

Net sales of $2,362.6 million for the first quarter of fiscal 2014 increased $75.5 million, or 3.3%, over the first quarter of fiscal 2013, primarily as a result of increased containerboard and corrugated boxes and sheet selling prices, higher paperboard and market pulp prices and higher volume in the Consumer Packaging and Merchandising Displays segments which were partially offset by lower volume in the Corrugated Packaging and Recycling segments. Total segment income increased $26.1 million or 12.5% to $234.7 million in the first quarter of fiscal 2014 compared to the prior year quarter primarily as a result of the impact of the increase in net sales, increased productivity improvements and increased synergies from acquisitions which were partially offset by increased commodity costs.

Net income in the first quarter of fiscal 2014 was $109.7 million compared to $86.0 million in the first quarter of last year. Adjusted Net Income (as hereinafter defined) in the first quarter of fiscal 2014 increased $23.8 million over the first quarter of last year to $121.9 million. Adjusted Earnings Per Diluted Share (as hereinafter defined) in the first quarter of fiscal 2014 were $1.66 per share as compared to $1.35 per share in the first quarter of last year. In the first quarter of fiscal 2014, Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense (as hereinafter defined) was $253.5 million.

In the first quarter of fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.16 per diluted share and consisted primarily of $11.7 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $7.5 million of pre-tax integration and acquisition costs.

In the first quarter of fiscal 2013, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.17 per diluted share and consisted primarily of $11.2 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and $7.1 million of pre-tax integration costs.

We discuss the restructuring and other costs in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013	$2,287.1	$2,324.9	$2,448.3	$2,485.1	$9,545.4
Fiscal 2014	$2,362.6
% Change	3.3%

Net sales in the first quarter of fiscal 2014 increased $75.5 million compared to the first quarter of fiscal 2013 primarily as a result of increased containerboard and corrugated boxes and sheet selling prices, higher paperboard and market pulp prices and higher volume in the Consumer Packaging and Merchandising Displays segments which were partially offset by lower volume in the Corrugated Packaging and Recycling segments.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013	$1,877.6	$1,939.7	$1,951.6	$1,930.0	$7,698.9
(% of Net Sales)	82.1%	83.4%	79.7%	77.7%	80.7%

Fiscal 2014	$1,914.8
(% of Net Sales)	81.0%

Cost of goods sold as a percentage of net sales decreased in the first quarter of fiscal 2014 compared to the prior year first quarter primarily as a result of higher corrugated selling prices, decreased freight expense of $4.8 million, in part due to lower volumes, and $3.2 million of reduced maintenance expense which was partially offset by $27.5 million of increased aggregate recycled and virgin fiber costs, $5.9 million of increased amortization of major maintenance outage expense primarily in our containerboard mills, $5.1 million in increased group insurance expense and depreciation and amortization expense increased $4.5 million.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013	$223.0	$237.4	$243.9	$250.0	$954.3
(% of Net Sales)	9.8%	10.2%	10.0%	10.1%	10.0%

Fiscal 2014	$234.8
(% of Net Sales)	9.9%

Selling, general and administrative expenses increased $11.8 million in the first quarter of fiscal 2014 compared to the prior year period primarily due to increased compensation and benefit costs and other items which were partially offset by decreased pension costs.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $17.6 million and $16.1 million in the first quarter of fiscal 2014 and 2013, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Acquisitions

On December 20, 2013, we acquired the stock of NPG Holding, Inc., a specialty display company. The purchase price was approximately $59.5 million, net of cash acquired of $1.7 million and a preliminary working capital settlement. We acquired the NPG business as we believe NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers. We discuss the acquisition in more detail in “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the first quarter of fiscal 2014 decreased to $24.0 million from $29.1 million for the same quarter last year and included amortization of deferred financing costs of $2.6 million compared to $2.5 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $4.0 million, lower average interest rates decreased interest expense by approximately $1.2 million and amortization of deferred financing costs increased by $0.1 million.

Provision for Income Taxes

We recorded income tax expense of $61.7 million for the three months ended December 31, 2013, compared to income tax expense of $54.8 million for the three months ended December 31, 2012. The effective tax rates for the three months ended December 31, 2013 and December 31, 2012 were approximately 35.8% and 38.7%, respectively. We expect our effective tax rate to be approximately 35% to 37% in fiscal 2014, excluding the impact of discrete items. We discuss our provision for income taxes in more detail in “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

Corrugated Packaging Shipments

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated mills plus Corrugated Container Shipments converted from BSF to tons. References to “MMSF” are for millions of square feet and “BSF” are for billions of square feet.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013
Corrugated Packaging Segment Shipments - thousands of tons	1,880.7	1,869.5	1,935.2	1,934.3	7,619.7
Corrugated Containers Shipments - BSF	19.2	18.9	19.7	19.3	77.1
Corrugated Containers Per Shipping Day - MMSF	313.9	305.2	308.5	306.0	308.4

Fiscal 2014
Corrugated Packaging Segment Shipments - thousands of tons	1,813.9
Corrugated Containers Shipments - BSF	18.6
Corrugated Containers Per Shipping Day - MMSF	304.3

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$1,589.8	$137.6	8.7%
Second Quarter	1,608.2	107.6	6.7
Third Quarter	1,719.3	196.1	11.4
Fourth Quarter	1,744.4	237.5	13.6
Fiscal 2013	$6,661.7	$678.8	10.2%

First Quarter Fiscal 2014	$1,651.9	$157.7	9.5%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $62.1 million in the first quarter of fiscal 2014 compared to the prior year quarter primarily due to higher corrugated selling prices which were partially offset by lower corrugated volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2014 increased $20.1 million to $157.7 million compared to $137.6 million in the prior year first quarter. The increase in segment income was primarily a result of higher selling prices, increased productivity improvements and increased synergies which were partially offset by lower corrugated volumes and higher commodity and other costs. Aggregate fiber and board costs, adjusted for volume, increased approximately $35.8 million, amortization of major maintenance outage expense increased $6.3 million, depreciation and amortization expense increased $4.6 million and group insurance costs increased $3.6 million, each as compared to the prior year quarter. Freight expense decreased $3.7 million, in part due to lower volumes, maintenance costs decreased $3.4 million and bad debt expense decreased $2.8 million, each as compared to the prior year quarter.

Consumer Packaging Shipments

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer mills plus Consumer Packaging Converting Shipments converted from BSF to tons. The shipment data excludes gypsum paperboard liner tons produced by Seven Hills since it is not consolidated. References to “MMSF” are for millions of square feet and “BSF” are for billions of square feet.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013
Consumer Packaging Segment Shipments - thousands of tons	368.5	380.1	396.2	403.0	1,547.8
Consumer Packaging Converting Shipments - BSF	4.9	5.2	5.3	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.3	84.3	82.9

Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1
Consumer Packaging Converting Shipments - BSF	5.0
Consumer Packaging Converting Per Shipping Day - MMSF	82.0

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$452.8	$54.9	12.1%
Second Quarter	468.3	50.5	10.8
Third Quarter	482.1	59.1	12.3
Fourth Quarter	495.5	66.8	13.5
Fiscal 2013	$1,898.7	$231.3	12.2%

First Quarter Fiscal 2014	$472.1	$57.6	12.2%

Net Sales (Consumer Packaging Segment)

The $19.3 million increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2014 compared to the prior year first quarter was primarily due to higher paperboard and market pulp selling prices and increased converting volumes and pricing.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2013 increased $2.7 million compared to the prior year quarter primarily due to higher selling prices and increased converting volumes which were partially offset by increased commodity and other costs. At our mills, recycled fiber costs increased approximately $3.1 million, or $15 per ton compared to the prior year first quarter and group insurance costs increased by $1.8 million in the segment.

Merchandising Displays (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$161.9	$11.8	7.3%
Second Quarter	162.1	12.7	7.8
Third Quarter	166.4	17.2	10.3
Fourth Quarter	184.2	22.7	12.3
Fiscal 2013	$674.6	$64.4	9.5%

First Quarter Fiscal 2014	$184.6	$19.3	10.5%

Net Sales (Merchandising Displays Segment)

Our Merchandising Displays segment net sales increased $22.7 million for the first quarter of fiscal 2014 compared to the prior year first quarter primarily due to higher volumes driven by customer promotional activity.

Segment Income (Merchandising Displays)

Segment income attributable to the Merchandising Displays segment increased $7.5 million in the first quarter of fiscal 2014 compared to the prior year first quarter primarily due to higher volumes.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter	$126.8	$4.3	3.4%
Second Quarter	130.7	3.5	2.7
Third Quarter	123.6	2.0	1.6
Fourth Quarter	113.0	4.6	4.1
Fiscal 2013	$494.1	$14.4	2.9%

First Quarter Fiscal 2014	$99.6	$0.1	0.1%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013	1,945.0	1,802.5	1,819.2	1,826.6	7,393.3
Fiscal 2014	1,562.5

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $27.2 million for the first quarter of fiscal 2014 compared to the prior year first quarter primarily due to lower volumes as a result of the reduced number of collection facilities and a decline in export volume, primarily related to decreased demand in China.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment decreased $4.2 million in the first quarter of fiscal 2014 compared to the prior year first quarter primarily due to lower volumes and selling margins which were partially offset by cost structure improvements.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary facilities are our Credit Facility and our Receivables Facility. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt.

Cash and cash equivalents was $24.6 million at December 31, 2013 and $36.4 million at September 30, 2013. At December 31, 2013 and September 30, 2013, total debt was $2,753.5 million and $2,844.8 million, respectively. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.7 billion at December 31, 2013. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required by the facilities and were in compliance with all of our covenants at December 31, 2013.

On September 27, 2012, we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. In December 2012, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At December 31, 2013, available borrowings under the revolving credit portion of the Credit Facility, reduced by certain outstanding letters of credit not drawn upon of approximately $49.0 million and the application of our maximum leverage ratio subject to the facility limit, was approximately $1.3 billion.

On December 21, 2012, we amended and increased our receivables-backed financing facility (the “Receivables Facility”) to $700.0 million, extended the maturity date of the Receivables Facility to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At December 31, 2013, borrowing availability under this facility exceeded $0.4 billion.

On August 30, 2013, we amended our Receivables Facility to allow for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. On November 25, 2013, we amended our Receivables Facility to allow for the sale of certain receivables outstanding as of November 1, 2013. On November 25, 2013, we entered into an agreement for the purchasing and servicing of receivables (the “A/R Sales Agreement”) to sell, on a revolving basis, certain short term trade accounts receivable balances to a third party financial institution. On February 3, 2014, we amended the A/R Sales Agreement to increase the maximum funding from receivables that may be sold at any time to $205 million and sold additional receivables.

See “Note 10. Fair Value” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the A/R Sales Agreement.

Cash Flow Activity

Net cash provided by operating activities during the three months ended December 31, 2013 and December 31, 2012 was $304.5 million and $277.5 million, respectively. The increase in the current year period is primarily due to the decrease in accounts receivable, including the net sale of $65.0 million of certain trade accounts receivables in connection with the A/R Sales Agreement, and increased income in the three months ended December 31, 2013. These items were partially offset by the net use of other working capital and increased pension funding.

Net cash used for investing activities was $154.4 million during the three months ended December 31, 2013 compared to $89.0 million for the comparable period of the prior year. Net cash used for investing activities in the three months ended December 31, 2013 consisted primarily of $100.6 million of capital expenditures and $60.0 million for the purchase of a merchandising display business that were partially offset by proceeds from the sale of property, plant and equipment and a partial insurance settlement. Net cash used for investing activities in the three months ended December 31, 2012 consisted primarily of $92.0 million of capital expenditures. We estimate fiscal 2014 capital expenditures will be approximately $525 to $550 million. The approximately $100 million projected increase over fiscal 2013 levels includes approximately $29 million of Boiler MACT spending that will be part of our total estimated Boiler MACT capital spending of $80 million at our containerboard mills. Additionally, we anticipate spending an estimated $18 million in fiscal 2014 on a project with a total estimated cost of $68 million to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950s power boilers. The fluidized bed biomass boiler project is expected to be completed in fiscal 2016, and once implemented, is expected to achieve an attractive return while addressing the Boiler MACT requirements at the mill. We plan to build a new wood yard, digester feed and chip delivery system at our Florence, SC containerboard mill at a cost of approximately $49 million that we expect to complete at the end of fiscal 2014. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital spending to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

Net cash used for financing activities was $161.7 million during the three months ended December 31, 2013 compared to net cash used for financing activities of $194.6 million in the same period last year. In the three months ended December 31, 2013, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $86.9 million, purchases of Common Stock of $53.0 million and cash dividends paid to shareholders of $25.8 million. In the three months ended December 31, 2012, net cash used for financing activities consisted primarily of net repayment of debt aggregating $159.5 million and cash dividends paid to shareholders of $32.1 million, including the acceleration of the February 2013 dividend into December 2012.

At December 31, 2013, the U.S. federal, state and foreign net operating losses, Cellulosic Biofuel Producer Credits, Alternative Minimum Tax Credits and other U.S. federal tax and state credits available to us aggregated approximately $485 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the U.S. federal net operating losses in fiscal 2014 and the remaining Cellulosic Biofuel, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years. State net operating losses and credits will be used over a longer period of time. Therefore, we expect our cash tax payments to be materially less than our income tax expense in fiscal 2014 and 2015 and moderately lower in fiscal 2016. However, it is possible that our utilization may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors.

We made contributions of $37.2 million to our pension and supplemental retirement plans during the three months ended December 31, 2013. Based on current facts and assumptions, adjusted for the impact of plan year changes for certain plans, we anticipate contributing approximately $224 million and $255 million in fiscal 2014 and fiscal 2015, respectively, to our qualified and supplemental defined benefit pension plans including approximately $26 million in the third quarter of fiscal 2014 related to our unfunded Supplemental Executive Retirement Plan. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In January 2014, our board of directors approved our February 2014 quarterly dividend of $0.35 per share and in November 2013 we paid a quarterly dividend of $0.35 per share indicating a current annualized dividend of $1.40 per share on our Common Stock.

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

Non-GAAP Financial Measures

We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, discuss the reasons that we believe this information is useful to management and may be useful to investors, and provide reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

We have defined the non-GAAP financial measure “Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense” to be the sum of the non-GAAP measure Net Debt Repayment and the following cash flow statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities, Purchases of common stock and Pension and other postretirement funding more than expense. Our management uses Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense, along with other factors, to evaluate our performance. We believe that this measure is an appropriate supplemental measure of financial performance and may be useful to investors because it provides a measure of cash generated for the benefit of shareholders. It is not intended to be a substitute for GAAP financial measures and should not be used as such.

We also have defined the non-GAAP financial measure “Net Debt” to include the aggregate debt obligations reflected in our consolidated balance sheet, less the hedge adjustments resulting from fair value interest rate derivatives or swaps, if any, and less the balance sheet line item Cash and cash equivalents. Our management uses Net Debt, along with other factors, to evaluate our financial condition. We believe that Net Debt is an appropriate supplemental measure of financial condition and may be useful to investors because it provides a more complete understanding of our financial condition before the impact of our decisions regarding the appropriate use of cash and liquid investments. Net Debt is not intended to be a substitute for GAAP financial measures and should not be used as such. “Net Debt Repayment” is the difference between Net Debt at two points in time.

We also use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to Rock-Tenn Company shareholders and Earnings per diluted share, respectively.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense for the three months ended December 31, 2013 using the various non-GAAP and GAAP measures referenced above (in millions):

Net Debt Repayment	$79.5
Cash dividends paid to shareholders	25.8
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	60.0
Purchases of common stock	53.0
Pension and postretirement funding more than expense	35.2
Cash Generated for Net Debt Repayment, Dividends, Acquisition / Investments, Stock Repurchases and Pension Funding in Excess of Expense	$253.5

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year (in millions):

	December 31, 2013	September 30, 2013
Current Portion of Debt	$3.2	$2.9
Long-Term Debt Due After One Year	2,750.3	2,841.9
	2,753.5	2,844.8
Less: Cash and Cash Equivalents	(24.6)	(36.4)
Net Debt	$2,728.9	$2,808.4

Net Debt Repayment	$79.5

Set forth below is a reconciliation of Adjusted Net Income to Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax):

	Three Months Ended
	December 31,
	2013	2012
Net income attributable to Rock-Tenn Company shareholders	$109.7	$86.0

Restructuring and other costs and operating losses and transition costs due to plant closures	12.2	12.0
Loss on extinguishment of debt	—	0.1

Adjusted Net Income	$121.9	$98.1

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to Earnings per diluted share (in dollars per share):

	Three Months Ended
	December 31,
	2013	2012
Earnings per diluted share	$1.50	$1.18

Restructuring and other costs and operating losses and transition costs due to plant closures	0.16	0.17

Adjusted Earnings Per Diluted Share	$1.66	$1.35

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2014, as well as amounts and timing of specific projects; our estimate of the cost and timing of compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require capital expenditures to modify certain assets at our containerboard mill in Quebec to meet required GHG emission reduction requirements in future years; the amounts of our anticipated contributions to our qualified and supplemental defined benefit pension plans in fiscal 2014 and fiscal 2015; the amount we expect to distribute in the third quarter of fiscal 2014 related to our unfunded Supplemental Executive Retirement Plan; our expectation that buyer-specific synergies will arise after the acquisition of NPG and its assembled work force; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; a current annualized dividend rate of $1.40 per share on our Common Stock; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; we expect to utilize the U.S. federal net operating losses in fiscal 2014 and the remaining Cellulosic Biofuel, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years and state net operating losses and credits will be used over a longer period of time; we expect our cash tax payments to be materially less than our income tax expense in fiscal 2014 and 2015 and moderately lower in fiscal 2016; and the aggregate value and the timing of the expected utilization of those credits; and our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2014.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: our ability to achieve benefits from the Smurfit-Stone Acquisition or to integrate Smurfit-Stone and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings, the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and Cellulosic Biofuel Producer Credits, the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or dispute resolutions on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; and the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2013 Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2013 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2013.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. We had 5.0 million shares available for repurchase after the November 2013 amendment. Pursuant to our repurchase plan, in the three months ended December 31, 2013, we repurchased 559,825 shares for an aggregate cost of $53.0 million. As of December 31, 2013, we had approximately 4.4 million shares of Common Stock available for repurchase.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	$—	0	5,000,000
November 1, 2013 through November 30, 2013	289,503	95.35	289,503	4,710,497
December 1, 2013 through December 31, 2013	270,322	94.00	270,322	4,440,175
Total	559,825		559,825

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	February 6, 2014	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 4.1
Amendment No. 5, dated as of November 25, 2013, among Rock-Tenn Company (“RockTenn”), as borrower, RockTenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp. (formerly, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada), a Nova Scotia unlimited liability company (the “Canadian Borrower” and, together with the Company, the “Borrowers”), the Lenders party hereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the Lenders (the “Canadian Agent”) and the Canadian Swingline Lender, to the Credit Agreement dated as of May 27, 2011, and amended and restated as of September 27, 2012 (as amended, restated, amended and restated or otherwise modified from time to time, the “Credit Agreement”), by and among the Borrowers, those Domestic Subsidiaries of the Company identified as “U.S. Guarantors” on the signature pages thereto and such other Domestic Subsidiaries of the Company that thereafter become parties thereto, those Subsidiaries and the parent of the Canadian Borrower identified as “Canadian Guarantors” on the signature pages thereto and such other Subsidiaries of the Canadian Borrower that thereafter become parties thereto, the Administrative Agent, the Canadian Agent and the Lenders referred to therein.

Exhibit 10.1
Second Amendment to Fourth Amended and Restated Receivables Sale Agreement, entered into as of December 17, 2013 by and among: Rock-Tenn Company, a Georgia corporation (“Parent”), Rock-Tenn Company of Texas, a Georgia corporation, Rock-Tenn Converting Company, a Georgia corporation, Rock-Tenn Mill Company, LLC, a Georgia limited liability company, RockTenn - Southern Container, LLC, a Delaware limited liability company, PCPC, Inc., a California corporation, Waldorf Corporation, a Delaware corporation, RockTenn CP, LLC, a Delaware limited liability company, and RockTenn - Solvay, LLC, a Delaware limited liability company (each of the foregoing, an “Originator” and collectively, the “Originators”), and Rock-Tenn Financial, Inc., a Delaware corporation (“Buyer”), with respect to that certain Fourth Amended and Restated Receivables Sale Agreement, dated as of December 21, 2012, by and among Parent, the Originators and Buyer (as amended by that First Amendment to Fourth Amended and Restated Receivables Sale Agreement dated as of August 30, 2013).

Exhibit 10.2
Second Amendment to Fifth Amended and Restated Credit and Security Agreement, dated as of December 17, 2013, to the Fifth Amended and Restated Credit and Security Agreement, dated as of December 21, 2012 (as amended by that First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 30, 2013), by and among Rock-Tenn Financial, Inc., as borrower, Rock-Tenn Converting Company, as initial servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as administrative agent for the Lenders thereunder (together with its successors and assigns thereunder, the “Administrative Agent”) and in its capacity as funding agent for the Co-Agents and the Lenders or any successor funding agent thereunder (together with its successors and assigns thereunder, the “Funding Agent” collectively with the Administrative Agent and the Co-Agents, the “Agents”), and the Lenders and the Co-Agents from time to time party thereto.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer of Rock-Tenn Company.

Exhibit 31.2
Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.

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

Exhibit 32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer of Rock-Tenn Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of Rock-Tenn Company.