Form 10-Q
period 2014-06-30
Rock-Tenn CO
filed 2014-08-06
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 25, 2014
Class A Common Stock, $0.01 par value	71,584,987

ROCK-TENN COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2,530.9	$2,448.3	$7,287.1	$7,060.3
Cost of goods sold	2,041.3	1,951.6	5,922.5	5,768.9
Gross profit	489.6	496.7	1,364.6	1,291.4
Selling, general and administrative expenses	245.3	243.9	725.6	704.3
Restructuring and other costs, net	13.3	23.5	45.1	52.0
Operating profit	231.0	229.3	593.9	535.1
Interest expense	(23.9)	(25.6)	(71.1)	(81.9)
Loss on extinguishment of debt	—	—	—	(0.3)
Interest income and other income (expense), net	0.1	(1.8)	(0.9)	(1.9)
Equity in income of unconsolidated entities	4.1	1.2	7.3	2.9
Income before income taxes	211.3	203.1	529.2	453.9
Income tax (expense) benefit	(76.9)	(61.4)	(200.7)	100.3
Consolidated net income	134.4	141.7	328.5	554.2
Less: Net income attributable to noncontrolling interests	(1.1)	(1.6)	(2.7)	(3.4)
Net income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.8	$550.8

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.85	$1.94	$4.53	$7.66

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.82	$1.91	$4.46	$7.55

Cash dividends paid per share	$0.35	$0.30	$1.05	$0.75

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated net income	$134.4	$141.7	$328.5	$554.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	11.7	(14.7)	(10.3)	(20.2)

Defined benefit pension plans:
Net actuarial gain arising during the period	0.2	—	0.2	0.8
Amortization of net actuarial loss, included in pension cost	2.3	5.3	7.5	17.7
Amortization of prior service (credit) cost, included in pension cost	(0.1)	0.3	(0.1)	0.5
Other	—	—	—	4.2
Other comprehensive income (loss)	14.1	(9.1)	(2.7)	3.0
Comprehensive income	148.5	132.6	325.8	557.2
Less: Comprehensive income attributable to noncontrolling interests	(1.2)	(1.5)	(2.7)	(3.8)
Comprehensive income attributable to Rock-Tenn Company shareholders	$147.3	$131.1	$323.1	$553.4

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40.0	$36.4
Restricted cash	8.9	9.3
Accounts receivable (net of allowances of $24.1 and $26.8)	1,080.0	1,134.9
Inventories	964.8	937.9
Other current assets	280.7	297.9
Total current assets	2,374.4	2,416.4
Property, plant and equipment at cost:
Land and buildings	1,258.3	1,203.1
Machinery and equipment	6,977.5	6,467.8
Transportation equipment	15.7	13.8
Leasehold improvements	25.0	24.7
	8,276.5	7,709.4
Less accumulated depreciation and amortization	(2,463.4)	(2,154.7)
Net property, plant and equipment	5,813.1	5,554.7
Goodwill	1,914.1	1,862.1
Intangibles, net	685.0	699.4
Other assets	184.1	200.8
	$10,970.7	$10,733.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$63.1	$2.9
Accounts payable	787.1	802.1
Accrued compensation and benefits	210.4	249.0
Other current liabilities	206.9	189.4
Total current liabilities	1,267.5	1,243.4
Long-term debt due after one year	2,923.3	2,841.9
Pension liabilities, net of current portion	769.1	975.2
Postretirement benefit liabilities, net of current portion	118.1	118.3
Deferred income taxes	1,191.8	1,063.1
Other long-term liabilities	168.5	165.4
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	14.6	13.3
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175,000,000 shares authorized; 71,583,737 and 72,023,820 shares outstanding at June 30, 2014 and September 30, 2013, respectively	0.7	0.7
Capital in excess of par value	2,888.6	2,871.4
Retained earnings	1,931.4	1,740.8
Accumulated other comprehensive loss	(303.3)	(300.6)
Total Rock-Tenn Company shareholders’ equity	4,517.4	4,312.3
Noncontrolling interests	0.4	0.5
Total equity	4,517.8	4,312.8
	$10,970.7	$10,733.4
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2014	2013
Operating activities:
Consolidated net income	$328.5	$554.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	433.3	409.7
Deferred income tax expense (benefit)	172.2	(115.3)
Share-based compensation expense	29.4	35.7
Loss on extinguishment of debt	—	0.3
Gain on disposal of plant, equipment and other, net	(0.7)	(4.6)
Equity in income of unconsolidated entities	(7.3)	(2.9)
Pension and other postretirement funding more than expense	(217.3)	(87.5)
Impairment adjustments and other non-cash items	7.8	15.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	104.0	(41.3)
Inventories	(22.1)	(64.2)
Other assets	(27.4)	(34.7)
Accounts payable	(45.5)	34.0
Income taxes	4.8	(8.8)
Accrued liabilities and other	(10.6)	32.8
Net cash provided by operating activities	749.1	722.6
Investing activities:
Capital expenditures	(377.7)	(307.1)
Cash paid for purchase of business, net of cash acquired	(400.7)	(6.2)
Return of capital from unconsolidated entities	6.8	0.8
Proceeds from sale of subsidiary and affiliates	6.8	—
Proceeds from sale of property, plant and equipment	19.8	11.9
Proceeds from property, plant and equipment insurance settlement	4.9	7.7
Net cash used for investing activities	(740.1)	(292.9)
Financing activities:
Additions to revolving credit facilities	202.9	94.9
Repayments of revolving credit facilities	(199.7)	(72.2)
Additions to debt	592.7	226.2
Repayments of debt	(450.0)	(620.4)
Commercial card program	0.8	—
Debt issuance costs	(0.4)	(1.8)
Cash paid for debt extinguishment costs	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	(12.9)	1.0
Purchases of common stock	(73.8)	—
Excess tax benefits from share-based compensation	14.9	4.8
(Repayments to) advances from unconsolidated entity	(2.8)	0.9
Cash dividends paid to shareholders	(76.0)	(53.7)
Cash distributions paid to noncontrolling interests	(1.5)	(3.9)
Net cash used for financing activities	(5.8)	(424.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.3)
Increase in cash and cash equivalents	3.6	5.1
Cash and cash equivalents at beginning of period	36.4	37.2
Cash and cash equivalents at end of period	$40.0	$42.3
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$10.6	$15.3
Interest, net of amounts capitalized	49.4	60.4

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the nine months ended June 30, 2014, relate to the May 16, 2014 acquisition of certain assets and liabilities of the Simpson Tacoma Kraft Paper Mill (“Tacoma Mill”) and the December 20, 2013 acquisition of NPG Holding, Inc. (“NPG”), a specialty display company. For additional information regarding these acquisitions see “Note 5. Acquisitions”.

Nine Months Ended June 30, 2014
(In millions)
Fair value of assets acquired, including goodwill	$447.7
Cash consideration, net of cash acquired	401.3
Liabilities assumed	$46.4
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2014
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are one of North America’s leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in the United States, Canada, Mexico, Chile, Argentina and Puerto Rico.

Note 1.	Interim Financial Statements

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2013 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Fiscal 2013 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and nine months ended June 30, 2014 and June 30, 2013, our comprehensive income for the three and nine months ended June 30, 2014 and June 30, 2013, our financial position at June 30, 2014 and September 30, 2013, and our cash flows for the nine months ended June 30, 2014 and June 30, 2013.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2013 Form 10-K. The results for the three and nine months ended June 30, 2014 are not necessarily indicative of results that may be expected for the full year.

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
In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU amends ASC 740 “Income Taxes” and clarifies when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. These provisions were effective for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for us). The adoption of these provisions did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition”. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. These provisions are effective for annual reporting periods beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within that annual period,

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

and can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of these provisions.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. These provisions are effective for annual periods beginning after December 15, 2015 (October 1, 2016 for us) and based on our current stock compensation awards are not expected to have a material effect on our consolidated financial statements.

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2014 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2013	$4,312.3	$0.5	$4,312.8
Net income	325.8	0.3	326.1
Other comprehensive loss, net of tax	(2.7)	—	(2.7)
Income tax benefit from share-based plans	14.9	—	14.9
Compensation expense under share-based plans	29.4	—	29.4
Cash dividends declared (per share - $1.05)(2)	(75.6)	—	(75.6)
Cash distributions to noncontrolling interests	—	(0.4)	(0.4)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(12.9)	—	(12.9)
Purchases of Class A common stock	(73.8)	—	(73.8)
Balance at June 30, 2014	$4,517.4	$0.4	$4,517.8

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Class A common stock, par value $0.01 per share (“Common Stock”), over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of up to a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. We had 5.0 million shares available for repurchase after the November 2013 amendment. Pursuant to our repurchase plan, in the nine months ended June 30, 2014, we repurchased approximately 0.8 million shares for an aggregate cost of $73.8 million. As of June 30, 2014, we had approximately 4.2 million shares of Common Stock available for repurchase.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Accumulated Other Comprehensive (Loss) Income

The tables below summarize the changes in accumulated other comprehensive (loss) income, net of tax, by component for the nine months ended June 30, 2014 and June 30, 2013 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)
Other comprehensive income (loss) before reclassifications	—	0.2	(9.6)	(9.4)
Amounts reclassified from accumulated other comprehensive income	—	7.1	(0.4)	6.7
Net current period other comprehensive income (loss)	—	7.3	(10.0)	(2.7)
Balance at June 30, 2014	$(0.2)	$(325.6)	$22.5	$(303.3)

(1)     All amounts are net of tax and noncontrolling interest.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2012	$(0.2)	$(547.8)	$47.5	$(500.5)
Other comprehensive income (loss) before reclassifications	—	5.0	(20.2)	(15.2)
Amounts reclassified from accumulated other comprehensive income	—	17.8	—	17.8
Net current period other comprehensive income (loss)	—	22.8	(20.2)	2.6
Balance at June 30, 2013	$(0.2)	$(525.0)	$27.3	$(497.9)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax components were determined using effective tax rates averaging approximately 38% to 39% for the nine months ended June 30, 2014 and June 30, 2013, respectively. Foreign currency translation gains and losses recorded in other comprehensive (loss) income for the nine months ended June 30, 2014 and June 30, 2013 were primarily due to the change in the Canadian/U.S. dollar exchange rates. For the nine months ended June 30, 2013, other comprehensive income before reclassifications for our defined benefit plans includes a $4.2 million reversal of a tax valuation allowance and a $0.8 million actuarial gain related to the revaluation of one of our Canadian pension plans as a result of a plan curtailment.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following tables summarize the reclassifications out of accumulated other comprehensive income by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(3.5)	$1.4	$(2.1)	$(8.4)	$3.2	$(5.2)
Prior service costs (2)	—	—	—	(0.5)	0.2	(0.3)
Total reclassifications for the period	$(3.5)	$1.4	$(2.1)	$(8.9)	$3.4	$(5.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

	Nine Months Ended			Nine Months Ended
	June 30, 2014			June 30, 2013
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(11.7)	$4.5	$(7.2)	$(28.3)	$11.0	$(17.3)
Prior service costs (2)	0.1	—	0.1	(0.8)	0.3	(0.5)
Subtotal defined benefit plans	(11.6)	4.5	(7.1)	(29.1)	11.3	(17.8)

Foreign currency translation adjustments (1)
Sale of foreign subsidiary (3)	0.4	—	0.4	—	—	—
Total reclassifications for the period	$(11.2)	$4.5	$(6.7)	$(29.1)	$11.3	$(17.8)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).
(3) Amount reflected in “Restructuring and other costs net” in the condensed consolidated statements of income.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.8	$550.8
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	(0.1)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.7	$550.7
Denominator:
Basic weighted average shares outstanding	71.9	72.1	71.9	71.9
Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.85	$1.94	$4.53	$7.66

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.8	$550.8
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	(0.1)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.7	$550.7
Denominator:
Basic weighted average shares outstanding	71.9	72.1	71.9	71.9
Effect of dilutive stock options and non-participating securities	1.1	1.1	1.2	1.1
Diluted weighted average shares outstanding	73.0	73.2	73.1	73.0
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.82	$1.91	$4.46	$7.55

Weighted average shares includes approximately 0.2 million of reserved, but unissued shares at each of June 30, 2014 and June 30, 2013. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 0.3 million and 0.2 million common shares in the three and nine months ended June 30, 2014, respectively, and 0.1 million and 0.2 million common shares in the three and nine months ended June 30, 2013, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

On July 28, 2014, we announced that our board of directors had authorized a two-for-one stock split of our Common Stock to be effected in the form of a 100% stock dividend. Shareholders of record as of August 12, 2014 (the “Record Date”), will receive one additional share of Common Stock for each share they held on the Record Date.  The distribution date for the stock split, or the date new shares will be distributed from our transfer agent (the “Distribution Date”) will be August 27, 2014. This stock split will not change the proportionate interest that a shareholder maintains in the Company. Following the Distribution Date, we will retroactively present our historical earnings per share reflecting the transaction as well as record the incremental par value of the newly issued shares with the offset to additional paid in capital.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 5.	Acquisitions

Simpson Tacoma Kraft Paper Mill Acquisition

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $341.7 million including an estimate of the expected working capital settlement. We believe the Tacoma Mill will be a strategic fit as the West Coast mill will improve our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment. The preliminary purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract, $14.6 million of customer relationship intangible assets, $27.0 million of goodwill and $26.8 million of liabilities assumed. We are amortizing the electrical cogeneration contract over the contract life of 7.2 years and the customer relationship intangibles over 20.0 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma mill. We are in the process of completing the estimated values of the assets acquired and liabilities assumed including, among other things, the valuation of certain tangible and intangible assets as well as the fair value of certain contracts, and therefore the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill to be amortizable for income tax purposes.

NPG Holding Inc. Acquisition

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe it is a strong strategic fit that will strengthen our displays business. We have included the results of NPG’s operations in our consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $14.5 million of customer relationship intangible assets, $28.0 million of goodwill and $19.6 million of liabilities including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 9 years based on a straight-line basis because the pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. We are in the process of completing the estimated values of the assets acquired and liabilities assumed including, among other things, the finalization of deferred taxes and goodwill, and therefore the allocation of the purchase price is preliminary and subject to revision.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $13.3 million and $23.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and recorded pre-tax restructuring and other costs, net, of $45.1 million and $52.0 million for the nine months ended June 30, 2014 and June 30, 2013, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail below.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and nine months ended June 30, 2014 and June 30, 2013, the cumulative recorded amount since we started the initiative, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$0.2	$(0.2)	$0.8	$0.7	$—	$1.5
	YTD Fiscal 2014	2.7	1.2	2.5	3.2	0.3	9.9
	Prior Year Qtr.	11.4	6.1	1.6	1.0	(0.1)	20.0
	YTD Fiscal 2013	15.2	11.6	3.3	3.3	—	33.4
	Cumulative	46.7	43.1	12.2	14.4	5.3	121.7
	Expected Total	46.7	43.1	12.7	14.9	5.3	122.7
Consumer Packaging(c)	Current Qtr.	—	—	—	—	—	—
	YTD Fiscal 2014	—	(0.1)	—	0.1	—	—
	Prior Year Qtr.	—	0.1	0.1	—	—	0.2
	YTD Fiscal 2013	2.6	0.6	0.1	0.1	—	3.4
	Cumulative	1.6	1.4	0.7	1.0	0.5	5.2
	Expected Total	1.6	1.4	0.7	1.0	0.5	5.2
Recycling(d)	Current Qtr.	1.5	—	0.1	0.3	1.3	3.2
	YTD Fiscal 2014	5.6	—	0.6	1.1	3.5	10.8
	Prior Year Qtr.	—	0.2	—	0.2	1.2	1.6
	YTD Fiscal 2013	(0.7)	0.5	0.1	0.3	1.4	1.6
	Cumulative	12.8	1.5	0.8	2.3	6.5	23.9
	Expected Total	12.8	1.5	0.8	2.8	6.5	24.4
Other(e)	Current Qtr.	—	—	—	—	8.6	8.6
	YTD Fiscal 2014	—	—	—	—	24.4	24.4
	Prior Year Qtr.	—	—	—	—	1.7	1.7
	YTD Fiscal 2013	—	0.2	—	—	13.4	13.6
	Cumulative	0.1	0.2	0.1	—	139.7	140.1
	Expected Total	0.1	0.2	0.1	—	139.7	140.1
Total	Current Qtr.	$1.7	$(0.2)	$0.9	$1.0	$9.9	$13.3
	YTD Fiscal 2014	$8.3	$1.1	$3.1	$4.4	$28.2	$45.1
	Prior Year Qtr.	$11.4	$6.4	$1.7	$1.2	$2.8	$23.5
	YTD Fiscal 2013	$17.1	$12.9	$3.5	$3.7	$14.8	$52.0
	Cumulative	$61.2	$46.2	$13.8	$17.7	$152.0	$290.9
	Expected Total	$61.2	$46.2	$14.3	$18.7	$152.0	$292.4

(a)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment current quarter and year to date charges primarily reflect one facility closure and on-going closure costs at other previously closed facilities net of asset sales. The prior year quarter and year to date charges primarily reflect closure costs from the announced closure of four and seven facilities, respectively, and on-going closure costs at other previously closed facilities net of asset sales. The cumulative charges primarily reflect charges associated with the closure of twenty-one corrugated container plants, the closure of the Matane, Quebec containerboard mill, charges

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

related to kraft paper assets at our Hodge containerboard mill and gains and losses associated with the sale of assets. We have transferred a substantial portion of each closed facility's production to our other facilities.

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

(d)
The Recycling segment current quarter charges are primarily associated with the on-going closure costs and impairment and fair value adjustments for assets at previously closed facilities and the year to date charges are primarily associated with the closure of one collection facility and on-going closure costs and impairment and fair value adjustments for assets at previously closed facilities. The prior year quarter and year to date charges primarily reflect charges associated with the closure of one and three collection facilities, respectively, and on-going closure costs associated with previously closed facilities. The year to date charges in the prior year were partially offset by the gain on sale of assets. The cumulative charges primarily reflect the charges associated with the closure of fifteen collection facilities acquired in the Smurfit-Stone Acquisition and certain costs for two other collections facilities previously closed which were partially offset by the gain on sale of assets.

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

	Acquisition Expense / (Income)	Integration Expenses	Total
Current Qtr.	$3.1	$5.5	$8.6
YTD Fiscal 2014	$5.9	$18.5	$24.4
Prior Year Qtr.	$(3.7)	$5.4	$1.7
YTD Fiscal 2013	$(3.6)	$17.0	$13.4

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

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Nine Months Ended
	June 30,
	2014	2013
Accrual at beginning of fiscal year	$21.8	$22.7
Additional accruals	2.3	16.4
Payments	(11.4)	(14.2)
Adjustment to accruals	0.3	2.1
Accrual at June 30	$13.0	$27.0

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	Nine Months Ended
	June 30,
	2014	2013
Additional accruals and adjustments to accruals (see table above)	$2.6	$18.5
Acquisition expense (income)	5.9	(3.6)
Integration expenses	18.2	16.0
Net property, plant and equipment	8.3	17.1
Severance and other employee expense (income)	0.7	(2.8)
Equipment and inventory relocation costs	3.1	3.5
Facility carrying costs	4.4	3.7
Other expense (income)	1.9	(0.4)
Total restructuring and other costs, net	$45.1	$52.0

Note 7.	Income Taxes

The effective tax rates for the three and nine months ended June 30, 2014 were an expense of 36.4% and 37.9%, respectively, and the effective tax rates for the three and nine months ended June 30, 2013 were an expense of 30.2% and a benefit of 22.1%, respectively. The effective tax rates for the three and nine months ended June 30, 2014 were different than the statutory rate primarily due to the impact of state taxes and a tax rate differential with respect to foreign earnings. In addition, the nine months ended June 30, 2014 included a $9.6 million charge to income tax expense recorded in the second quarter of fiscal 2014 to reflect the impact of the state of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value. The effective tax rate for the three months ended June 30, 2013 was different than the statutory rate primarily due to a change in Canadian tax law, additional benefit due to increased research and development tax credits and other tax account adjustments related to finalizing certain estimates included in our 2012 federal tax return. The effective tax rate for the nine months ended June 30, 2013 was additionally impacted by the second quarter of fiscal 2013 reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit was recorded in the second quarter as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return.

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

	June 30, 2014	September 30, 2013
Finished goods and work in process	$404.8	$370.9
Raw materials	438.2	453.6
Spare parts and supplies	200.4	194.0
Inventories at FIFO cost	1,043.4	1,018.5
LIFO reserve	(78.6)	(80.6)
Net inventories	$964.8	$937.9

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 9.	Debt

At June 30, 2014, our Credit Facility (as hereinafter defined) and our 4.45% senior notes due March 2019 (“March 2019 Notes”), our 3.50% senior notes due March 2020 (“March 2020 Notes”), our 4.90% senior notes due March 2022 (“March 2022 Notes”) and our 4.00% senior notes due March 2023 (“March 2023 Notes” and, collectively with the March 2019 Notes, March 2020 Notes and March 2022 Notes, the “Senior Notes”), were unsecured. For more information regarding certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2013 Form 10-K.

The following were individual components of debt (in millions):

	June 30, 2014	September 30, 2013
4.45% notes due March 2019	$349.8	$349.7
3.50% notes due March 2020	347.8	347.5
4.90% notes due March 2022	399.4	399.4
4.00% notes due March 2023	346.9	346.6
Term loan facility(a)	947.5	947.5
Revolving credit and swing facilities(a)	181.1	184.3
Receivables-backed financing facility(b)	405.0	260.0
Other debt	8.9	9.8
Total debt	2,986.4	2,844.8
Less current portion of debt	63.1	2.9
Long-term debt due after one year	$2,923.3	$2,841.9

A portion of the debt classified as long-term, which includes the term loan facility, revolving credit and swing facilities and receivables-backed financing facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility (each as hereinafter defined). We test and report our compliance with these covenants as required and are in compliance with all of our covenants at June 30, 2014. At June 30, 2014, we had $47.6 million of outstanding letters of credit not drawn upon.

(a)
On September 27, 2012, we entered into an unsecured Amended and Restated Credit Agreement (the “Credit Facility”) with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. In December 2012, in connection with the amendment of our receivables-backed financing facility (the “Receivables Facility”), we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At June 30, 2014, available borrowings under the revolving credit portion of the Credit Facility were approximately $1.3 billion.

(b)
On December 21, 2012, we amended and increased our Receivables Facility to $700.0 million, extended the maturity date to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.93% and 0.95% as of June 30, 2014 and September 30, 2013, respectively. The commitment fee for this facility was 0.25% and 0.25% as of June 30, 2014 and September 30, 2013, respectively. At June 30, 2014 and September 30, 2013, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $648.9 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2014 was approximately $877.7 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	June 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2019 Notes(1)	$349.8	$380.9	$349.7	$371.9
March 2020 Notes(1)	347.8	360.7	347.5	343.0
March 2022 Notes(1)	399.4	434.8	399.4	413.7
March 2023 Notes(1)	346.9	360.8	346.6	338.6
Term loan facilities(2)	947.5	947.5	947.5	947.5
Revolving credit and swing facilities(2)	181.1	181.1	184.3	184.3
Receivables-backed financing facility(2)	405.0	405.0	260.0	260.0
Other debt(2)(3)	8.9	9.3	9.8	10.1
Total debt	$2,986.4	$3,080.1	$2,844.8	$2,869.1

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”), to sell to a third party financial institution, on a revolving basis and until the agreement is terminated by either party, all of the short term receivables generated from certain customer trade accounts. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On February 3, 2014, the A/R Sales Agreement was amended to increase the maximum amount of receivables that may be sold at any point in time to $205 million. Since the inception of the A/R Sales Agreement, we have cumulatively sold and derecognized $581.3 million of receivables, of which $431.8 million have been collected by the third party financial institution and have a $8.2 million receivable from the financial institution. The remaining $141.3 million represents the net sale of receivables sold as of June 30, 2014 which have been funded by the financial institution. Cash proceeds related to the sales are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in other income and expense.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2014 and June 30, 2013, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$4.3	$8.4	$20.0	$27.1
Interest cost	53.0	49.1	162.5	150.0
Expected return on plan assets	(62.6)	(61.0)	(189.7)	(186.6)
Amortization of net actuarial loss	4.6	8.5	13.3	29.2
Amortization of prior service cost	0.3	0.5	0.9	0.9
Settlement loss recognized	0.1	—	0.1	0.3
Company defined benefit plan expense	(0.3)	5.5	7.1	20.9
Multiemployer and other plans	1.8	1.8	5.0	5.5
Net pension cost	$1.5	$7.3	$12.1	$26.4

During the three and nine months ended June 30, 2014, we contributed an aggregate of $128.0 million and $218.8 million, respectively, to our qualified and supplemental defined benefit pension plans. Based on our current assumptions, adjusted for the impact of plan year changes for certain plans, we estimate contributing approximately $225 million in fiscal 2014 to our qualified and supplemental defined benefit pension plans. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. We contributed an aggregate of $48.9 million and $104.3 million to our qualified defined benefit pension plans in the three and nine months ended June 30, 2013, respectively.

During the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015, we expect to partially settle obligations under certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit. Eligible former employees can either voluntarily accept the offer or not accept the offer and continue to be entitled to their monthly benefit upon retirement. Based on the experience of other companies implementing similar programs, our advisors estimate that former employees representing between $200 million and $300 million of aggregate pension benefit obligation will accept the offer. Lump sum payments will be made out of existing plan assets and we do not expect to be required to make additional contributions into these plans and we expect each impacted plan’s funded status to be materially unchanged as a result of the proposed transactions. However, as a result of the expected settlements, there will be a material non-cash charge

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

to our earnings that will be recognized in the period in which the settlements occurs.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$0.2	$—	$0.8	$0.8
Interest cost	1.2	1.3	4.2	4.7
Amortization of net actuarial gain	(1.1)	—	(1.4)	—
Amortization of prior service credit	(0.3)	—	(1.0)	(0.1)
Postretirement plan expense	$—	$1.3	$2.6	$5.4

During the three and nine months ended June 30, 2014, we contributed an aggregate of $2.5 million and $8.2 million, respectively, to our postretirement benefit plans. During the three and nine months ended June 30, 2013, we contributed an aggregate of $2.9 million and $9.5 million to our postretirement benefit plans.

Note 12.	Share-Based Compensation

Stock Options

Options granted under our plans have an exercise price equal to the closing market price on the date of grant, generally vest in three years and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. During the nine months ended June 30, 2014, we granted options to purchase 148,825 shares of our Common Stock to certain employees. These grants were valued at $41.48 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 6.9 years; an expected volatility of 43.9%; expected dividends of 1.4%; and a risk free rate of 2.1%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2014 and June 30, 2013 was $1.4 million and $1.6 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2014 and June 30, 2013 was $17.1 million and $12.3 million, respectively. The table below summarizes the changes in all stock options during the nine months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2013	1,183,751	$49.88
Granted	148,825	101.51
Exercised	(270,318)	33.48
Forfeited	(10,115)	71.69
Outstanding at June 30, 2014	1,052,143	$61.19	6.2	$46.7
Exercisable at June 30, 2014	573,333	$45.28	4.3	$34.6

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

During the nine months ended June 30, 2014, pursuant to our 2004 Incentive Stock Plan, as amended, we granted 10,750 shares of restricted stock to our non-employee directors and we granted target or service awards of 247,635 shares of restricted stock to certain of our employees.

The aggregate fair value of restricted stock that vested during the nine months ended June 30, 2014 was $28.5 million. The aggregate fair value of restricted stock that vested during the nine months ended June 30, 2013 was $26.6 million.

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2013	877,560	$71.35
Granted(1)	283,994	98.43
Vested	(261,584)	67.99
Forfeited	(15,665)	72.25
Unvested at June 30, 2014 (2)	884,305	$81.03

(1)
Fiscal 2014 target awards to employees of 240,050 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. During fiscal 2014, certain restricted shares granted in fiscal 2011 achieved the respective performance condition based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter) between 110.56% and 115.29% of target. This achievement resulted in the issuance and vesting of an additional 25,609 shares in fiscal 2014.

(2)
Target awards granted to employees in fiscal 2013 and 2012, net of subsequent forfeitures, were 296,850 and 315,375 shares, respectively. These awards may be increased up to 200% of target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit greenhouse gases (“GHG”). However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a Prevention of Significant Deterioration (“PSD”) or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec, has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and greenhouse gas standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial capital expenditures and/or operating costs could increase materially.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

As of June 30, 2014, we had approximately $4.0 million reserved for environmental liabilities on an undiscounted basis, of which $2.9 million is included in other long-term liabilities and $1.1 million in other current liabilities. Based on current facts and assumptions, we believe the liability for these matters was adequately reserved at June 30, 2014.

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

We have made the following guarantees as of June 30, 2014:

•	we have a 49% ownership interest in Seven Hills Paperboard, LLC (“Seven Hills”). The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At June 30, 2014, the maximum potential amount of future payments related to the guarantee was approximately $6 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract was called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired unconsolidated entities for which we guarantee approximately $5 million in debt, primarily for bank loans; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2017. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $8 million at June 30, 2014, which would result in a purchase price of approximately 46% of our partner’s net equity reflected on Seven Hills’ June 30, 2014 balance sheet.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales (aggregate):
Corrugated Packaging	$1,774.2	$1,719.3	$5,077.8	$4,917.3
Consumer Packaging	497.0	482.1	1,458.4	1,403.2
Merchandising Displays	225.1	166.4	622.7	490.4
Recycling	85.4	123.6	275.1	381.1
Total	$2,581.7	$2,491.4	$7,434.0	$7,192.0
Less net sales (intersegment):
Corrugated Packaging	$34.9	$27.2	$101.1	$84.7
Consumer Packaging	6.9	5.2	17.9	15.7
Merchandising Displays	3.7	4.2	12.7	12.3
Recycling	5.3	6.5	15.2	19.0
Total	$50.8	$43.1	$146.9	$131.7
Net sales (unaffiliated customers):
Corrugated Packaging	$1,739.3	$1,692.1	$4,976.7	$4,832.6
Consumer Packaging	490.1	476.9	1,440.5	1,387.5
Merchandising Displays	221.4	162.2	610.0	478.1
Recycling	80.1	117.1	259.9	362.1
Total	$2,530.9	$2,448.3	$7,287.1	$7,060.3
Segment income:
Corrugated Packaging	$179.8	$196.1	$470.6	$441.3
Consumer Packaging	59.6	59.1	166.5	164.5
Merchandising Displays	21.4	17.2	57.7	41.7
Recycling	2.1	2.0	5.0	9.8
Segment income	262.9	274.4	699.8	657.3
Restructuring and other costs, net	(13.3)	(23.5)	(45.1)	(52.0)
Non-allocated expenses	(14.5)	(20.4)	(53.5)	(67.3)
Interest expense	(23.9)	(25.6)	(71.1)	(81.9)
Loss on extinguishment of debt	—	—	—	(0.3)
Interest income and other income (expense), net	0.1	(1.8)	(0.9)	(1.9)
Income before income taxes	211.3	203.1	529.2	453.9
Income tax (expense) benefit	(76.9)	(61.4)	(200.7)	100.3
Consolidated net income	134.4	141.7	328.5	554.2
Less: Net income attributable to noncontrolling interests	(1.1)	(1.6)	(2.7)	(3.4)
Net income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.8	$550.8

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

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

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including Rock-Tenn Company (the “Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include the Condensed Consolidating Statements of Income for the three and nine months ended June 30, 2014 and June 30, 2013, Condensed Consolidating Balance Sheets as of June 30, 2014 and September 30, 2013 and Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,300.8	$398.7	$(168.6)	$2,530.9
Cost of goods sold	—	1,846.4	329.6	(134.7)	2,041.3
Gross profit	—	454.4	69.1	(33.9)	489.6
Selling, general and administrative expenses	—	216.7	28.6	—	245.3
Restructuring and other costs, net	(0.2)	13.4	0.1	—	13.3
Operating profit	0.2	224.3	40.4	(33.9)	231.0
Interest expense	(22.4)	(1.4)	(7.1)	7.0	(23.9)
Interest income and other income (expense), net	2.1	(28.9)	—	26.9	0.1
Equity in income of unconsolidated entities	—	4.1	—	—	4.1
Equity in income of consolidated entities	145.4	13.9	—	(159.3)	—
Income before income taxes	125.3	212.0	33.3	(159.3)	211.3
Income tax benefit (expense)	8.0	(71.7)	(13.2)	—	(76.9)
Consolidated net income	133.3	140.3	20.1	(159.3)	134.4
Less: Net income attributable to noncontrolling interests	—	(1.0)	(0.1)	—	(1.1)
Net income attributable to Rock-Tenn Company shareholders	$133.3	$139.3	$20.0	$(159.3)	$133.3
Comprehensive income attributable to Rock-Tenn Company shareholders	$147.3	$152.6	$31.9	$(184.5)	$147.3

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,197.6	$429.3	$(178.6)	$2,448.3
Cost of goods sold	—	1,741.9	353.9	(144.2)	1,951.6
Gross profit	—	455.7	75.4	(34.4)	496.7
Selling, general and administrative expenses	—	213.0	30.9	—	243.9
Restructuring and other costs, net	(4.6)	19.5	8.6	—	23.5
Operating profit	4.6	223.2	35.9	(34.4)	229.3
Interest expense	(24.8)	(11.8)	(6.7)	17.7	(25.6)
Interest income and other income (expense), net	13.0	(33.2)	1.7	16.7	(1.8)
Equity in income of unconsolidated entities	—	1.2	—	—	1.2
Equity in income of consolidated entities	144.7	21.3	—	(166.0)	—
Income before income taxes	137.5	200.7	30.9	(166.0)	203.1
Income tax benefit (expense)	2.6	(62.0)	(2.0)	—	(61.4)
Consolidated net income	140.1	138.7	28.9	(166.0)	141.7
Less: Net income attributable to noncontrolling interests	—	(1.1)	(0.5)	—	(1.6)
Net income attributable to Rock-Tenn Company shareholders	$140.1	$137.6	$28.4	$(166.0)	$140.1
Comprehensive income attributable to Rock-Tenn Company shareholders	$131.1	$128.5	$8.8	$(137.3)	$131.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$6,613.5	$1,176.5	$(502.9)	$7,287.1
Cost of goods sold	—	5,358.5	970.2	(406.2)	5,922.5
Gross profit	—	1,255.0	206.3	(96.7)	1,364.6
Selling, general and administrative expenses	0.5	642.1	83.0	—	725.6
Restructuring and other costs, net	0.2	44.8	0.1	—	45.1
Operating profit	(0.7)	568.1	123.2	(96.7)	593.9
Interest expense	(67.0)	(4.0)	(21.5)	21.4	(71.1)
Interest income and other income (expense), net	6.4	(82.4)	(0.2)	75.3	(0.9)
Equity in income of unconsolidated entities	—	7.3	—	—	7.3
Equity in income of consolidated entities	363.0	50.5	—	(413.5)	—
Income before income taxes	301.7	539.5	101.5	(413.5)	529.2
Income tax benefit (expense)	24.1	(191.2)	(33.6)	—	(200.7)
Consolidated net income	325.8	348.3	67.9	(413.5)	328.5
Less: Net income attributable to noncontrolling interests	—	(2.5)	(0.2)	—	(2.7)
Net income attributable to Rock-Tenn Company shareholders	$325.8	$345.8	$67.7	$(413.5)	$325.8
Comprehensive income attributable to Rock-Tenn Company shareholders	$323.1	$344.1	$58.8	$(402.9)	$323.1

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$(0.1)	$6,314.4	$1,250.0	$(504.0)	$7,060.3
Cost of goods sold	—	5,125.1	1,040.4	(396.6)	5,768.9
Gross profit	(0.1)	1,189.3	209.6	(107.4)	1,291.4
Selling, general and administrative expenses	—	618.9	85.4	—	704.3
Restructuring and other costs, net	(3.9)	39.3	16.6	—	52.0
Operating profit	3.8	531.1	107.6	(107.4)	535.1
Interest expense	(78.8)	(35.8)	(19.2)	51.9	(81.9)
Loss on extinguishment of debt	(0.1)	—	(0.2)	—	(0.3)
Interest income and other income (expense), net	38.9	(98.3)	2.0	55.5	(1.9)
Equity in income of unconsolidated entities	—	2.9	—	—	2.9
Equity in income of consolidated entities	572.7	41.8	—	(614.5)	—
Income before income taxes	536.5	441.7	90.2	(614.5)	453.9
Income tax benefit (expense)	14.3	106.6	(20.6)	—	100.3
Consolidated net income	550.8	548.3	69.6	(614.5)	554.2
Less: Net income attributable to noncontrolling interests	—	(2.7)	(0.7)	—	(3.4)
Net income attributable to Rock-Tenn Company shareholders	$550.8	$545.6	$68.9	$(614.5)	$550.8
Comprehensive income attributable to Rock-Tenn Company shareholders	$553.4	$548.8	$45.5	$(594.3)	$553.4

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$16.9	$5.7	$17.4	$—	$40.0
Restricted cash	8.9	—	—	—	8.9
Accounts receivable, net	—	73.9	1,045.5	(39.4)	1,080.0
Inventories	—	795.5	169.3	—	964.8
Other current assets	23.2	236.8	43.5	(22.8)	280.7
Intercompany receivables	52.1	448.1	37.6	(537.8)	—
Total current assets	101.1	1,560.0	1,313.3	(600.0)	2,374.4
Net property, plant and equipment	—	5,401.2	411.9	—	5,813.1
Goodwill	—	1,817.5	96.6	—	1,914.1
Intangibles, net	—	674.5	10.5	—	685.0
Intercompany notes receivable	499.3	444.9	—	(944.2)	—
Investments in consolidated subsidiaries	6,976.6	428.8	—	(7,405.4)	—
Other assets	33.9	132.3	24.7	(6.8)	184.1
	$7,610.9	$10,459.2	$1,857.0	$(8,956.4)	$10,970.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$61.1	$1.1	$0.9	$—	$63.1
Accounts payable	—	733.7	92.8	(39.4)	787.1
Accrued compensation and benefits	—	179.8	30.6	—	210.4
Other current liabilities	29.5	170.9	29.3	(22.8)	206.9
Intercompany payables	474.2	12.7	50.9	(537.8)	—
Total current liabilities	564.8	1,098.2	204.5	(600.0)	1,267.5
Long-term debt due after one year	2,371.5	0.3	551.5	—	2,923.3
Intercompany notes payable	152.9	467.8	323.5	(944.2)	—
Pension liabilities, net of current portion	—	645.0	124.1	—	769.1
Postretirement benefit liabilities, net of current portion	—	75.6	42.5	—	118.1
Deferred income taxes	—	1,172.8	25.8	(6.8)	1,191.8
Other long-term liabilities	4.3	160.5	3.7	—	168.5
Redeemable noncontrolling interests	—	9.1	5.5	—	14.6
Total Rock-Tenn Company shareholders’ equity	4,517.4	6,829.5	575.9	(7,405.4)	4,517.4
Noncontrolling interests	—	0.4	—	—	0.4
Total equity	4,517.4	6,829.9	575.9	(7,405.4)	4,517.8
	$7,610.9	$10,459.2	$1,857.0	$(8,956.4)	$10,970.7

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$44.2	$640.7	$86.3	$(22.1)	$749.1
Investing activities:
Capital expenditures	—	(362.0)	(15.7)	—	(377.7)
Cash paid for purchase of business, net of cash acquired	(59.6)	(341.1)	—	—	(400.7)
Return of capital from unconsolidated entities	—	6.8	—	—	6.8
Proceeds from sale of subsidiary and affiliates	—	3.0	3.8	—	6.8
Proceeds from sale of property, plant and equipment	—	10.8	9.0	—	19.8
Proceeds from property, plant and equipment insurance settlement	—	4.9	—	—	4.9
Intercompany notes issued	—	(289.8)	—	289.8	—
Intercompany notes proceeds	3.5	467.2	1.3	(472.0)	—
Intercompany capital investment	(341.7)	(5.1)	—	346.8	—
Intercompany capital distribution	—	—	(1.1)	1.1	—
Net cash used for investing activities	(397.8)	(505.3)	(2.7)	165.7	(740.1)
Financing activities:
Additions to revolving credit facilities	191.4	—	11.5	—	202.9
Repayments of revolving credit facilities	(150.5)	—	(49.2)	—	(199.7)
Additions to debt	—	—	592.7	—	592.7
Repayments of debt	—	(0.1)	(449.9)	—	(450.0)
Commercial card program	—	0.8	—	—	0.8
Debt issuance costs	(0.4)	—	—	—	(0.4)
Issuances of common stock, net of related minimum tax withholdings	(12.9)	—	—	—	(12.9)
Purchases of common stock	(73.8)	—	—	—	(73.8)
Excess tax benefits from share-based compensation	—	14.9	—	—	14.9
Advances from (repayments to) consolidated entities	477.9	(485.2)	7.3	—	—
Repayments to unconsolidated entity	—	(2.8)	—	—	(2.8)
Cash dividends paid to shareholders	(76.0)	—	—	—	(76.0)
Cash distributions paid to noncontrolling interests	—	—	(1.5)	—	(1.5)
Intercompany notes borrowing	—	—	289.8	(289.8)	—
Intercompany notes payments	—	(1.3)	(470.7)	472.0	—
Intercompany capital receipt	—	341.7	5.1	(346.8)	—
Intercompany capital return	—	1.1	—	(1.1)	—
Intercompany dividends	—	—	(22.1)	22.1	—
Net cash provided by (used for) financing activities	355.7	(130.9)	(87.0)	(143.6)	(5.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4
Increase (decrease) in cash and cash equivalents	2.1	4.5	(3.0)	—	3.6
Cash and cash equivalents at beginning of period	14.8	1.2	20.4	—	36.4
Cash and cash equivalents at end of period	$16.9	$5.7	$17.4	$—	$40.0

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Supplemental schedule of non-cash investing and financing activities:

The Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2014, do not include a $23.6 million non-cash transaction between a Guarantor Subsidiary and a Non-Guarantor Subsidiary to increase an intercompany capital investment in the Non-Guarantor Subsidiary nor to reflect the corresponding decrease in intercompany notes receivable. The additional investment into a Non-Guarantor Subsidiary was made through a non-cash conversion of an intercompany note receivable in the first quarter of fiscal 2014.

	Nine Months Ended June 30, 2014
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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$75.9	$745.9	$(65.2)	$(34.0)	$722.6
Investing activities:
Capital expenditures	—	(293.9)	(13.2)	—	(307.1)
Cash paid for purchase of business, net of cash acquired	—	(6.2)	—	—	(6.2)
Return of capital from unconsolidated entities	—	0.8	—	—	0.8
Proceeds from sale of property, plant and equipment	—	11.1	0.8	—	11.9
Proceeds from property, plant and equipment insurance settlement	—	7.7	—	—	7.7
Intercompany notes issued	(1.0)	(346.9)	—	347.9	—
Intercompany notes proceeds	0.2	263.1	—	(263.3)	—
Intercompany capital investment	—	0.4	—	(0.4)	—
Net cash used for investing activities	(0.8)	(363.9)	(12.4)	84.2	(292.9)
Financing activities:
Additions to revolving credit facilities	73.9	—	21.0	—	94.9
Repayments of revolving credit facilities	(48.0)	—	(24.2)	—	(72.2)
Additions to debt	—	—	226.2	—	226.2
Repayments of debt	(355.6)	—	(264.8)	—	(620.4)
Debt issuance costs	(1.1)	—	(0.7)	—	(1.8)
Cash paid for debt extinguishment costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	1.0	—	—	—	1.0
Excess tax benefits from share-based compensation	—	4.8	—	—	4.8
Advances from (repayments to) consolidated entities	313.3	(387.1)	73.8	—	—
Advances from unconsolidated entity	—	0.9	—	—	0.9
Cash dividends paid to shareholders	(53.7)	—	—	—	(53.7)
Cash distributions paid to noncontrolling interests	—	—	(3.9)	—	(3.9)
Intercompany notes borrowing	—	—	347.9	(347.9)	—
Intercompany notes payments	—	—	(263.3)	263.3	—
Intercompany capital return	—	—	(0.4)	0.4	—
Intercompany dividends	—	—	(34.0)	34.0	—
Net cash (used for) provided by financing activities	(70.3)	(381.4)	77.6	(50.2)	(424.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	4.8	0.6	(0.3)	—	5.1
Cash and cash equivalents at beginning of period	—	—	37.2	—	37.2
Cash and cash equivalents at end of period	$4.8	$0.6	$36.9	$—	$42.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Net sales of $2,530.9 million for the third quarter of fiscal 2014 increased $82.6 million, or 3.4%, over the third quarter of fiscal 2013, primarily as a result of the Tacoma Mill and NPG acquisitions, increased selling prices and increased display volumes. Total segment income decreased $11.5 million or 4.2% to $262.9 million in the third quarter of fiscal 2014 compared to the prior year quarter, primarily as a result of higher commodity, freight and other costs which were partially offset by the impact of the increase in net sales, increased productivity improvements and increased synergies from acquisitions.

Net income in the third quarter of fiscal 2014 was $133.3 million compared to $140.1 million in the third quarter of last year. Adjusted Net Income (as hereinafter defined) in the third quarter of fiscal 2014 decreased $14.5 million over the third quarter of last year to $143.6 million. Earnings per diluted share in the third quarter of fiscal 2014 were $1.82 per diluted share as compared to $1.91 per diluted share in the third quarter of last year. Adjusted Earnings Per Diluted Share (as hereinafter defined) in the third quarter of fiscal 2014 were $1.97 per diluted share as compared to $2.16 per diluted share in the third quarter of last year. Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense (as hereinafter defined) was $205.6 million and $629.8 million for the three and nine months ended June 30, 2014.

In the third quarter of fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.13 per diluted share and consisted primarily of $8.6 million of pre-tax integration and acquisition costs and $5.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed corrugated container plants and recycled collection facilities. In addition, the third quarter of fiscal 2014 included $2.5 million pre-tax or $0.02 per diluted share of inventory step-up expense related to inventory acquired in the Tacoma Mill acquisition.

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

In the nine months ended June 30, 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.42 per diluted share and consisted primarily of $24.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $24.4 million of pre-tax integration and acquisition costs. In addition, the nine months ended June 30, 2014 included $2.8 million pre-tax or $0.02 per diluted share of inventory step-up expense related to inventory acquired in the Tacoma Mill and NPG acquisitions.

We recorded a tax benefit of $3.47 per diluted share in the nine months ended June 30, 2013 for the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. The benefit was recorded in the second quarter of fiscal 2013 as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return. In the nine months ended June 30, 2013, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.55 per diluted share and consisted primarily of $13.4 million of pre-tax acquisition and integration costs and $46.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants.

We discuss the restructuring and other costs in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Consolidated)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2013	$2,287.1	$2,324.9	$2,448.3	$7,060.3	$2,485.1	$9,545.4
Fiscal 2014	$2,362.6	$2,393.6	$2,530.9	$7,287.1
% Change	3.3%	3.0%	3.4%	3.2%

Net sales in the third quarter of fiscal 2014 increased $82.6 million compared to the third quarter of fiscal 2013 primarily as a result of the Tacoma Mill and NPG acquisitions, increased selling prices and increased display volumes which were partially offset by lower volumes, excluding the acquisitions and display volumes, and lower recycled fiber selling prices. Net sales in the nine months ended June 30, 2014 increased $226.8 million compared to the nine months ended June 30, 2013 primarily as a result of increased selling prices, the Tacoma Mill and NPG acquisitions and higher volumes in the Consumer Packaging and Merchandising Displays segments which were partially offset by lower volumes in the Corrugated Packaging and Recycling segments.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2013	$1,877.6	$1,939.7	$1,951.6	$5,768.9	$1,930.0	$7,698.9
(% of Net Sales)	82.1%	83.4%	79.7%	81.7%	77.7%	80.7%

Fiscal 2014	$1,914.8	$1,966.4	$2,041.3	$5,922.5
(% of Net Sales)	81.0%	82.2%	80.7%	81.3%

Cost of goods sold as a percentage of net sales increased in the third quarter of fiscal 2014 compared to the prior year third quarter primarily resulting from higher commodity, freight and other costs which were partially offset by the impact of higher selling prices. After the impact of inflation and productivity improvements and net of volume, aggregate freight, shipping and warehousing costs increased $23.2 million, commodity costs increased $11.7 million, including aggregate fiber and board costs which increased $10.2 million, and energy costs increased $8.9 million. In addition, the third quarter of fiscal 2014 included the recognition of a $9.1 million gain related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone acquisition and the third quarter of fiscal 2013 included an $11.4 million benefit related to the restructuring and extension of our Jacksonville, FL recycled containerboard mill’s steam supply contract. Depreciation and amortization expense increased $13.5 million, group insurance expense increased $3.2 million and pension expense decreased $3.4 million, each as compared to the prior year quarter.

Cost of goods sold as a percentage of net sales decreased in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 primarily due to the increase in net sales from higher selling prices which was partially offset by higher commodity, energy, freight and other costs, including the impact of severe weather on the second quarter of fiscal 2014. After the impact of inflation and productivity improvements and net of volume, commodity costs increased $55.3 million, including aggregate fiber and board costs which increased $60.5 million, aggregate freight, shipping and warehousing costs increased $45.9 million and energy costs increased $37.7 million. As noted above, the nine months ended June 30, 2014 included a $9.1 million gain related to the recording of additional value of spare parts and the same period of the prior year included an $11.4 million benefit related to the restructuring and extension of a steam supply contract. Depreciation and amortization expense increased $20.7 million, group insurance expense increased $13.5 million, amortization of major maintenance outage expense, primarily in our containerboard mills, increased $10.6 million and pension expense decreased $8.0 million, each as compared to the prior year period.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2013	$223.0	$237.4	$243.9	$704.3	$250.0	$954.3
(% of Net Sales)	9.8%	10.2%	10.0%	10.0%	10.1%	10.0%

Fiscal 2014	$234.8	$245.5	$245.3	$725.6
(% of Net Sales)	9.9%	10.3%	9.7%	10.0%

Selling, general and administrative (“SG&A”) expenses increased $1.4 million in the third quarter of fiscal 2014 compared to the prior year period. SG&A expenses increased $21.3 million in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 primarily due to a $9.8 million increase in consulting and professional services expense and a $7.2 million increase in commissions expense which were partially offset by a $6.7 million decrease in pension costs.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $13.3 million and $23.5 million in the third quarter of fiscal 2014 and 2013, respectively. We recorded aggregate pre-tax restructuring and other costs of $45.1 million in the nine months ended June 30, 2014 compared to $52.0 million in the nine months ended June 30, 2013. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Acquisitions

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $341.7 million including an estimate of the expected working capital settlement. We believe the Tacoma Mill will be a strategic fit as the West Coast mill will improve our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On December 20, 2013, we acquired the stock of NPG Holding, Inc., a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers. We have included the results of NPG operations since the date of the acquisition in our consolidated financial statements in our Merchandising Displays segment.

We discuss these acquisitions in more detail in “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the third quarter of fiscal 2014 decreased to $23.9 million from $25.6 million for the same quarter last year and included amortization of deferred financing costs of $2.6 million compared to $2.5 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.8 million and amortization of deferred financing costs increased by $0.1 million.

Interest expense for the nine months ended June 30, 2014 decreased to $71.1 million from $81.9 million for the same period last year and included amortization of deferred financing costs of $7.7 million compared to $7.6 million for the same period of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $9.4 million, lower average interest rates decreased interest expense by approximately $1.5 million and amortization of deferred financing costs increased by $0.1 million.

Provision for Income Taxes

We recorded income tax expense of $76.9 million and $200.7 million for the three and nine months ended June 30, 2014, compared to income tax expense of $61.4 million and a benefit of $100.3 million for the three and nine months ended June 30, 2013. The effective tax rates for the three and nine months ended June 30, 2014 were approximately 36.4% and 37.9%, respectively. The effective tax rates for the three and nine months ended June 30, 2014 were different than the statutory rate primarily due to the impact of state taxes and a tax rate differential with respect to foreign earnings. In addition, the nine months ended June 30, 2014 included a $9.6 million charge to income tax expense in the second quarter of fiscal 2014 to reflect the impact of the state of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities to no longer have any value. We expect our effective tax rate to be approximately 35% to 37% in fiscal 2014, excluding the impact of discrete items.

The effective tax rates for the three and nine months ended June 30, 2013 were an expense of approximately 30.2% and a benefit of 22.1%, respectively. The effective tax rates for the three months ended June 30, 2013 was different than the statutory rate primarily due to a change in Canadian tax law, an additional benefit due to increased research and development tax credits and other tax account adjustments related to finalizing certain estimates included in our 2012 federal tax return. The effective tax rate for the nine months ended June 30, 2013 was additionally impacted by the second quarter of fiscal 2013 reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. The benefit was recorded as the Internal Revenue Service completed its examination of Smurfit-Stone’s 2009 tax return.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2013
Corrugated Packaging Segment Shipments - thousands of tons	1,869.6	1,860.0	1,922.2	5,651.8	1,921.7	7,573.5
Corrugated Containers Shipments - BSF	19.0	18.7	19.5	57.2	19.1	76.3
Corrugated Containers Per Shipping Day - MMSF	310.7	302.5	304.9	306.0	302.4	305.1

Fiscal 2014
Corrugated Packaging Segment Shipments - thousands of tons	1,803.8	1,809.5	1,961.8	5,575.1
Corrugated Containers Shipments - BSF	18.4	18.2	18.8	55.4
Corrugated Containers Per Shipping Day - MMSF	301.5	288.8	298.2	296.1

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter Fiscal 2013	$1,589.8	$137.6	8.7%
Second Quarter	1,608.2	107.6	6.7
Third Quarter	1,719.3	196.1	11.4
Nine Months Ended June 30, 2013	4,917.3	441.3	9.0
Fourth Quarter	1,744.4	237.5	13.6
Fiscal 2013	$6,661.7	$678.8	10.2%

First Quarter Fiscal 2014	$1,651.9	$157.7	9.5%
Second Quarter	1,651.7	133.1	8.1
Third Quarter	1,774.2	179.8	10.1
Nine Months Ended June 30, 2014	$5,077.8	$470.6	9.3%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $54.9 million in the third quarter of fiscal 2014 compared to the prior year quarter primarily due to the Tacoma Mill acquisition and higher corrugated selling prices which were partially offset by lower corrugated container volumes. Similarly, net sales of the Corrugated Packaging segment increased $160.5 million in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2014 decreased $16.3 million to $179.8 million compared to $196.1 million in the prior year third quarter. The decrease in segment income was primarily a result of higher commodity, freight and other costs and lower corrugated container volumes which were partially offset by the Tacoma Mill acquisition, higher selling prices, increased productivity improvements and increased synergies. Segment income in the third quarter of fiscal 2014 included the recognition of a $9.1 million gain related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone acquisition. Segment income in the third quarter of fiscal 2013 included an $11.4 million benefit related to the restructuring and extension of our Jacksonville, FL recycled containerboard mill’s steam supply contract. After the impact of inflation and productivity improvements and net of volume, aggregate freight, shipping and warehousing costs increased $13.9 million, energy costs increased $8.6 million and commodity costs increased $4.6 million, including aggregate fiber and board costs which increased $9.2 million, each as compared to the prior year quarter. Depreciation and amortization expense increased $13.2 million, amortization of major maintenance outage expense increased $2.6 million, group insurance expense increased $1.9 million, bad debt expense increased $1.9 million, commissions expense increased $1.9 million and pension costs decreased $2.4 million, each as compared to the prior year quarter.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2014 increased $29.3 million to $470.6 million compared to $441.3 million in the nine months ended June 30, 2013. The increase in segment income was primarily a result of higher selling prices, increased productivity improvements and increased synergies the Tacoma Mill acquisition which were partially offset by higher commodity, freight and other costs, including the impact of severe weather on the second quarter of fiscal 2014, and lower corrugated volumes excluding the acquisition. We estimate the impact of severe weather on the segment in the second quarter of fiscal 2014, as compared to our expectations going into the second quarter, to be $35 million pre-tax. Segment income in the third quarter of fiscal 2014 included the recognition of a $9.1 million gain related to spare parts and the prior year third quarter included an $11.4 million benefit related to the restructuring of a steam supply contract as noted above. After the impact of inflation and productivity improvements and net of volume, commodity costs increased $41.5 million, including aggregate fiber and board costs which increased $52.7 million, energy costs increased $31.6 million and aggregate freight, shipping and warehousing costs increased $33.4 million, each as compared to the prior year period. Amortization of major maintenance outage expense increased $12.4 million, group insurance expense increased $8.5 million, depreciation and amortization expense increased $20.3 million, commissions expense increased $4.6 million and pension costs decreased $5.2 million, each as compared to the prior year period.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2013
Consumer Packaging Segment Shipments - thousands of tons	368.5	380.1	396.2	1,144.8	403.0	1,547.8
Consumer Packaging Converting Shipments - BSF	4.9	5.2	5.3	15.4	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.3	82.4	84.3	82.9

Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1	386.0	394.3	1,158.4
Consumer Packaging Converting Shipments - BSF	5.0	5.3	5.2	15.5
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	83.3	83.0

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter Fiscal 2013	$452.8	$54.9	12.1%
Second Quarter	468.3	50.5	10.8
Third Quarter	482.1	59.1	12.3
Nine Months Ended June 30, 2013	1,403.2	164.5	11.7
Fourth Quarter	495.5	66.8	13.5
Fiscal 2013	$1,898.7	$231.3	12.2%

First Quarter Fiscal 2014	$472.1	$57.6	12.2%
Second Quarter	489.3	49.3	10.1
Third Quarter	497.0	59.6	12.0
Nine Months Ended June 30, 2014	$1,458.4	$166.5	11.4%

Net Sales (Consumer Packaging Segment)

The $14.9 million increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2014 compared to the prior year third quarter was primarily due to higher selling prices. Segment shipments were relatively flat compared to the prior year quarter.

The $55.2 million increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 was primarily due to higher selling prices and volumes. Segment shipments increased 1.2% for the nine months ended June 30, 2014 compared to the prior year period.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2014 increased $0.5 million to $59.6 million compared to the prior year quarter primarily due to higher selling prices which were partially offset by higher commodity and other costs. After the impact of inflation and productivity improvements and net of volume, commodity costs increased $10.2 million, including aggregate fiber and board costs which increased $8.0 million and aggregate freight, shipping and warehousing costs increased $2.3 million, each as compared to the prior year quarter.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2014 increased $2.0 million to $166.5 million compared to the nine months ended June 30, 2013 primarily due to higher selling prices and increased volume which were partially offset by higher commodity and other costs, including the impact of severe weather on the second quarter of fiscal 2014. We estimate the impact of severe weather on the second quarter of fiscal 2014 for the segment, as compared to our expectations going into the second quarter, to be $8 million pre-tax. After the impact of inflation and productivity improvements and net of volume, commodity costs increased $22.0 million, including aggregate fiber and board costs which increased $18.6 million, energy costs increased $6.2 million and aggregate freight, shipping and warehousing costs increased $2.9 million, each as compared to the prior year period. Group insurance expense increased $5.5 million and bad debt expense decreased $3.4 million, each as compared to the prior year quarter.

Merchandising Displays (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter Fiscal 2013	$161.9	$11.8	7.3%
Second Quarter	162.1	12.7	7.8
Third Quarter	166.4	17.2	10.3
Nine Months Ended June 30, 2013	490.4	41.7	8.5
Fourth Quarter	184.2	22.7	12.3
Fiscal 2013	$674.6	$64.4	9.5%

First Quarter Fiscal 2014	$184.6	$19.3	10.5%
Second Quarter	213.0	17.0	8.0
Third Quarter	225.1	21.4	9.5
Nine Months Ended June 30, 2014	$622.7	$57.7	9.3%

Net Sales (Merchandising Displays Segment)

Our Merchandising Displays segment net sales increased $58.7 million or 35.3% for the third quarter of fiscal 2014 compared to the prior year third quarter primarily due to higher volumes driven by customer promotional activity and net sales from the NPG acquisition completed in December 2013. Our Merchandising Displays segment net sales increased $132.3 million or 27.0% for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 primarily due to higher volumes driven by customer promotional activity and sales from the NPG acquisition. Approximately two-thirds of the increase in net sales from both periods was organic sales growth.

Segment Income (Merchandising Displays)

Segment income attributable to the Merchandising Displays segment increased $4.2 million in the third quarter of fiscal 2014 compared to the prior year third quarter primarily due to higher volumes, including the NPG acquisition, which were partially offset by higher commodity and other costs including higher costs associated with supporting and onboarding new business including increased commissions expense and increased aggregate freight, shipping and warehousing costs. Similarly, segment income attributable to the Merchandising Displays segment increased $16.0 million in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
First Quarter Fiscal 2013	$126.8	$4.3	3.4%
Second Quarter	130.7	3.5	2.7
Third Quarter	123.6	2.0	1.6
Nine Months Ended June 30, 2013	381.1	9.8	2.6
Fourth Quarter	113.0	4.6	4.1
Fiscal 2013	$494.1	$14.4	2.9%

First Quarter Fiscal 2014	$99.6	$0.1	0.1%
Second Quarter	90.1	2.8	3.1
Third Quarter	85.4	2.1	2.5
Nine Months Ended June 30, 2014	$275.1	$5.0	1.8%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2013	1,945.0	1,802.5	1,819.2	5,566.7	1,826.6	7,393.3
Fiscal 2014	1,562.5	1,564.0	1,573.6	4,700.1

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $38.2 million for the third quarter of fiscal 2014 compared to the prior year third quarter primarily due to lower volumes and recovered fiber prices as a result of soft global markets for recovered fiber, including exports to China, and collection facility closures during the past year. Similarly, our Recycling segment net sales decreased $106.0 million for the nine months ended June 30, 2014 compared to the prior year period.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment was relatively flat in the third quarter of fiscal 2014 compared to the prior year third quarter primarily due to cost structure improvements which were partially offset by lower volumes. Segment income attributable to the Recycling segment decreased $4.8 million in the nine months ended June 30, 2014 compared to the prior year period primarily due to lower volumes which were partially offset by cost structure improvements.

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

Cash and cash equivalents were $40.0 million at June 30, 2014 and $36.4 million at September 30, 2013. At June 30, 2014 and September 30, 2013, total debt was $2,986.4 million and $2,844.8 million, respectively. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.5 billion at June 30, 2014. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of those covenants at June 30, 2014.

On September 27, 2012, we entered into the Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. In December 2012, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At June 30, 2014, available borrowings under the revolving credit portion of the Credit Facility were approximately $1.3 billion.

On December 21, 2012, we amended and increased the Receivables Facility to $700.0 million, extended the maturity date of the Receivables Facility to December 18, 2015, and amended, among other things, certain restrictions on what constitutes eligible receivables under the facility and lowered borrowing costs. On August 30, 2013, we amended our Receivables Facility to allow for the exclusion of eligible receivables of specific customers each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each customer may not exceed 2.5% of the aggregate outstanding balance of all eligible receivables. On November 25, 2013, we amended our Receivables Facility to allow for the sale of certain receivables outstanding as of November 1, 2013. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. At June 30, 2014, borrowing availability under this facility exceeded $0.2 billion.

See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the Credit Facility and Receivables Facility.

On November 25, 2013, we entered into the A/R Sales Agreement to sell, on a revolving basis, all of the short term receivables generated from certain customer trade accounts to a third party financial institution, until the agreement is terminated by either party. On February 3, 2014, we amended the A/R Sales Agreement to increase the maximum funding from receivables that may be sold at any time from $125 million to $205 million. See “Note 10. Fair Value” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the A/R Sales Agreement.

Cash Flow Activity

Net cash provided by operating activities during the nine months ended June 30, 2014 and June 30, 2013 was $749.1 million and $722.6 million, respectively. The increase in the current year period is primarily due to proceeds from the net sale of $141.3 million of accounts receivables in connection with the A/R Sales Agreement, the impact of increased aggregate net income, deferred taxes and depreciation and amortization, which were partially offset by increased pension funding in the current year period and a greater use of working capital excluding the previously mentioned sale of accounts receivables in the nine months ended June 30, 2014 compared to the prior year period. The prior year period’s consolidated net income and deferred income tax benefit included the offsetting impact of the reversal of $254.1 million of tax reserves related to alternative fuel mixture credits acquired in the Smurfit-Stone Acquisition. See “Note 7. Income Taxes” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information.

Net cash used for investing activities was $740.1 million during the nine months ended June 30, 2014 compared to $292.9 million for the comparable period of the prior year. Net cash used for investing activities in the nine months ended June 30, 2014 consisted primarily of $377.7 million of capital expenditures and $400.7 million for the acquisition of the Tacoma Mill and NPG that were partially offset by proceeds from the sale of various assets, the return of capital from unconsolidated entities and insurance proceeds. Net cash used for investing activities in the nine months ended June 30, 2013 consisted primarily of $307.1 million of capital expenditures and $6.2 million for the purchase of a business that were partially offset by proceeds from the sale of property, plant and equipment and insurance proceeds. We estimate fiscal 2014 capital expenditures will be approximately $550 to $575 million, including capital required for the newly acquired Tacoma Mill, compared to $440.4 million in fiscal 2013. The estimated increase over fiscal 2013 levels includes approximately $11 million for estimated Boiler MACT spending that will be part of our total estimated Boiler MACT capital investment of approximately $70 million at our containerboard mills. Additionally, we anticipate spending an estimated $18 million in fiscal 2014 on a project with a total estimated cost of $68 million to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950s power boilers. The fluidized bed biomass boiler project is expected to be completed in fiscal 2016, and once implemented, is expected to achieve an attractive return while addressing the Boiler MACT requirements at the mill. We also plan to build a new wood yard, digester feed and chip delivery system at our Florence, SC containerboard mill at a cost of approximately $49 million that we expect to complete at the end of fiscal 2014. In addition, it includes the final phase of the Hopewell modernization project we completed in May 2014 by installing a shoe press, new paper machine drives and a dryer section. The project provides the opportunity to increase our linerboard capacity to approximately 527,000 tons per year, or produce the pre-outage amount of linerboard with reduced energy costs. We successfully met our project goals and our customers have provided feedback that sheet quality is excellent. Lastly, we expect to install seven EVOL flexo folder gluers in fiscal 2014 and begin spending on another ten EVOLs to be installed in fiscal 2015 as we continue to modernize our box plant system. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital spending to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

Net cash used for financing activities was $5.8 million during the nine months ended June 30, 2014 compared to $424.3 million for the comparable period of the prior year. In the nine months ended June 30, 2014, net cash used for financing activities consisted primarily of the net borrowings aggregating $146.7 million, purchases of Common Stock of $73.8 million and cash dividends paid to shareholders of $76.0 million. In the nine months ended June 30, 2013, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $371.5 million and cash dividends paid to shareholders of $53.7 million. The decrease in net cash used for financing activities in the nine months ended June 30, 2014 was primarily due to net borrowings in the nine months ended June 30, 2014 compared to the net repayment of debt in the same period of the prior year. The increased borrowings in the current year period primarily reflect the increased acquisition activity, increased capital expenditures, Common Stock purchases and increased dividends paid to shareholders in the nine months ended June 30, 2014.

At June 30, 2014, the U.S. federal, state and foreign net operating losses, Cellulosic Biofuel Producer Credits, Alternative Minimum Tax credits and other U.S. federal and state tax credits available to us aggregated approximately $361 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the U.S. federal net operating losses in fiscal 2014 and the remaining Cellulosic Biofuel Producer, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years. State net operating losses and credits will be used over a longer period of time. Therefore, we expect our cash tax payments to be materially less than our income tax expense in fiscal 2014 and 2015 and moderately lower in fiscal 2016. However, it is possible that our utilization may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors.

We made contributions of $218.8 million to our pension and supplemental retirement plans during the nine months ended June 30, 2014. Based on current facts and assumptions, adjusted for the impact of plan year changes for certain plans, we anticipate contributing a total of approximately $225 million in fiscal 2014 and $209 million in fiscal 2015 to our qualified and supplemental defined benefit pension plans, including approximately $26 million paid in the third quarter of fiscal 2014 related to our unfunded SERP. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. We do not expect to be required to make additional pension plan contributions as a result of the offer to settle certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit as discussed in “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In July 2014, our board of directors approved our August 2014 quarterly dividend of $0.35 per share and in each of May 2014, February 2014 and November 2013 we paid a quarterly dividend of $0.35 per share, indicating a current annualized cash dividend of $1.40 per share on our Common Stock.

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

We have also defined the non-GAAP financial measure “Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense” to be the sum of the non-GAAP measure Net Debt (Increase) Repayment, and the following GAAP cash flow statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities, Purchases of common stock and Pension and other postretirement funding more than expense. Our management uses Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense, along with other factors, to evaluate our performance. Net Debt (Increase) Repayment is the difference between Net Debt at two points in time. We believe that this measure is an appropriate supplemental measure of financial performance and may be useful to investors because it provides a measure of cash generated for the benefit of shareholders.

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year for various periods (in millions):

	Jun 30, 2014	Mar 31, 2014	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Sep 30, 2012
Current Portion of Debt	$63.1	$32.0	$2.9	$54.1	$29.7	$261.3
Long-Term Debt Due After One Year	2,923.3	2,634.8	2,841.9	2,972.3	3,149.3	3,151.2
Total Debt	2,986.4	2,666.8	2,844.8	3,026.4	3,179.0	3,412.5
Less: Hedge Adjustments Resulting From Fair Value Interest Rate Derivatives or Swaps	—	—	—	—	—	(0.1)
	2,986.4	2,666.8	2,844.8	3,026.4	3,179.0	3,412.4
Less: Cash and Cash Equivalents	(40.0)	(32.2)	(36.4)	(42.3)	(51.3)	(37.2)
Net Debt	$2,946.4	$2,634.6	$2,808.4	$2,984.1	$3,127.7	$3,375.2

Net Debt (Increase) Repayment - QTR	$(311.8)			$143.6
Net Debt (Increase) Repayment - YTD	$(138.0)			$391.1

Net Debt (Increase) Repayment in the three and nine months ended June 30, 2014 was impacted by the Tacoma Mill and NPG acquisitions. See “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information.

Set forth below is a calculation of Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense for the three and nine months ended June 30, 2014 using the various non-GAAP and GAAP measures referenced above (in millions):

	Three Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2014
Net Debt Increase	$(311.8)	$(138.0)
Cash dividends paid to shareholders	25.1	76.0
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	340.7	400.7
Purchases of common stock	20.8	73.8
Pension and postretirement funding more than expense	130.8	217.3
Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisition / Investments, Stock Repurchases and Pension Funding in Excess of Expense	$205.6	$629.8

Set forth below is a calculation of Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Funding in Excess of Expense for the three and nine months ended June 30, 2013 using the various non-GAAP and GAAP measures referenced above (in millions):

	Three Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2013
Net Debt Repayment	$143.6	$391.1
Cash dividends paid to shareholders	21.6	53.7
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	6.2	6.2
Pension and postretirement funding more than expense	45.0	87.5
Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisition / Investments, Stock Repurchases and Pension Funding in Excess of Expense	$216.4	$538.5

Set forth below is a reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax), for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to Rock-Tenn Company shareholders	$133.3	$140.1	$325.8	$550.8
Alternative fuel mixture tax credit tax reserve adjustment	—	—	—	(252.9)
Restructuring and other costs and operating losses and transition costs due to plant closures	8.7	18.0	30.4	39.9
Acquisition inventory step-up	1.6	—	1.8	—
Loss on extinguishment of debt	—	—	—	0.2
Adjusted Net Income	$143.6	$158.1	$358.0	$338.0

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure, Earnings per diluted share (in dollars per share), for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings per diluted share	$1.82	$1.91	$4.46	$7.55
Alternative fuel mixture tax credit tax reserve adjustment	—	—	—	(3.47)
Restructuring and other costs and operating losses and transition costs due to plant closures	0.13	0.25	0.42	0.55
Acquisition inventory step-up	0.02	—	0.02	—
Adjusted Earnings Per Diluted Share	$1.97	$2.16	$4.90	$4.63

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, plan, may, believe, project, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2014, as well as amounts and timing of specific projects; our estimate of the cost and timing of compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; the amounts of our anticipated contributions to our qualified and supplemental defined benefit pension plans in fiscal 2014 and fiscal 2015; our expectation that buyer-specific synergies will arise after the acquisition of NPG (e.g., enhanced reach of the combined organization and increased vertical integration) and its assembled work force; our expectation that buyer-specific synergies will arise after the acquisition of the Tacoma Mill (e.g., enhanced reach of the combined organization and synergies) and its assembled work force; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations; our expectations to partially settle obligations under certain of our defined benefit pension plans through lump sum payments to certain eligible former employees including the timing thereof (the “Pension Offer”); our estimate that former employees representing between $200 million and $300 million of aggregate pension benefit obligation will accept the Pension Offer, our expectation that we will not be required to make additional contributions into these plans related to the Pension Offer; our expectation that each impacted plan’s funded status will remain materially unchanged as a result of the proposed Pension Offer; a current annualized dividend rate of $1.40 per share on our Common Stock; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; we expect to utilize the U.S. federal net operating losses in fiscal 2014 and the remaining Cellulosic Biofuel Producer, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years and state net operating losses and credits over a longer period of time; we expect our cash tax payments to be materially less than our income tax expense in fiscal 2014 and 2015 and moderately lower in fiscal 2016; our expectation that we will be largely completed with our Smurfit-Stone integration activities in fiscal 2014; our expectation that our effective tax rate will be approximately 35% to 37% in fiscal 2014, excluding the impact of discrete items; our belief that our acquisition of Tacoma Mill will be a strategic fit as the West Coast mill will improve our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system; and our expectation that, based on our current stock compensation awards, ASU 2014-12 will not have a material effect on our consolidated financial statements.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; investment performance, discount rates and return on pension plan assets; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of alternative fuel mixture credits and Cellulosic Biofuel Producer Credits; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price increases, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price changes and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or dispute resolutions on our consolidated financial condition, results of operations or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital spending or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2013 Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan, as amended in November 2013, allows for the repurchase of a total of 9.2 million shares of Common Stock, an increase from the 6.0 million previously authorized. We had 5.0 million shares available for repurchase after the November 2013 amendment. Pursuant to our repurchase plan, in the three months ended June 30, 2014, we repurchased 206,451 shares for an aggregate cost of $20.8 million. As of June 30, 2014, we had approximately 4.2 million shares of Common Stock available for repurchase.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	$—	—	4,440,175
May 1, 2014 through May 31, 2014	33,562	99.72	33,562	4,406,613
June 1, 2014 through June 30, 2014	172,889	100.99	172,889	4,233,724
Total	206,451		206,451

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	August 6, 2014	By:	/s/ Ward H. Dickson
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