Form 10-K
period 2014-09-30
Rock-Tenn CO
filed 2014-11-24
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2014, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $52.79 per share of Class A Common Stock as reported on the New York Stock Exchange on such date), was approximately $7,424 million.
As of November 7, 2014, the registrant had 140,051,129 shares of Class A Common Stock outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, are incorporated by reference in Parts II and III.

ROCK-TENN COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2004 Incentive Stock Plan	Amended and Restated 2004 Incentive Stock Plan
A/R Sales Agreement	As defined on p. 33
AFMC	Alternative fuel mixture credits
AGI In-Store	A.G. Industries, Inc.
Antitrust Litigation	As defined on p. 18
APBO	Accumulated postretirement benefit obligation
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billions of square feet
CBAs	Collective bargaining agreements
CBPC	Cellulosic biofuel producers credits
CEO	Chief Executive Officer
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFO	Chief Financial Officer
Code	The Internal Revenue Code of 1986, as amended
Common Stock	Our Class A common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Agreement EBITDA	As defined on p. 70
Credit Facility	Our unsecured Amended and Restated Credit Agreement
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder
ESPP Plan	The 1993 Employee Stock Purchase Plan, as amended and restated
Exchange Act	Securities Exchange Act of 1934, as amended
Exchanged Notes	As defined on p. 69
FASB	Financial Accounting Standards Board
FIFO	First-in first-out inventory valuation method
FIP	Funding improvement plan
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GMI	GMI Group
Guarantor Subsidiaries	Certain of our 100% owned domestic subsidiaries
IRS	Internal Revenue Service
Leverage Ratio	The ratio of our total funded debt less certain amounts of unrestricted cash, to Credit Agreement EBITDA, as defined in the Credit Facility, for the preceding four fiscal quarters
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
March 2019 Notes	$350.0 million aggregate principal amount of 4.45% senior notes due March 2019

Term or Acronym	Definition

March 2020 Notes	$350.0 million aggregate principal amount of 3.50% senior notes due March 2020
March 2022 Notes	$400.0 million aggregate principal amount of 4.90% senior notes due March 2022
March 2023 Notes	$350.0 million aggregate principal amount of 4.00% senior notes due March 2023
MEPPs	Multiemployer pension plans
Mid South	Mid South Packaging LLC
MMSF	Millions of square feet
Non-Guarantor Subsidiaries	The consolidated subsidiaries of the Company that are not guarantors of the guaranteed notes
NOV	Notice of Violation
NPG	NPG Holding, Inc.
Obligations	As defined on p. 86
OSHA	The Occupational Safety and Health Act
Our Notes	The March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes
Parent	Rock-Tenn Company
Pension Act	Pension Protection Act of 2006
Pension Offer	As defined on p. 11
PRPs or PRP	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	Our receivables backed financing facility
RP	Rehabilitation plan
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Seven Hills	Seven Hills Paperboard LLC
SERP	Supplemental executive retirement plan
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	Our May 27, 2011 acquisition of Smurfit-Stone
Supplemental Plans	Supplemental retirement savings plans
Tacoma Mill	The Simpson Tacoma Kraft Paper Mill
TNH	Timber Note Holdings LLC
USW	United Steelworkers Union
U.S.	United States

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

We are one of North America's leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in the United States, Canada, Mexico, Chile, Argentina and Puerto Rico.

In the first quarter of fiscal 2014, we announced a realignment of our operating responsibilities and a related change to our segments for financial reporting purposes. Following the realignment we now report our results of operations in the following four reportable segments: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. We have reclassified our results for all periods presented herein. For additional information and segment financial information, see “Note 17. Segment Information” of the Notes to Consolidated Financial Statements included herein.

Products

Corrugated Packaging Segment

We are one of the largest producers of containerboard measured by tons produced and one of the largest producers of high graphics preprinted linerboard in North America. We operate an integrated system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to advertise and sell their products. We also provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally. Sales of corrugated packaging products to external customers accounted for 68.4%, 68.6% and 65.7% of our net sales in fiscal 2014, 2013 and 2012, respectively.

Consumer Packaging Segment

We operate paperboard mills and consumer packaging converting operations. Our consumer packaging converting operations include folding carton converting operations as well as our 65% owned solid fiber interior packaging converting operations. We operate an integrated system of recycled mills and a bleached paperboard mill that produce paperboard for our converting operations and third parties. We believe we operate one of the largest and lowest cost 100% coated recycled paperboard mill systems in North America as measured by tons produced. We manufacture bleached paperboard and market pulp at our Demopolis, AL mill and believe it is one of the lowest cost solid bleached sulphate paperboard mills in North America because of cost advantages achieved through original design, process flow, relative age of its recovery boiler and hardwood pulp line replaced in the early 1990s and access to hardwood and softwood fiber. Our Seven Hills joint venture manufactures gypsum paperboard liner for sale to our joint venture partner. We internally consume or sell our coated recycled and bleached paperboard to manufacturers of folding cartons and other paperboard products. We internally consume or sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products.

We are one of the largest manufacturers of folding cartons in North America and believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding cartons are used to package food, paper, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. We also manufacture express mail envelopes for the overnight courier industry. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals and to the automotive industry. Sales of consumer packaging products to external customers accounted for 19.7%, 19.6% and 20.5% of our net sales in fiscal 2014, 2013 and 2012, respectively.

Merchandising Displays Segment

We believe we are the largest manufacturer of temporary promotional point-of-purchase displays in North America measured by net sales. We manufacture and assemble (pack out) temporary and permanent point-of-purchase displays. We design, manufacture and, in many cases, pack temporary displays for sale to consumer products companies and retailers. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked and, therefore, are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture and distribute point of sale material utilizing litho, screen, and digital printing technologies. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics. Sales of merchandising display products to external customers accounted for 8.4%, 6.9% and 7.0% of our net sales in fiscal 2014, 2013 and 2012, respectively.

Recycling Segment

We believe we are one of the largest paper recyclers in North America. Our recycling operations provide substantially all of the recycled fiber to our mills and we sell to third parties. Our recycling operations procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade and bale recovered paper and after sorting and baling, we transfer it to our mills for processing, or sell it, principally to U.S. manufacturers of paperboard or containerboard as well as manufacturers of tissue, newsprint, roofing products and insulation and to export markets. We also collect aluminum and plastics for resale to manufacturers of these products. Our waste services business arranges recycling and waste disposal services for its customers. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts as well as our recycled paperboard and containerboard mills and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard and containerboard mills, ensuring availability of supply with reduced shipping costs. Sales to external customers accounted for 3.5%, 4.9% and 6.8% of our net sales in fiscal 2014, 2013 and 2012, respectively.

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil and electricity at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), natural gas, coal and fuel oil to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paperboard machines. We use primarily electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental Regulation” for additional information regarding our project to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill as well as other energy related spending.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck and intermodal) and freight rates, which are influenced by supply and demand and fuel costs.

Sales and Marketing

Our top 10 external customers represented approximately 15% of consolidated net sales in fiscal 2014, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have a material adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers. In fiscal 2014, products sold to our top 10 customers by segment represented 17%, 24%, 63% and 36% of our external sales in our Corrugated Packaging segment, Consumer Packaging segment, Merchandising Displays segment and Recycling segment, respectively.

During fiscal 2014, we sold approximately half of our coated recycled paperboard mills’ production and bleached paperboard production to internal customers, primarily to manufacture folding cartons, and we sold approximately two-thirds of our containerboard production, including trade swaps and buy/sell transactions, to internal customers to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the Seven Hills production previously described and our Aurora, IL production converted into book covers and other products, we supply approximately two-fifths of our specialty mills’ production to internal customers, primarily to manufacture interior partitions. Our mills’ sales volumes may therefore be directly impacted by changes in demand for our packaging products.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 17. Segment Information” of the Notes to Consolidated Financial Statements included herein.

Competition

The packaging products, paperboard and containerboard industries are highly competitive, and no single company dominates any of those industries. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating in North America that manufacture various grades of paperboard and containerboard and, to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated packaging products companies that manufacture paperboard or containerboard and numerous smaller non-integrated companies. In the corrugated packaging and folding carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper, including brokers and companies that export recovered paper to international markets.

Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business, the award of new business or the renewal of business at substantially different terms from larger customers may have a significant impact on our results of operations.

The primary competitive factors in the packaging products and paperboard and containerboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and we evaluate our performance with annual customer surveys. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

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

Governmental Regulation

Health and Safety Regulations

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including OSHA and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or we have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Regulation

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the EPA. In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

In 2004, the EPA promulgated a MACT regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as Boiler MACT. The EPA also published notice in March 2011 that it would reconsider certain aspects of Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011

Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on the EPA’s review of existing and new data provided after the March 2011 standards were issued. For the Company’s boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. Several environmental, industry and other groups have filed legal challenges to the December 2012 final Boiler MACT rules. We cannot predict with certainty how any of the legal challenges will impact our Boiler MACT strategies and costs.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec, has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and GHG standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or operating costs could increase materially.

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

We also face potential liability under CERCLA and analogous state laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as PRPs and are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. Liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations. Based on current facts and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of additional contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

We estimate that we will spend approximately $115 million for capital expenditures during fiscal 2015 in connection with matters relating to environmental compliance, including anticipated expenditures on Boiler MACT and the Demopolis biomass boiler project. The expenditures in fiscal 2015 includes the current year portion of our estimated $55 million total investment to complete our Boiler MACT projects at our containerboard mills as well as the continued work on our Demopolis, AL bleached paperboard mill project to build a new fluidized bed biomass boiler that will replace two 1950s power boilers and address the Boiler MACT requirements at the mill. The Demopolis project has been expanded to add a gas package boiler to provide steam and non-condensable gas incineration backup capability for the mill. The expanded project has a total estimated cost of $89 million and is expected to start-up in fiscal 2016. It is possible that our capital expenditure assumptions may change, project completion dates may change, and our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering and implementation work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

Patents and Other Intellectual Property

We hold a substantial number of patents and pending patent applications in the U.S. and foreign countries. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. It also includes exclusive rights to substantial proprietary packaging system technology in the U.S. obtained under license from OTOR S.A. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Some of our more important marks are: AngelCote®, AngelBrite®, CartonMate®, Millennium®, MillMask®, BlueCuda®, EcoMAX®, Clik Top®, Hi-Tech®, Bio-Pak®, Bio-Plus®, Bio-Plus Earth®, Fold-Pak®, Smartserv®, CaseMate®, CitruSaver®, WineGuard®, Pop-N-Shop®, RockSolid®, Meta®, Meta Tray-8®, Meta Wrap-8®, DuraTote®, and DuraFreeze®. Our patents and trademarks have various expiration dates through 2028. Our patents, trademarks and other intellectual property rights, particularly those relating to our corrugated container, folding carton, interior packaging and display operations, are important to our operations as a whole.

Employees

At September 30, 2014, we had approximately 26,600 employees. Of these employees, approximately 19,100 were hourly and approximately 7,500 were salaried. Approximately 12,200 of our hourly employees are covered by collective bargaining agreements, which most frequently have three or four year terms. Approximately 4,000 of our employees are working under expired contracts and approximately 1,700 of our employees are covered under CBAs that expire within one year.

While we have experienced isolated work stoppages in the past, we have been able to resolve them and we believe that working relationships with our employees are generally good. While the terms of our CBAs may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

We entered into a master agreement with the USW that applies to substantially all of our facilities represented by the USW.  The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship.  Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms.  Wage increases specified in the master agreement will not begin until the local facility agreements have been negotiated and ratified.  The master agreement covers 54 of our U.S. facilities and approximately 7,000 of our employees.

Available Information

Our Internet address is www.rocktenn.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, our nominating and corporate governance committee, and our finance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and Senior Financial Officers. Any amendments to, or waiver from, any provision of the codes will be posted on the Company's website at the address above. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: Rock-Tenn Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, plan, may, believe, project, intend, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2015 and that we expect our capital investment to continue in a similar range for the next three years, as well as amounts and timing of specific projects (including in connection with matters relating to environmental compliance, such as anticipated expenditures on Boiler MACT and the Demopolis biomass boiler project); our total multi-year estimated Boiler MACT capital investment at our containerboard mills; our expectation that we have more opportunities in our mill system to improve the productivity and cost structure, including projects such as converting to a carbonate caustic pulping process at our Stevenson, AL containerboard mill which is expected to improve yield and reduce cost; our belief that we have significant opportunity to improve our performance via capital investment in our box plant system, the most prominent investments being in the converting equipment in our box plants; our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; the amounts of our anticipated contributions to our qualified and supplemental defined benefit pension plans in fiscal 2015 and the range of contributions in fiscal 2016 through 2018 and fiscal 2019; our expectation that buyer-specific synergies will be achieved with respect to the acquisition of NPG and AGI In-Store (e.g., enhanced reach of the combined organization and increased vertical integration); our expectation that buyer-specific synergies will be achieved with respect to the acquisition of Mid-South and GMI (e.g., enhanced geographic reach of the combined organization and increased vertical integration); our belief that the acquisitions of AGI In-Store support our strategy to provide a more holistic portfolio of innovative in-store marketing solutions; our belief that we have significant opportunity to improve our performance via capital investment in our box plant system; our expectation that we will make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets of AGI In-Store for an as yet to be determined amount not to exceed $2.0 million; our expectation that buyer-specific synergies will arise after the acquisition of the Tacoma Mill (e.g., enhanced reach of the combined organization and synergies) and its assembled work force; our belief that NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our belief that certain MEPPs in which we participate have material unfunded vested benefits; although the plan data for fiscal 2014 is not yet available, we would expect to continue to exceed 5% of total plan contributions to certain MEPPs; our expectations to partially settle obligations under certain of our defined benefit pension plans through lump sum payments to certain eligible former employees including the timing thereof (the “Pension Offer”); our estimate that former employees representing approximately $150 million to $175 million of aggregate pension benefit obligation will accept the Pension Offer in fiscal 2015, our estimate that we expect to complete the second and final phase of the lump sum settlements in the first quarter of fiscal 2015 and incur an estimated $15.0 million to $25.0 million pre-tax charge subject to the percentage of former employees that accept the offer and other factors; our expectation that we will not be required to make additional contributions into these plans related to the Pension Offer; our expectation that each impacted plan’s funded status will remain materially unchanged as a result of the Pension Offer; a current annualized dividend of $0.75 per share on our Common Stock; our expectation that in the first half of fiscal 2015 we will complete a project under which we have been systematically identifying, counting and valuing the parts at mills acquired in the Smurfit-Stone Acquisition; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; the effect of a hypothetical 10% increase on the prices of various commodities, freight and energy; our belief that our future estimates or assumptions used to estimate allowances will not materially change; that we expect our cash tax payments to be materially less than our income tax expense in fiscal 2015, significantly lower in fiscal 2016 and similar in fiscal 2017; that we expect to utilize our remaining CBPC, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years; that, as we have utilized nearly all of our U.S. federal net operating losses in fiscal 2014, we expect to receive increased tax benefits from a greater domestic manufacturer’s deduction which is limited by federal taxable income after the use of federal net operating losses while state net operating losses and credits will be used over a longer period of time; our expectation that our effective tax rate in fiscal 2015 will be approximately 34% to 36%, excluding the impact of discrete items; our expectation that the AGI In-Store, Tacoma Mill, GMI and Mid South’s goodwill and intangibles will be amortizable for income tax purposes; our belief that integration activities related to the Smurfit-Stone Acquisition will continue into fiscal 2015; our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities and our ability to achieve operating efficiencies; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; our belief that the currently expected outcome of any environmental proceeding or claim that is pending or threatened against us with respect to our Hopewell, VA containerboard mill will not have a material adverse effect on our results of operations, financial condition or cash flows; the expectation that the expanded Demopolis project will start-up in fiscal 2016; our belief that we have properly contained asbestos and/or have trained our employees in an effort to ensure that no rules or regulations are violated in the maintenance of our facilities where asbestos is present; the impact of any gain or loss of a customer’s business; our expectations surrounding credit loss rates; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure including our expectation that the integration of closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; our recording of net deferred tax assets to the extent we believe such assets are more likely than not to be realized; our expectation that we will close our Cincinnati, OH specialty recycled paperboard mill in the first quarter of fiscal 2015; the Antitrust Litigation and other lawsuits and claims arising out of the conduct of our business; our belief that should we incur production disruptions for recycled or bleached paperboard or containerboard we would be able to source significant replacement quantities from other suppliers; and our expectation that, based on our current stock compensation awards, ASU 2014-12 and ASU 2014-08 will not have a material effect on our consolidated financial statements.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of AFMC and CBPC; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies; estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation (as hereinafter defined) or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A. “Risk Factors.” The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

• We May Incur Business Disruptions

We take measures to minimize the risks of disruption at our facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions of varied duration. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy. These types of disruptions could materially adversely affect our earnings to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

• We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar or the impact of a stronger U.S. dollar may negatively impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate, or deferred tax assets and liabilities. Changes in the U.S., and to a lesser extent the global economy, could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

• We May be Unable to Successfully Complete and Finance Acquisitions

We have completed several acquisitions in recent years and may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete and finance acquisitions, integrate acquired operations into our existing operations, realize the anticipated synergies and business opportunities or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results, or that the terms of the acquisition debt financing and our increased indebtedness following an acquisition, as well as any potential underfunded pension and postretirement liabilities of the acquired operations, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Acquired operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact that the future emissions standards and climate change initiatives, including initiatives such as regulations on emissions from certain industrial boilers, and government’s enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a PRP at various third-party disposal sites pursuant to U.S. federal or state statutes. There can be no assurance that any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments or business disruptions associated with regulatory compliance, will not be material to our results of operations, financial condition or cash flows. See Item 1. “Business — Governmental Regulation.”

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

• Work Stoppages and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our employees in North America are governed by CBAs. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate without unfavorable terms. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected. See Item 1. “Business — Employees” for information regarding employees working under expired contracts and employees covered under CBAs that expire within one year.

• We May Incur Increased Employee Benefit Costs, Our Underfunded Pension Plans Will Require Additional Cash Contributions and We May Incur Increased Funding Requirements in the MEPPs in Which We Participate

Employee healthcare costs in recent years have continued to rise. The Patient Protection and Affordable Care Act has resulted in significant healthcare cost increases. Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Our pension plan assets are primarily made up of equity, fixed income and alternative investments. Fluctuations in market performance of these assets and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. During 2006, Congress passed the Pension Act with the stated purpose of improving the funding of U.S. private pension plans. The Pension Act imposes stricter funding requirements, introduces benefit limitations for certain underfunded plans and requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We have made contributions to our pension plans and expect to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act, Canadian pension requirements and other regulations. There can be no assurance that such changes, including turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

At September 30, 2014, the underfunded liability of our qualified and supplemental executive retirement defined benefit pension plans determined in accordance with GAAP was approximately $1.1 billion. We will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years in order to meet future funding requirements and satisfy current service obligations under the plans. These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. There can be no assurance that such changes, including turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flow Activity.”

We participate in several MEPPs administered by labor unions that provide retirement benefits to certain union employees in accordance with various CBAs. As one of many participating employers in these plans, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan or a rehabilitation plan to improve their funded status. We believe that certain of the MEPPs in which we participate have material unfunded vested benefits. Due to uncertainty regarding future factors that could trigger a withdrawal liability, including partial withdrawal liabilities triggered by facility closures, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part due to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations or the impact of increased contributions including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows.

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

We operate locations in the U.S. (37 states), Canada, Mexico, Chile, Puerto Rico and Argentina. We own our principal executive offices in Norcross, Georgia. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our corporate and operating facilities as of September 30, 2014 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	81	32	113
Consumer Packaging	36	11	47
Merchandising Displays	7	17	24
Recycling	19	4	23
Corporate	1	5	6
Total	144	69	213

The table that follows shows annual production capacity by mill at September 30, 2014 in thousands of tons and excludes the Cincinnati, OH specialty recycled paperboard mill that we expect to close in the first quarter of fiscal 2015. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. We own all of our mills.

Location of Mill	Linerboard	Medium	Coated Recycled Paperboard	Bleached Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA	715	185					900
Stevenson, AL		885					885
Hodge, LA	825						825
Solvay, NY	533	272					805
Florence, SC	683						683
Panama City, FL	336					292	628
Seminole, FL	402	198					600
Hopewell, VA	527						527
Tacoma, WA	425					60	485
La Tuque, QC	345			131			476
Demopolis, AL				350		100	450
St. Paul, MN		200	168				368
Coshocton, OH		310					310
Uncasville, CT		165					165
Battle Creek, MI			160				160
Chattanooga, TN					140		140
Dallas, TX			127				127
Sheldon Springs, VT (Missisquoi Mill)			111				111
Lynchburg, VA					103		103
Stroudsburg, PA			80				80
Eaton, IN					64		64
Aurora, IL					32		32
Total Mill Capacity	5,721	2,215	646	481	339	452	9,854

In the preceding annual production capacity by mill table, our linerboard capacity includes 1,335 tons of white top linerboard. The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine is owned by our Seven Hills joint venture. Our fiber sourcing for our mills is approximately 55% virgin and 45% recycled.

Item 3.	LEGAL PROCEEDINGS

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (“Antitrust Litigation”). RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone's discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney's fees. The defendants' motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Common Stock

Our Common Stock trades on the New York Stock Exchange under the symbol RKT. As of October 31, 2014, there were approximately 2,580 shareholders of record of our Common Stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

On August 27, 2014, we effected a two-for-one stock split of our Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split and we recorded the incremental par value of the newly issued shares with the offset to additional paid in capital.

Price Range of Common Stock and Dividends

	Fiscal 2014			Fiscal 2013
	Market Price			Market Price
	High	Low	Dividend	High	Low	Dividend
First Quarter	$55.10	$46.06	$0.175	$38.09	$30.63	$0.225
Second Quarter	$58.20	$47.52	$0.175	$46.47	$35.32	$—
Third Quarter	$54.27	$47.04	$0.175	$54.00	$41.70	$0.150
Fourth Quarter	$53.49	$46.70	$0.175	$63.03	$48.91	$0.150

In October 2014, our board of directors approved our November 2014 quarterly dividend of $0.1875 per share, indicating a current annualized dividend of $0.75 per share and a 7% increase over the $0.175 per share quarterly dividend paid in each quarter of fiscal 2014. In October 2013, our board of directors approved our November 2013 quarterly dividend of $0.175 per share, indicating a current annualized dividend of $0.70 per share and a 17% increase over the $0.15 per share quarterly dividend paid in May 2013 and August 2013. The $0.15 per share we paid in May 2013 and August 2013 was a 33% increase over the $0.1125 per share accelerated February 2013 quarterly dividend paid in December 2012 and the $0.1125 per share quarterly dividend paid in November 2012. During fiscal 2014, we paid aggregate dividends on our Common Stock of $0.70 per share and during fiscal 2013 we paid aggregate dividends of $0.525 per share. For additional dividend information, please see Item 6. “Selected Financial Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed with the SEC on or before December 31, 2014, is incorporated herein by reference. For additional information concerning our capitalization, see “Note 13. Shareholders’ Equity” of the Notes to Consolidated Financial Statements included herein.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time at the discretion of our management. Our stock repurchase plan does not allow for the shares available for repurchase to be split adjusted. Our stock repurchase plan, as amended in November 2013 and September 2014 following our stock split, allows for the repurchase of a total of 16.9 million shares of Common Stock, an increase from the 6.0 million previously authorized at September 30, 2013. In fiscal 2014, we repurchased approximately 4.0 million shares (or 4.7 million shares split adjusted) for an aggregate cost of $236.3 million. In fiscal 2013 and 2012, we did not repurchase any shares of Common Stock. As of September 30, 2014, we had remaining authorization to purchase approximately 8.7 million shares of Common Stock.

Pursuant to our repurchase plan, in the three months ended September 30, 2014, we repurchased 3,215,121 shares for an aggregate cost of $162.5 million. The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	—	$—	—	4,233,724
August 1, 2014 through August 31, 2014	—	—	—	4,233,724
September 1, 2014 through September 30, 2014 (1)	3,215,121	50.54	3,215,121	8,702,951
Total	3,215,121		3,215,121

(1)	The increase in the maximum number of shares that may yet be purchased under the plans or programs includes the additional authorization of approximately 7.7 million shares on September 15, 2014.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2014, 2013 and 2012, and the consolidated balance sheet data as of September 30, 2014 and 2013 from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2011 and 2010, and the consolidated balance sheet data as of September 30, 2012, 2011 and 2010, from audited Consolidated Financial Statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to Rock-Tenn Company shareholders, diluted weighted average shares outstanding, dividends per common share and book value per common share that have been adjusted retroactively due to our August 2014 two-for-one stock split.

On May 27, 2011, we completed the Smurfit-Stone Acquisition. The Smurfit-Stone Acquisition was the primary reason for the changes in the selected financial data in fiscal 2012 and fiscal 2011 as compared to prior years due to the size and timing of the acquisition. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Net sales	$9,895.1	$9,545.4	$9,207.6	$5,399.6	$3,001.4
Alternative fuel mixture credit, net of expenses (a)	$—	$—	$—	$—	$28.8
Pension lump sum settlement expense (b)	$47.9	$—	$—	$—	$—
Restructuring and other costs, net	$55.6	$78.0	$75.2	$93.3	$7.4
Cellulosic biofuel producer credit, net (c)	$—	$—	$—	$—	$27.6
Net income attributable to Rock-Tenn Company shareholders (d)	$479.7	$727.3	$249.1	$141.1	$225.6
Diluted earnings per share attributable to Rock-Tenn Company shareholders	$3.29	$4.98	$1.72	$1.38	$2.85
Diluted weighted average shares outstanding	146.0	146.1	144.1	100.9	78.2
Dividends paid per common share	$0.70	$0.525	$0.40	$0.40	$0.30
Book value per common share	$30.76	$29.94	$24.02	$23.92	$13.00
Total assets	$11,039.7	$10,733.4	$10,687.1	$10,566.0	$2,914.9
Current portion of debt	$132.6	$2.9	$261.3	$143.3	$231.6
Long-term debt due after one year	$2,852.1	$2,841.9	$3,151.2	$3,302.5	$897.3
Total debt	$2,984.7	$2,844.8	$3,412.5	$3,445.8	$1,128.9
Total Rock-Tenn Company shareholders’ equity	$4,306.8	$4,312.3	$3,405.7	$3,371.6	$1,011.3
Net cash provided by operating activities	$1,151.8	$1,032.5	$656.7	$461.7	$377.3
Capital expenditures	$534.2	$440.4	$452.4	$199.4	$106.2
Cash paid for purchase of businesses, net of cash acquired	$474.4	$6.3	$125.6	$1,300.1	$23.9

(a)
The AFMC, net of expenses represents a reduction of cost of goods sold in our Consumer Packaging segment equal to $0.50 per gallon of alternative fuel used at our Demopolis, AL bleached paperboard mill from October 1, 2009 through the December 31, 2009 expiration of the tax credit. The credit is not taxable for federal income tax purposes.

(b)
In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. For additional information see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements included herein.

(c)
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

(d)
Net income attributable to Rock-Tenn Company shareholders in fiscal 2014 and fiscal 2013 was increased by a reduction of cost of goods sold of $32.3 million and $12.2 million pre-tax, respectively, for the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. For additional information see “Note 4. Inventories” of the Notes to Consolidated Financial Statements included herein. Net income attributable to Rock-Tenn Company shareholders in fiscal 2013 was increased by the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. Net income attributable to Rock-Tenn Company shareholders in fiscal 2012 was reduced by $25.9 million pre-tax for a loss on extinguishment of debt and fiscal 2011 was reduced by $59.4 million pre-tax for acquisition inventory step-up expense and $39.5 million pre-tax for a loss on extinguishment of debt. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated) — Loss on Extinguishment of Debt.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of North America's leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in the U.S., Canada, Mexico, Chile, Argentina and Puerto Rico. Our objective is to be the most respected company in our business by: a) providing superior paperboard, packaging and marketing solutions for consumer products companies at very low costs, b) investing for competitive advantage, c) maximizing the efficiency of our manufacturing processes by optimizing economies of scale, d) systematically improving processes and reducing costs throughout the Company, and e) seeking acquisitions that can dramatically improve our business. To achieve this objective: we focus on making our network of mills and converting plants cost-competitive; we invest to further optimize the combined system and to make continuous improvements using Six Sigma and Lean Manufacturing methods to further optimize our manufacturing and administrative processes; we have an integrated packaging solution that offers displays, folding cartons and corrugated boxes with the objective to be the clear partner and unrivaled provider of winning solutions for our customers; we are committed to exceeding our customers' expectations every time; and we are committed to create long-term shareholder value.

In fiscal 2014 we delivered record net sales and another year of solid operating results as measured by Adjusted Earnings Per Diluted Share (as hereinafter defined) and cash provided by operating activities despite significant inflationary headwinds. Net sales of $9,895.1 million in fiscal 2014 increased $349.7 million, or 3.7% over fiscal 2013. Segment income increased $50.5 million or 5.1% over fiscal 2013 to $1,039.4 million as strong sales pricing and mix, productivity improvements, income related to recording an additional value of spare parts and the impact of acquisitions more than offset inflationary headwinds and the impact of severe weather in the second quarter of fiscal 2014. Segment income was increased by $32.3 million and $12.2 million due to reductions to cost of goods sold recorded in fiscal 2014 and fiscal 2013, respectively, for immaterial corrections of errors to record spare parts identified that were not previously recorded in inventory in the containerboard mills acquired in the Smurfit-Stone Acquisition since we were beyond the measurement period. We estimate the impact of severe weather in the second quarter of fiscal 2014, as compared to our expectations going into the second quarter, to be approximately $44 million pre-tax. We have been quick to analyze and respond to changes in our customer demand and continue to identify projects to continuously improve our operational capabilities. We implemented our balanced capital allocation approach by investing $534.2 million in capital expenditures and $474.4 million in acquisitions while returning $337.4 million to our shareholders in dividends and share repurchases. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance.

During fiscal 2014 we completed three acquisitions. We acquired the Tacoma Mill in our Corrugated Packaging segment and completed two Merchandising Display segment acquisitions (AGI In-Store and NPG). We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. The two display acquisitions have allowed us to more than double our permanent display business and we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions. These acquisitions contributed to our achieving record sales in fiscal 2014 including record sales in both our Corrugated Packaging and Merchandising Displays segments.

Net income in fiscal 2014 was $479.7 million compared to $727.3 million in fiscal 2013 and earnings per diluted share were $3.29 in fiscal 2014 compared to $4.98 in fiscal 2013. Net income in fiscal 2013 included a $252.9 million net tax benefit or $1.73 per diluted share for the reversal of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition. Adjusted Net Income and Adjusted Earnings Per Diluted Share (each as hereinafter defined) in fiscal 2014 were $549.2 million and $3.76, respectively, compared to $533.7 million and $3.65 in fiscal 2013. In fiscal 2014, Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement Expense and Pension in Excess of Expense (as hereinafter defined) was $891.0 million, a 9.2% increase over the $815.6 million in fiscal 2013. See our reconciliations of the non-GAAP measures adjusted net income, adjusted earnings per diluted share and Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement Expense and Pension in Excess of Expense below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” below.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three years ended September 30, 2014 and is followed by a discussion of the adjustments to reconcile diluted earnings per share attributable to Rock-Tenn Company shareholders to Adjusted Earnings Per Diluted Share.

	Year Ended September 30,
	2014	2013	2012
	(In millions, except per share data)
Net sales	$9,895.1	$9,545.4	$9,207.6
Cost of goods sold	7,961.5	7,698.9	7,674.9
Gross profit	1,933.6	1,846.5	1,532.7
Selling, general and administrative expenses	975.7	954.3	927.5
Pension lump sum settlement expense	47.9	—	—
Restructuring and other costs, net	55.6	78.0	75.2
Operating profit	854.4	814.2	530.0
Interest expense	(95.3)	(106.9)	(119.7)
Loss on extinguishment of debt	—	(0.3)	(25.9)
Interest income and other income (expense), net	2.4	(0.9)	1.3
Equity in income of unconsolidated entities	8.8	4.6	3.4
Income before income taxes	770.3	710.7	389.1
Income tax (expense) benefit	(286.5)	21.8	(136.9)
Consolidated net income	483.8	732.5	252.2
Less: Net income attributable to noncontrolling interests	(4.1)	(5.2)	(3.1)
Net income attributable to Rock-Tenn Company shareholders	$479.7	$727.3	$249.1

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure, Earnings per diluted share (in dollars per share), for the periods indicated:

	Years Ended September 30,
	2014	2013	2012

Earnings per diluted share	$3.29	$4.98	$1.72
Alternative fuel mixture tax credit tax reserve adjustment	—	(1.73)	—
Restructuring and other costs and operating losses and transition costs due to plant closures	0.26	0.40	0.40
Pension lump sum settlement expense	0.20	—	—
Acquisition inventory step-up	0.01	—	—
Loss on extinguishment of debt	—	—	0.12
Adjusted Earnings Per Diluted Share	$3.76	$3.65	$2.24

In fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.26 per diluted share and consisted primarily of $29.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $30.5 million of pre-tax integration and acquisition costs. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million or $0.20 per diluted share after-tax. Additionally, the period included $3.2 million pre-tax or $0.01 per diluted share of inventory step-up expense related to inventory acquired in the Tacoma Mill, AGI In-Store and NPG acquisitions.

In fiscal 2013, we recorded a tax benefit of $1.73 per diluted share for the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. The deferred tax benefit was recorded in the second quarter of fiscal 2013 as the IRS completed its examination of Smurfit-Stone’s 2009 tax return. Our restructuring and other costs and operating losses and transition costs due to plant closures in fiscal 2013 were $0.40 per diluted share and consisted primarily of $69.4 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and $20.3 million of pre-tax acquisition and integration costs.

In fiscal 2012, restructuring and other costs and operating losses and transition costs due to plant closures, net of related noncontrolling interest aggregated to $0.40 per diluted share and consisted primarily of $52.7 million of pre-tax facility closure and related operating losses and transition costs primarily related to the Matane, Quebec mill, a Hodge, LA paper machine closure as well as the closure of corrugated container plants and recycled fiber collection facilities acquired in the Smurfit-Stone Acquisition, net of gains on the sale of a few previously closed facilities, and $34.4 million of pre-tax integration and acquisition costs that primarily consisted of professional services, employee and other costs. We recognized pre-tax losses on extinguishment of debt in fiscal 2012 of $25.9 million or $0.12 per diluted share, primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense related unamortized deferred financing and discount costs, and to expense certain unamortized deferred financing costs related to the extension and amendment of our Credit Facility and the issuance of senior notes.

For additional information regarding our restructuring and other costs see “Note 6. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2014 were $9,895.1 million compared to $9,545.4 million in fiscal 2013 primarily as a result of increased selling prices, acquisitions and higher volumes in the Consumer Packaging and Merchandising Displays segments which were partially offset by lower volumes in the Recycling and Corrugated Packaging segments, excluding the Tacoma Mill acquisition.

Net sales for fiscal 2013 were $9,545.4 million compared to $9,207.6 million in fiscal 2012 primarily as a result of higher containerboard and corrugated boxes and sheet selling prices, and generally higher volumes across our business that were partially offset by generally lower prices in our Consumer Packaging and Recycling segments.

Cost of Goods Sold

Cost of goods sold increased to $7,961.5 million in fiscal 2014 compared to $7,698.9 million in fiscal 2013. Cost of goods sold as a percentage of net sales of 80.5% decreased modestly in fiscal 2014 compared to 80.7% in fiscal 2013 primarily due to the increase in net sales from higher selling prices, productivity improvements and spare parts income which was partially offset by higher commodity, energy, freight and other costs, including the impact of severe weather in the second quarter of fiscal 2014. On a volume adjusted basis, commodity costs increased $33.3 million, including aggregate fiber and board costs which increased $49.5 million that were partially offset by $20.4 million of lower chemical costs, aggregate freight, shipping and warehousing costs increased $57.6 million and energy costs increased $32.8 million. Depreciation and amortization expense increased $28.4 million, group insurance expense increased $18.1 million and amortization of major maintenance outage expense, primarily in our containerboard mills, increased $11.9 million, each as compared to the prior year. Fiscal 2014 included $5.0 million of income related to a partial insurance settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill. Fiscal 2014 and fiscal 2013 included a reduction of cost of goods sold of $32.3 million and $12.2 million, respectively, related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition as discussed above. Fiscal 2013 also included $15.7 million of income related to a partial insurance settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill; an $11.4 million benefit related to the restructuring and extension of a steam supply contract and income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs.

Cost of goods sold increased to $7,698.9 million in fiscal 2013 compared to $7,674.9 million in fiscal 2012. Cost of goods sold as a percentage of net sales decreased to 80.7% in fiscal 2013 compared to 83.4% in fiscal 2012 primarily as a result of higher corrugated selling prices. Impacting fiscal 2013 cost of goods sold were: increased freight costs of $37.0 million, including the impact of higher volumes; a $33.9 million increase in the amortization of major maintenance outage expense primarily at our containerboard mills, increased chemical costs in our mills of $21.4 million; $19.1 million of increased depreciation and amortization expense due to capital investments, net of a $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract; $15.7 million of income related to a partial insurance settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill; a reduction of cost of goods sold of $12.2 million related to recording an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition; income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs; and $7.0 million of increased maintenance expense.

We value the majority of our U.S. inventories at the lower of cost or market with cost determined on LIFO, which we believe generally results in a better matching of current costs and revenues than under FIFO. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. This supplemental FIFO earnings information reflects the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
			(In millions)
Cost of goods sold	$7,961.5	$7,958.4	$7,698.9	$7,651.6	$7,674.9	$7,699.9
Net income attributable to Rock-Tenn Company shareholders	$479.7	$481.6	$727.3	$757.1	$249.1	$233.3

Net income attributable to Rock-Tenn Company shareholders in fiscal 2014 and 2013 is lower under the LIFO method because we experienced periods of rising costs, and net income attributable to Rock-Tenn Company shareholders in fiscal 2012 is higher under the LIFO method because we experienced a period of declining costs.

Selling, General and Administrative Expenses

SG&A expenses increased $21.4 million, including the partial year impact of acquisitions, to $975.7 million in fiscal 2014 compared to $954.3 million in fiscal 2013 and include $86.0 million and $85.1 million of intangible amortization in fiscal 2014 and fiscal 2013, respectively. SG&A as a percentage of sales decreased slightly to 9.9% in fiscal 2014 compared to 10.0% in fiscal 2013. The increase in fiscal 2014 SG&A was primarily due to a $10.1 million increase in consulting and professional services expense, an $8.9 million increase in commissions expense and a $3.8 million increase in depreciation and amortization which were partially offset by decreased compensation and benefit costs.

SG&A expenses increased $26.8 million to $954.3 million in fiscal 2013 compared to $927.5 million in fiscal 2012 and were relatively flat as a percentage of net sales as inflationary items were offset by the impact of higher corrugated selling prices on net sales. SG&A expenses include $85.1 million and $83.8 million of intangible amortization in fiscal 2013 and fiscal 2012, respectively. The SG&A increases were primarily due to increased compensation and benefit costs.

Pension Lump Sum Settlement Expense

During the fourth quarter of fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $47.9 million. For additional information see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements included herein. We expect to complete the second and final phase of the lump sum settlements in the first quarter of fiscal 2015 and incur an estimated $15.0 million to $25.0 million pre-tax charge subject to the percentage of former employees that accept the offer and other factors. For additional information see “Note 20. Subsequent Event” of the Notes to Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $55.6 million, $78.0 million and $75.2 million for fiscal 2014, 2013 and 2012, respectively. The charges in fiscal 2014, 2013 and 2012 were primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities consisting primarily of locations acquired in the Smurfit-Stone Acquisition, net of gains on the sale of previously closed facilities. The expense recognized each year is not comparable since the timing and scope of the individual actions vary. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Loss on Extinguishment of Debt

Loss on extinguishment of debt in fiscal 2013 was $0.3 million. Loss on extinguishment of debt in fiscal 2012 was $25.9 million which was primarily in connection with the redemption of our 9.25% senior notes due March 2016 at a redemption price equal to 104.625% of par and to expense related unamortized deferred financing and discount costs; and to expense certain unamortized deferred financing costs related to the extension and amendment of our Credit Facility and the issuance of senior notes.

Interest Expense

Interest expense for fiscal 2014 decreased to $95.3 million from $106.9 million in fiscal 2013 and included amortization of deferred financing costs of $10.3 million compared to $10.2 million in fiscal 2013. The decrease in our average outstanding borrowings decreased interest expense by approximately $9.6 million, lower average interest rates decreased interest expense by approximately $2.1 million and deferred financing costs increased $0.1 million.

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

Provision for Income Taxes

We recorded income tax expense of $286.5 million, at an effective tax rate of 37.2% in fiscal 2014, as compared to an income tax benefit of $21.8 million, at an effective tax rate benefit of 3.1% in fiscal 2013 and compared to income tax expense of $136.9 million, at an effective tax rate of 35.2% in fiscal 2012.

The effective tax rate for fiscal 2014 was different than the statutory rate primarily due to the impact of state taxes, a tax rate differential with respect to foreign earnings, and a $9.6 million charge to income tax expense to reflect an increase in the valuation allowance related to the State of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value.

The effective tax rate benefit for fiscal 2013 was different than the statutory rate primarily due to the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition. The benefit to deferred tax expense was recorded in the second quarter of fiscal 2013 as the IRS completed its examination of Smurfit-Stone’s 2009 tax return. We expect our effective tax rate to be approximately 34% to 36% in fiscal 2015, excluding the impact of discrete items. For additional information on income taxes see “Note 11. Income Taxes” of the Notes to Consolidated Financial Statements included herein.

Acquisitions

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries that will go to market as RockTenn In-Store Solutions. The purchase price was $72.0 million, net of cash and an estimated working capital settlement. We expect to make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets for an as yet to be determined amount not to exceed $2.0 million. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our consolidated financial statements in our Merchandising Displays segment.

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $340.6 million including an estimated working capital settlement. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers. We have included the results of NPG’s operations since the date of the acquisition in our consolidated financial statements in our Merchandising Displays segment.

On June 22, 2012, we acquired the assets of Mid South, a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was $32.1 million. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On October 28, 2011, we acquired the stock of four entities doing business as GMI. We made joint elections under section 338(h)(10) of the Code, that increased our tax basis in the underlying assets acquired. The purchase price was $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increased our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment.

We discuss these acquisitions in more detail in “Note 5. Acquisitions” of the Notes to Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2012
First Quarter	$1,522.2	$109.3	7.2%
Second Quarter	1,504.7	68.6	4.6
Third Quarter	1,545.3	73.3	4.7
Fourth Quarter	1,597.2	112.5	7.0
Total	$6,169.4	$363.7	5.9%

Fiscal 2013
First Quarter	$1,589.8	$137.6	8.7%
Second Quarter	1,608.2	107.6	6.7
Third Quarter	1,719.3	196.1	11.4
Fourth Quarter	1,744.4	237.5	13.6
Total	$6,661.7	$678.8	10.2%

Fiscal 2014
First Quarter	$1,651.9	$157.7	9.5%
Second Quarter	1,651.7	133.1	8.1
Third Quarter	1,774.2	179.8	10.1
Fourth Quarter	1,825.9	248.4	13.6
Total	$6,903.7	$719.0	10.4%

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated mills plus Corrugated Container Shipments converted from BSF to tons. The following data excludes container shipments in Asia.

Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Corrugated Packaging Segment Shipments - thousands of tons	1,842.3	1,826.5	1,884.5	1,964.1	7,517.4
Corrugated Containers Shipments - BSF	18.8	18.9	19.2	19.5	76.4
Corrugated Containers Per Shipping Day - MMSF	312.8	295.4	305.5	308.7	305.5

Fiscal 2013
Corrugated Packaging Segment Shipments - thousands of tons	1,869.6	1,860.0	1,922.2	1,921.7	7,573.5
Corrugated Containers Shipments - BSF	19.0	18.7	19.5	19.1	76.3
Corrugated Containers Per Shipping Day - MMSF	310.7	302.5	304.9	302.4	305.1

Fiscal 2014
Corrugated Packaging Segment Shipments - thousands of tons	1,803.8	1,809.5	1,961.8	2,074.6	7,649.7
Corrugated Containers Shipments - BSF	18.4	18.2	18.8	18.8	74.2
Corrugated Containers Per Shipping Day - MMSF	301.5	288.8	298.2	294.7	295.8

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $242.0 million in fiscal 2014 compared to fiscal 2013 primarily due to the Tacoma Mill acquisition and higher corrugated selling prices which were partially offset by lower corrugated volumes excluding the acquisition.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $492.3 million in fiscal 2013 compared to fiscal 2012 primarily due to higher corrugated selling prices and volumes.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2014 increased $40.2 million to $719.0 million compared to segment income of $678.8 million in fiscal 2013. The increase in segment income was primarily a result of higher selling prices, increased productivity improvements and synergies, spare parts income and the Tacoma Mill acquisition which were partially offset by higher commodity, freight and other costs, including the impact of severe weather in the second quarter of fiscal 2014 and lower corrugated volumes excluding the acquisition. We estimate the impact of severe weather in the segment in the second quarter of fiscal 2014, as compared to our expectations going into the second quarter, to be approximately $35 million pre-tax. Segment income in fiscal 2014 included a reduction of cost of goods sold of $32.3 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition as discussed above. On a volume adjusted basis, commodity costs increased $10.0 million, including aggregate fiber and board costs which increased $24.9 million that were partially offset by $21.7 million of lower chemical costs, energy costs increased $26.8 million and aggregate freight, shipping and warehousing costs increased $46.0 million, each as compared to the prior year period. Amortization of major maintenance outage expense increased $14.3 million, group insurance expense increased $12.0 million, depreciation and amortization expense increased $27.2 million, commissions expense increased $6.2 million and pension costs decreased $6.1 million, each as compared to the prior year period. Segment income in fiscal 2014 was reduced by $2.5 million of pre-tax acquisition inventory step-up expense associated with the Tacoma Mill acquisition. Notable items impacting segment income in fiscal 2013 were: a $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract; income of $12.2 million related to recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition; and income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs.

Segment income attributable to the Corrugated Packaging segment in fiscal 2013 increased $315.1 million to $678.8 million compared to segment income of $363.7 million in fiscal 2012. The increase in segment income was primarily a result of higher selling prices, higher volumes and increased synergies. Other notable factors impacting segment income in fiscal 2013 were: a $33.0 million increase in amortization of major maintenance outage expense; a $16.2 million increase in depreciation and amortization expense due to capital investments, net of a $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract; a reduction of cost of goods sold of $12.2 million related to recording an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition; income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs; and $7.5 million of increased maintenance expense. Additionally, at our mills, chemical costs increased $21.7 million, energy costs decreased approximately $21.0 million, and aggregate fiber costs increased approximately $8.2 million, each on a volume adjusted basis. Freight expense in the segment increased $30.5 million, in part due to higher volumes. Segment income in fiscal 2012 was reduced by $6.7 million of pre-tax losses at our closed Matane, Quebec containerboard mill and $0.8 million of pre-tax acquisition inventory step-up expense.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2012
First Quarter	$464.9	$62.0	13.3%
Second Quarter	484.1	64.5	13.3
Third Quarter	473.9	69.7	14.7
Fourth Quarter	496.4	81.0	16.3
Total	$1,919.3	$277.2	14.4%

Fiscal 2013
First Quarter	$452.8	$54.9	12.1%
Second Quarter	468.3	50.5	10.8
Third Quarter	482.1	59.1	12.3
Fourth Quarter	495.5	66.8	13.5
Total	$1,898.7	$231.3	12.2%

Fiscal 2014
First Quarter	$472.1	$57.6	12.2%
Second Quarter	489.3	49.3	10.1
Third Quarter	497.0	59.6	12.0
Fourth Quarter	525.1	72.3	13.8
Total	$1,983.5	$238.8	12.0%

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer mills plus Consumer Packaging Converting Shipments converted from BSF to tons. The shipment data excludes gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012
Consumer Packaging Segment Shipments - thousands of tons	370.3	377.6	384.0	382.2	1,514.1
Consumer Packaging Converting Shipments - BSF	5.0	5.2	5.1	5.2	20.5
Consumer Packaging Converting Per Shipping Day - MMSF	83.5	81.0	80.6	83.1	82.0

Fiscal 2013
Consumer Packaging Segment Shipments - thousands of tons	368.5	380.1	396.2	403.0	1,547.8
Consumer Packaging Converting Shipments - BSF	4.9	5.2	5.3	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.3	84.3	82.9

Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1	386.0	394.3	408.7	1,567.1
Consumer Packaging Converting Shipments - BSF	5.0	5.3	5.2	5.5	21.0
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	83.3	86.1	83.8

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales increased 4.5% for the Consumer Packaging segment in fiscal 2014 compared to fiscal 2013 which was primarily due to higher selling prices and volumes. Segment shipments increased 1.2% compared to the prior year.

Net sales decreased 1.1% for the Consumer Packaging segment in fiscal 2013 compared to fiscal 2012 primarily due to generally lower selling prices across the segment and decreased volumes due to the planned major maintenance outage at our Demopolis, AL bleached paperboard mill which was largely offset by increased recycled mill and converting volumes. Adjusted to remove the fiscal 2012 impact of the termination and settlement of a paperboard supply agreement noted below, sales would have been essentially flat. The annual maintenance outage at our Demopolis mill generally varies in size every other year. In fiscal 2013, Demopolis had a major outage while the fiscal 2012 outage was of a shorter duration. Segment shipments increased 2.2% compared to the prior year.

Segment Income — Consumer Packaging Segment

Segment income of the Consumer Packaging segment in fiscal 2014 increased $7.5 million, primarily due to higher selling prices and increased volume which were partially offset by higher commodity and other costs, including the impact of severe weather in the second quarter of fiscal 2014. We estimate the impact of severe weather in the second quarter of fiscal 2014 for the segment, as compared to our expectations going into the second quarter, to be approximately $8 million pre-tax. On a volume adjusted basis, commodity costs increased $27.2 million, including aggregate fiber and board costs which increased $25.2 million, energy costs increased $6.1 million and aggregate freight, shipping and warehousing costs increased $3.5 million, each as compared to the prior fiscal year. Group insurance expense increased $6.5 million and bad debt expense decreased $3.4 million, each as compared to the prior fiscal year. The change in segment income was also impacted by a decrease of $10.7 million in fiscal 2014, as compared to fiscal 2013, related to the partial settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill and related business interruption costs.

Segment income of the Consumer Packaging segment in fiscal 2013 decreased $45.9 million, primarily due to generally lower selling prices, increased virgin fiber, energy and other commodity costs that were partially offset by lower recycled fiber costs. At our mills, virgin fiber costs increased $10.0 million, energy costs increased $9.6 million and recycled fiber costs decreased approximately $16.7 million compared to the prior year. The change in segment income was also impacted by $16.1 million received in connection with the termination and settlement of a paperboard supply agreement, net of legal fees in fiscal 2012 that was partially offset by $13.8 million of increased income in fiscal 2013 as compared to fiscal 2012 related to the partial settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill and related business interruption costs recorded in fiscal 2012.

Merchandising Displays Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2012
First Quarter	$159.1	$18.3	11.5%
Second Quarter	168.0	20.0	11.9
Third Quarter	158.5	14.1	8.9
Fourth Quarter	170.4	17.9	10.5
Total	$656.0	$70.3	10.7%

Fiscal 2013
First Quarter	$161.9	$11.8	7.3%
Second Quarter	162.1	12.7	7.8
Third Quarter	166.4	17.2	10.3
Fourth Quarter	184.2	22.7	12.3
Total	$674.6	$64.4	9.5%

Fiscal 2014
First Quarter	$184.6	$19.3	10.5%
Second Quarter	213.0	17.0	8.0
Third Quarter	225.1	21.4	9.5
Fourth Quarter	229.2	14.9	6.5
Total	$851.9	$72.6	8.5%

Net Sales (Aggregate) — Merchandising Displays Segment

Our Merchandising Displays segment net sales increased 26.3% in fiscal 2014 compared to fiscal 2013 primarily due to higher volumes driven by customer promotional activity and net sales from the NPG and AGI In-Store acquisitions. Approximately two-thirds of the increase in net sales was organic sales growth.

Our Merchandising Displays segment net sales increased $18.6 million in fiscal 2013 compared to fiscal 2012 primarily due to higher volumes.

Segment Income — Merchandising Displays Segment

Segment income attributable to the Merchandising Displays segment increased $8.2 million in fiscal 2014 compared to fiscal 2013 primarily due to higher volumes, including the NPG and AGI In-Store acquisitions, which were partially offset by higher commodity and other costs including higher costs associated with supporting and onboarding new business, increased commissions expense and increased aggregate freight, shipping and warehousing costs.

Segment income attributable to the Merchandising Displays segment decreased $5.9 million in fiscal 2013 compared to fiscal 2012 primarily due to higher containerboard prices used in promotional displays which were partially offset by the impact of higher volumes.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2012
First Quarter	$171.0	$3.5	2.0%
Second Quarter	172.3	4.2	2.4
Third Quarter	170.0	2.2	1.3
Fourth Quarter	137.2	(2.8)	(2.0)
Total	$650.5	$7.1	1.1%

Fiscal 2013
First Quarter	$126.8	$4.3	3.4%
Second Quarter	130.7	3.5	2.7
Third Quarter	123.6	2.0	1.6
Fourth Quarter	113.0	4.6	4.1
Total	$494.1	$14.4	2.9%

Fiscal 2014
First Quarter	$99.6	$0.1	0.1%
Second Quarter	90.1	2.8	3.1
Third Quarter	85.4	2.1	2.5
Fourth Quarter	88.1	4.0	4.5
Total	$363.2	$9.0	2.5%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2012	2,064.5	1,996.9	2,039.7	1,982.8	8,083.9
Fiscal 2013	1,945.0	1,802.5	1,819.2	1,826.6	7,393.3
Fiscal 2014	1,562.5	1,564.0	1,573.6	1,609.0	6,309.1

Net Sales (Aggregate) — Recycling Segment

Our Recycling segment net sales decreased $130.9 million in fiscal 2014 compared to fiscal 2013 primarily due to lower volumes and recovered fiber prices as a result of soft global markets for recovered fiber, including exports to China, and collection facility closures.

Our Recycling segment net sales decreased $156.4 million in fiscal 2013 compared to fiscal 2012 primarily due to lower selling prices and lower volumes due in part to the reduced number of operating facilities and our exiting from low margin business.

Segment Income — Recycling Segment

Segment income attributable to the Recycling segment decreased $5.4 million in fiscal 2014 compared to fiscal 2013 primarily due to lower volumes which were partially offset by cost structure improvements as we continue to right size our recycling business by optimizing the plant footprint and administrative functions.

Segment income attributable to the Recycling segment increased $7.3 million in fiscal 2013 compared to fiscal 2012 primarily due to operational execution and cost structure improvements, including facility closures.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are our Credit Facility and our Receivables Facility.

Cash and cash equivalents were $32.6 million at September 30, 2014 and $36.4 million at September 30, 2013. At September 30, 2014 total debt was $2,984.7 million, $132.6 million of which was current. At September 30, 2013, total debt was $2,844.8 million. The principal components of our debt consist of a revolving credit facility, a term loan facility, a receivables-backed financing facility and various senior notes. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.5 billion at September 30, 2014. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required and we are in compliance with all of our covenants at September 30, 2014.

Credit Facility

On September 27, 2012 we entered into the Credit Facility to amend and extend the then existing facility. The Credit Facility, which is unsecured, has an original maximum principal amount of approximately $2.7 billion before scheduled payments and includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. The facility matures on September 27, 2017. In December 2012, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At September 30, 2014, we had $41.4 million of outstanding letters of credit not drawn upon. Available borrowings under the revolving credit portion of the Credit Facility exceeded $1.3 billion.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility and extended the maturity date from December 18, 2015 to October 24, 2017, and continued the size of the facility at $700.0 million. The amendment reduced the credit spread for the used portion of the facility from 0.75% to 0.70% and made minor amendments to the process of calculating the Borrowing Base (as defined in the Receivables Facility). Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and continues to allow for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions from the earlier August 30, 2013 amendment: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. At September 30, 2014, we had $460.0 million of our $647.7 million maximum available borrowings outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2014 was approximately $846.0 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Senior Notes

At September 30, 2014, we had the following face value unsecured senior notes outstanding: $350 million of 4.45% senior notes due March 2019, $350 million of 3.50% senior notes due March 2020, $400 million of 4.90% senior notes due March 2022 and $350 million of 4.00% senior notes due March 2023. On March 15, 2013, we repaid our 5.625% notes due March 2013 upon maturity utilizing cash flow from operations and borrowings under our Receivables Facility.

See “Note 8. Debt” of the Notes to Condensed Consolidated Financial Statements included herein for additional information on our outstanding debt.

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. For additional information see “Note 9. Fair Value — Accounts Receivable Sales Agreement” of the Notes to Condensed Consolidated Financial Statements included herein.

Loss on Extinguishment of Debt

During fiscal 2013 and 2012 loss on extinguishment of debt was $0.3 million and $25.9 million, respectively, for the expenses recorded in connection with various financing transactions. For additional information regarding these transactions see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated) — Loss on Extinguishment of Debt.”

Cash Flow Activity

	Year Ended September 30,
	2014	2013	2012
		(In millions)
Net cash provided by operating activities	$1,151.8	$1,032.5	$656.7
Net cash used for investing activities	$(967.4)	$(403.6)	$(544.2)
Net cash used for by financing activities	$(188.1)	$(629.2)	$(118.6)

Net cash provided by operating activities during fiscal 2014 increased primarily due to proceeds from the net sale of $136.6 million of accounts receivables in connection with the A/R Sales Agreement, the impact of increased aggregate net income, deferred taxes and depreciation and amortization, which were partially offset by a greater use of working capital excluding the previously mentioned sale of accounts receivables in the current year period. Net cash provided by operating activities during fiscal 2013 increased primarily due to increased aggregate net income, deferred taxes and depreciation and amortization, and decreased pension funding requirements, partially offset by a greater use of working capital in fiscal 2013 as compared to fiscal 2012. Net cash provided by operating activities in fiscal 2013 and fiscal 2012 was net of $167.1 million and $305.4 million, respectively, of pension and other postretirement funding more than expense. Fiscal 2012 also included a $12.8 million benefit payment to a former Smurfit-Stone executive and an aggregate $15.9 million use of working capital.

Net cash used for investing activities in fiscal 2014 consisted primarily of $534.2 million of capital expenditures and $474.4 million for the Tacoma Mill, NPG and AGI In-Store acquisitions that were partially offset by proceeds from the sale of various assets, the return of capital from unconsolidated entities and insurance proceeds. Net cash used for investing activities in fiscal 2013 consisted primarily of $440.4 million of capital expenditures and $6.3 million for the purchase of a corrugated sheet plant that were partially offset by $26.8 million of proceeds from the sale of property, plant and equipment related primarily to previously closed facilities and $15.4 million of insurance proceeds for a partial settlement related to the fiscal 2012 turbine failure at our Demopolis, AL bleached paperboard mill. The proceeds have been used to replace the turbine with a newer model. Net cash used for investing activities in fiscal 2012 consisted primarily of $452.4 million of capital expenditures, $17.0 million for the purchase of a leased energy co-generation facility at one of our mills and $125.6 million of cash paid primarily for the GMI and Mid South acquisitions, which was partially offset by $40.5 million of proceeds from the sale of property, plant and equipment which primarily consisted of corrugated converting facilities we previously closed and $10.2 million of insurance proceeds from the aforementioned Demopolis, AL mill turbine.

In fiscal 2014, net cash used for financing activities consisted primarily of $236.3 million used for stock repurchases and $101.1 million of cash dividends paid to shareholders partially offset by the net additions to debt aggregating $150.4 million. Net cash used for financing activities in fiscal 2013 consisted primarily of the net repayment of debt aggregating $557.6 million and $75.3 million of cash dividends paid to shareholders. In fiscal 2012, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $46.5 million, $56.5 million of cash dividends paid to shareholders and $30.2 million of debt issuance and extinguishment costs.

Our capital expenditures aggregated $534.2 million in fiscal 2014 compared to $440.4 million in fiscal 2013. The increase over fiscal 2013 levels included a new wood yard and chip delivery system at our Florence, SC containerboard mill and our initial investment on a project to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950s power boilers and address the Boiler MACT requirements at the mill. The project has been expanded to add a gas package boiler to provide steam and non-condensable gas incineration backup capability for the mill. The fluidized bed biomass boiler project is expected to start-up in fiscal 2016. In addition, fiscal 2014 capital expenditures included the cost of the final phase of the Hopewell, VA modernization project we completed in May 2014 which installed a shoe press, new paper machine drives and a dryer section. The project provides the opportunity to increase our linerboard capacity to approximately 527,000 tons per year, or produce the pre-outage amount of linerboard with reduced energy costs. We successfully met our project goals and our customers have provided feedback that sheet quality is excellent. We installed seven EVOL flexo folder gluers in fiscal 2014 and began investment on another ten EVOLs to be installed in fiscal 2015 as we continue to modernize our box plant system. The increased capital investment was also due to our initial Boiler MACT expenditures that will be part of our total multi-year estimated Boiler MACT capital investment of approximately $55 million at our containerboard mills.

We expect fiscal 2015 capital expenditures to be approximately $500 to $550 million. We believe we have significant opportunity to improve our performance via capital investment in our box plant system, the most prominent investments being in the converting equipment in our box plants including the modernization of our box plant system by installing a total of thirty EVOLs. We have also identified more opportunities in our mill system to improve the productivity and cost structure, including projects such as converting to a carbonate caustic pulping process at our Stevenson, AL containerboard mill which is expected to improve yield and reduce cost. We expect our annual capital investment to continue in a similar range for the next three years. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital expenditures to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules. We were obligated to purchase approximately $109.7 million of fixed assets at September 30, 2014 for various capital projects.

At September 30, 2014, the U.S. federal, state and foreign net operating losses, CBPC, Alternative Minimum Tax credits and other U.S. federal and state tax credits available to us aggregated approximately $291 million in future potential reductions of U.S. federal, state and foreign cash taxes. We utilized nearly all of our U.S. federal net operating losses in fiscal 2014 and based on our current projections, we expect to utilize the remaining CBPC, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years. We expect to receive increased tax benefits from a greater domestic manufacturer’s deduction which has been limited in recent years by federal taxable income after the use of federal net operating losses.  State net operating losses and credits will be used over a longer period of time. Therefore, we expect our cash tax payments to be materially less than our income tax expense in fiscal 2015, significantly lower in fiscal 2016 and similar in fiscal 2017. However, it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

During fiscal 2014 and fiscal 2013, we made contributions of $224.7 million and $188.9 million, respectively, to our pension and supplemental retirement plans. The underfunded status of our plans at September 30, 2014 was approximately $1.1 billion. We currently expect to contribute approximately $160 million to our qualified defined benefit plans in fiscal 2015. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Based on current assumptions, including future interest rates, we currently estimate that minimum pension contributions will be in the range of approximately $89 million to $161 million annually in fiscal 2016 through 2018 and approximately $62 million in fiscal 2019. We do not expect our offers to settle obligations of certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit to require us to make additional pension plan contributions. See “Note 12. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In October 2014, our board of directors approved our November 2014 quarterly dividend of $0.1875 per share, indicating a current annualized dividend of $0.75 per share and a 7% increase over the $0.175 per share quarterly dividend paid in each quarter of fiscal 2014. In October 2013, our board of directors approved our November 2013 quarterly dividend of $0.175 per share, indicating a current annualized dividend of $0.70 per share and a 17% increase over the $0.15 per share quarterly dividend paid in May 2013 and August 2013. The $0.15 per share we paid in May 2013 and August 2013 was a 33% increase over the $0.1125 per share accelerated February 2013 quarterly dividend paid in December 2012 and the $0.1125 per share quarterly dividend paid in November 2012. During fiscal 2014, we paid aggregate dividends on our Common Stock of $0.70 per share and during fiscal 2013 we paid aggregate dividends of $0.525 per share.

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time at the discretion of our management. Our stock repurchase plan does not allow for shares available for repurchase to be split adjusted. Our stock repurchase plan, as amended in November 2013 and September 2014 following our stock split, allows for the repurchase of a total of 16.9 million shares of Common Stock, an increase from the 6.0 million previously authorized at September 30, 2013. In fiscal 2014, we repurchased approximately 4.0 million shares (or approximately 4.7 million shares split adjusted) for an aggregate cost of $236.3 million. In fiscal 2013 and 2012, we did not repurchase any shares of Common Stock. As of September 30, 2014, we had approximately 8.7 million shares of Common Stock available for repurchase.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors including estimated minimum pension contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2015	Fiscal 2016 and 2017	Fiscal 2018 and 2019	Thereafter
	(In millions)
Long-Term Debt, including current portion (a)	$2,990.6	$132.6	$976.4	$775.0	$1,106.6
Operating lease obligations (b)	248.2	58.3	84.5	50.8	54.6
Purchase obligations and other (c) (d) (e)	1,552.7	588.2	395.2	197.3	372.0
Total	$4,791.5	$779.1	$1,456.1	$1,023.1	$1,533.2

(a)
The long-term debt line item above includes only principal payments owed on our note agreements, Receivables Facility, Credit Facility and other debt assuming that all of our long-term debt will be held to maturity unless it is reflected in the current portion of debt. Unamortized discounts of $5.9 million are excluded from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 8. Debt” of the Notes to Consolidated Financial Statements included herein.

(b)	For more information, see “Note 10. Leases” of the Notes to Consolidated Financial Statements included herein.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)
We have included in the table future estimated minimum pension contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

(e)	We have not included in the table above the following items:

•
Seven Hills commenced operations on March 29, 2001. Our partner has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the anniversary of the commencement date by providing us notice two years prior to any such anniversary. No notification has been received to date; therefore, the earliest date on which we could be required to purchase our partner's interest is March 29, 2017. We currently project this contingent obligation to purchase our partner's interest (based on the formula) to be approximately $8 million, which would result in a purchase price of approximately 47% of our partner's share of the net equity reflected on Seven Hills' September 30, 2014 balance sheet.

•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

•
We have excluded from the line item “Purchase obligations and other” $36.5 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

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

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1. “Business — Governmental Regulation — Environmental Regulation.”

Off-Balance Sheet Arrangement

In connection with the Smurfit-Stone Acquisition we acquired an off-balance sheet arrangement for an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone sold timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. Smurfit-Stone received $225 million in cash, with the balance of $485 million in the form of installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The notes were sold without recourse to TNH, a wholly-owned non-consolidated variable interest entity under the provisions of ASC 860 “Transfers and Servicing”, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under ASC 860. The residual interest in the notes was repaid during fiscal 2014 and TNH was subsequently dissolved.

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

We have also defined the non-GAAP financial measure “Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement Expense and Pension Funding in Excess of Expense” to be the sum of the non-GAAP measure Net Debt (Increase) Repayment, and the following GAAP cash flow statement and income statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus

Investment in unconsolidated entities, Purchases of common stock, Pension lump sum settlement expense and Pension and other postretirement funding more than expense. Our management uses Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement Expense and Pension Funding in Excess of Expense, along with other factors, to evaluate our performance. Net Debt (Increase) Repayment is the difference between Net Debt at two points in time. We believe that this measure is an appropriate supplemental measure of financial performance and may be useful to investors because it provides a measure of cash generated for the benefit of shareholders.

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year for various periods (in millions):

	Sep 30, 2014	Sep 30, 2013	Sep 30, 2012
Current Portion of Debt	$132.6	$2.9	$261.3
Long-Term Debt Due After One Year	2,852.1	2,841.9	3,151.2
Total Debt	2,984.7	2,844.8	3,412.5
Less: Hedge Adjustments Resulting From Fair Value Interest Rate Derivatives or Swaps	—	—	(0.1)
	2,984.7	2,844.8	3,412.4
Less: Cash and Cash Equivalents	(32.6)	(36.4)	(37.2)
Net Debt	$2,952.1	$2,808.4	$3,375.2

Net Debt (Increase) Repayment	$(143.7)	$566.8

Net Debt (Increase) Repayment in fiscal 2014 was impacted by the Tacoma Mill, NPG and AGI In-Store acquisitions as well as stock repurchases. See “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information.

Set forth below is a calculation of Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement Expense and Pension Funding in Excess of Expense for fiscal 2014 and 2013 using the various non-GAAP and GAAP measures referenced above (in millions):

	September 30, 2014	September 30, 2013
Net debt (increase) repayment	$(143.7)	$566.8
Cash dividends paid to shareholders	101.1	75.3
Cash paid for the purchase of businesses, net of cash acquired plus Investment in unconsolidated entity	474.4	6.4
Purchases of common stock	236.3	—
Pension lump sum settlement expense	47.9	—
Pension and postretirement funding more than expense	175.0	167.1
Cash Generated for Net Debt (Increase) Repayment, Dividends, Acquisition / Investments, Stock Repurchases, Pension Lump Sum Settlement Expense and Pension Funding in Excess of Expense	$891.0	$815.6

Set forth below is a reconciliation of Adjusted Net Income to Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax):

	Years Ended September 30,
	2014	2013	2012
Net income attributable to Rock-Tenn Company shareholders	$479.7	$727.3	$249.1

Alternative fuel mixture tax credit tax reserve adjustment	—	(252.9)	—
Restructuring and other costs and operating losses and transition costs due to plant closures	37.6	59.1	57.8
Pension lump sum settlement expense	29.9	—	—
Acquisition inventory step-up	2.0	—	0.5
Loss on extinguishment of debt	—	0.2	16.3
Adjusted Net Income	$549.2	$533.7	$323.7

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included herein. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2014, our accounts receivable, net of allowances of $25.1 million, was $1,118.7 million; a 1% additional loss on accounts receivable would be $11.2 million and a 5% change in our allowance assumptions would change our allowance by approximately $1.3 million.

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

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated changes in revenues and costs and synergies and productivity improvements resulting from the acquisitions, capital expenditures and continuous improvement projects. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2014, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 2 to 40 years and have a weighted average life of approximately 12.3 years. We identify the weighted average lives of our intangible assets by category in “Note 7. Other Intangible Assets” of the Notes to Consolidated Financial Statements included herein.

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

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations,” we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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

We have, or from time to time may have, financial instruments including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities. Other than the fair value of our long-term debt and our pension and postretirement assets and liabilities disclosed in “Note 9. Fair Value” and “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements included herein, the fair value of these items is not significant.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 9. Fair Value” of the Notes to Consolidated Financial Statements included herein.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent operations. In projecting future taxable income, we incorporate assumptions about the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $7.7 million for fiscal 2014. A

1% increase in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2014 consolidated balance sheet, would increase tax expense by approximately $33.5 million for fiscal 2014.

Pension and Other Postretirement Benefits

Certain of our employees in the U.S. and Canada are currently accruing pension benefits. In addition, under several labor contracts, we make payments based on hours worked into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a SERP and other unfunded defined benefit plans that provide unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements included herein, which include, among others, the discount rate, mortality rates, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

Our pension underfunded status increased $90.4 million in fiscal 2014, which is primarily attributable to a lower discount rate applied to the pension obligations as well as changes in mortality assumptions. Our U.S. pension plan obligations were impacted primarily by a 65 basis point decrease in the discount rate compared to the prior measurement date and our Canadian pension plan obligations were impacted by a 56 basis point decrease in the discount rate compared to the prior measurement date.

A 25 basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2014 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$0.2	$1.0	$(0.1)	$0.1
Compensation level	0.4	(0.4)	N/A	N/A
Expected long-term rate of return on plan assets	(8.6)	8.6	N/A	N/A
Medical cost trend	N/A	N/A	0.2	(0.2)

New Accounting Standards

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We measure our paperboard shipments as a tons equivalent which includes external and intersegment tons shipped from our mills as well as converting shipments converted from BSF to tons. In fiscal 2014, we shipped approximately 7.6 million tons in our Corrugated Packaging segment and approximately 1.6 million tons in our Consumer Packaging segment. A hypothetical $10 per ton decrease in the price of paperboard throughout the year would decrease our selling prices by approximately $76 million and $16 million in our Corrugated Packaging and Consumer Packaging segments, respectively. There can be no assurance that such changes in market pricing would be driven by lower costs or that we would have the ability to avoid passing through the decrease to our customers; therefore, there can be no assurance that our results of operations would not be adversely impacted.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil and electricity at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use wood by-products (biomass), natural gas, coal and fuel oil to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paper machines. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates.

We spent approximately $642 million on all energy sources in fiscal 2014 to operate our facilities. Natural gas accounted for approximately two-fifths (approximately 43 million MMBtu) of our total energy purchases in fiscal 2014. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $64 million. In times of higher energy prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

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

A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $60 million. In times of higher recycled fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $75 million. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck and intermodal) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $93 million, of which approximately 25% would be the proportion related to higher diesel costs based on our approximately 63 million gallons consumed annually. In times of higher freight prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2014, if market interest rates increase an average of 100 basis points, our interest expense would increase by approximately $15 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2014, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $1.0 million and a 0.25% increase in the discount rate would have reduced pre-tax income by $0.2 million. During fiscal 2013, the effect of a 0.25% change in the discount rate would have impacted income from continuing operations before taxes by approximately $4.6 million. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. We discuss our MEPPs in “Note 12. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements included herein.

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

We also have translation gains or losses that result from translation of the results of operations of an operating unit’s foreign functional currency into U.S. dollars for consolidated financial statement purposes. Translated earnings were approximately $5 million lower in fiscal 2014 than if we had translated the same earnings using fiscal 2013 exchange rates. Translated earnings were approximately $1 million lower in fiscal 2013 than if we had translated the same earnings using fiscal 2012 exchange rates.
During fiscal 2014 and 2013, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $4 million in each year. The impact of foreign currency quantified above does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and therefore also the demand for our products.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 18. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2014	2013	2012
	(In millions, except per share data)
Net sales	$9,895.1	$9,545.4	$9,207.6
Cost of goods sold	7,961.5	7,698.9	7,674.9
Gross profit	1,933.6	1,846.5	1,532.7
Selling, general and administrative expenses	975.7	954.3	927.5
Pension lump sum settlement expense	47.9	—	—
Restructuring and other costs, net	55.6	78.0	75.2
Operating profit	854.4	814.2	530.0
Interest expense	(95.3)	(106.9)	(119.7)
Loss on extinguishment of debt	—	(0.3)	(25.9)
Interest income and other income (expense), net	2.4	(0.9)	1.3
Equity in income of unconsolidated entities	8.8	4.6	3.4
Income before income taxes	770.3	710.7	389.1
Income tax (expense) benefit	(286.5)	21.8	(136.9)
Consolidated net income	483.8	732.5	252.2
Less: Net income attributable to noncontrolling interests	(4.1)	(5.2)	(3.1)
Net income attributable to Rock-Tenn Company shareholders	$479.7	$727.3	$249.1

Basic earnings per share attributable to Rock-Tenn Company shareholders	$3.34	$5.05	$1.74

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$3.29	$4.98	$1.72

Cash dividends paid per share	$0.70	$0.525	$0.40
See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Consolidated net income	$483.8	$732.5	$252.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(29.9)	(15.1)	18.3
Derivatives:
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	—	1.4
Defined benefit pension plans:
Net actuarial (loss) gain arising during period	(212.8)	184.1	(234.2)
Amortization and settlement recognition of net actuarial loss, included in pension cost	39.4	24.2	13.3
Prior service credit (cost) arising during period	7.6	3.2	(1.4)
Amortization of prior service (credit) cost, included in pension cost	(0.1)	0.9	0.4
Other comprehensive income adjustments	—	4.2	—
Other comprehensive (loss) income	(195.8)	201.5	(202.2)
Comprehensive income	288.0	934.0	50.0
Less: Comprehensive income attributable to noncontrolling interests	(3.1)	(6.7)	(2.2)
Comprehensive income attributable to Rock-Tenn Company shareholders	$284.9	$927.3	$47.8

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(In millions, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$32.6	$36.4
Restricted cash	8.8	9.3
Accounts receivable (net of allowances of $25.1 and $26.8)	1,118.7	1,134.9
Inventories	1,029.2	937.9
Other current assets	243.2	297.9
Total current assets	2,432.5	2,416.4
Property, plant and equipment at cost:
Land and buildings	1,280.5	1,203.1
Machinery and equipment	7,076.2	6,467.8
Transportation equipment	15.8	13.8
Leasehold improvements	25.0	24.7
	8,397.5	7,709.4
Less accumulated depreciation and amortization	(2,564.9)	(2,154.7)
Net property, plant and equipment	5,832.6	5,554.7
Goodwill	1,926.4	1,862.1
Intangibles, net	691.1	699.4
Other assets	157.1	200.8
	$11,039.7	$10,733.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$132.6	$2.9
Accounts payable	812.8	802.1
Accrued compensation and benefits	224.4	249.0
Other current liabilities	190.7	189.4
Total current liabilities	1,360.5	1,243.4
Long-term debt due after one year	2,852.1	2,841.9
Pension liabilities, net of current portion	1,090.9	975.2
Postretirement benefit liabilities, net of current portion	101.7	118.3
Deferred income taxes	1,132.8	1,063.1
Other long-term liabilities	180.6	165.4
Commitments and contingencies (Notes 10 and 16)
Redeemable noncontrolling interests	13.7	13.3
Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175.0 million shares authorized; 140.0 million and 144.0 million shares outstanding at September 30, 2014 and September 30, 2013, respectively	1.4	0.7
Capital in excess of par value	2,839.8	2,871.4
Retained earnings	1,960.9	1,740.8
Accumulated other comprehensive loss	(495.3)	(300.6)
Total Rock-Tenn Company shareholders’ equity	4,306.8	4,312.3
Noncontrolling interests	0.6	0.5
Total equity	4,307.4	4,312.8
	$11,039.7	$10,733.4

See Accompanying Notes

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2014	2013	2012
	(In millions, except per share data)
Number of Shares of Class A Common Stock Outstanding(1):
Balance at beginning of fiscal year	144.0	141.8	140.9
Shares issued under restricted stock plan	0.5	0.7	0.2
Issuance of Class A common stock, net of stock received for minimum tax withholdings(2)	0.2	1.5	0.7
Purchases of Class A common stock	(4.7)	—	—
Balance at end of fiscal year	140.0	144.0	141.8
Class A Common Stock:
Balance at beginning of fiscal year	$0.7	$0.7	$0.4
Issuance of Class A common stock, net of stock received for minimum tax withholdings	—	—	0.3
Two-for-one stock split (1)	0.7	—	—
Balance at end of fiscal year	1.4	0.7	0.7
Capital in Excess of Par Value:
Balance at beginning of fiscal year	2,871.4	2,810.8	2,762.7
Income tax benefit from share-based plans	15.0	5.7	8.4
Compensation expense under share-based plans	42.6	46.5	29.2
Issuance of Class A common stock, net of stock received for minimum tax withholdings	4.7	8.4	10.5
Purchases of Class A common stock	(93.2)	—	—
Two-for-one stock split (1)	(0.7)	—	—
Balance at end of fiscal year	2,839.8	2,871.4	2,810.8
Retained Earnings:
Balance at beginning of fiscal year	1,740.8	1,094.7	907.4
Net income attributable to Rock-Tenn Company shareholders	479.7	727.3	249.1
Cash dividends (per share - $0.70, $0.525 and $0.40) (3)	(100.8)	(76.3)	(56.5)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(15.7)	(4.9)	(5.3)
Purchases of Class A common stock	(143.1)	—	—
Balance at end of fiscal year	1,960.9	1,740.8	1,094.7
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(300.6)	(500.5)	(299.2)
Other comprehensive (loss) income, net of tax	(194.7)	199.9	(201.3)
Balance at end of fiscal year	(495.3)	(300.6)	(500.5)
Total Rock-Tenn Company Shareholders’ equity	4,306.8	4,312.3	3,405.7
Noncontrolling Interests:(4)
Balance at beginning of fiscal year	0.5	0.5	0.7
Net income (loss)	0.5	0.4	(0.1)
Distributions	(0.4)	(0.4)	(0.1)
Balance at end of fiscal year	0.6	0.5	0.5
Total equity	$4,307.4	$4,312.8	$3,406.2

(1)
On August 27, 2014, we effected a two-for-one stock split of our Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split and we recorded the incremental par value of the newly issued shares with the offset to additional paid in capital.

(2)
In connection with the Smurfit-Stone Acquisition, there were approximately 1.4 million shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. In fiscal 2013, 1.1 million shares previously reserved but unissued were issued related to the Smurfit-Stone bankruptcy claims. At September 30, 2014, 0.3 million shares remain reserved and unissued.

(3)	Includes cash dividends paid and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(4)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

ROCK-TENN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Operating activities:
Consolidated net income	$483.8	$732.5	$252.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	584.5	552.2	534.3
Deferred income tax expense (benefit)	252.1	(44.3)	123.4
Share-based compensation expense	42.6	46.5	29.2
Loss on extinguishment of debt	—	0.3	25.9
Loss (gain) on disposal of plant, equipment and other, net	0.3	(13.9)	(10.0)
Equity in income of unconsolidated entities	(8.8)	(4.6)	(3.4)
Pension and other postretirement funding more than expense	(175.0)	(167.1)	(305.4)
Settlement of interest rate swaps	—	—	(2.8)
Impairment adjustments and other non-cash items	5.5	21.2	29.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	67.3	(63.2)	55.5
Inventories	(80.5)	(122.8)	7.1
Other assets	(1.9)	(13.1)	(17.8)
Accounts payable	(11.6)	87.5	(77.8)
Income taxes	1.9	(13.8)	13.3
Accrued liabilities and other	(8.4)	35.1	3.8
Net cash provided by operating activities	1,151.8	1,032.5	656.7
Investing activities:
Capital expenditures	(534.2)	(440.4)	(452.4)
Cash paid for the purchase of a leased facility	—	—	(17.0)
Cash paid for purchase of businesses, net of cash acquired	(474.4)	(6.3)	(125.6)
Investment in unconsolidated entities	—	(0.1)	(1.7)
Return of capital from unconsolidated entities	7.0	1.0	1.8
Proceeds from sale of subsidiary and affiliates	6.8	—	—
Proceeds from sale of property, plant and equipment	22.4	26.8	40.5
Proceeds from property, plant and equipment insurance settlement	5.0	15.4	10.2
Net cash used for investing activities	(967.4)	(403.6)	(544.2)
Financing activities:
Proceeds from issuance of notes	—	—	1,442.2
Additions to revolving credit facilities	233.8	99.0	748.1
Repayments of revolving credit facilities	(285.9)	(146.2)	(759.8)
Additions to debt	663.8	277.0	326.6
Repayments of debt	(465.1)	(787.4)	(1,803.6)
Commercial card program	3.8	—	—
Debt issuance costs	(0.7)	(2.0)	(16.2)
Cash paid for debt extinguishment costs	—	(0.1)	(14.0)
Issuances of common stock, net of related minimum tax withholdings	(11.0)	3.5	5.2
Purchases of common stock	(236.3)	—	—
Excess tax benefits from share-based compensation	15.1	6.0	10.0
Repayments to (advances from) unconsolidated entity	(2.0)	1.2	0.2
Cash dividends paid to shareholders	(101.1)	(75.3)	(56.5)
Cash distributions paid to noncontrolling interests	(2.5)	(4.9)	(0.8)
Net cash used for financing activities	(188.1)	(629.2)	(118.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.5)	1.6
Decrease in cash and cash equivalents	(3.8)	(0.8)	(4.5)
Cash and cash equivalents at beginning of fiscal year	36.4	37.2	41.7
Cash and cash equivalents at end of fiscal year	$32.6	$36.4	$37.2

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$18.8	$22.0	$(9.6)
Interest, net of amounts capitalized	86.9	98.8	114.8

Supplemental schedule of non-cash investing activities:

Liabilities assumed in fiscal 2014 relate to the Tacoma Mill, NPG and AGI In-Store acquisitions. Liabilities assumed in fiscal 2013 relate to the acquisition of a corrugated sheet plant, and in fiscal 2012 they relate to the acquisition of GMI, Mid South and adjustments to the fiscal 2011 Smurfit-Stone preliminary purchase price allocation. For additional information regarding these acquisitions see “Note 5. Acquisitions”.

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Fair value of assets acquired, including goodwill	$525.3	$7.9	$145.7
Cash consideration, net of cash acquired	472.2	6.3	122.3
Liabilities assumed	$53.1	$1.6	$23.4

See Accompanying Notes

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

We are one of North America's leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in the U.S., Canada, Mexico, Chile, Argentina and Puerto Rico.

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

Common Stock Split

On August 27, 2014, we effected a two-for-one stock split of our Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split and we recorded the incremental par value of the newly issued shares with the offset to additional paid in capital.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2014, 2013 and 2012, we recorded bad debt expense of $2.0 million, $5.6 million and $6.6 million, respectively.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Balance at beginning of fiscal year	$26.8	$26.9	$30.1
Reduction in sales and charges to costs and expenses (1)	135.0	126.4	107.9
Deductions	(136.7)	(126.5)	(111.1)
Balance at end of fiscal year	$25.1	$26.8	$26.9
(1) Includes the impact of acquisitions.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the LIFO basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 26% and 24% of FIFO cost of all inventory at September 30, 2014 and 2013, respectively.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2014, 2013 and 2012, we capitalized interest of approximately $2.6 million, $2.9 million and $3.4 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-25 years
Transportation equipment	3-8 years

Generally our machinery and equipment have estimated useful lives between 3 and 25 years; however, select portions of machinery and equipment primarily at our mills have estimated useful lives up to 44 years. Greater than 90% of the cost of our mill assets have lives of 25 years or less. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years. Depreciation expense for fiscal 2014, 2013 and 2012 was approximately $481.7 million, $461.3 million and $434.6 million, respectively.

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

The goodwill impairment model is a two-step process. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we would complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2014 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 2 to 40 years and have a weighted average life of approximately 12.3 years.

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

Business Combinations

From time to time, we enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt and our pension and postretirement assets and liabilities in “Note 9. Fair Value” and “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements. We have, or from time to time may have, financial instruments recognized at fair value including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, and our prior year residual interest in TNH notes based on discounted cash flows.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 12. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions, i.e. actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as the corridor. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life expectancy of inactive plan participants for plans where all or almost all of the plan participants are inactive. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.
Stock Based Compensation

We recognize expense for stock based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our 2004 Incentive Stock Plan, we can award shares of restricted Common Stock to employees and our board of directors. The grants generally vest over a period of three years depending on the nature of the award, except for non-employee director grants, which typically vest over one year. Our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 14. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our paperboard mills. At September 30, 2014 and September 30, 2013, liabilities of $15.2 million and $14.9 million, respectively, were accrued.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain of $4.2 million in fiscal 2014, a gain of $2.5 million in fiscal 2013 and a loss of $5.5 million in 2012 from foreign currency transactions.

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

New Accounting Standards - Recently Issued

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. These provisions are effective for annual reporting periods beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of these provisions.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2014 the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends ASC 360 “Property Plant and Equipment” and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014 (January 1, 2015 for us). We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

	September 30,
	2014	2013	2012
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$479.7	$727.3	$249.1
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.2)	(0.8)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$479.6	$727.1	$248.3
Denominator:
Basic weighted average shares outstanding	143.6	144.0	142.4

Basic earnings per share attributable to Rock-Tenn Company shareholders	$3.34	$5.05	$1.74

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$479.7	$727.3	$249.1
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.2)	(0.7)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$479.6	$727.1	$248.4
Denominator:
Basic weighted average shares outstanding	143.6	144.0	142.4
Effect of dilutive stock options and non-participating securities	2.4	2.1	1.7
Diluted weighted average shares outstanding	146.0	146.1	144.1

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$3.29	$4.98	$1.72

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average shares includes 0.3 million and 0.3 million of reserved, but unissued shares at September 30, 2014 and 2013. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims.

Options and restricted stock in the amount of 0.5 million, 0.3 million and 0.6 million common shares in fiscal 2014, 2013 and 2012, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining options and restricted stock outstanding in each year were included in the effect of dilutive securities.

Note 3.	Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2014 and 2013 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2012	$(0.2)	$(547.8)	$47.5	$(500.5)
Other comprehensive income (loss) before reclassifications	—	190.4	(15.0)	175.4
Amounts reclassified from accumulated other comprehensive loss	—	24.5	—	24.5
Net current period other comprehensive income (loss)	—	214.9	(15.0)	199.9
Balance at September 30, 2013	(0.2)	(332.9)	32.5	(300.6)
Other comprehensive loss before reclassifications	—	(203.9)	(29.0)	(232.9)
Amounts reclassified from accumulated other comprehensive loss	—	38.6	(0.4)	38.2
Net current period other comprehensive loss	—	(165.3)	(29.4)	(194.7)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)

(1)     All amounts are net of tax and noncontrolling interest.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2014 and 2013 (in millions):

	Years Ended September 30,
	2014			2013
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses(2)	(63.1)	24.4	(38.7)	(38.6)	15.0	(23.6)
Prior service credit (costs) (2)	0.2	(0.1)	0.1	(1.5)	0.6	(0.9)
Subtotal defined benefit plans	(62.9)	24.3	(38.6)	(40.1)	15.6	(24.5)

Foreign currency translation adjustments (1)
Sale of foreign subsidiary (3)	0.4	—	0.4	—	—	—

Total reclassifications for the period	$(62.5)	$24.3	$(38.2)	$(40.1)	$15.6	$(24.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 12. Retirement Plans” for additional details.

(3)	Amount reflected in “Restructuring and other costs net” in the condensed consolidated statements of income.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income, including the noncontrolling interest, for the years ended September 30, 2014, 2013 and 2012, is as follows (in millions):

Fiscal 2014	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(29.9)	$—	$(29.9)
Net actuarial loss arising during period	(333.3)	120.5	(212.8)
Amortization and settlement recognition of net actuarial loss	63.9	(24.5)	39.4
Prior service credit arising during the period	12.4	(4.8)	7.6
Amortization of prior service credit	(0.2)	0.1	(0.1)
Consolidated other comprehensive loss	(287.1)	91.3	(195.8)
Less: Other comprehensive loss attributable to noncontrolling interests	1.1	—	1.1
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(286.0)	$91.3	$(194.7)

Fiscal 2013	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(15.1)	$—	$(15.1)
Net actuarial gain arising during period	303.9	(119.8)	184.1
Amortization of net actuarial loss	39.3	(15.1)	24.2
Prior service credit arising during period	5.2	(2.0)	3.2
Amortization of prior service cost	1.5	(0.6)	0.9
Other adjustments	—	4.2	4.2
Consolidated other comprehensive income	334.8	(133.3)	201.5
Less: Other comprehensive income attributable to noncontrolling interests	(1.6)	—	(1.6)
Other comprehensive income attributable to Rock-Tenn Company shareholders	$333.2	$(133.3)	$199.9

Fiscal 2012	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$18.3	$—	$18.3
Net deferred loss on cash flow hedges	(0.1)	0.1	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	2.3	(0.9)	1.4
Net actuarial loss arising during period	(375.0)	140.8	(234.2)
Amortization of net actuarial loss	21.4	(8.1)	13.3
Prior service cost arising during period	(2.2)	0.8	(1.4)
Amortization of prior service cost	0.7	(0.3)	0.4
Consolidated other comprehensive loss	(334.6)	132.4	(202.2)
Less: Other comprehensive loss attributable to noncontrolling interests	0.9	—	0.9
Other comprehensive loss attributable to Rock-Tenn Company shareholders	$(333.7)	$132.4	$(201.3)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2014	2013
Finished goods and work in process	$421.8	$370.9
Raw materials	465.7	453.6
Supplies and spare parts	225.3	194.0
Inventories at FIFO cost	1,112.8	1,018.5
LIFO reserve	(83.6)	(80.6)
Net inventories	$1,029.2	$937.9

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2014 we had no LIFO layer liquidations. In fiscal 2013 and 2012, we reduced inventory quantities in some of our LIFO pools. This reduction results in a liquidation of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2013 and 2012 was not significant.

In fiscal 2013, we identified spare parts that were not recorded in inventory in the mills that were acquired in the Smurfit-Stone Acquisition. We initiated a project to systematically identify, count and value the spare parts from the containerboard mills. As a result, we recorded immaterial corrections of errors as reductions of cost of goods sold of $32.3 million and $12.2 million in fiscal 2014 and fiscal 2013, respectively, for the incremental parts which we believe predominantly existed at the mills at the time of the acquisition since we were beyond the measurement period. The amounts recorded at September 30, 2014 reflect management’s estimate of the project’s total impact. We expect to complete the project in the first half of fiscal 2015.

Note 5.	Acquisitions

AGI In-Store

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries that will go to market as RockTenn In-Store Solutions. The purchase price was $72.0 million, net of an estimated working capital settlement. No debt was assumed. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $25.3 million of customer relationship intangible assets, $13.6 million of goodwill and $4.0 million of liabilities. We are amortizing the customer relationship intangibles over 5 to 10.5 years on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of AGI In-Store. We expect to make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets for an as yet to be determined amount not to exceed $2.0 million. We are in the process of completing the estimated values of the assets acquired and liabilities assumed, and therefore the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill and intangibles to be amortizable for income tax purposes.

Tacoma Mill

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $340.6 million including an estimate of the expected working capital settlement. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment. The preliminary purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract asset, $14.6 million of customer relationship intangible assets, $29.0 million

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of goodwill and $28.9 million of liabilities. We are amortizing the electrical cogeneration contract asset over the contract life of 7.2 years and the customer relationship intangibles over 20.0 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma mill. We are in the process of completing the estimated values of the assets acquired and liabilities assumed including, among other things, the valuation of certain tangible and intangible assets as well as the fair value of certain contracts and the working capital settlement with the seller, and therefore the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill and intangibles to be amortizable for income tax purposes.

NPG

On December 20, 2013, we acquired the stock of NPG, a specialty display company that will go to market as RockTenn Retail Solutions. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe it is a strategic fit that has strengthened our displays business. We have included the results of NPG’s operations in our consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $14.5 million of customer relationship intangible assets, $28.6 million of goodwill and $20.2 million of liabilities including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 9 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. We are in the process of completing the purchase price allocation including, among other things, the finalization of deferred taxes and goodwill, and therefore the allocation of the purchase price is preliminary and subject to revision. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

Mid South

On June 22, 2012, we acquired the assets of Mid South, a specialty corrugated packaging manufacturer with operations in Cullman, AL, and Olive Branch, MS. The purchase price was $32.1 million. We acquired the Mid South business as part of our announced strategy to seek acquisitions that increase our integration levels in the corrugated markets. We have included the results of Mid South's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $9.9 million of customer relationship intangible assets and $8.5 million of goodwill. We are amortizing the customer relationship intangibles over 12.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization and increased vertical integration) and the assembled work force of Mid South. We expect the goodwill and intangibles to be amortizable for income tax purposes.

GMI

On October 28, 2011, we acquired the stock of four entities doing business as GMI. We have made joint elections under section 338(h)(10) of the Code that increased our tax basis in the underlying assets acquired. The purchase price was $90.2 million, including the amount paid to the sellers related to the Code section 338(h)(10) elections. We acquired the GMI business to expand our presence in the corrugated markets. The acquisition also increased our vertical integration. We have included the results of GMI's operations since the date of acquisition in our consolidated financial statements in our Corrugated Packaging segment. The acquisition included $39.5 million of customer relationship intangible assets, $25.0 million of goodwill and $2.1 million of net unfavorable lease contracts. We are amortizing the customer relationship intangibles over 11 to 12 years based on a straight-line basis because the amortization pattern was not reliably determinable and amortizing the lease contracts over 2 to 10 years. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization and increased vertical integration) and the assembled work force of GMI. We expect the goodwill and intangibles to be amortizable for income tax purposes.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $55.6 million, $78.0 million and $75.2 million for fiscal 2014, 2013 and 2012, respectively. Of these costs, $10.2 million, $18.6 million and $14.8 million were non-cash for fiscal 2014, 2013 and

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition or integration can vary. We discuss these charges in more detail below.

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

While restructuring costs are not charged to our segments and therefore do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Related Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Fiscal 2014	$2.6	$0.9	$2.7	$3.9	$0.4	$10.5
	Fiscal 2013	10.4	23.5	5.0	4.7	(0.1)	43.5
	Fiscal 2012	16.6	10.5	3.5	5.6	4.7	40.9
	Cumulative	46.6	42.8	12.4	15.1	5.2	122.1
	Expected Total	46.6	42.8	12.6	17.5	5.2	124.7
Consumer Packaging(c)	Fiscal 2014	1.3	1.1	—	0.1	0.2	2.7
	Fiscal 2013	2.6	0.6	0.1	0.2	—	3.5
	Fiscal 2012	(3.4)	0.2	0.6	0.2	—	(2.4)
	Cumulative	2.9	2.5	0.7	1.0	0.7	7.8
	Expected Total	2.9	2.5	0.7	1.1	0.7	7.9
Recycling(d)	Fiscal 2014	6.3	—	0.6	1.3	3.7	11.9
	Fiscal 2013	5.5	1.2	0.2	0.8	2.6	10.3
	Fiscal 2012	1.6	0.3	—	0.1	0.3	2.3
	Cumulative	13.5	1.5	0.8	2.5	6.7	25.0
	Expected Total	13.5	1.5	1.3	2.8	6.8	25.9
Other(e)	Fiscal 2014	—	—	—	—	30.5	30.5
	Fiscal 2013	0.1	0.2	0.1	—	20.3	20.7
	Fiscal 2012	—	—	—	—	34.4	34.4
	Cumulative	0.1	0.2	0.1	—	145.8	146.2
	Expected Total	0.1	0.2	0.1	—	145.8	146.2
Total	Fiscal 2014	$10.2	$2.0	$3.3	$5.3	$34.8	$55.6
	Fiscal 2013	$18.6	$25.5	$5.4	$5.7	$22.8	$78.0
	Fiscal 2012	$14.8	$11.0	$4.1	$5.9	$39.4	$75.2
	Cumulative	$63.1	$47.0	$14.0	$18.6	$158.4	$301.1
	Expected Total	$63.1	$47.0	$14.7	$21.4	$158.5	$304.7

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
We have defined “Net property, plant and equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets.

(b)
The Corrugated Packaging segment related charges in the last three fiscal years are primarily associated with facilities acquired in the Smurfit-Stone Acquisition. The Corrugated Packaging segment related charges in fiscal 2014 are primarily associated with the closure of one corrugated container plant and on-going closure costs at other previously closed facilities which were partially offset by gains on sale of previously closed facilities. The Corrugated Packaging segment related charges in fiscal 2013 were primarily associated with the closure of seven corrugated container plants, on-going closure costs at previously closed facilities including the Matane, Quebec containerboard mill which were partially offset by gains on the sale of previously closed facilities. The Corrugated Packaging segment related charges in fiscal 2012 primarily reflect the closure of our Matane, Quebec containerboard mill, a machine taken out of operation at our Hodge, LA containerboard mill and seven corrugated container plants and charges associated primarily with on-going closure costs at previously closed corrugated container plants, net of a gain on sale in fiscal 2012 primarily for our Santa Fe Springs, CA corrugated converting facility. The fiscal 2012 expenses in the “Other Costs” column primarily represent repayment of energy credits and site environmental closure activities at the Matane mill. The cumulative charges are primarily associated with the closure of twenty-one corrugated container plants acquired in the Smurfit-Stone Acquisition, the closure of the Matane, Quebec containerboard mill, charges related to kraft paper assets at our Hodge containerboard mill we acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment related charges in fiscal 2014 are primarily associated with our decision to exit our Cincinnati, OH specialty recycled paperboard mill and on-going closure costs for previously closed converting facilities. The Consumer Packaging segment related charges in fiscal 2013 were primarily associated with the closure of a converting facility and on-going closure costs for previously closed facilities. The Consumer Packaging segment related charges in fiscal 2012 primarily reflect the gain on sale of our Columbus, IN laminated paperboard converting operation and Milwaukee, WI folding carton facility and on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect our decision to exit our Cincinnati, OH specialty recycled paperboard mill and three converting facilities partially offset by the gain on sale of two converting facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(d)
The Recycling segment related charges in the last three fiscal years are primarily associated with facilities acquired in the Smurfit-Stone Acquisition. The Recycling segment related charges in fiscal 2014 primarily reflect charges associated with the closure of one collection facility and on-going closure costs and fair value adjustments for assets at previously closed facilities. The Recycling segment related charges in fiscal 2013 were primarily associated with the closure of nine collection facilities partially offset by the gain on sale of our Dallas, TX collection facility. The Recycling segment related charges in fiscal 2012 primarily reflect the closure of six collection facilities and the cumulative charges reflect the preceding actions as well as carrying costs for two collections facilities shutdown in a prior year.

(e)
The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate, including the “Other Costs” column that primarily reflect costs incurred as a result of our Smurfit-Stone Acquisition, including merger integration expenses. Also included in the “Other” segment are insignificant costs related to our Merchandising Displays segment. The pre-tax charges in the “Other” segment are summarized below (in millions):

	Acquisition Expense / (Income)	Integration Expenses	Other Expense (Income)	Total
Fiscal 2014	$7.5	$23.0	$—	$30.5
Fiscal 2013	(3.6)	23.9	0.4	20.7
Fiscal 2012	2.9	32.1	(0.6)	34.4

Acquisition expenses include expenses associated with acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities the precise amount expected to be incurred has not been quantified above. We expect integration activities to continue into fiscal 2015.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our consolidated statements of income for fiscal 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Accrual at beginning of fiscal year	$21.8	$22.7	$26.7
Additional accruals	5.0	18.7	26.9
Payments	(14.1)	(20.6)	(28.0)
Adjustment to accruals	(1.8)	1.0	(2.9)
Accrual at end of fiscal year	$10.9	$21.8	$22.7

Reconciliation of accruals and charges to restructuring and other costs, net:
	2014	2013	2012
Additional accruals and adjustments to accruals (see table above)	$3.2	$19.7	$24.0
Acquisition expense (income)	7.5	(3.6)	2.9
Integration expenses	23.4	22.8	23.0
Net property, plant and equipment	10.2	18.6	14.8
Severance and other employee costs	0.6	10.1	0.6
Equipment and inventory relocation costs	3.3	5.4	4.1
Facility carrying costs	5.3	5.7	5.9
Other expense (income)	2.1	(0.7)	(0.1)
Total restructuring and other costs, net	$55.6	$78.0	$75.2

Note 7.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions, except weighted avg. life):

		September 30,
		2014		2013
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11.9	$929.8	$(308.3)	$876.5	$(230.4)
Favorable contracts	8.7	46.6	(17.5)	23.9	(14.3)
Technology and patents	8.1	14.3	(6.5)	14.3	(4.8)
Trademarks and tradenames	39.0	30.1	(13.2)	30.2	(9.8)
License costs	8.2	19.9	(4.1)	15.9	(2.1)
Total	12.3	$1,040.7	$(349.6)	$960.8	$(261.4)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2014, 2013 and 2012, intangible amortization expense was $92.5 million, $80.7 million and $88.9 million, respectively. The intangible amortization expense is primarily recorded as SG&A expense. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2015	$92.1
Fiscal 2016	91.2
Fiscal 2017	89.4
Fiscal 2018	89.3
Fiscal 2019	88.2

Note 8.	Debt

At September 30, 2014, our Credit Facility and Our Notes were unsecured. Our Notes are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Our Notes are redeemable prior to maturity, subject to certain rules and restrictions, and are not subject to any sinking fund requirements. Our Notes are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, except for certain present and future unrestricted subsidiaries and certain other limited exceptions. The indentures related to Our Notes restrict us and our subsidiaries from incurring certain liens and entering into certain sale and leaseback transactions, subject to a number of exceptions. Interest on Our Notes is payable in arrears each September and March.

The following were individual components of debt (in millions):

	September 30,
	2014	2013
4.45% notes due March 2019	$349.8	$349.7
3.50% notes due March 2020	347.9	347.5
4.90% notes due March 2022	399.4	399.4
4.00% notes due March 2023	347.0	346.6
Term loan facility	947.5	947.5
Revolving credit and swing facilities	120.3	184.3
Receivables-backed financing facility	460.0	260.0
Other debt	12.8	9.8
Total debt	2,984.7	2,844.8
Less current portion of debt	132.6	2.9
Long-term debt due after one year	$2,852.1	$2,841.9

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. During fiscal 2014, 2013 and 2012, amortization of debt issuance costs charged to interest expense was $10.3 million, $10.2 million and $10.8 million, respectively.

March 2019 and March 2022 Notes

On February 22, 2012, we issued the March 2019 Notes and the March 2022 Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act at a discount of approximately $0.3 million and $0.8 million, respectively, and recorded debt issuance costs, including the exchange offer, of approximately $3.0 million and $3.5 million respectively, which are being amortized over the respective term of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the March 2019 Notes and March 2022 Notes are approximately 4.59% and 5.01%, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 2020 and March 2023 Notes

On September 11, 2012, we issued the March 2020 Notes and the March 2023 Notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act at a discount of approximately $3.0 million and $3.7 million, respectively, and recorded debt issuance costs, including the exchange offer, of approximately $2.9 million and $3.0 million, respectively, which are being amortized over the respective term of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the March 2020 and March 2023 Notes are approximately 3.73% and 4.19%, respectively.

Exchanged Notes

During the quarter ended March 31, 2013, we conducted offers to exchange the March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes for new notes of the applicable series with terms substantially identical with the notes of such series that are registered under the Securities Act. In the exchange offer, $350.0 million in aggregate principal amount of the March 2019 Notes, $350.0 million in aggregate principal amount of the March 2020 Notes, $399.0 million in aggregate principal amount of the March 2022 Notes and $350.0 million in aggregate principal amount of the March 2023 Notes were validly tendered and subsequently exchanged (“Exchanged Notes”).

Term Loan and Revolving Credit Facility

On September 27, 2012, we entered into a Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. All obligations under the Credit Facility are fully and unconditionally guaranteed by our existing and future wholly-owned U.S. subsidiaries, except for certain present and future unrestricted subsidiaries and certain other limited exceptions. In addition, the obligations of Rock-Tenn Company of Canada, Inc. are guaranteed by Rock-Tenn Company and all such wholly-owned U.S. subsidiaries, as well as by wholly-owned Canadian subsidiaries of RockTenn, other than certain present and future unrestricted subsidiaries and certain other limited exceptions.

Up to $250.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $350.0 million of the revolving credit facility may be used to fund borrowings in Canadian dollars and the facility permits a future $200 million Mexican peso sub-facility with dollar for dollar reduction to existing commitments if activated. At September 30, 2014 and September 30, 2013, the amount committed under the credit facilities for loans to a Canadian subsidiary was $300.0 million and $300.0 million, respectively. At September 30, 2014, we had $41.4 million of outstanding letters of credit not drawn upon and available borrowings under the revolving credit portion of the Credit Facility exceeded $1.3 billion.

At our option, borrowings under the Credit Facility bear interest at either a base rate or at LIBOR, plus, in each case, an applicable margin. In addition, advances in Canadian dollars may be made by way of purchases of bankers' acceptances. We are required to pay fees in respect of outstanding letters of credit at a rate equal to the applicable margin for LIBOR-based borrowings based upon the Leverage Ratio. The following table summarizes the applicable margins and percentages related to the revolving credit facility and term loan of the Credit Facility:

	Range	September 30, 2014
Applicable margin/percentage for determining:
LIBOR-based loans and banker's acceptance advances interest rate (1)	1.125% - 1.750%	1.125%
Base rate-based borrowings (1)	0.125% - 0.750%	0.125%
Facility commitment (2)	0.175% - 0.300%	0.175%

(1)	The rates vary based on our Leverage Ratio

(2)	Applied to the aggregate borrowing availability based on the Leverage Ratio

The variable interest rate, including the applicable margin, on our term loan facility was 1.285% at September 30, 2014. Interest rates on our revolving credit facility for borrowings both in the U.S. and Canada ranged from 1.285% to 3.375% at September 30, 2014.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Credit Facility includes financial covenants requiring that we maintain a maximum Leverage Ratio and minimum interest coverage ratio.

•
Prior to us exercising the Leverage Reduction Option (as defined in the Credit Facility) on May 3, 2013, which reduced our maximum permitted Leverage Ratio to 3.5 to 1.00, we were required to maintain a Leverage Ratio of not greater than 3.75 to 1.00 for fiscal quarters ending from September 30, 2012 through September 30, 2013, and not greater than 3.50 to 1.00 for fiscal quarters ending thereafter.

•
In addition, we must maintain an interest coverage ratio, which is the ratio of Credit Agreement EBITDA (as defined below) for the preceding four fiscal quarters to cash interest expense for such period, of not less than 3.50 to 1.00 for any fiscal quarters ending on or after September 30, 2012.

•
Credit Agreement EBITDA is calculated in accordance with the definition contained in our Credit Facility. Credit Agreement EBITDA is generally defined as consolidated net income of RockTenn for any fiscal period plus the following to the extent such amounts are deducted in determining such consolidated net income: (i) consolidated interest expense, (ii) consolidated tax expenses, (iii) depreciation and amortization expenses, (iv) financing expenses and write-offs, including remaining portions of original issue discount on prepayment of indebtedness, prepayment premiums and commitment fees, (v) inventory expenses associated with the write up of Smurfit-Stone inventory acquired in the merger and other permitted acquisitions, (vi) all other non-cash charges, (vii) all legal, accounting and professional advisory expenses incurred in respect of the Smurfit-Stone Acquisition and other permitted acquisitions and related financing transactions, (vii) certain expenses and costs incurred in connection with the Smurfit-Stone Acquisition and associated synergies, restructuring charges, and certain other charges and expenses, subject to certain limitations specified in the Credit Facility, (viii) certain other charges and expenses unrelated to the Smurfit-Stone Acquisition subject to certain specified limitations in the Credit Facility, and (ix) for certain periods, run-rate synergies expected to be achieved due to the Smurfit-Stone Acquisition not already included in EBITDA (as defined in the Credit Facility) and adjustments to include Smurfit-Stone EBITDA (as defined and outlined in the Credit Facility) related to periods prior to the acquisition (“Credit Agreement EBITDA”). We test and report our compliance with these covenants each quarter. We are in compliance with all of our covenants.

The credit facilities also contain certain customary events of default, including relating to non-payment, breach of representations, warranties or covenants, default on other material debt, bankruptcy and insolvency events, invalidity or impairment of loan documentation, collateral or subordination provisions, change of control and customary ERISA defaults.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility and extended the maturity date from December 18, 2015 to October 24, 2017, and continued the size of the facility at $700.0 million. The amendment reduced the credit spread for the used portion of the facility from 0.75% to 0.70% and made minor amendments to the process of calculating the Borrowing Base (as defined in the Receivables Facility). The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and continues to allow for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions from the earlier August 30, 2013 amendment: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.89% and 0.95% as of September 30, 2014 and September 30, 2013, respectively. The commitment fee for this facility was 0.25% and 0.25% as of September 30, 2014 and September 30, 2013, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our covenants. At September 30, 2014 and September 30, 2013, we had $460.0 million and $260.0 million of our maximum available borrowings of $647.7 million and $700.0 million, respectively, outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2014 was approximately $846.0 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

As of September 30, 2014, the aggregate maturities of debt for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2015	$132.6
Fiscal 2016	122.5
Fiscal 2017	853.9
Fiscal 2018	425.0
Fiscal 2019	350.0
Thereafter	1,106.6
Unamortized bond discount	(5.9)
Total debt	$2,984.7

Note 9.	Fair Value

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

We have, or from time to time may have, Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. Other than our pension and postretirement assets and liabilities disclosed in “Note 12. Retirement Plans” and the fair value of our long-term debt disclosed below, the fair value of these items is not significant.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	September 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2019 Notes(1)	$349.8	$376.1	$349.7	$371.9
March 2020 Notes(1)	347.9	357.5	347.5	343.0
March 2022 Notes(1)	399.4	430.0	399.4	413.7
March 2023 Notes(1)	347.0	357.9	346.6	338.6
Term loan facilities(2)	947.5	947.5	947.5	947.5
Revolving credit and swing facilities(2)	120.3	120.3	184.3	184.3
Receivables-backed financing facility(2)	460.0	460.0	260.0	260.0
Other long-term debt(2)(3)	12.8	13.0	9.8	10.1
Total debt	$2,984.7	$3,062.3	$2,844.8	$2,869.1

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On February 3, 2014, the A/R Sales Agreement was amended to increase the maximum amount of receivables that may be sold at any point in time to $205.0 million. Since the inception of the A/R Sales Agreement, we have cumulatively sold and derecognized $814.7 million of receivables, of which $667.7 million have been collected by the third party financial institution and we have a $10.4 million receivable from the financial institution. The remaining $136.6 million represents the net receivables sold as of September 30, 2014 which have been funded by the financial institution. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. At September 30, 2014 and September 30, 2013, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2014, future minimum lease payments under all noncancelable leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2015	$58.3
Fiscal 2016	47.7
Fiscal 2017	36.8
Fiscal 2018	29.5
Fiscal 2019	21.3
Thereafter	54.6
Total future minimum lease payments	$248.2

Rental expense for the years ended September 30, 2014, 2013 and 2012 was approximately $112.3 million, $101.5 million and $88.1 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.

Note 11.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
United States	$665.2	$636.5	$374.7
Foreign	105.1	74.2	14.4
Income before income taxes	$770.3	$710.7	$389.1

The provision (benefit) for income taxes consists of the following components (in millions):

	Year Ended September 30,
	2014	2013	2012
Current income taxes:
Federal	$19.9	$(8.3)	$(4.5)
State	15.2	23.7	7.5
Foreign	(0.7)	7.1	10.5
Total current	34.4	22.5	13.5
Deferred income taxes:
Federal	201.8	(44.6)	129.1
State	19.9	2.6	(0.6)
Foreign	30.4	(2.3)	(5.1)
Total deferred	252.1	(44.3)	123.4
Provision (benefit) for income taxes	$286.5	$(21.8)	$136.9

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.3)	(1.9)	0.2
Adjustment and resolution of federal, state and foreign tax uncertainties	0.4	(35.9)	(0.1)
State taxes, net of federal benefit	2.0	3.3	3.4
Research and development and other tax credits, net of valuation allowances	0.1	(1.4)	(0.5)
Income attributable to noncontrolling interest	(0.1)	(0.2)	(0.1)
Domestic manufacturer’s deduction	(0.4)	—	—
State of New York tax law change, net of valuation allowance	1.2	—	—
Change in valuation allowance	0.7	(0.7)	(1.3)
Other, net	(0.4)	(1.3)	(1.4)
Effective tax (benefit) rate	37.2%	(3.1)%	35.2%

The domestic manufacturer’s deduction impacted the effective rate in fiscal 2014 because the Company had reportable U.S. taxable income in fiscal 2014 against which the deduction was claimed. The deduction was not claimed in the prior years presented as the Company had no U.S. taxable income to report due to the use of its accumulated U.S. federal net operating losses. Since the company has now utilized almost all of its accumulated U.S. federal net operating losses we expect to report U.S. taxable income in future fiscal years and to accordingly receive continued use of the domestic manufacturer’s deduction. The use of this deduction in future years will have the effect of lowering the overall effective tax rates in those years.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2014	2013
Deferred income tax assets:
Accruals and allowances	$7.8	$23.5
Employee related accruals and allowances	96.7	104.8
Pension obligations	358.5	333.3
State net operating loss carryforwards	62.4	68.3
State credit carryforwards, net of federal benefit	55.0	49.1
Cellulosic Biofuel Producers Credits and other federal tax credit carryforwards	228.9	233.6
Federal net operating loss carryforwards	2.5	207.0
Restricted stock and options	38.1	30.5
Other	6.7	28.8
Total	856.6	1,078.9
Deferred income tax liabilities:
Property, plant and equipment	1,430.0	1,477.2
Deductible intangibles and goodwill	278.0	287.0
Inventory reserves	73.0	80.5
Deferred gain	—	31.0
Other	0.6	0.5
Total	1,781.6	1,876.2
Valuation allowances	65.1	36.2
Net deferred income tax liability	$990.1	$833.5

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2014	2013
Current deferred tax asset	$141.1	$209.1
Long-term deferred tax asset	1.6	20.5
Long-term deferred tax liability	1,132.8	1,063.1
Net deferred income tax liability	$990.1	$833.5

At September 30, 2014 and September 30, 2013, we had gross federal net operating losses of approximately $7.2 million and $605.8 million. These loss carryforwards generally expire between fiscal 2029 and 2033.

At September 30, 2014 and September 30, 2013, we had $138.6 million and $138.1 million, respectively, of federal CBPC carryforwards which expire if not utilized by the end of fiscal 2017. At September 30, 2014 and September 30, 2013, we had alternative minimum tax credits of $78.9 million and $79.7 million, respectively.  Under current tax law, the alternative minimum tax credit carryforwards do not expire.  At September 30, 2014 and September 30, 2013, we had various other federal credit carryforwards of $11.4 million and $15.8 million, respectively, which expire between fiscal 2018 and 2034.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at September 30, 2013 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating loss carryforwards. The September 30, 2013 federal net operating loss carryforwards exclude $14.2 million due to stock compensation excess tax benefits. These previously excluded federal net operating losses, related to fiscal 2011, were realized and recorded in fiscal 2014 when these carryforwards reduced our income tax liability.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2014 and September 30, 2013, gross net operating losses, for state and local tax reporting purposes, of approximately $1,418 million and $1,543 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal 2015 and 2034. The tax effected values of these net operating losses are $62.4 million and $68.3 million at September 30, 2014 and 2013, respectively, exclusive of valuation allowances of $9.6 million and $4.4 million at September 30, 2014 and 2013, respectively.

At September 30, 2014 and September 30, 2013, gross net operating losses for foreign reporting purposes of approximately $36.6 million and $112.0 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal 2017 and 2033. The tax effected values of these net operating losses are $7.9 million and $28.8 million at September 30, 2014 and 2013, respectively, exclusive of valuation allowances of $4.7 million and $7.3 million at September 30, 2014 and 2013, respectively.

At September 30, 2014 and 2013, certain allowable state tax credits were available for carryforward. Accordingly, $55.0 million and $49.1 million have been recorded as deferred income tax assets at September 30, 2014 and 2013, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $50.8 million and $24.2 million at September 30, 2014 and 2013, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. On March 31, 2014, the State of New York enacted an income tax law which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset related to a credit carryforward to no longer have any value. Therefore, a full valuation allowance was recorded against our New York state credit carryforwards as it is more likely than not that they will not be utilized.

At September 30, 2014 and September 30, 2013, we had current deferred income taxes of $141.1 million and $209.1 million, respectively, included in other current assets.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Balance at beginning of fiscal year	$36.2	$42.3	$48.0
Charges to costs and expenses	31.7	3.6	4.3
Deductions	(2.8)	(9.7)	(10.0)
Balance at end of fiscal year	$65.1	$36.2	$42.3

We have considered a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. Earnings of all other foreign subsidiaries are considered permanently reinvested in their respective foreign operations. As of September 30, 2014, we estimate those permanently reinvested earnings to be approximately $240.3 million. We have not provided for any incremental U.S. taxes that would be due upon the repatriation of those earnings. However, in the event of a distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. As of September 30, 2014, we estimate the amount of unrecognized deferred income tax liability on these permanently reinvested earnings to be approximately $8.9 million.

As of September 30, 2014, the total amount of unrecognized tax benefits was approximately $36.5 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $29.9 million would benefit the effective tax rate. As of September 30, 2013, the total amount of unrecognized tax benefits was approximately $21.3 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $19.2 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2014	2013	2012
Balance at beginning of fiscal year	$21.3	$289.7	$287.9
Reductions related to acquisitions(1)	—	—	(1.4)
Additions for tax positions taken in current year	14.8	2.6	7.0
Additions (reductions) for tax positions taken in prior fiscal years	1.0	(268.5)	—
Reductions due to settlements	—	(0.2)	—
Reductions as a result of a lapse of the applicable statute of limitations	(0.6)	(2.3)	(3.8)
Balance at end of fiscal year	$36.5	$21.3	$289.7

(1)	Adjustments in fiscal 2012 related to the fiscal 2011 Smurfit-Stone Acquisition.

The decrease in the gross unrecognized tax benefits during fiscal 2013 is primarily related to the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition. The benefit to deferred tax expense was recorded as the IRS completed its examination of Smurfit-Stone's 2009 tax return.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2014 and September 30, 2013, we had a recorded liability of $0.5 million and $1.2 million, respectively, for the payment of estimated interest and penalties related to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2014, 2013 and 2012 include income of $0.5 million, $0.7 million and $1.9 million, respectively, related to estimated interest and penalties related to the liability for unrecognized tax benefits.
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

We have defined benefit pension plans and other postretirement plans for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a SERP and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan.

Salaried and nonunion hourly employees hired on or after January 1, 2005 are generally not eligible to participate in our benefit plans in effect prior to the Smurfit-Stone Acquisition. However, we provide an enhanced 401(k) plan match for such employees. The defined benefit pension plans acquired in connection with the Smurfit-Stone Acquisition cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. These plans were frozen for salaried employees at various stages prior to the acquisition. The postretirement plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Target Allocations

	U.S. Plans		Canadian Plans
	2014	2013	2014	2013
Equity investments	39%	40%	29%	29%
Fixed income investments	36%	45%	58%	58%
Short-term investments	2%	1%	1%	1%
Other investments	23%	14%	12%	12%

Our pension plans' asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Canadian Plans
	2014	2013	2014	2013
Equity investments	32%	42%	29%	31%
Fixed income investments	38%	44%	57%	57%
Short-term investments	11%	4%	2%	2%
Other investments	19%	10%	12%	10%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of ERISA as well as applicable legislation in Canada. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We currently expect to contribute approximately $160 million to our defined benefit pension plans in fiscal 2015. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans. We use a September 30 measurement date.

The assumptions used to measure the benefit plan obligations at September 30 were:

	Pension Plans		Postretirement plans
	2014	2013	2014	2013
Discount rate – U.S. Plans	4.54%	5.19%	4.54%	5.19%
Rate of compensation increase – U.S. Plans	2.00 - 3.00%	2.00 - 2.50%	N/A	N/A
Discount rate – Canadian Plans	4.00%	4.56%	4.00%	4.56%
Rate of compensation increase – Canadian Plans	3.00%	3.00 - 3.25%	3.00%	3.00%
Discount rate – SERP and Other Executive Plans	3.73 - 4.54%	3.39 - 5.19%	N/A	N/A
Rate of compensation increase – SERP and Other Executive Plans	3.00%	3.00%	N/A	N/A

We determine the discount rate with the assistance of actuaries. At September 30, 2014, the discount rate for the U.S. pension and postretirement plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the Canadian pension, postretirement plans, SERP and the other executive plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2014

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases. We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2015, our expected rate of return used to determine net periodic benefit cost is 7.88% for our U.S. plans and 6.88% for our Canadian plans. Our 2015 rates of return are based on an analysis of our long-term expected rate of return and our current asset allocation.

During the fourth quarter of fiscal 2014 we partially settled obligations of certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceed a certain minimum threshold had the option to either voluntarily accept or not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $248.8 million accepted the Pension Offer. Lump sum payments of $210.2 million were made out of existing plan assets. As a result of the settlement and remeasurement, we recorded a $38.6 million gain to other comprehensive income and a non-cash pre-tax charge to earnings of $47.9 million. The impact of the settlement is included in the change in benefit obligation, change in plan assets, net periodic pension cost and change in other comprehensive income tables that follow.

Changes in benefit obligation for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Benefit obligation at beginning of fiscal year	$4,524.2	$4,973.5	$130.2	$166.2
Service cost	26.5	35.1	1.2	1.6
Interest cost	216.5	199.7	5.7	6.5
Amendments	0.9	4.1	(13.3)	(9.3)
Actuarial loss (gain)	373.1	(380.3)	(1.9)	(17.9)
Plan participant contributions	2.2	2.8	3.8	5.4
Benefits paid	(258.5)	(260.4)	(14.8)	(17.3)
Business combinations	—	—	6.2	—
Curtailments	—	(0.8)	—	(2.7)
Settlements	(236.2)	(1.1)	—	—
Foreign currency rate changes	(78.1)	(48.4)	(4.0)	(2.3)
Benefit obligation at end of fiscal year	$4,570.6	$4,524.2	$113.1	$130.2

The accumulated benefit obligation of the pension plans was $4,529.3 million and $4,487.4 million at September 30, 2014 and 2013, respectively. At September 30, 2014 and 2013, no plan had a fair value of plan assets which exceeded its accumulated benefit obligation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in plan assets for the years ended September 30 (in millions):

	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Fair value of plan assets at beginning of fiscal year	$3,522.7	$3,480.2	$—	$—
Actual gain on plan assets	290.0	152.6	—	—
Employer contributions	224.7	188.9	11.0	11.9
Plan participant contributions	2.2	2.8	3.8	5.4
Benefits paid	(258.5)	(260.4)	(14.8)	(17.3)
Settlements	(236.2)	(1.1)	—	—
Foreign currency rate changes	(66.2)	(40.3)	—	—
Fair value of plan assets at end of fiscal year	$3,478.7	$3,522.7	$—	$—

The table below sets forth the underfunded status recognized in the consolidated balance sheets at September 30 (in millions):

	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Other current liability	$(1.0)	$(26.3)	$(11.4)	$(11.9)
Accrued pension and other long-term benefits	(1,090.9)	(975.2)	(101.7)	(118.3)
Net amount recognized	$(1,091.9)	$(1,001.5)	$(113.1)	$(130.2)

The increase in our pension plans underfunded status in fiscal 2014 is primarily attributable to a lower discount rate applied to the pension obligations as well as changes in mortality assumptions which were partially offset by gains on plan assets and contributions which exceeded interest and service costs.

In fiscal 2014, for our U.S. pension and postretirement plans, we considered the new mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2000 mortality tables with a 5% increase, and applied Scale BB with generational improvements. For fiscal 2013, our U.S. plans utilized the RP-2000 mortality tables and applied Scale AA with generational improvements. In fiscal 2014, our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied CPM Improvement Scale B with generational improvements. For fiscal 2013, our Canadian plans utilized the 1994 Uninsured Pensioners (1994-UP) mortality tables and applied Scale AA with generational improvements.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss (income) at September 30 not yet recognized as components of net periodic pension cost, including the noncontrolling interest, consist of (in millions):

	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Net actuarial loss (gain)	$820.7	$551.2	$(18.0)	$(17.9)
Prior service cost (credit)	7.5	7.8	(22.8)	(10.9)
Total accumulated other comprehensive loss (income)	$828.2	$559.0	$(40.8)	$(28.8)

The pre-tax amounts recognized in other comprehensive loss (income), including the noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Net actuarial loss (gain) arising during period	$335.2	$(286.6)	$377.6	$(1.9)	$(17.3)	$(2.5)
Amortization and settlement recognition of net actuarial (loss) gain	(65.7)	(39.3)	(21.4)	1.8	—	—
Prior service cost (credit) arising during period	0.9	4.1	2.6	(13.3)	(9.3)	(0.5)
Amortization of prior service (cost) credit	(1.2)	(1.2)	(0.8)	1.4	(0.3)	0.1
Net other comprehensive loss (income) recognized	$269.2	$(323.0)	$358.0	$(12.0)	$(26.9)	$(2.9)

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Service cost	$26.5	$35.1	$30.1	$1.2	$1.6	$1.5
Interest cost	216.5	199.7	221.4	5.7	6.5	7.8
Expected return on plan assets	(252.9)	(247.3)	(222.1)	—	—	—
Amortization of net actuarial loss (gain)	17.8	38.9	21.4	(1.8)	—	—
Amortization of prior service cost (credit)	1.2	1.2	0.8	(1.4)	0.3	(0.1)
Curtailment gain	—	—	—	—	(2.7)	—
Settlement loss	47.9	0.4	—	—	—	—
Company defined benefit plan expense	57.0	28.0	51.6	3.7	5.7	9.2
Multiemployer and other plans	6.2	20.3	9.8	—	—	—
Net pension cost	$63.2	$48.3	$61.4	$3.7	$5.7	$9.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed health care cost trend rates used in measuring the APBO are as follows at September 30:

2014
U.S. Plans
Health care cost trend rate assumed for next year	8.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%
Year the rate reaches the ultimate trend rate	2030
Canadian Plans
Health care cost trend rate assumed for next year	7.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.70%
Year the rate reaches the ultimate trend rate	2029

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of September 30, 2014 by approximately $5 million and would increase and decrease the annual net periodic postretirement benefit cost for 2014 by an immaterial amount.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Discount rate – U.S. Plans	5.19%	4.22%	5.27%	5.19%	4.22%	5.27%
Rate of compensation increase – U.S Plans	2.00 - 2.50%	2.00 - 2.50%	2.75 - 3.32%	N/A	N/A	N/A
Expected long-term rate of return on plan assets – U.S. Plans	7.50%	7.50%	8.00%	N/A	N/A	N/A
Discount rate – Canadian Plans	4.30 - 4.56%	4.14%	3.51 - 4.90%	4.56%	4.14%	4.90%
Rate of compensation increase – Canadian Plans	3.00 - 3.25%	3.00 - 3.25%	3.00 - 3.25%	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets – Canadian Plans	6.88%	6.88%	3.51 - 6.00%	N/A	N/A	N/A
Discount rate – SERP and Other Executive Plans	3.39 - 5.19%	2.57 - 4.22%	0.87 - 4.61%	N/A	N/A	N/A
Rate of compensation increase SERP and Other Executive Plans	3.00%	6.00%	6.00%	N/A	N/A	N/A

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2015 are as follows (in millions):

	Pension Plans	Postretirement Plans
Actuarial loss (gain)	$35.0	$(1.4)
Prior service cost (credit)	1.1	(3.3)
	$36.1	$(4.7)

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans	Postretirement Plans
Fiscal 2015	$274.4	$11.5
Fiscal 2016	270.4	10.2
Fiscal 2017	273.9	9.3
Fiscal 2018	276.9	8.9
Fiscal 2019	278.9	8.8
Fiscal Years 2020 – 2024	1,425.4	39.6

The following tables summarize our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2014 and September 30, 2013 (in millions):

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$179.0	$179.0	$—	$—
Non-U.S. equities(a)	620.5	76.4	544.1	—
Hedged equities(a)	276.4	—	276.4	—
Fixed income securities:
U.S. government securities(b)	100.0	—	100.0	—
Non-U.S. government securities(c)	124.9	30.7	94.2	—
U.S. corporate bonds(c)	643.8	61.7	582.1	—
Non-U.S. corporate bonds(c)	346.6	48.5	298.1	—
Mortgage-backed securities(c)	24.3	—	24.3	—
Other fixed income(d)	234.0	—	234.0	—
Short-term investments(e)	309.9	309.9	—	—
Other investments:
Alternative investments(f)	365.5	—	324.9	40.6
Global multi-asset investments (g)	253.8	—	253.8	—
	$3,478.7	$706.2	$2,731.9	$40.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$318.0	$133.7	$184.3	$—
Non-U.S. equities(a)	810.4	58.1	752.3	—
Hedged equities(a)	267.2	—	267.2	—
Fixed income securities:
U.S. government securities(b)	127.8	—	127.8	—
Non-U.S. government securities(c)	94.2	—	94.2	—
U.S. corporate bonds(c)	675.8	106.3	569.5	—
Non-U.S. corporate bonds(c)	478.3	170.8	307.5	—
Mortgage-backed securities(c)	49.2	—	49.2	—
Other fixed income(d)	225.3	—	225.3	—
Short-term investments(e)	113.8	113.8	—	—
Other investments:
Alternative investments(f)	362.7	—	302.3	60.4
	$3,522.7	$582.7	$2,879.6	$60.4

(a)
Equity securities are comprised of the following investment types: (i) common stock; (ii) preferred stock; (iii) equity exchange traded funds; (iv) hedged equity investments and (v) commingled equity funds. Level 1 investments in common and preferred stocks and exchange traded funds are valued using quoted market prices multiplied by the number of shares owned. The level 2 hedged equity investment is a commingled fund that consists primarily of equity indexed investments which are hedged by options and also holds collateral in the form of short term treasury securities. The commingled fund investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

(b)	U.S. government securities include treasury and agency debt. These investments are valued using broker quotes in an active market.

(c)
The level 1 non-U.S. government securities investment is an exchange traded fund valued using quoted market prices. The level 1 U.S. corporate bonds category is primarily comprised of U.S. dollar denominated investment grade securities and valued using quoted market prices. Level 2 investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. Level 2 commingled debt funds are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

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

(f)
The alternative investments are diversified across multiple asset managers and several types of asset classes including hedge funds, private equity partnerships and real estate funds. The level 2 hedge funds are valued at net asset value. Fair value of the level 3 private equity partnerships is determined based on discounted cash flow analysis that utilizes unobservable inputs such as weighted average cost of capital ranging from 9.1% to 17.2% for 2014 and 8.8% to 16.1% for 2013; residual growth rate assumptions ranging from 1.5% to 4.0% for 2014 and 1.0% to 4.0% for 2013; revenue growth rates ranging from 2.7% to 6.3% for 2014 and 2.2% to 6.6% for 2013; and EBITDA of market comparable companies with multiples ranging from 6.8

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 10.0 for 2014 and 7.0 to 13.2 for 2013. The fair value of our real estate funds is based on the utilization of various unobservable inputs including but not limited to rental rate factors ranging from 0% to 25% for 2014 and 2013; capitalization rates ranging from 5% to 8% for 2014 and 2013; discount rates ranging from 7% to 9% for 2014 and 2013; and inflation rates ranging from 0% to 5% for 2014 and 2013.

(g)
The global multi-asset investment is a commingled fund with underlying investments that are diversified across multiple asset classes and include global equity, fixed income securities, commodities, and derivative contracts. The commingled fund is valued at its net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled fund includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

The following table summarizes the changes in our Level 3 pension plan assets for the years ended September 30, 2014 and 2013 (in millions):

Alternative Investments
Balance as of September 30, 2012	$63.3
Purchases, sales, issuances, and settlements, net	(9.0)
Actual return on plan assets:
Relating to instruments still held at end of year	2.5
Relating to instruments sold during the year	3.6
Balance as of September 30, 2013	$60.4
Purchases, sales, issuances, and settlements, net	(20.6)
Actual return on plan assets:
Relating to instruments still held at end of year	(8.3)
Relating to instruments sold during the year	9.1
Balance as of September 30, 2014	$40.6

Various alternative investments are subject to initial one-year lock-up restrictions with monthly or quarterly redemption requirements that include a specified notice period in order to liquidate. In fiscal 2012, these lock-up restrictions expired and the alternative investments were transferred to Level 2.

Multiemployer Plans

We participate in several MEPPs administered by labor unions that provide retirement benefits to certain union employees in accordance with various CBAs. Approximately 46% of our employees are covered by CBAs, of which approximately 33% are covered by CBAs that have expired and another 14% are covered by CBAs that expire within one year. Approximately 14% of our CBAs participate in the Pace Industry Union-Management Pension Fund. As one of many participating employers in these MEPPs, we are generally responsible, along with other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.

A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status (also referred to as red status) and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the MEPPs' unfunded vested benefits. We believe that certain of the MEPP's in which we participate have material unfunded vested benefits. Our share of the contributions in the Pace Industry Union-Management Pension Fund exceeded 5% of total plan contributions for certain plan years. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows. At September 30, 2014 and September 30, 2013, we had a withdrawal liability recorded of $17.8 million and $17.1 million, respectively. Contributions in the table below, for fiscal 2014 and fiscal 2013, exclude $0.7 million and $13.2 million, respectively, accrued related to withdrawal liabilities.

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (a)			Surcharge imposed?	Expiration CBA
		2014	2013		2014	2013	2012
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund (b)	11-6166763 / 001	Red	Red	Implemented	$3.5	$3.9	$3.6	Yes	9/30/14 to 12/31/2019
Other Funds					2.0	3.2	6.2
Total Contributions:					$5.5	$7.1	$9.8

(a)	Contributions represent the amounts contributed to the plan during the fiscal year.

(b)
Our contributions for fiscal 2013 and 2012 exceeded 5% of total plan contributions. Although the plan data for fiscal 2014 is not yet available, we would expect to continue to exceed 5% of total plan contributions.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover our U.S. and Canadian salaried and nonunion hourly employees as well as certain employees covered by union CBAs, subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Due primarily to acquisitions, we have plans with varied terms. At September 30, 2014 the company contributions are generally up to 3% to 4%. During fiscal 2014, 2013 and 2012, we recorded expense of $34.3 million, $29.9 million and $31.8 million, respectively, related to the 401(k) plans and defined contribution plans.

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. These plans are divided into a broad based section, an individual retirement account section and a senior executive section. The broad based section was put into effect on January 1, 2006 for certain highly compensated employees whose 401(k) contributions were capped at a maximum deferral rate in certain 401(k) plans in an effort to pass the nondiscrimination tests in those plans. Participants in the broad based section of the plan can contribute base pay up to a certain maximum dollar amount determined annually. In addition, amounts are contributed for certain executives whose participation in our pension plans is limited or excluded. Contributions in the broad based section of the plan are not matched. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations (the “Obligations”) and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Each participant in the senior executive portion of the plan elects the amount of eligible base salary and/or eligible bonus to be deferred to a maximum

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferral of 6% of base salary and eligible bonus. We match $0.50 on the dollar of the amount contributed by participants in the senior executive section. Each Obligation will be payable on a date selected by us pursuant to the terms of the Supplemental Plans. Generally, we are obligated to pay the Obligations after termination of the participant’s employment or in certain emergency situations. We will adjust each participant’s account for investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. We will make all such adjustments at the same time and in accordance with the same procedures followed under our 401(k) plans for crediting investment gains and losses to a participant’s account under our 401(k) plans. The Obligations are denominated and payable in U.S. dollars. The amount recorded for both the asset and liability was approximately $13.9 million at September 30, 2014. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives you would find available under 401(k) plans. The recorded expense for the current fiscal year and the preceding two fiscal years was not significant.

Note 13.	Shareholders’ Equity

Capitalization

Our capital stock consists solely of Common Stock. Holders of our Common Stock are entitled to one vote per share. Our articles of incorporation also authorize preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with our articles of incorporation.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time at the discretion of our management. Our stock repurchase plan does not allow for the shares available for repurchase to be split adjusted. Our stock repurchase plan, as amended in November 2013 and September 2014 following our stock split, allows for the repurchase of a total of 16.9 million shares of Common Stock, an increase from the 6.0 million previously authorized at September 30, 2013. Pursuant to our repurchase plan, in fiscal 2014, we repurchased approximately 4.0 million shares (or 4.7 million shares split adjusted) for an aggregate cost of $236.3 million. In fiscal 2013 and 2012, we did not repurchase any shares of Common Stock. As of September 30, 2014, we had remaining authorization to purchase approximately 8.7 million shares of Common Stock.

Note 14.	Share-Based Compensation

Stock-based Compensation Plan

We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our 2004 Incentive Stock Plan. We also have options and restricted stock outstanding under our preexisting 2000 Incentive Stock Plan. We also maintain an ESPP Plan that provides for the purchase of shares by qualifying employees at a 15% discount.

Our 2004 Incentive Stock Plan allows for the granting of options and restricted stock, stock appreciation rights and restricted stock units to certain key employees and directors for the issuance of approximately 15.8 million shares of Common Stock. As of September 30, 2014, approximately 4.8 million shares remained available for the future grant of awards. If all currently outstanding adjustable restricted stock awards achieve the maximum adjustment of target, approximately 1.7 million additional shares would be issued and would reduce the number of shares available for future grant by the same amount.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The shares available for issuance, and stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of our Common Stock and options and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the merger agreement. The number of shares available under this plan upon conversion was approximately 7.9 million shares. As of September 30, 2014, approximately 5.2 million shares remained available for future grants exclusively to legacy Smurfit-Stone employees who have continued employment with RockTenn; however, we have determined that we will not make any more grants of awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan.

Our results of operations for the fiscal years ended September 30, 2014, 2013 and 2012 include share-based compensation expense of $42.6 million, $46.5 million and $29.2 million, respectively. The total income tax benefit in the results of operations

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in connection with share-based compensation was $16.8 million, $17.4 million and $11.1 million, for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $15.1 million, $6.0 million and $10.0 million were included in cash used for financing activities in fiscal 2014, 2013 and 2012, respectively. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2014, 2013 and 2012 was $6.9 million, $13.4 million and $17.3 million, respectively.

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

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods:

	2014	2013	2012
Expected term in years	6.9	5.8	5.3
Expected volatility	43.9%	44.0%	47.3%
Risk-free interest rate	2.1%	1.0%	0.8%
Dividend yield	1.4%	1.4%	1.4%

The table below summarizes the changes in all stock options during the year ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2013	2,367,502	$24.94
Granted	297,650	50.75
Exercised	(570,278)	17.25
Forfeited	(20,230)	35.84
Outstanding at September 30, 2014	2,074,644	$30.65	5.8	$36.1
Exercisable at September 30, 2014	1,178,854	$23.10	3.8	$28.9
Vested and expected to vest at September 30, 2014	2,039,766	$30.41	5.7	$35.9

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2014, 2013 and 2012 was $20.74, $14.55 and $11.90 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2014, 2013 and 2012 was $17.8 million, $16.1 million and $13.5 million, respectively.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2014, there was $5.5 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.3 years. Where applicable, we amortize these costs using the accelerated attribution method.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards have a service condition and generally vest over one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employees may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets including Cash Flow Per Share and Cash Flow to Equity Ratio (each as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The employee grants generally vest over a period of 3 years. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, the grants will include a provision requiring both a change of control and termination of employment to accelerate vesting. At September 30, 2014 and September 30, 2013, shares of restricted stock of less than 0.1 million and 0.1 million, respectively, granted to our non-employee directors are reflected in our accompanying balance sheets as issued that have not yet met the service condition to vest.

The table below summarizes the changes in unvested restricted stock awards during the year ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2013	1,755,120	$35.68
Granted	567,988	49.22
Vested	(530,668)	34.40
Forfeited	(47,080)	38.84
Unvested at September 30, 2014(1)	1,745,360	$40.39

(1)
Target awards, net of subsequent forfeitures, granted in fiscal 2014, 2013 and 2012 of 470,660, 587,390 and 630,750 shares, respectively, may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the fiscal 2014, fiscal 2013 and fiscal 2012 grants to be attained at approximately 190%, 200% and 200% of target, respectively. However, it is possible that the performance attained may vary.

There was approximately $51.1 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2014 that will be recognized over a weighted average remaining vesting period of 1.3 years.

The following table represents a summary of restricted stock vested in fiscal 2014, 2013 and 2012 (in millions, except shares):

	2014	2013	2012
Shares of restricted stock vested	530,668	759,686	990,736
Aggregate fair value of restricted stock vested	$28.8	$26.6	$33.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock shares granted in fiscal 2014, 2013 and 2012 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry dividend and voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2014	2013	2012
Shares of restricted stock granted to non-employee directors(1)	21,500	23,850	41,400
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target(2)	51,218	240,586	—
Shares granted with a service condition and a Cash Flow Per Share performance condition at target(3)	482,710	—	—
Shares granted with a service condition and a Cash Flow to Equity Ratio performance condition at target(3)	—	628,240	779,100
Shares granted with a service condition(4)	12,560	30,000	—
Total restricted stock granted	567,988	922,676	820,500

(1)	Non-employee director grants generally vest over one year and are deemed issued on the grant date and have voting and dividend rights.

(2)
Shares issued in fiscal 2014 for the fiscal 2011 Cash Flow to Equity Ratio were at between 110.56% and 115.29% of target. Shares issued in fiscal 2013 for the fiscal 2010 Cash Flow to Equity Ratio were at 150% of target.

(3)	These employee grants vest over approximately three years and have adjustable ranges from 0-200% of target subject to the level of performance attained in the respective award agreement.

(4)	These shares vest over three to four years.

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

Employee Stock Purchase Plan

Under the ESPP Plan, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP Plan allows for the purchase of a total of approximately 8.6 million shares of Common Stock. During fiscal 2014, 2013 and 2012, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the ESPP Plan. We recognized $0.8 million, $0.7 million and $0.6 million of expense for fiscal 2014, 2013 and 2012, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2014, approximately 1.3 million shares of Common Stock remained available for purchase under the ESPP Plan.

Note 15.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2014, 2013 and 2012 were approximately $367.3 million, $308.7 million and $353.3 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2014 and 2013 was $59.1 million and $59.9 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 16.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2014, total approximately $109.7 million.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the EPA. In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

In 2004, the EPA promulgated a MACT regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as Boiler MACT. The EPA also published notice in March 2011 that it would reconsider certain aspects of Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on the EPA’s review of existing and new data provided after the March 2011 standards were issued. For the Company’s boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. Several environmental, industry and other groups have filed legal challenges to the December 2012 final Boiler MACT rules. We cannot predict with certainty how any of the legal challenges will impact our Boiler MACT strategies and costs.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec, has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and GHG standards, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or operating costs could increase materially.

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We believe that any potential fine relating to those matters will not have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceedings and claim that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

We also face potential liability under CERCLA and analogous state laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as PRPs and are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. Liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations. Based on current facts and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of additional contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including OSHA and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or we have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

As of September 30, 2014, we had approximately $4.3 million reserved for environmental liabilities on an undiscounted basis, of which $2.8 million is included in other long-term liabilities and $1.5 million in other current liabilities. We believe the liability for these matters was adequately reserved at September 30, 2014.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Guarantees

We have made the following guarantees as of September 30, 2014:

•	we have a 49% ownership interest in Seven Hills. The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At September 30, 2014, the maximum potential amount of future payments related to the guarantee was approximately $5 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract is called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

•	as part of acquisitions we have acquired unconsolidated entities for which we guarantee approximately $4 million in debt, primarily for bank loans; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2017. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $8 million at September 30, 2014, which would result in a purchase price of approximately 47% of our partner’s net equity reflected on Seven Hills’ September 30, 2014 balance sheet.

Note 17.	Segment Information

In the first quarter of fiscal 2014, we announced a realignment of our operating responsibilities and a related change to our segments for financial reporting purposes. Following the realignment we now report our results of operations in the following four reportable segments: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. The change primarily reflects the creation of a Merchandising Displays segment which was removed from the Consumer Packaging segment; the realignment of one facility from our Corrugated Packaging segment to our Merchandising Displays segment; and, we changed the way we report net sales from our Recycling facilities to our mills. The impact of the Recycling segment net sales change is to treat the recovered paper procured for our mills as a transfer with an administrative fee which is reflected in segment sales instead of the previously reported sale transaction between the segments. We have reclassified our results for all periods presented herein.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of our operations included in the segments are located in Canada, Mexico, Chile, Argentina, Puerto Rico and China. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2014	2013	2012
Foreign net sales to unaffiliated customers	$1,191.8	$1,272.5	$1,238.6
Foreign segment income	$109.6	$95.9	$48.7
Foreign long-lived assets	$379.6	$444.6	$496.7
Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	12.0%	13.3%	13.5%
Foreign segment income	10.5%	9.7%	6.8%
Foreign long-lived assets	6.5%	8.0%	8.9%

The foreign net sales to unaffiliated customers, segment income and long-lived assets are primarily associated with operations in Canada.

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in segment income, as well as our investments in unconsolidated entities in segment identifiable assets, neither of which is material. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2014	2013	2012
Net sales (aggregate):
Corrugated Packaging	$6,903.7	$6,661.7	$6,169.4
Consumer Packaging	1,983.5	1,898.7	1,919.3
Merchandising Displays	851.9	674.6	656.0
Recycling	363.2	494.1	650.5
Total	$10,102.3	$9,729.1	$9,395.2
Less net sales (intersegment):
Corrugated Packaging	$137.5	$115.6	$122.3
Consumer Packaging	31.9	25.1	25.9
Merchandising Displays	17.3	17.1	14.6
Recycling	20.5	25.9	24.8
Total	$207.2	$183.7	$187.6
Net sales (unaffiliated customers):
Corrugated Packaging	$6,766.2	$6,546.1	$6,047.1
Consumer Packaging	1,951.6	1,873.6	1,893.4
Merchandising Displays	834.6	657.5	641.4
Recycling	342.7	468.2	625.7
Total	$9,895.1	$9,545.4	$9,207.6
Segment income:
Corrugated Packaging	$719.0	$678.8	$363.7
Consumer Packaging	238.8	231.3	277.2
Merchandising Displays	72.6	64.4	70.3
Recycling	9.0	14.4	7.1
Segment income	1,039.4	988.9	718.3
Pension lump sum settlement expense	(47.9)	—	—
Restructuring and other costs, net	(55.6)	(78.0)	(75.2)
Non-allocated expenses	(72.7)	(92.1)	(109.7)
Interest expense	(95.3)	(106.9)	(119.7)
Loss on extinguishment of debt	—	(0.3)	(25.9)
Interest income and other (expense) income, net	2.4	(0.9)	1.3
Income before income taxes	$770.3	$710.7	$389.1

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2014	2013	2012
Identifiable assets:
Corrugated Packaging	$8,493.4	$8,233.8	$8,297.1
Consumer Packaging	1,457.4	1,464.4	1,454.1
Merchandising Displays	522.8	349.9	304.6
Recycling	207.9	231.7	248.9
Assets held for sale	22.6	14.3	9.6
Corporate	335.6	439.3	372.8
Total	$11,039.7	$10,733.4	$10,687.1

Goodwill:
Corrugated Packaging	$1,472.5	$1,447.0	$1,448.2
Consumer Packaging	324.2	327.6	329.6
Merchandising Displays	76.8	34.6	34.6
Recycling	52.9	52.9	52.9
Total	$1,926.4	$1,862.1	$1,865.3

Depreciation and amortization:
Corrugated Packaging	$453.2	$426.7	$410.5
Consumer Packaging	89.3	88.8	86.2
Merchandising Displays	15.0	10.8	10.7
Recycling	10.8	12.7	13.4
Corporate	16.2	13.2	13.5
Total	$584.5	$552.2	$534.3

Capital expenditures:
Corrugated Packaging	$402.8	$306.1	$327.7
Consumer Packaging	95.0	83.5	75.8
Merchandising Displays	18.3	17.1	8.0
Recycling	7.8	11.3	10.3
Corporate	10.3	22.4	30.6
Total	$534.2	$440.4	$452.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2014, 2013 and 2012 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Merchandising Displays	Recycling	Total
Balance as of October 1, 2011
Goodwill	$1,427.4	$369.5	$34.0	$51.3	$1,882.2
Accumulated impairment losses	—	(42.7)	(0.1)	—	(42.8)
	1,427.4	326.8	33.9	51.3	1,839.4
Goodwill acquired	33.5	—	—	—	33.5
Purchase price allocation adjustments	(13.2)	—	0.7	1.6	(10.9)
Translation adjustment	0.5	2.8	—	—	3.3
Balance as of September 30, 2012
Goodwill	1,448.2	372.3	34.7	52.9	1,908.1
Accumulated impairment losses	—	(42.7)	(0.1)	—	(42.8)
	1,448.2	329.6	34.6	52.9	1,865.3
Goodwill acquired	1.2	—	—	—	1.2
Translation adjustment	(2.4)	(2.0)	—	—	(4.4)
Balance as of September 30, 2013
Goodwill	1,447.0	370.3	34.7	52.9	1,904.9
Accumulated impairment losses	—	(42.7)	(0.1)	—	(42.8)
	1,447.0	327.6	34.6	52.9	1,862.1
Goodwill acquired	29.0	—	42.2	—	71.2
Translation adjustment	(3.5)	(3.4)	—	—	(6.9)
Balance as of September 30, 2014
Goodwill	1,472.5	366.9	76.9	52.9	1,969.2
Accumulated impairment losses	—	(42.7)	(0.1)	—	(42.8)
	$1,472.5	$324.2	$76.8	$52.9	$1,926.4

The goodwill acquired in fiscal 2014 related to the acquisitions of the Tacoma Mill, NPG and AGI In-Store. The goodwill acquired in fiscal 2013 related to the acquisition of a corrugated sheet plant. In fiscal 2012, the goodwill acquired was associated with the GMI and Mid South acquisitions. In fiscal 2012, we finalized the Smurfit-Stone purchase price allocation.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Financial Results by Quarter (Unaudited)

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,362.6	$2,393.6	$2,530.9	$2,608.0
Gross profit	447.8	427.2	489.6	569.0
Pension lump sum settlement expense	—	—	—	47.9
Restructuring and other costs, net	17.6	14.2	13.3	10.5
Income before income taxes	172.3	145.6	211.3	241.1
Consolidated net income	110.6	83.5	134.4	155.3
Net income attributable to Rock-Tenn Company shareholders	109.7	82.8	133.3	153.9
Basic earnings per share attributable to Rock-Tenn Company shareholders	0.76	0.58	0.93	1.08
Diluted earnings per share attributable to Rock-Tenn Company shareholders	0.75	0.57	0.91	1.06

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,287.1	$2,324.9	$2,448.3	$2,485.1
Gross profit	409.5	385.2	496.7	555.1
Restructuring and other costs, net	16.1	12.4	23.5	26.0
Loss on extinguishment of debt	(0.2)	(0.1)	—	—
Income before income taxes	141.7	109.1	203.1	256.8
Consolidated net income	86.9	325.6	141.7	178.3
Net income attributable to Rock-Tenn Company shareholders	86.0	324.7	140.1	176.5
Basic earnings per share attributable to Rock-Tenn Company shareholders	0.60	2.25	0.97	1.22
Diluted earnings per share attributable to Rock-Tenn Company shareholders	0.59	2.23	0.96	1.20

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

Consolidated net income in the second quarter of fiscal 2014 financial results by quarter (unaudited) table was reduced due to a $9.6 million charge to income tax expense to record the impact of the State of New York’s March 31, 2014 income tax law change which reduced the tax rate to zero percent for qualified New York state manufacturers. This change rendered a previously recorded deferred state tax asset, net of certain state tax deferred liabilities, to no longer have any value. Income before income taxes in the second quarter of fiscal 2014 financial results by quarter (unaudited) table was reduced by an estimated $44 million pre-tax for the impact of severe weather as compared to our expectations going into the second quarter. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were decreased by approximately $0.26 and $0.25 per share, respectively, during the second quarter of fiscal 2014 for the aforementioned items.

Income before income taxes in the third quarter of fiscal 2014 financial results by quarter (unaudited) table was increased due to a reduction of cost of goods sold of $9.1 million pre-tax to record an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. For additional information see “Note 4. Inventories” of the Notes to Consolidated

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statements. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased by $0.04 per share in the third quarter of fiscal 2014.

Similarly, the fourth quarter of fiscal 2014 income before income taxes in the financial results by quarter (unaudited) table was increased due to a reduction of cost of goods sold of $23.2 million pre-tax for spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. Income before income taxes in the fourth quarter of fiscal 2014 financial results by quarter (unaudited) table is also impacted by a $47.9 million pre-tax charge for the completion of the first phase of our previously announced lump sum pension settlement to certain eligible former employees. For additional information see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders in the fourth quarter of fiscal 2014 were decreased by $0.11 and $0.10 per share, respectively, for the aforementioned items.

Consolidated net income in the second quarter of fiscal 2013 financial results by quarter (unaudited) table was impacted by the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $1.76 and $1.73 per share, respectively, in the second quarter of fiscal 2013 in connection with the benefit. Income before income taxes in the third quarter of fiscal 2013 financial results by quarter (unaudited) table was impacted by an $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $0.05 per share in the third quarter of fiscal 2013. Income before income taxes in the fourth quarter of fiscal 2013 financial results by quarter (unaudited) table was impacted by a reduction of cost of goods sold of $12.2 million related to recording an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition, a $9.2 million gain related to the termination of a steam supply contract at our Solvay, NY recycled containerboard mill, net of boiler start-up costs and $8.0 million gain related to a partial insurance settlement of property damage claims associated with the prior year Demopolis, AL bleached paperboard mill. Basic and diluted earnings per share attributable to Rock-Tenn Company shareholders were increased approximately $0.13 per share in the fourth quarter of fiscal 2013 for the aforementioned items.

Note 19.	Selected Condensed Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

The Company’s Exchanged Notes are fully and unconditionally guaranteed on a joint and several basis by our Guarantor Subsidiaries. The total assets, stockholders’ equity, revenues, earnings and cash flows from operating activities of the Guarantor Subsidiaries reflect the majority of the consolidated total of such items as of or for the periods reported. The Non-Guarantor Subsidiaries include: foreign operations in Canada, Mexico, Chile, Argentina, Puerto Rico and China, certain non-operating U.S. subsidiaries and Joint Ventures not 100% owned.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include Condensed Consolidating Balance Sheets as of September 30, 2014 and 2013 and the related Condensed Consolidating Statements of Income and Cash Flows for each of the three years in the period ended September 30, 2014.

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$8,977.3	$1,599.4	$(681.6)	$9,895.1
Cost of goods sold	—	7,203.9	1,308.6	(551.0)	7,961.5
Gross profit	—	1,773.4	290.8	(130.6)	1,933.6
Selling, general and administrative expenses	0.5	863.2	112.0	—	975.7
Pension lump sum settlement expense	—	46.9	1.0	—	47.9
Restructuring and other costs, net	1.3	53.5	0.8	—	55.6
Operating profit	(1.8)	809.8	177.0	(130.6)	854.4
Interest expense	(89.5)	(5.8)	(26.5)	26.5	(95.3)
Interest income and other income (expense), net	8.5	(111.0)	0.8	104.1	2.4
Equity in income of unconsolidated entities	—	8.8	—	—	8.8
Equity in income of consolidated entities	530.3	82.0	—	(612.3)	—
Income before income taxes	447.5	783.8	151.3	(612.3)	770.3
Income tax benefit (expense)	32.2	(274.3)	(44.4)	—	(286.5)
Consolidated net income	479.7	509.5	106.9	(612.3)	483.8
Less: Net income attributable to noncontrolling interests	—	(3.3)	(0.8)	—	(4.1)
Net income attributable to Rock-Tenn Company shareholders	$479.7	$506.2	$106.1	$(612.3)	$479.7
Comprehensive income attributable to Rock-Tenn Company shareholders	$284.9	$313.6	$29.1	$(342.7)	$284.9

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$1.7	$16.4	$—	$32.6
Restricted cash	8.8	—	—	—	8.8
Accounts receivable, net	—	93.5	1,048.1	(22.9)	1,118.7
Inventories	—	852.0	177.2	—	1,029.2
Other current assets	34.6	205.9	35.4	(32.7)	243.2
Intercompany receivables	87.2	6.3	13.5	(107.0)	—
Total current assets	145.1	1,159.4	1,290.6	(162.6)	2,432.5
Net property, plant and equipment	—	5,432.3	400.3	—	5,832.6
Goodwill	—	1,820.1	106.3	—	1,926.4
Intangibles, net	—	655.9	35.2	—	691.1
Intercompany notes receivable	266.5	607.6	—	(874.1)	—
Investments in consolidated subsidiaries	6,680.3	390.6	—	(7,070.9)	—
Other assets	30.8	110.7	21.7	(6.1)	157.1
	$7,122.7	$10,176.6	$1,854.1	$(8,113.7)	$11,039.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$91.7	$3.9	$37.0	$—	$132.6
Accounts payable	—	736.1	99.6	(22.9)	812.8
Accrued compensation and benefits	—	196.1	28.3	—	224.4
Other current liabilities	14.2	178.6	30.6	(32.7)	190.7
Intercompany payables	—	82.6	24.4	(107.0)	—
Total current liabilities	105.9	1,197.3	219.9	(162.6)	1,360.5
Long-term debt due after one year	2,330.9	0.2	521.0	—	2,852.1
Intercompany notes payable	374.9	236.0	263.2	(874.1)	—
Pension liabilities, net of current portion	—	916.8	174.1	—	1,090.9
Postretirement benefit liabilities, net of current portion	—	57.6	44.1	—	101.7
Deferred income taxes	—	1,126.8	12.1	(6.1)	1,132.8
Other long-term liabilities	4.2	173.6	2.8	—	180.6
Redeemable noncontrolling interests	—	7.7	6.0	—	13.7
Total Rock-Tenn Company shareholders' equity	4,306.8	6,460.0	610.9	(7,070.9)	4,306.8
Noncontrolling interests	—	0.6	—	—	0.6
Total equity	4,306.8	6,460.6	610.9	(7,070.9)	4,307.4
	$7,122.7	$10,176.6	$1,854.1	$(8,113.7)	$11,039.7

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

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$376.1	$938.8	$83.0	$(246.1)	$1,151.8
Investing activities:
Capital expenditures	—	(509.3)	(24.9)	—	(534.2)
Cash paid for purchase of businesses, net of cash acquired	(133.3)	(341.1)	—	—	(474.4)
Return of capital from unconsolidated entities	—	7.0	—	—	7.0
Proceeds from sale of subsidiary and affiliates	—	3.0	3.8	—	6.8
Proceeds from sale of property, plant and equipment	—	13.3	9.1	—	22.4
Proceeds from property, plant and equipment insurance settlement	—	5.0	—	—	5.0
Intercompany notes issued	—	(520.5)	—	520.5	—
Intercompany notes proceeds	235.4	535.2	1.2	(771.8)	—
Intercompany capital investment	(476.0)	(5.1)	—	481.1	—
Intercompany return of capital	125.3	—	(1.1)	(124.2)	—
Net cash (used for) provided by investing activities	(248.6)	(812.5)	(11.9)	105.6	(967.4)
Financing activities:
Additions to revolving credit facilities	222.3	—	11.5	—	233.8
Repayments of revolving credit facilities	(191.7)	—	(94.2)	—	(285.9)
Additions to debt	—	—	663.8	—	663.8
Repayments of debt	—	(0.1)	(465.0)	—	(465.1)
Commercial card program	—	3.8	—	—	3.8
Debt issuance costs	(0.7)	—	—	—	(0.7)
Issuances of common stock, net of related minimum tax withholdings	(11.0)	—	—	—	(11.0)
Purchases of common stock	(236.3)	—	—	—	(236.3)
Excess tax benefits from share-based compensation	—	15.1	—	—	15.1
(Repayments to) advances from consolidated entities	(31.3)	26.4	4.9	—	—
Repayments to unconsolidated entity	—	(2.0)	—	—	(2.0)
Cash dividends paid to shareholders	(101.1)	—	—	—	(101.1)
Cash distributions paid to noncontrolling interests	—	—	(2.5)	—	(2.5)
Intercompany notes borrowing	222.0	—	298.5	(520.5)	—
Intercompany notes payments	—	(233.1)	(538.7)	771.8	—
Intercompany capital receipt	—	401.8	79.3	(481.1)	—
Intercompany capital distribution	—	(124.2)	—	124.2	—
Intercompany dividends	—	(213.5)	(32.6)	246.1	—
Net cash (used for) provided by financing activities	(127.8)	(125.8)	(75.0)	140.5	(188.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
(Decrease) Increase in cash and cash equivalents	(0.3)	0.5	(4.0)	—	(3.8)
Cash and cash equivalents at beginning of fiscal year	14.8	1.2	20.4	—	36.4
Cash and cash equivalents at end of fiscal year	$14.5	$1.7	$16.4	$—	$32.6

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental schedule of non-cash investing and financing activities:

The Condensed Consolidating Statements of Cash Flows for the year ended September 30, 2014, do not include a $23.6 million non-cash transaction between a Guarantor Subsidiary and a Non-Guarantor Subsidiary to increase an intercompany capital investment in the Non-Guarantor Subsidiary nor to reflect the corresponding decrease in intercompany notes receivable. The additional investment into a Non-Guarantor Subsidiary was made through a non-cash conversion of an intercompany note receivable in the first quarter of fiscal 2014.

	Year Ended September 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Investing activities:
Intercompany capital investment	$—	$(23.6)	$—	$23.6	$—
Intercompany notes receivable	—	23.6	—	(23.6)	—

Financing activities:
Intercompany capital contributed	$—	$—	$23.6	$(23.6)	$—
Intercompany note payable	—	—	(23.6)	23.6	—

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$409.0	$1,053.2	$(43.4)	$(386.3)	$1,032.5
Investing activities:
Capital expenditures	—	(419.4)	(21.0)	—	(440.4)
Cash paid for purchase of business, net of cash acquired	—	(6.3)	—	—	(6.3)
Investment in unconsolidated entities	—	(0.1)	—	—	(0.1)
Return of capital from unconsolidated entities	—	1.0	—	—	1.0
Proceeds from sale of property, plant and equipment	—	16.0	10.8	—	26.8
Proceeds from property, plant and equipment insurance settlement	—	15.4	—	—	15.4
Intercompany notes issued	(468.8)	(562.6)	—	1,031.4	—
Intercompany notes proceeds	732.8	319.9	—	(1,052.7)	—
Intercompany return of capital	0.8	0.4	—	(1.2)	—
Net cash provided by (used for) investing activities	264.8	(635.7)	(10.2)	(22.5)	(403.6)
Financing activities:
Additions to revolving credit facilities	74.3	—	24.7	—	99.0
Repayments of revolving credit facilities	(86.9)	—	(59.3)	—	(146.2)
Additions to debt	—	—	277.0	—	277.0
Repayments of debt	(355.6)	—	(431.8)	—	(787.4)
Debt issuance costs	(1.0)	—	(1.0)	—	(2.0)
Cash paid for debt extinguishment costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	3.5	—	—	—	3.5
Excess tax benefits from share-based compensation	—	6.0	—	—	6.0
(Repayments to) advances from consolidated entities	(261.5)	185.4	76.1	—	—
Advances from unconsolidated entity	—	1.2	—	—	1.2
Cash dividends paid to shareholders	(75.3)	—	—	—	(75.3)
Cash distributions paid to noncontrolling interests	—	—	(4.9)	—	(4.9)
Intercompany notes borrowing	43.6	467.8	520.0	(1,031.4)	—
Intercompany notes payments	—	(732.6)	(320.1)	1,052.7	—
Intercompany capital distribution	—	(0.8)	(0.4)	1.2	—
Intercompany dividends	—	(343.3)	(43.0)	386.3	—
Net cash (used for) provided by financing activities	(659.0)	(416.3)	37.3	408.8	(629.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash and cash equivalents	14.8	1.2	(16.8)	—	(0.8)
Cash and cash equivalents at beginning of fiscal year	—	—	37.2	—	37.2
Cash and cash equivalents at end of fiscal year	$14.8	$1.2	$20.4	$—	$36.4

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by (used for) operating activities	$132.9	$540.0	$151.4	$(167.6)	$656.7
Investing activities:
Capital expenditures	—	(426.5)	(25.9)	—	(452.4)
Cash Paid for the purchase of a leased facility	—	(17.0)	—	—	(17.0)
Cash paid for purchase of businesses, net of cash acquired	(93.5)	(32.1)	—	—	(125.6)
Investment in unconsolidated entities	—	(1.7)	—	—	(1.7)
Return of capital from unconsolidated entities	—	1.8	—	—	1.8
Proceeds from sale of property, plant and equipment	—	17.9	22.6	—	40.5
Proceeds from property, plant and equipment insurance settlement	—	10.2	—	—	10.2
Intercompany notes issued	(36.1)	(156.2)	—	192.3	—
Intercompany notes proceeds	27.6	1.8	—	(29.4)	—
Intercompany capital investment	(89.3)	—	—	89.3	—
Intercompany return of capital	378.9	—	—	(378.9)	—
Net cash provided by (used for) investing activities	187.6	(601.8)	(3.3)	(126.7)	(544.2)
Financing activities:
Proceeds from issuance of notes	1,442.2	—	—	—	1,442.2
Additions to revolving credit facilities	687.4	—	60.7	—	748.1
Repayments of revolving credit facilities	(674.4)	—	(85.4)	—	(759.8)
Additions to debt	227.1	—	99.5	—	326.6
Repayments of debt	(1,527.6)	(28.8)	(247.2)	—	(1,803.6)
Debt issuance costs	(16.2)	—	—	—	(16.2)
Cash paid for debt extinguishment costs	(14.0)	—	—	—	(14.0)
Issuances of common stock, net of related minimum tax withholdings	5.2	—	—	—	5.2
Excess tax benefits from share-based compensation	—	10.0	—	—	10.0
(Repayments to) advances from consolidated entities	(470.6)	505.9	(35.3)	—	—
Advances from unconsolidated entity	—	0.2	—	—	0.2
Cash dividends paid to shareholders	(56.5)	—	—	—	(56.5)
Cash distributions paid to noncontrolling interests	—	—	(0.8)	—	(0.8)
Intercompany notes borrowing	76.9	35.6	79.8	(192.3)	—
Intercompany notes payments	—	(10.0)	(19.4)	29.4	—
Intercompany capital receipt	—	39.3	50.0	(89.3)	—
Intercompany capital distribution	—	(378.9)	—	378.9	—
Intercompany dividends	—	(115.1)	(52.5)	167.6	—
Net cash (used for) provided by financing activities	(320.5)	58.2	(150.6)	294.3	(118.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Decrease in cash and cash equivalents	—	(3.6)	(0.9)	—	(4.5)
Cash and cash equivalents at beginning of fiscal year	—	3.6	38.1	—	41.7
Cash and cash equivalents at end of fiscal year	$—	$—	$37.2	$—	$37.2

ROCK-TENN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Subsequent Event (Unaudited)

In September 2014, we committed to an offer to partially settle obligations of one of our defined benefit pension plans in the first quarter of fiscal 2015, through lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceed a certain minimum threshold can either voluntarily accept or not accept the offer and continue to be entitled to their monthly benefit upon retirement. Based on our experience and that of other companies implementing similar programs, our advisors estimate that former employees representing approximately $150 million to $175 million of aggregate pension benefit obligation will accept the Pension Offer. Lump sum payments will be made out of existing plan assets and we expect the plan’s funded status to be materially unchanged as a result of the proposed transaction. However, as a result of the expected settlements, we expect an estimated non-cash charge of $15 million to $25 million pre-tax that will be recognized in the period in which the settlements occur. The amounts are estimates as they are subject to the percentage of former employees that accept the offer and other factors, such as, but not limited to, changes in the discount rate and the actual return on plan assets since the September 30, 2014 measurement date and when the plan is remeasured in the first quarter of fiscal 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited the accompanying consolidated balance sheets of Rock-Tenn Company as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Tenn Company at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rock-Tenn Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated November 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Rock-Tenn Company

We have audited Rock-Tenn Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Rock-Tenn Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NPG Holding, Inc., Tacoma Mill, or A.G. Industries, Inc., which are included in the fiscal year 2014 consolidated financial statements of Rock-Tenn Company and constituted $520.4 million of total assets as of September 30, 2014 and $198.7 million and $25.4 million of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Rock-Tenn Company also did not include an evaluation of the internal control over financial reporting of NPG Holding, Inc., Tacoma Mill, or A.G. Industries, Inc.

In our opinion, Rock-Tenn Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rock-Tenn Company as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2014 of Rock-Tenn Company, and our report dated November 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 21, 2014

ROCK-TENN COMPANY
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibility for the Financial Statements

The management of Rock-Tenn Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with GAAP appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as all of our directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2014 included all of our operations other than those we acquired in fiscal 2014 related to the December 20, 2013 NPG acquisition, the May 16, 2014 Tacoma Mill acquisition and the August 29, 2014 AGI In-Store acquisition. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2014. Total assets as of September 30, 2014 and total revenues and operating income for the year ending September 30, 2014 for these acquisitions were $520.4 million, $198.7 million and $25.4 million, respectively. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisitions within one year after the date of the acquisitions. Based on our assessment, excluding the operations discussed above, management believes that we maintained effective internal control over financial reporting as of September 30, 2014.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed on or before December 31, 2014, is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer

WARD H. DICKSON,
Chief Financial Officer
November 21, 2014

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•
that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•
that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014. In connection with that evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 19, 2014, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 19, 2014. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information in the sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election - Term Expiring 2016,” “Incumbent Directors — Term Expiring 2016,” “Incumbent Directors — Term Expiring 2017,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” in the section under the heading “Executive Officers” entitled “Identification of Executive Officers,” and in the section under the heading “Additional Information” entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed on or before December 31, 2014, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information in the sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” in the sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report,” and in the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed on or before December 31, 2014, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Shareholders” and in the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed on or before December 31, 2014, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and in the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed on or before December 31, 2014, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2015, which will be filed on or before December 31, 2014, is incorporated herein by reference.

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

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK-TENN COMPANY

Dated:	November 21, 2014	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Director and Chief Executive Officer (Principal Executive Officer)	November 21, 2014
Steven C. Voorhees

/s/ WARD H. DICKSON	Chief Financial Officer (Principal Financial Officer)	November 21, 2014
Ward H. Dickson

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 21, 2014
A. Stephen Meadows

/s/ G. STEPHEN FELKER	Director, Non-Executive Chairman of the Board	November 21, 2014
G. Stephen Felker

/s/ TIMOTHY J. BERNLOHR	Director	November 21, 2014
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 21, 2014
J. Powell Brown

/s/ ROBERT M. CHAPMAN	Director	November 21, 2014
Robert M. Chapman

/s/ TERRELL K. CREWS	Director	November 21, 2014
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 21, 2014
Russell M. Currey

/s/ LAWRENCE L. GELLERSTEDT, III	Director	November 21, 2014
Lawrence L. Gellerstedt, III

/s/ JENNY A. HOURIHAN	Director	November 21, 2014
Jenny A. Hourihan

/s/ BETTINA M. WHYTE	Director	November 21, 2014
Bettina M. Whyte

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	—
Agreement and Plan of Merger, dated as of January 23, 2011, by and among, Rock-Tenn Company, Sam Acquisition, LLC and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 2.1 of RockTenn's Current Report on Form 8-K, filed on January 24, 2011).

3.1	—	Bylaws of the Registrant (Amended and Restated as of October 31, 2008) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2008).

3.2	—	Amendment to the Bylaws of the Registrant (as of December 14, 2009) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 14, 2009).

3.3	—
Restated and Amended Articles of Incorporation of Rock-Tenn Company effective January 31, 2014 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

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
Indenture, dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.18 of the Registrant’s Form S-4 filed on February 8, 2013, File No. 333-186552).

4.18	—
Registration Rights Agreement, dated as of February 22, 2012, by and among Rock-Tenn Company, the
Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith
Incorporated and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers
(incorporated by reference to Exhibit 4.20 of the Registrant’s Form S-4 filed on February 8, 2013, File No. 333-186552).

Exhibit Number		Description of Exhibits

4.19	—
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

4.20	—
Indenture, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 2, 2012).

4.21	—
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

4.22	—
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

4.23	—
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

4.24	—
Amendment No. 5, dated as of November 25, 2013, among Rock-Tenn Company (“RockTenn”), as borrower, RockTenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp. (formerly, Rock-Tenn Company of Canada/Compagnie Rock-Tenn du Canada), a Nova Scotia unlimited liability company (the “Canadian Borrower” and, together with the Company, the “Borrowers”), the Lenders party hereto, Wells Fargo Bank, National Association, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), and Bank of America, N.A., acting through its Canada Branch, as Canadian administrative agent for the Lenders (the “Canadian Agent”) and the Canadian Swingline Lender, to the Credit Agreement dated as of May 27, 2011, and amended and restated as of September 27, 2012 (as amended, restated, amended and restated or otherwise modified from time to time, the “Credit Agreement”), by and among the Borrowers, those Domestic Subsidiaries of the Company identified as “U.S. Guarantors” on the signature pages thereto and such other Domestic Subsidiaries of the Company that thereafter become parties thereto, those Subsidiaries and the parent of the Canadian Borrower identified as “Canadian Guarantors” on the signature pages thereto and such other Subsidiaries of the Canadian Borrower that thereafter become parties thereto, the Administrative Agent, the Canadian Agent and the Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

*10.1	—
Rock-Tenn Company 1993 Employee Stock Option Plan and Amendment Number One to the Rock-Tenn Company 1993 Employee Stock Option Plan (incorporated by reference to Exhibits 99.1 and 99.2, respectively, to the Registrant’s Registration Statement on Form S-8, File No. 333-77237).

Exhibit Number		Description of Exhibits

*10.2	—
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

*10.8	—
Amendment Number Two to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of November 11, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.9	—
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

*10.12	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.13	—	Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-140597).

*10.14	—
Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.15	—
Employment Agreement between Southern Container Corp. and James B. Porter III, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.16	—
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

Exhibit Number		Description of Exhibits

*10.18	—	Amendment No. 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.19	—
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

*10.20	—
Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.21	—
Amendment Number Four to Rock-Tenn Company Supplemental Executive Retirement Plan Effective as of March 31, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.22	—	Amendment No. 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.23	—
Second Amendment to Second Amended and Restated Receivables Sale Agreement and Third Amendment to Second Amended and Restated Credit and Security Agreement dated as of June 24, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.24	—
Third Amendment to Second Amended and Restated Receivables Sale Agreement and Fourth Amendment to Second Amended and Restated Credit and Security Agreement dated as of July 14, 2009 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009).

*10.25	—
Amendment Number Five to the Rock-Tenn Company Supplemental Executive Retirement Plan, Amended and Restated Effective as of January 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.26	—
Rock-Tenn Company 1993 Employee Stock Purchase Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

*10.27	—	Amendment No. 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.28	—	Amendment No. 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.29	—
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

10.30	—
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

*10.32	—
First Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan Effective as of October 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number		Description of Exhibits

*10.33	—
Rock-Tenn Company Supplemental Executive Retirement Plan Amended and Restated Effective as of October 27, 2011(incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.34	—
Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan Effective as of January 27, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.35	—
First Amendment to Fourth Amended and Restated Receivables Sale Agreement entered into as of August 30, 2013 by and among Rock-Tenn Company, (“Parent”), Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, RockTenn - Southern Container, LLC, PCPC, Inc. Waldorf Corporation, RockTenn CP, LLC, and RockTenn - Solvay, LLC (each of the foregoing, an “Originator” and collectively, the “Originators”), and Rock-Tenn Financial, Inc. (“Buyer”), with respect to that certain Fourth Amended and Restated Receivables Sale Agreement, dated as of December 21, 2012, by and among Parent, the Originators and Buyer (the “Existing RSA”) (incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013).

10.36	—
First Amendment to Fifth Amended and Restated Credit and Security Agreement dated as of August 30, 2013 to the Fifth Amended and Restated Credit and Security Agreement, dated as of December 21, 2012 (the “Existing CSA”), by and among Rock-Tenn Financial, Inc., as borrower, Rock-Tenn Converting Company, as initial servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (“Rabobank”), in its capacity as administrative agent for the Lenders thereunder (together with its successors and assigns thereunder, the “Administrative Agent”) and in its capacity as funding agent for the Co-Agents and the Lenders or any successor funding agent thereunder (together with its successors and assigns thereunder, the “Funding Agent” collectively with the Administrative Agent and the Co-Agents, the “Agents”), and the Lenders and the Co-Agents from time to time party thereto, is entered into by the parties to the Existing Credit Agreement (incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2013).

10.37	—
Second Amendment to Fourth Amended and Restated Receivables Sale Agreement, entered into as of December 17, 2013 by and among: Rock-Tenn Company, a Georgia corporation (“Parent”), Rock-Tenn Company of Texas, a Georgia corporation, Rock-Tenn Converting Company, a Georgia corporation, Rock-Tenn Mill Company, LLC, a Georgia limited liability company, RockTenn - Southern Container, LLC, a Delaware limited liability company, PCPC, Inc., a California corporation, Waldorf Corporation, a Delaware corporation, RockTenn CP, LLC, a Delaware limited liability company, and RockTenn - Solvay, LLC, a Delaware limited liability company (each of the foregoing, an “Originator” and collectively, the “Originators”), and Rock-Tenn Financial, Inc., a Delaware corporation (“Buyer”), with respect to that certain Fourth Amended and Restated Receivables Sale Agreement, dated as of December 21, 2012, by and among Parent, the Originators and Buyer (as amended by that First Amendment to Fourth Amended and Restated Receivables Sale Agreement dated as of August 30, 2013) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.38	—
Second Amendment to Fifth Amended and Restated Credit and Security Agreement, dated as of December 17, 2013, to the Fifth Amended and Restated Credit and Security Agreement, dated as of December 21, 2012 (as amended by that First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 30, 2013), by and among Rock-Tenn Financial, Inc., as borrower, Rock-Tenn Converting Company, as initial servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as administrative agent for the Lenders thereunder (together with its successors and assigns thereunder, the “Administrative Agent”) and in its capacity as funding agent for the Co-Agents and the Lenders or any successor funding agent thereunder (together with its successors and assigns thereunder, the “Funding Agent” collectively with the Administrative Agent and the Co-Agents, the “Agents”), and the Lenders and the Co-Agents from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.39	—
Fifth Amended and Restated Receivables Sale Agreement, dated September 15, 2014, among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, RockTenn – Southern Container, LLC, PCPC, Inc., Waldorf Corporation, RockTenn CP, LLC, and RockTenn – Solvay, LLC, as Originators and Rock-Tenn Financial, Inc., as Buyer.

10.40	—
Sixth Amended and Restated Credit and Security Agreement, dated September 15, 2014, among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, The Lenders and Co-Agents from time to time party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and as Funding Agent.

12	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number		Description of Exhibits

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer of Rock-Tenn Company.

31.2	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Chief Financial Officer of Rock-Tenn Company.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Definition Label Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer of Rock-Tenn Company, and by Ward H. Dickson, Chief Financial Officer of Rock-Tenn Company.

*	Management contract or compensatory plan or arrangement.