Form 10-Q
period 2014-12-31
Rock-Tenn CO
filed 2015-02-06
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 23, 2015
Class A Common Stock, $0.01 par value	139,920,712

ROCK-TENN COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

Adjusted Earnings per Diluted Share	As defined on p. 44
Adjusted Net Income	As defined on p. 44
A/R Sales Agreement	As defined on p. 19
AGI In-Store	A.G. Industries, Inc.
Antitrust Litigation	As defined on p. 23
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billions of square feet
CBPC	Cellulosic biofuel producers credits
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Code	The Internal Revenue Code of 1986, as amended
Common Stock	Our Class A common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Facility	Our unsecured Amended and Restated Credit Agreement
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIFO	First-in first-out inventory valuation method
Fiscal 2014 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended September 30, 2014
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
Guarantor Subsidiaries	Certain of our 100% owned domestic subsidiaries
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
March 2019 Notes	$350.0 million aggregate principal amount of 4.45% senior notes due March 2019
March 2020 Notes	$350.0 million aggregate principal amount of 3.50% senior notes due March 2020
March 2022 Notes	$400.0 million aggregate principal amount of 4.90% senior notes due March 2022
March 2023 Notes	$350.0 million aggregate principal amount of 4.00% senior notes due March 2023
MeadWestvaco	MeadWestvaco Corporation
MMSF	Millions of square feet
Non-Guarantor Subsidiaries	The consolidated subsidiaries of the Company that are not guarantors of the guaranteed notes
NOV	Notice of Violation
NPG	NPG Holding, Inc.
OSHA	The Occupational Safety and Health Act
Parent	Rock-Tenn Company
Pension Act	Pension Protection Act of 2006
Pension Offer	As defined on p. 20

Term or Acronym	Definition

PRPs or PRP	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	Our receivables-backed financing facility
SEC	Securities and Exchange Commission
Senior Notes	The March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes
Seven Hills	Seven Hills Paperboard LLC
SERP	Supplemental executive retirement plan
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	Our May 27, 2011 acquisition of Smurfit-Stone
Stock Split	As defined on p. 11
Tacoma Mill	The Simpson Tacoma Kraft Paper Mill
U.S.	United States

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2014	2013
Net sales	$2,514.2	$2,362.6
Cost of goods sold	2,044.7	1,914.8
Gross profit	469.5	447.8
Selling, general and administrative expenses	243.7	234.8
Pension lump sum settlement and retiree medical curtailment, net	11.9	—
Restructuring and other costs, net	5.4	17.6
Operating profit	208.5	195.4
Interest expense	(23.3)	(24.0)
Interest income and other income (expense), net	0.2	(0.8)
Equity in income of unconsolidated entities	2.2	1.7
Income before income taxes	187.6	172.3
Income tax expense	(62.0)	(61.7)
Consolidated net income	125.6	110.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$125.1	$109.7

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.89	$0.76

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.88	$0.75

Cash dividends paid per share	$0.1875	$0.175

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2014	2013
Consolidated net income	$125.6	$110.6
Other comprehensive loss, net of tax:
Foreign currency translation loss	(17.7)	(9.3)
Defined benefit pension plans:
Net actuarial loss arising during the period	(2.8)	—
Amortization and settlement recognition of net actuarial loss, included in pension cost	17.7	2.6
Prior service cost arising during the period	(13.9)	—
Amortization and curtailment recognition of prior service credit, included in pension cost	(5.2)	—
Other comprehensive loss	(21.9)	(6.7)
Comprehensive income	103.7	103.9
Less: Comprehensive income attributable to noncontrolling interests	(0.4)	(0.9)
Comprehensive income attributable to Rock-Tenn Company shareholders	$103.3	$103.0

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32.8	$32.6
Restricted cash	8.8	8.8
Accounts receivable (net of allowances of $26.9 and $25.1)	1,016.8	1,118.7
Inventories	1,031.9	1,029.2
Other current assets	232.0	243.2
Total current assets	2,322.3	2,432.5
Property, plant and equipment at cost:
Land and buildings	1,284.7	1,280.5
Machinery and equipment	7,147.5	7,076.2
Transportation equipment	16.0	15.8
Leasehold improvements	25.5	25.0
	8,473.7	8,397.5
Less accumulated depreciation and amortization	(2,653.1)	(2,564.9)
Net property, plant and equipment	5,820.6	5,832.6
Goodwill	1,922.5	1,926.4
Intangibles, net	668.1	691.1
Other assets	164.3	157.1
	$10,897.8	$11,039.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$128.2	$132.6
Accounts payable	756.8	812.8
Accrued compensation and benefits	171.9	224.4
Other current liabilities	221.4	190.7
Total current liabilities	1,278.3	1,360.5
Long-term debt due after one year	2,679.5	2,852.1
Pension liabilities, net of current portion	1,097.0	1,090.9
Postretirement benefit liabilities, net of current portion	100.0	101.7
Deferred income taxes	1,181.0	1,132.8
Other long-term liabilities	161.0	180.6
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	12.9	13.7
Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175.0 million shares authorized; 139.9 million and 140.0 million shares outstanding at December 31, 2014 and September 30, 2014, respectively	1.4	1.4
Capital in excess of par value	2,849.3	2,839.8
Retained earnings	2,054.0	1,960.9
Accumulated other comprehensive loss	(517.1)	(495.3)
Total Rock-Tenn Company shareholders’ equity	4,387.6	4,306.8
Noncontrolling interests	0.5	0.6
Total equity	4,388.1	4,307.4
	$10,897.8	$11,039.7
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2014	2013
Operating activities:
Consolidated net income	$125.6	$110.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	151.8	143.2
Deferred income tax expense	58.9	51.5
Share-based compensation expense	10.7	9.5
Loss (gain) on disposal of plant, equipment and other, net	0.6	(2.0)
Equity in income of unconsolidated entities	(2.2)	(1.7)
Pension and other postretirement funding less (more) than expense	4.6	(35.2)
Impairment adjustments and other non-cash items	(2.9)	4.1
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	94.8	171.0
Inventories	(19.1)	4.2
Other assets	(5.4)	(12.6)
Accounts payable	(51.5)	(76.6)
Income taxes	(5.7)	(7.6)
Accrued liabilities and other	(27.8)	(53.9)
Net cash provided by operating activities	332.4	304.5
Investing activities:
Capital expenditures	(126.9)	(100.6)
Cash paid for purchase of business, net of cash acquired	—	(60.0)
Return of capital from unconsolidated entities	0.2	0.2
Proceeds from sale of property, plant and equipment	3.5	3.3
Proceeds from property, plant and equipment insurance settlement	—	2.7
Net cash used for investing activities	(123.2)	(154.4)
Financing activities:
Additions to revolving credit facilities	39.4	20.0
Repayments of revolving credit facilities	(58.7)	(21.9)
Additions to debt	10.9	46.6
Repayments of debt	(165.6)	(131.6)
Commercial card program	(0.4)	—
Debt issuance costs	(0.1)	—
Issuances of common stock, net of related minimum tax withholdings	1.8	(5.9)
Purchases of common stock	(8.7)	(53.0)
Excess tax benefits from share-based compensation	—	10.2
Advances from (repayments to) unconsolidated entity	0.5	(0.2)
Cash dividends paid to shareholders	(26.3)	(25.8)
Cash distributions paid to noncontrolling interests	(1.2)	(0.1)
Net cash used for financing activities	(208.4)	(161.7)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.2)
Increase (decrease) in cash and cash equivalents	0.2	(11.8)
Cash and cash equivalents at beginning of period	32.6	36.4
Cash and cash equivalents at end of period	$32.8	$24.6
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$8.8	$7.4
Interest, net of amounts capitalized	5.6	6.4

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the three months ended December 31, 2013, relate to the acquisition of NPG, a specialty display company. For additional information regarding these acquisitions see “Note 5. Acquisitions”.

Three Months Ended December 31, 2013
(In millions)
Fair value of assets acquired, including goodwill	$79.4
Cash consideration, net of cash acquired	59.5
Liabilities assumed	$19.9
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2014
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2014 from the audited Consolidated Financial Statements included in Fiscal 2014 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three months ended December 31, 2014 and December 31, 2013, our comprehensive income for the three months ended December 31, 2014 and December 31, 2013, our financial position at December 31, 2014 and September 30, 2014, and our cash flows for the three months ended December 31, 2014 and December 31, 2013.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2014 Form 10-K. The results for the three months ended December 31, 2014 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends ASC 360 “Property Plant and Equipment” and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014 (January 1, 2015 for us). The adoptions of these provisions did not have a material effect on our consolidated financial statements.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2014 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2014	$4,306.8	$0.6	$4,307.4
Net income	125.1	0.1	125.2
Other comprehensive loss, net of tax	(21.8)	—	(21.8)
Compensation expense under share-based plans	10.7	—	10.7
Cash dividends declared (per share - $0.1875)(2)	(26.3)	—	(26.3)
Cash distributions to noncontrolling interests	—	(0.2)	(0.2)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	1.8	—	1.8
Purchases of Class A common stock	(8.7)	—	(8.7)
Balance at December 31, 2014	$4,387.6	$0.5	$4,388.1

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of our Common Stock over an indefinite period of time at the discretion of our management. Our stock repurchase plan was last amended in September 2014 following the August 27, 2014 two-for-one stock split of our Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014 (the “Stock Split”). The stock repurchase plan allows for the repurchase of up to a total of 16.9 million shares of Common Stock. Pursuant to our repurchase plan, in the three months ended December 31, 2014, we repurchased approximately 0.2 million shares for an aggregate cost of $8.7 million. As of December 31, 2014, we had approximately 8.5 million shares of Common Stock available for repurchase under the plan.

Accumulated Other Comprehensive (Loss) Income

The tables below summarize the changes in accumulated other comprehensive (loss) income, net of tax, by component for the three months ended December 31, 2014 and December 31, 2013 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	—	(16.7)	(17.5)	(34.2)
Amounts reclassified from accumulated other comprehensive loss	—	12.4	—	12.4
Net current period other comprehensive loss	—	(4.3)	(17.5)	(21.8)
Balance at December 31, 2014	$(0.2)	$(502.5)	$(14.4)	$(517.1)

(1)     All amounts are net of tax and noncontrolling interest.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)
Other comprehensive income (loss) before reclassifications	—	—	(9.2)	(9.2)
Amounts reclassified from accumulated other comprehensive loss	—	2.5	—	2.5
Net current period other comprehensive income (loss)	—	2.5	(9.2)	(6.7)
Balance at December 31, 2013	$(0.2)	$(330.4)	$23.3	$(307.3)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax components were determined using effective tax rates averaging approximately 38% to 39% for the three months ended December 31, 2014 and December 31, 2013, respectively. Foreign currency translation gains and losses recorded in accumulated other comprehensive (loss) income for the three months ended December 31, 2014 and December 31, 2013 were primarily due to the change in the Canadian/U.S. dollar exchange rates. For the three months ended December 31, 2014, we recorded defined benefit net actuarial losses and prior service costs, net of tax, in other comprehensive income of $2.8 million and $13.9 million, respectively, primarily due to the partial settlement, plan amendments and curtailment of certain defined benefit plans. The deferred income tax expense associated with the net actuarial losses and prior service costs was $1.7 million and $8.8 million, respectively. The amounts reclassified out of other comprehensive income into earnings for these events are summarized in the reclassifications table below. For the three months ended December 31, 2013, there were no defined benefit plan net actuarial gains, losses or prior service costs arising during the period.

The following tables summarize the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(28.3)	$10.7	$(17.6)	$(4.0)	$1.5	$(2.5)
Prior service costs (2)	8.4	(3.2)	5.2	—	—	—
Total reclassifications for the period	$(19.9)	$7.5	$(12.4)	$(4.0)	$1.5	$(2.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share under the two-class method and has been retroactively adjusted to reflect the Stock Split (in millions, except per share data):

	Three Months Ended
	December 31,
	2014	2013
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$125.1	$109.7
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$125.0	$109.6
Denominator:
Basic weighted average shares outstanding	140.3	144.0

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.89	$0.76

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$125.1	$109.7
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$125.0	$109.6
Denominator:
Basic weighted average shares outstanding	140.3	144.0
Effect of dilutive stock options and non-participating securities	2.5	2.6
Diluted weighted average shares outstanding	142.8	146.6

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.88	$0.75

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of December 31, 2014 and December 31, 2013. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 0.8 million and 0.1 million common shares in the three months ended December 31, 2014 and December 31, 2013, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions

AGI In-Store

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $70.0 million net of cash acquired of $0.5 million, and an estimated working capital settlement. No debt was assumed. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $26.0 million of customer

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

relationship intangible assets, $13.2 million of goodwill and $5.8 million of liabilities. We are amortizing the customer relationship intangibles over 5 to 10.5 years on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of AGI In-Store. We expect to make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets for an as yet to be determined amount for consideration not to exceed $2.0 million. We are in the process of completing the estimated values of the assets acquired and liabilities assumed, and therefore the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill and intangibles to be amortizable for income tax purposes.

Tacoma Mill

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $340.6 million including an estimate of the expected working capital settlement. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our condensed consolidated financial statements in our Corrugated Packaging segment. The preliminary purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract, $14.6 million of customer relationship intangible assets, $29.0 million of goodwill and $28.9 million of liabilities assumed. We are amortizing the electrical cogeneration contract over the contract life of 7.2 years and the customer relationship intangibles over 20.0 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma Mill. We are in the process of finalizing the estimated values of the assets acquired and liabilities assumed and therefore the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill and intangibles to be amortizable for income tax purposes.

NPG

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe it is a strong strategic fit that will strengthen our displays business. We have included the results of NPG’s operations in our condensed consolidated financial statements in our Merchandising Displays segment. The purchase price allocation for the acquisition included $14.5 million of customer relationship intangible assets, $27.9 million of goodwill and $19.5 million of liabilities including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 9 years based on a straight-line basis because the pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $5.4 million and $17.6 million for the three months ended December 31, 2014 and December 31, 2013, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail below.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and therefore do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months ended December 31, 2014 and December 31, 2013, the cumulative recorded amount since we started the initiatives, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$0.2	$—	$0.1	$0.6	$0.1	$1.0
	Prior Year Qtr.	1.5	—	1.3	1.1	0.1	4.0
	Cumulative	29.3	29.2	7.2	11.8	5.5	83.0
	Expected Total	29.3	29.2	7.3	13.8	5.5	85.1
Consumer Packaging(c)	Current Qtr.	0.1	0.4	—	—	—	0.5
	Prior Year Qtr.	—	(0.1)	—	—	—	(0.1)
	Cumulative	4.5	2.0	0.5	0.4	0.2	7.6
	Expected Total	4.5	2.0	0.5	0.5	0.2	7.7
Recycling(d)	Current Qtr.	0.1	—	—	0.3	0.8	1.2
	Prior Year Qtr.	3.4	(0.1)	0.4	0.4	2.1	6.2
	Cumulative	12.1	1.3	0.8	2.8	7.4	24.4
	Expected Total	12.1	1.3	1.3	3.2	7.5	25.4
Other(e)	Current Qtr.	—	—	—	—	2.7	2.7
	Prior Year Qtr.	—	—	—	—	7.5	7.5
	Cumulative	0.1	0.2	0.1	—	148.5	148.9
	Expected Total	0.1	0.2	0.1	—	148.5	148.9
Total	Current Qtr.	$0.4	$0.4	$0.1	$0.9	$3.6	$5.4
	Prior Year Qtr.	$4.9	$(0.2)	$1.7	$1.5	$9.7	$17.6
	Cumulative	$46.0	$32.7	$8.6	$15.0	$161.6	$263.9
	Expected Total	$46.0	$32.7	$9.2	$17.5	$161.7	$267.1

(a)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(b)
The Corrugated Packaging segment current quarter and prior year quarter charges primarily reflect on-going closure costs at previously closed facilities net of asset sales. The cumulative charges primarily reflect charges associated with the closure of corrugated container plants and the closure of the Matane, Quebec containerboard mill, including gains and losses associated with the sale of assets associated with the closures. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment current quarter charges are primarily associated with the closure of a small converting facility and on-going closure activity at previously closed facilities including the Cincinnati, OH specialty recycled paperboard mill. The prior year quarter charges also primarily reflect on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect charges associated with the closure of converting facilities and a specialty recycled paperboard mill. We have transferred a substantial portion of each closed facility’s production to our other facilities.

(d)
The Recycling segment current quarter charges are primarily associated with the on-going closure costs at previously closed facilities. The prior year quarter charges primarily reflect charges associated with a collection facility and on-going closure costs associated with previously closed facilities. The cumulative charges primarily reflect the charges

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

associated with the closure of collection facilities including gains and losses associated with the sale of assets associated with the closures.

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

	Acquisition Expenses	Integration Expenses	Total
Current Qtr.	$0.5	$2.2	$2.7
Prior Year Qtr.	$1.4	$6.1	$7.5

Acquisition expenses include expenses associated with acquisitions, whether consummated or not, as well as litigation expenses associated with the Smurfit-Stone Acquisition, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses primarily reflect severance and other employee costs, professional services including work being performed to facilitate the Smurfit-Stone integration including information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect integration activities related to the Smurfit-Stone Acquisition to continue during fiscal 2015.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended
	December 31,
	2014	2013
Accrual at beginning of fiscal year	$10.9	$21.8
Additional accruals	0.2	1.1
Payments	(2.7)	(6.7)
Adjustment to accruals	0.9	(0.5)
Accrual at December 31	$9.3	$15.7

Reconciliation of accruals and charges to restructuring and other costs, net:
	Three Months Ended
	December 31,
	2014	2013
Additional accruals and adjustments to accruals (see table above)	$1.1	$0.6
Acquisition expenses	0.5	1.4
Integration expenses	2.1	5.8
Net property, plant and equipment	0.4	4.9
Severance and other employee expense	0.4	0.6
Equipment and inventory relocation costs	0.1	1.7
Facility carrying costs	0.9	1.5
Other (income) expense	(0.1)	1.1
Total restructuring and other costs, net	$5.4	$17.6

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 7.	Income Taxes

The effective tax rates for the three months ended December 31, 2014 and December 31, 2013 were 33.0% and 35.8%, respectively. The effective tax rates for the three months ended December 31, 2014 and December 31, 2013, respectively, were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a lower tax rate with respect to foreign earnings.

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the LIFO inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the FIFO inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. Since LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and certain inventoried spare parts and supplies inventories. Inventories were as follows (in millions):

	December 31, 2014	September 30, 2014
Finished goods and work in process	$422.9	$421.8
Raw materials	473.6	465.7
Spare parts and supplies	223.7	225.3
Inventories at FIFO cost	1,120.2	1,112.8
LIFO reserve	(88.3)	(83.6)
Net inventories	$1,031.9	$1,029.2

Note 9.	Debt

At December 31, 2014, our Credit Facility and Our Notes were unsecured. For more information regarding certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K. The following were individual components of debt (in millions):

	December 31, 2014	September 30, 2014
4.45% notes due March 2019	$349.8	$349.8
3.50% notes due March 2020	348.0	347.9
4.90% notes due March 2022	399.4	399.4
4.00% notes due March 2023	347.1	347.0
Term loan facility	947.5	947.5
Revolving credit and swing facilities	98.2	120.3
Receivables-backed financing facility	305.0	460.0
Other debt	12.7	12.8
Total debt	2,807.7	2,984.7
Less current portion of debt	128.2	132.6
Long-term debt due after one year	$2,679.5	$2,852.1

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required and are in compliance with all of our covenants at December 31, 2014.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Term Loan and Revolving Credit Facility

On September 27, 2012, we entered into a Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. At December 31, 2014, we had $40.9 million of outstanding letters of credit not drawn upon and available borrowings under the revolving credit portion of the Credit Facility were approximately $1.4 billion.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility and extended the maturity date from December 18, 2015 to October 24, 2017, and continued the size of the facility at $700.0 million. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.90% and 0.89% as of December 31, 2014 and September 30, 2014, respectively. The commitment fee for this facility was 0.25% and 0.25% as of December 31, 2014 and September 30, 2014, respectively. At December 31, 2014 and September 30, 2014, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $620.4 million and $647.7 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2014 was approximately $803.6 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Proposed Merger

Our Credit Facility and Receivables Facility include “change of control” default/termination provisions and, accordingly, we anticipate refinancing or amending them in connection with the consummation of the proposed transaction with MeadWestvaco.  Although we believe will be able to obtain any necessary amendments or refinancings at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendments or refinancings. In addition, our Senior Notes require us to make a change of control offer at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, upon the occurrence of both a change of control and a related down-grade to non-investment grade (or a related withdrawal of the investment grade rating) by both S&P and Moody’s rating agencies within sixty days of the change of control or the public announcement thereof.  We do not currently anticipate a ratings event that would trigger the obligation to make a change of control offer in respect of the Senior Notes but there can be no assurance that such a ratings event will not occur in connection with the transaction or otherwise.

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

We disclose the fair value of our pension and postretirement assets and liabilities in our Fiscal 2014 Form 10-K and the fair value of our long-term debt below. We have, or from time to time may have, supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities, the fair value of which are not significant.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	December 31, 2014		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2019 Notes(1)	$349.8	$371.8	$349.8	$376.1
March 2020 Notes(1)	348.0	354.4	347.9	357.5
March 2022 Notes(1)	399.4	430.3	399.4	430.0
March 2023 Notes(1)	347.1	355.4	347.0	357.9
Term loan facilities(2)	947.5	947.5	947.5	947.5
Revolving credit and swing facilities(2)	98.2	98.2	120.3	120.3
Receivables-backed financing facility(2)	305.0	305.0	460.0	460.0
Other debt(2)(3)	12.7	12.9	12.8	13.0
Total debt	$2,807.7	$2,875.5	$2,984.7	$3,062.3

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”), to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On February 3, 2014, the A/R Sales Agreement was amended to increase the maximum amount of receivables that may be sold at any point in time to $205 million. During the three months ended December 31, 2014, we sold and derecognized $219.4 million of receivables, $219.8 million of receivables were collected by the third party financial institution, we received $6.4 million from the third-party financial institution and decreased our receivable from the financial institution from $10.4 million at September 30, 2014 to $3.6 million at December 31, 2014. During the three months ended December 31, 2013, we derecognized $98.5 million of receivables, of which $33.5 million was collected by the third party financial institution. The remaining $65.0 million represents the net sale of receivables sold as of December 31, 2013 which were funded by the third-party financial institution. Cash proceeds related to these sales are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in other income and expense.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2014 and December 31, 2013, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Retirement Plans

We have defined benefit pension plans and other postretirement plans primarily for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a SERP and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. For more information regarding our retirement plans see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2014	2013
Service cost	$7.7	$7.9
Interest cost	49.6	55.0
Expected return on plan assets	(65.0)	(63.9)
Amortization of net actuarial loss	8.7	4.3
Amortization of prior service cost	0.3	0.3
Settlement loss recognized	20.0	—
Company defined benefit plan expense	21.3	3.6
Multiemployer and other plans	1.3	1.5
Net pension cost	$22.6	$5.1

During the three months ended December 31, 2014, we contributed an aggregate of $6.4 million to our qualified and supplemental defined benefit pension plans. Based on our current assumptions, we estimate contributing approximately $159 million in fiscal 2015 to our qualified and supplemental defined benefit pension plans excluding the impact of the proposed transaction with MeadWestvaco and other future business combinations, the occurrence of which could cause our estimate to change materially. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. During the three months ended December 31, 2013, we contributed an aggregate of $37.2 million to our qualified and supplemental defined benefit pension plans.

During the first quarter of fiscal 2015 we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceed a certain minimum threshold had the option to either voluntarily accept or not accept the offer (the “Pension Offer”) and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the Pension Offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million which was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million that was primarily due to the impact of a lower discount rate and mortality table changes. As a result we recorded a net $3.9 million loss to other comprehensive income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Income. The impact of the settlement is included in the net periodic pension cost table above. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement, with an offset recorded to the unrecognized prior service cost component of other comprehensive income.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended
	December 31,
	2014	2013
Service cost	$0.1	$0.3
Interest cost	1.2	1.5
Amortization of net actuarial gain	(0.3)	(0.2)
Amortization of prior service credit	(0.5)	(0.3)
Curtailment gain recognized	(8.1)	—
Postretirement plan (income) expense	$(7.6)	$1.3

During the three months ended December 31, 2014 and December 31, 2013, we contributed an aggregate of $2.7 million and $2.9 million, respectively, to our postretirement benefit plans.

During the quarter we entered into a master agreement with the United Steelworkers Union that applies to substantially all of our facilities they represent. The agreement covers a number of specific items such as wages, medical coverage and certain other benefit programs. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of a $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Income. The aggregate postretirement benefit obligation decreased $0.9 million as a result of the curtailment.

Note 12.	Commitments and Contingencies

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

In addition to Boiler MACT and GHG, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or operating costs could increase materially.

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. The Company and the government have agreed in principle on the terms of the settlement to resolve the allegations set forth in the NOV. We expect to finalize the settlement in the next calendar quarter and do not believe that any fines or compliance obligations required as a condition of settlement will have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceedings and claim that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

As of December 31, 2014, we had approximately $4.3 million reserved for environmental liabilities on an undiscounted basis, of which $2.7 million is included in other long-term liabilities and $1.6 million in other current liabilities. We believe the liability for these matters was adequately reserved at December 31, 2014.

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

We have made the following guarantees as of December 31, 2014:

•	we have a 49% ownership interest in Seven Hills. The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At December 31, 2014, the maximum potential amount of future payments related to the guarantee was approximately $5 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract is called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and we may not recover in full the guarantee payments made;

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2017. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $8 million at December 31, 2014, which would result in a purchase price of approximately 49% of our partner’s net equity reflected on Seven Hills’ December 31, 2014 balance sheet.

Note 13.	Segment Information

We report our results of operations in the following four reportable segments: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated to segments are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2014	2013
Net sales (aggregate):
Corrugated Packaging	$1,768.2	$1,651.9
Consumer Packaging	478.8	472.1
Merchandising Displays	238.2	184.6
Recycling	80.3	99.6
Total	$2,565.5	$2,408.2
Less net sales (intersegment):
Corrugated Packaging	$32.5	$29.7
Consumer Packaging	7.5	5.7
Merchandising Displays	5.9	4.4
Recycling	5.4	5.8
Total	$51.3	$45.6
Net sales (unaffiliated customers):
Corrugated Packaging	$1,735.7	$1,622.2
Consumer Packaging	471.3	466.4
Merchandising Displays	232.3	180.2
Recycling	74.9	93.8
Total	$2,514.2	$2,362.6
Segment income:
Corrugated Packaging	$183.1	$157.7
Consumer Packaging	52.6	57.6
Merchandising Displays	6.4	19.3
Recycling	1.8	0.1
Segment income	243.9	234.7
Pension lump sum settlement and retiree medical curtailment, net	(11.9)	—
Restructuring and other costs, net	(5.4)	(17.6)
Non-allocated expenses	(15.9)	(20.0)
Interest expense	(23.3)	(24.0)
Interest income and other income (expense), net	0.2	(0.8)
Income before income taxes	187.6	172.3
Income tax expense	(62.0)	(61.7)
Consolidated net income	125.6	110.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$125.1	$109.7

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 14.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

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

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include the Condensed Consolidating Statements of Income for the three months ended December 31, 2014 and December 31, 2013, Condensed Consolidating Balance Sheets as of December 31, 2014 and September 30, 2014 and Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2014 and December 31, 2013.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,290.4	$410.1	$(186.3)	$2,514.2
Cost of goods sold	—	1,870.0	327.9	(153.2)	2,044.7
Gross profit	—	420.4	82.2	(33.1)	469.5
Selling, general and administrative expenses	—	211.8	31.9	—	243.7
Pension lump sum settlement and retiree medical curtailment, net	—	11.9	—	—	11.9
Restructuring and other costs, net	—	5.1	0.3	—	5.4
Operating profit	—	191.6	50.0	(33.1)	208.5
Interest expense	(23.2)	(0.4)	(4.5)	4.8	(23.3)
Interest income and other income (expense), net	1.2	(29.5)	0.2	28.3	0.2
Equity in income of unconsolidated entities	—	2.2	—	—	2.2
Equity in income of consolidated entities	138.5	27.8	—	(166.3)	—
Income before income taxes	116.5	191.7	45.7	(166.3)	187.6
Income tax benefit (expense)	8.6	(56.6)	(14.0)	—	(62.0)
Consolidated net income	125.1	135.1	31.7	(166.3)	125.6
Less: Net income attributable to noncontrolling interests	—	(0.3)	(0.2)	—	(0.5)
Net income attributable to Rock-Tenn Company shareholders	$125.1	$134.8	$31.5	$(166.3)	$125.1
Comprehensive income attributable to Rock-Tenn Company shareholders	$103.3	$113.7	$15.7	$(129.4)	$103.3

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$1.5	$10.7	$—	$32.8
Restricted cash	8.8	—	—	—	8.8
Accounts receivable, net	—	104.5	945.3	(33.0)	1,016.8
Inventories	—	859.4	172.5	—	1,031.9
Other current assets	12.6	191.8	36.2	(8.6)	232.0
Intercompany receivables	100.3	18.9	15.8	(135.0)	—
Total current assets	142.3	1,176.1	1,180.5	(176.6)	2,322.3
Net property, plant and equipment	—	5,435.8	384.8	—	5,820.6
Goodwill	—	1,819.5	103.0	—	1,922.5
Intangibles, net	—	633.3	34.8	—	668.1
Intercompany notes receivable	265.8	681.9	—	(947.7)	—
Investments in consolidated subsidiaries	6,791.8	400.1	—	(7,191.9)	—
Other assets	27.8	121.5	20.6	(5.6)	164.3
	$7,227.7	$10,268.2	$1,723.7	$(8,321.8)	$10,897.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$122.3	$3.6	$2.3	$—	$128.2
Accounts payable	—	691.8	98.0	(33.0)	756.8
Accrued compensation and benefits	—	147.0	24.9	—	171.9
Other current liabilities	29.9	179.3	20.8	(8.6)	221.4
Intercompany payables	—	108.9	26.1	(135.0)	—
Total current liabilities	152.2	1,130.6	172.1	(176.6)	1,278.3
Long-term debt due after one year	2,308.9	0.2	370.4	—	2,679.5
Intercompany notes payable	374.9	236.0	336.8	(947.7)	—
Pension liabilities, net of current portion	—	936.5	160.5	—	1,097.0
Postretirement benefit liabilities, net of current portion	—	57.6	42.4	—	100.0
Deferred income taxes	—	1,172.5	14.1	(5.6)	1,181.0
Other long-term liabilities	4.1	153.3	3.6	—	161.0
Redeemable noncontrolling interests	—	6.7	6.2	—	12.9
Total Rock-Tenn Company shareholders’ equity	4,387.6	6,574.3	617.6	(7,191.9)	4,387.6
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	4,387.6	6,574.8	617.6	(7,191.9)	4,388.1
	$7,227.7	$10,268.2	$1,723.7	$(8,321.8)	$10,897.8

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$1.7	$16.4	$—	$32.6
Restricted cash	8.8	—	—	—	8.8
Accounts receivable, net	—	93.5	1,048.1	(22.9)	1,118.7
Inventories	—	852.0	177.2	—	1,029.2
Other current assets	34.6	205.9	35.4	(32.7)	243.2
Intercompany receivables	87.2	6.3	13.5	(107.0)	—
Total current assets	145.1	1,159.4	1,290.6	(162.6)	2,432.5
Net property, plant and equipment	—	5,432.3	400.3	—	5,832.6
Goodwill	—	1,820.1	106.3	—	1,926.4
Intangibles, net	—	655.9	35.2	—	691.1
Intercompany notes receivable	266.5	607.6	—	(874.1)	—
Investments in consolidated subsidiaries	6,680.3	390.6	—	(7,070.9)	—
Other assets	30.8	110.7	21.7	(6.1)	157.1
	$7,122.7	$10,176.6	$1,854.1	$(8,113.7)	$11,039.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$91.7	$3.9	$37.0	$—	$132.6
Accounts payable	—	736.1	99.6	(22.9)	812.8
Accrued compensation and benefits	—	196.1	28.3	—	224.4
Other current liabilities	14.2	178.6	30.6	(32.7)	190.7
Intercompany payables	—	82.6	24.4	(107.0)	—
Total current liabilities	105.9	1,197.3	219.9	(162.6)	1,360.5
Long-term debt due after one year	2,330.9	0.2	521.0	—	2,852.1
Intercompany notes payable	374.9	236.0	263.2	(874.1)	—
Pension liabilities, net of current portion	—	916.8	174.1	—	1,090.9
Postretirement benefit liabilities, net of current portion	—	57.6	44.1	—	101.7
Deferred income taxes	—	1,126.8	12.1	(6.1)	1,132.8
Other long-term liabilities	4.2	173.6	2.8	—	180.6
Redeemable noncontrolling interests	—	7.7	6.0	—	13.7
Total Rock-Tenn Company shareholders’ equity	4,306.8	6,460.0	610.9	(7,070.9)	4,306.8
Noncontrolling interests	—	0.6	—	—	0.6
Total equity	4,306.8	6,460.6	610.9	(7,070.9)	4,307.4
	$7,122.7	$10,176.6	$1,854.1	$(8,113.7)	$11,039.7

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$42.4	$47.2	$249.7	$(6.9)	$332.4
Investing activities:
Capital expenditures	—	(119.1)	(7.8)	—	(126.9)
Return of capital from unconsolidated entities	—	0.2	—	—	0.2
Proceeds from sale of property, plant and equipment	—	3.3	0.2	—	3.5
Intercompany notes issued	—	(83.4)	—	83.4	—
Intercompany notes proceeds	—	137.7	—	(137.7)	—
Intercompany return of capital	1.5	—	—	(1.5)	—
Net cash provided by (used for) investing activities	1.5	(61.3)	(7.6)	(55.8)	(123.2)
Financing activities:
Additions to revolving credit facilities	39.4	—	—	—	39.4
Repayments of revolving credit facilities	(30.9)	—	(27.8)	—	(58.7)
Additions to debt	—	—	10.9	—	10.9
Repayments of debt	—	—	(165.6)	—	(165.6)
Commercial card program	—	(0.4)	—	—	(0.4)
Debt issuance costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	1.8	—	—	—	1.8
Purchases of common stock	(8.7)	—	—	—	(8.7)
(Repayments to) advances from consolidated entities	(13.0)	13.8	(0.8)	—	—
Advances from unconsolidated entity	—	0.5	—	—	0.5
Cash dividends paid to shareholders	(26.3)	—	—	—	(26.3)
Cash distributions paid to noncontrolling interests	—	—	(1.2)	—	(1.2)
Intercompany notes borrowing	—	—	83.4	(83.4)	—
Intercompany notes payments	—	—	(137.7)	137.7	—
Intercompany capital distribution	—	—	(1.5)	1.5	—
Intercompany dividends	—	—	(6.9)	6.9	—
Net cash (used for) provided by financing activities	(37.8)	13.9	(247.2)	62.7	(208.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash and cash equivalents	6.1	(0.2)	(5.7)	—	0.2
Cash and cash equivalents at beginning of period	14.5	1.7	16.4	—	32.6
Cash and cash equivalents at end of period	$20.6	$1.5	$10.7	$—	$32.8

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$42.7	$100.0	$168.3	$(6.5)	$304.5
Investing activities:
Capital expenditures	—	(95.0)	(5.6)	—	(100.6)
Cash paid for purchase of business, net of cash acquired	(60.0)	—	—	—	(60.0)
Return of capital from unconsolidated entities	—	0.2	—	—	0.2
Proceeds from sale of property, plant and equipment	—	3.1	0.2	—	3.3
Proceeds from property, plant and equipment insurance settlement	—	2.7	—	—	2.7
Intercompany notes issued	—	(13.4)	—	13.4	—
Intercompany notes proceeds	3.1	88.0	—	(91.1)	—
Net cash used for investing activities	(56.9)	(14.4)	(5.4)	(77.7)	(154.4)
Financing activities:
Additions to revolving credit facilities	16.7	—	3.3	—	20.0
Repayments of revolving credit facilities	(0.4)	—	(21.5)	—	(21.9)
Additions to debt	—	—	46.6	—	46.6
Repayments of debt	—	—	(131.6)	—	(131.6)
Issuances of common stock, net of related minimum tax withholdings	(5.9)	—	—	—	(5.9)
Purchases of common stock	(53.0)	—	—	—	(53.0)
Excess tax benefits from share-based compensation	—	10.2	—	—	10.2
Advances from (repayments to) consolidated entities	73.7	(90.7)	17.0	—	—
Repayments to unconsolidated entity	—	(0.2)	—	—	(0.2)
Cash dividends paid to shareholders	(25.8)	—	—	—	(25.8)
Cash distributions paid to noncontrolling interests	—	—	(0.1)	—	(0.1)
Intercompany notes borrowing	—	—	13.4	(13.4)	—
Intercompany notes payments	—	—	(91.1)	91.1	—
Intercompany dividends	—	—	(6.5)	6.5	—
Net cash provided by (used for) financing activities	5.3	(80.7)	(170.5)	84.2	(161.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
(Decrease) increase in cash and cash equivalents	(8.9)	4.9	(7.8)	—	(11.8)
Cash and cash equivalents at beginning of period	14.8	1.2	20.4	—	36.4
Cash and cash equivalents at end of period	$5.9	$6.1	$12.6	$—	$24.6

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Supplemental schedule of non-cash investing and financing activities:

The Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2013 do not include a $23.6 million non-cash transaction between a Guarantor Subsidiary and a Non-Guarantor Subsidiary to increase an intercompany capital investment in the Non-Guarantor Subsidiary nor to reflect the corresponding decrease in intercompany notes receivable. The additional investment into a Non-Guarantor Subsidiary was made through a non-cash conversion of an intercompany note receivable in the first quarter of fiscal 2014.

	Three Months Ended December 31, 2013
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Investing activities:
Intercompany capital investment	$—	$(23.6)	$—	$23.6	$—
Intercompany notes receivable	—	23.6	—	(23.6)	—

Financing activities:
Intercompany capital contributed	$—	$—	$23.6	$(23.6)	$—
Intercompany note payable	—	—	(23.6)	23.6	—

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 15.	Subsequent Events

On January 25, 2015, RockTenn and MeadWestvaco, entered into a Business Combination Agreement (the “Agreement”), pursuant to which RockTenn and MeadWestvaco have agreed, subject to the terms and conditions of the Agreement, to effect a strategic combination of their respective businesses by: (i) RockTenn forming a new holding company organized under the laws of Delaware, the name of which shall be mutually agreed upon by RockTenn and MeadWestvaco (“TopCo”), (ii) RockTenn merging with a newly formed wholly owned direct subsidiary of TopCo, with RockTenn surviving such merger as a direct wholly owned subsidiary of TopCo (the “RockTenn Merger”), and (iii) MeadWestvaco merging with and into a newly formed wholly owned direct subsidiary of TopCo, with such subsidiary surviving such merger as a direct wholly owned subsidiary of TopCo (the “MeadWestvaco Merger” and, together with the RockTenn Merger, the “Mergers”). The boards of directors of each of RockTenn and MeadWestvaco have unanimously approved the Agreement and the transactions contemplated thereby. The transaction, which is expected to close in the second calendar quarter of 2015, requires the approval of shareholders of both the Company and MeadWestvaco and is subject to the receipt of certain regulatory approvals and other customary closing conditions. For additional information regarding the transaction see RockTenn’s Current Report on Form 8-K filed on January 26, 2015 with respect to the press release announcing the merger and RockTenn’s Current Report on Form 8-K filed on January 27, 2015 with respect to entering into the Agreement.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2014, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2014 Form 10-K. The table in “Note 13. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments. See our reconciliations of Non-GAAP measures in the “Non-GAAP Financial Measures” section below.

Overview

Net sales of $2,514.2 million for the first quarter of fiscal 2015 increased $151.6 million, or 6.4%, over the first quarter of fiscal 2014, primarily as a result of the acquisitions completed in fiscal 2014. Corrugated Packaging segment shipments increased 10.6% in the first quarter of fiscal 2015, and 5.3% excluding the Tacoma Mill acquisition, each as compared to the prior year quarter. Segment income increased $9.2 million or 3.9% to $243.9 million in the first quarter of fiscal 2015 compared to the prior year quarter, primarily as a result of productivity improvements, lower fiber costs and increased net sales which were partially offset by of higher non-fiber commodity, freight and other costs - each as discussed below.

Net income in the first quarter of fiscal 2015 was $125.1 million compared to $109.7 million in the first quarter of last year. Adjusted Net Income in the first quarter of fiscal 2015 increased $15.7 million over the first quarter of last year to $137.6 million. Earnings per diluted share in the first quarter of fiscal 2015 were $0.88 per diluted share as compared to $0.75 per diluted share in the first quarter of last year. Adjusted Earnings Per Diluted Share in the first quarter of fiscal 2015 were $0.96 per diluted share as compared to $0.83 per diluted share in the first quarter of last year. Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases and Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense (as hereinafter defined) was $219.5 million and $253.5 million for three months ended December 31, 2014 and December 31, 2013. The prior year quarter included $65.0 million of cash proceeds from the initial sale of accounts receivables in connection with the A/R Sales Agreement.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three months ended December 31, 2014 and December 31, 2013 and is followed by a discussion of the adjustments to reconcile diluted earnings per share attributable to Rock-Tenn Company shareholders to Adjusted Earnings Per Diluted Share (in millions):

	Three Months Ended
	December 31,
	2014	2013
Net sales	$2,514.2	$2,362.6
Cost of goods sold	2,044.7	1,914.8
Gross profit	469.5	447.8
Selling, general and administrative expenses	243.7	234.8
Pension lump sum settlement and retiree medical curtailment, net	11.9	—
Restructuring and other costs, net	5.4	17.6
Operating profit	208.5	195.4
Interest expense	(23.3)	(24.0)
Interest income and other income (expense), net	0.2	(0.8)
Equity in income of unconsolidated entities	2.2	1.7
Income before income taxes	187.6	172.3
Income tax expense	(62.0)	(61.7)
Consolidated net income	125.6	110.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.9)
Net income attributable to Rock-Tenn Company shareholders	$125.1	$109.7

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure Earnings per diluted share (in dollars per share), for the periods indicated:

	Three Months Ended
	December 31,
	2014	2013
Earnings per diluted share	$0.88	$0.75
Pension lump sum settlement and retiree medical curtailment, net	0.05	—
Restructuring and other costs and operating losses and transition costs due to plant closures	0.02	0.08
Acquisition inventory step-up	0.01	—
Adjusted Earnings Per Diluted Share	$0.96	$0.83

In the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. These two items aggregated $11.9 million pre-tax or $0.05 per diluted share after-tax. In addition, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.02 per diluted share and consisted primarily of $3.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities and $2.7 million of pre-tax integration and acquisition costs.

In the first quarter of fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.08 per diluted share and consisted primarily of $11.7 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $7.5 million of pre-tax integration and acquisition.

We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” and “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	$2,362.6	$2,393.6	$2,530.9	$2,608.0	$9,895.1
Fiscal 2015	$2,514.2
% Change	6.4%

Net sales in the first quarter of fiscal 2015 increased $151.6 million compared to the first quarter of fiscal 2014 primarily as a result of the acquisitions completed in fiscal 2014.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	$1,914.8	$1,966.4	$2,041.3	$2,039.0	$7,961.5
(% of Net Sales)	81.0%	82.2%	80.7%	78.2%	80.5%

Fiscal 2015	$2,044.7
(% of Net Sales)	81.3%

Cost of goods sold as a percentage of net sales in the first quarter of fiscal 2015 was relatively flat compared to the prior year first quarter. On a volume adjusted basis compared to the prior year quarter, aggregate freight, shipping and warehousing costs increased $15.2 million, commodity costs decreased $20.5 million, including aggregate fiber and board costs which decreased $30.4 million, direct labor costs decreased $7.7 million and energy costs decreased $6.6 million. Depreciation and amortization expense increased $6.7 million and group insurance expense increased $7.7 million, each as compared to the prior year quarter.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	$234.8	$245.5	$245.3	$250.1	$975.7
(% of Net Sales)	9.9%	10.3%	9.7%	9.6%	9.9%

Fiscal 2015	$243.7
(% of Net Sales)	9.7%

SG&A expenses increased $8.9 million in the first quarter of fiscal 2015 compared to the prior year period as a result of the acquisitions completed in fiscal 2014. SG&A expenses include $22.4 million and $21.1 of intangible amortization in the first quarter of fiscal 2015 and 2014, respectively.

Pension Lump Sum Settlement and Retiree Medical Curtailment, net

During the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, during the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. For additional information see “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $5.4 million and $17.6 million in the first quarter of fiscal 2015 and 2014, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Acquisitions

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $70.0 million, net of cash and an estimated working capital settlement. We expect to make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets for an as yet to be determined amount for consideration not to exceed $2.0 million. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment.

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $340.6 million including an estimated working capital settlement. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our condensed consolidated financial statements in our Corrugated Packaging segment.

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers. We have included the results of NPG’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment.

We discuss these acquisitions in more detail in “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the first quarter of fiscal 2015 decreased to $23.3 million from $24.0 million for the same quarter last year and included amortization of deferred financing costs of $2.7 million compared to $2.6 million for the same quarter of the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $0.6 million, lower average interest rates decreased interest expense by approximately $1.4 million and amortization of deferred financing costs increased by $0.1 million.

Provision for Income Taxes

We recorded income tax expense of $62.0 million for the three months ended December 31, 2014, compared to income tax expense of $61.7 million for the three months ended December 31, 2013. The effective tax rates for the three months ended December 31, 2014 and December 31, 2013 were approximately 33.0% and 35.8%, respectively. The effective tax rate for the three months ended December 31, 2014 and December 31, 2013, respectively, were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a lower tax rate with respect to foreign earnings. We expect our effective tax rate to be approximately 33% to 35% in fiscal 2015, excluding the impact of discrete items.

Results of Operations (Segment Data)

Corrugated Packaging Shipments

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated mills plus Corrugated Container Shipments converted from BSF to tons. The following data excludes container shipments in Asia.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014
Corrugated Packaging Segment Shipments - thousands of tons	1,803.8	1,809.5	1,961.8	2,074.6	7,649.7
Corrugated Containers Shipments - BSF	18.4	18.2	18.8	18.8	74.2
Corrugated Containers Per Shipping Day - MMSF	301.5	288.8	298.2	294.7	295.8

Fiscal 2015
Corrugated Packaging Segment Shipments - thousands of tons	1,995.8
Corrugated Containers Shipments - BSF	18.8
Corrugated Containers Per Shipping Day - MMSF	309.0

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$1,651.9	$157.7	9.5%
Second Quarter	1,651.7	133.1	8.1
Third Quarter	1,774.2	179.8	10.1
Fourth Quarter	1,825.9	248.4	13.6
Fiscal 2014	$6,903.7	$719.0	10.4%

Fiscal 2015
First Quarter	$1,768.2	$183.1	10.4%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $116.3 million in the first quarter of fiscal 2015 compared to the prior year quarter primarily due to increased shipments. Corrugated Packaging segment shipments increased 10.6% in the first quarter of fiscal 2015, and 5.3% excluding the Tacoma Mill acquisition, each as compared to the prior year quarter.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2015 increased $25.4 million compared to the prior year first quarter. The increase in segment income was primarily a result of lower fiber costs, productivity improvements and increased volume which were partially offset by higher non-fiber commodity, freight and other costs. We estimate productivity improvements in the Corrugated Packaging segment in the first quarter of fiscal 2015 to be approximately $42 million. On a volume adjusted basis, commodity costs decreased $22.1 million, including aggregate fiber and board costs which decreased $24.4 million, direct labor costs decreased $11.5 million, energy costs decreased $7.1 million and aggregate freight, shipping and warehousing costs increased $8.9 million, each as compared to the prior year quarter. Depreciation and amortization expense increased $5.5 million, group insurance expense increased $5.3 million, bad debt expense increased $2.6 million and amortization of major maintenance outage expense decreased $4.2 million, each as compared to the prior year quarter.

Consumer Packaging Shipments

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer mills plus Consumer Packaging Converting Shipments converted from BSF to tons. The shipment data excludes gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1	386.0	394.3	408.7	1,567.1
Consumer Packaging Converting Shipments - BSF	5.0	5.3	5.2	5.5	21.0
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	83.3	86.1	83.8

Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2
Consumer Packaging Converting Shipments - BSF	5.3
Consumer Packaging Converting Per Shipping Day - MMSF	87.2

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$472.1	$57.6	12.2%
Second Quarter	489.3	49.3	10.1
Third Quarter	497.0	59.6	12.0
Fourth Quarter	525.1	72.3	13.8
Fiscal 2014	$1,983.5	$238.8	12.0%

Fiscal 2015
First Quarter	$478.8	$52.6	11.0%

Net Sales (Consumer Packaging Segment)

The $6.7 million increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2015 compared to the prior year first quarter was primarily due to higher selling price/mix partially offset by lower segment shipments compared to the prior year quarter. The 1.8% decrease in shipments was primarily due to pulp inventoried for next quarter’s planned major maintenance outage partially offset by increased folding carton volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2014 decreased $5.0 million compared to the prior year quarter primarily as the impact of increased net sales was more than offset by higher commodity and other costs. On a volume adjusted basis, commodity costs increased $4.8 million, including aggregate fiber and board costs which increased $2.9 million, direct labor costs increased $2.7 million and aggregate freight, shipping and warehousing costs increased $2.3 million, each as compared to the prior year quarter. Segment income in the first quarter of fiscal 2014 included a gain of $2.7 million related to a partial insurance settlement of property damage claims associated with the Demopolis turbine failure which occurred in fiscal 2012.

Merchandising Displays (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$184.6	$19.3	10.5%
Second Quarter	213.0	17.0	8.0
Third Quarter	225.1	21.4	9.5
Fourth Quarter	229.2	14.9	6.5
Fiscal 2014	$851.9	$72.6	8.5%

Fiscal 2015
First Quarter	$238.2	$6.4	2.7%

Net Sales (Merchandising Displays Segment)

Our Merchandising Displays segment net sales increased $53.6 million or 29.0% for the first quarter of fiscal 2015 compared to the prior year first quarter primarily due to higher volumes driven by customer promotional activity and net sales from the two display acquisitions completed in fiscal 2014. The acquisitions accounted for almost three-fourths of the increase in net sales.

Segment Income (Merchandising Displays)

Segment income attributable to the Merchandising Displays segment decreased $12.9 million in the first quarter of fiscal 2015 compared to the prior year first quarter as the higher net sales were more than offset by higher commodity and other costs including higher costs associated with supporting and onboarding new business. Additionally, segment income for the first quarter of fiscal 2015 included $1.1 million pre-tax for acquisition inventory step-up expense.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$99.6	$0.1	0.1%
Second Quarter	90.1	2.8	3.1
Third Quarter	85.4	2.1	2.5
Fourth Quarter	88.1	4.0	4.5
Fiscal 2014	$363.2	$9.0	2.5%

Fiscal 2015
First Quarter	$80.3	$1.8	2.2%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	1,562.5	1,564.0	1,573.6	1,609.0	6,309.1
Fiscal 2015	1,628.0

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $19.3 million for the first quarter of fiscal 2015 compared to the prior year first quarter primarily due to lower recovered fiber prices as a result of soft global markets for recovered fiber, including exports to China, and collection facility closures during the past year which were partially offset by higher volumes.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment increased $1.7 million in the first quarter of fiscal 2015 compared to the prior year first quarter primarily due to cost structure improvements and higher volumes.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are our Credit Facility and our Receivables Facility. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt. References to estimates in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for items such as capital expenditures, contributions to our qualified and supplemental defined benefit pension plans and the timing of utilizing our net operating losses, CBPC, Alternative Minimum Tax and other credits, including the impact on estimated cash tax payments, exclude the impact of the proposed MeadWestvaco transaction and other future business combinations, the occurrence of which could cause our estimates to change materially.

Cash and cash equivalents were $32.8 million at December 31, 2014 and $32.6 million at September 30, 2014. At December 31, 2014 and September 30, 2014, total debt was $2,807.7 million and $2,984.7 million, respectively, $128.2 million of which was short-term at December 31, 2014. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility was approximately $1.7 billion at December 31, 2014. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of those covenants at December 31, 2014.

Credit Facility

On September 27, 2012, we entered into the Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. In December 2012, we prepaid our term loan facility through December 2014 with borrowings under our Receivables Facility, our revolving credit facility and available cash. At December 31, 2014, available borrowings under the revolving credit portion of the Credit Facility were approximately $1.4 billion.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility and extended the maturity date to October 24, 2017, and continued the size of the facility at $700.0 million. The amendment reduced the credit spread for the used portion of the facility from 0.75% to 0.70% and made minor amendments to the process of calculating the Borrowing Base (as defined in the Receivables Facility). Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility allows for the exclusion of eligible receivables of specific customers each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each customer may not exceed 2.5% of the aggregate outstanding balance of all eligible receivables. At December 31, 2014, borrowing availability under this facility exceeded $0.3 billion.

Proposed Merger

Our Credit Facility and Receivables Facility include “change of control” default/termination provisions and, accordingly, we anticipate refinancing or amending them in connection with the consummation of the proposed transaction with MeadWestvaco.  Although we believe will be able to obtain any necessary amendments or refinancings at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendments or refinancings. In addition, our Senior Notes require us to make a change of control offer at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, upon the occurrence of both a change of control and a related down-grade to non-investment grade (or a related withdrawal of the investment grade rating) by both S&P and Moody’s rating agencies within sixty days of the change of control or the public announcement thereof.  We do not currently anticipate a ratings event that would trigger the obligation to make a change of control offer in respect of the Senior Notes but there can be no assurance that such a ratings event will not occur in connection with the transaction or otherwise.

See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the Credit Facility and Receivables Facility.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. The maximum funding from receivables that may be sold at any time is $205 million. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. See “Note 10. Fair Value” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the A/R Sales Agreement.

Cash Flow Activity

	Three Months Ended
	December 31,
	2014	2013
	(In millions)
Net cash provided by operating activities	$332.4	$304.5
Net cash used for investing activities	$(123.2)	$(154.4)
Net cash used for by financing activities	$(208.4)	$(161.7)

Net cash provided by operating activities during the three months ended December 31, 2014 increased compared to the three months ended December 31, 2013 primarily due to the impact of increased aggregate net income, deferred taxes and depreciation and amortization, and decreased pension funding and less working capital utilized in the current year period compared to the three months ended December 31, 2013 excluding the cash proceeds from $65.0 million sale of accounts receivables in connection with the A/R Sales Agreement in the prior year period.

Net cash used for investing activities in the three months ended December 31, 2014 consisted primarily of $126.9 million of capital expenditures that was partially offset by proceeds from the sale of property, plant and equipment. Net cash used for investing activities in the three months ended December 31, 2013 consisted primarily of $100.6 million of capital expenditures and $60.0 million for the purchase of a merchandising display business which were partially offset by proceeds from the sale of property, plant and equipment and a partial insurance settlement. We estimate fiscal 2015 capital expenditures will be approximately $500 to $550 million. We believe we have significant opportunity to improve our performance via capital investment. In our box plant system, the most prominent investments being in the converting equipment, including the modernization of our box plant system by installing a total of thirty EVOL flexo folder gluers. Seven of which were installed in fiscal 2014 and four were installed in the first quarter of fiscal 2015. We have also identified opportunities in our mill system to improve the productivity and cost structure, including projects such as converting to a carbonate caustic pulping process at our Stevenson, AL containerboard mill which is expected to improve yield and reduce cost. Our estimate also includes our fiscal 2015 Boiler MACT expenditures that will be part of our total multi-year estimated Boiler MACT capital investment of approximately $55 million at our containerboard mills as well as continued work on an estimated $89 million project, that is expected to start-up in fiscal 2016, to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950s power boilers and address the Boiler MACT requirements at the mill. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital expenditures to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

In the three months ended December 31, 2014, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $174.4 million, cash dividends paid to shareholders of $26.3 million and purchases of Common Stock of $8.7 million. In the three months ended December 31, 2013, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $86.9 million, purchases of Common Stock of $53.0 million and cash dividends paid to shareholders of $25.8 million.

In December 2014, Congress passed the Tax Increase Prevention Act of 2014 that among other things extended bonus depreciation through the end of calendar 2014. As a result, we increased our tax depreciation deduction for fiscal 2014 and correspondingly decreased our previously reflected use of U.S. federal net operating losses and other credits. At December 31, 2014, the U.S. federal, state and foreign net operating losses, CBPC, Alternative Minimum Tax credits and other U.S. federal and state tax credits available to us aggregated approximately $280 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. Federal NOLs, CBPC, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years. We expect to receive increased tax benefits from a the domestic manufacturer’s deduction, which has been limited in recent years due to lower levels of federal taxable income after the use of federal net operating losses.  State net operating losses and credits will be used over a longer period of time. We expect our cash tax payments to be materially less than our income tax expense in fiscal 2015, significantly lower in fiscal 2016 and similar in fiscal 2017. However, it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures, future business combinations or other factors.

We made contributions of $6.4 million to our pension and supplemental retirement plans during the three months ended December 31, 2014. Based on current facts and assumptions, we anticipate contributing a total of approximately $159 million in fiscal 2015 and $160 million in fiscal 2016 to our qualified and supplemental defined benefit pension plans. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. We do not expect to be required to make additional pension plan contributions as a result of the lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit as discussed in “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In November 2014 we paid a quarterly dividend of $0.1875 per share, indicating a current annualized cash dividend of $0.75 per share on our Common Stock. As a result of the Agreement entered into with MeadWestvaco to effect a strategic combination, we expect to increase the per share amount of the dividend(s) we distribute between the announcement date and the closing of the proposed transaction to equalize dividend payments between the two companies. Therefore, in January 2015, our board of directors approved our February 2015 dividend of $0.320525 per share which reflected our $0.1875 regular quarterly dividend payment plus an addition $0.133025 per share to equalize the dividend.

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

We have also defined the non-GAAP financial measure “Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense” to be the sum of the non-GAAP measure Net Debt Repayment, and the following GAAP cash flow statement and income statement line items: Cash dividends paid to shareholders, Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities, Purchases of common stock, Pension lump sum settlement and retiree medical curtailment, net and Pension and other postretirement funding less (more) than expense. Our management uses Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense, along with other factors, to evaluate our performance. Net Debt Repayment is the difference between Net Debt at two points in time. We believe that this measure is an appropriate supplemental measure of financial performance and may be useful to investors because it provides a measure of cash generated for the benefit of shareholders.

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year for various periods (in millions):

	Dec 31, 2014	Sep 30, 2014	Dec 31, 2013	Sep 30, 2013
Current Portion of Debt	$128.2	$132.6	$3.2	$2.9
Long-Term Debt Due After One Year	2,679.5	2,852.1	2,750.3	2,841.9
Total Debt	2,807.7	2,984.7	2,753.5	2,844.8
Less: Cash and Cash Equivalents	(32.8)	(32.6)	(24.6)	(36.4)
Net Debt	$2,774.9	$2,952.1	$2,728.9	$2,808.4

Net Debt Repayment - QTR	$177.2		$79.5

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense for the three months ended December 31, 2014 and December 31, 2013 using the various non-GAAP and GAAP measures referenced above (in millions):

	Three Months Ended
	December 31,
	2014	2013
Net Debt Repayment	$177.2	$79.5
Cash dividends paid to shareholders	26.3	25.8
Cash paid for the purchase of business, net of cash acquired plus Investment in unconsolidated entities	—	60.0
Purchases of common stock	8.7	53.0
Pension lump sum settlement and retiree medical curtailment, net	11.9	—
Pension and postretirement funding (less) more than expense	(4.6)	35.2
Cash Generated for Net Debt Repayment, Dividends, Acquisition / Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense	$219.5	$253.5

Set forth below is a reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax), for the periods indicated:

	Three Months Ended
	December 31,
	2014	2013
Net income attributable to Rock-Tenn Company shareholders	$125.1	$109.7
Pension lump sum settlement and retiree medical curtailment, net	7.9	—
Restructuring and other costs and operating losses and transition costs due to plant closures	3.9	12.2
Acquisition inventory step-up	0.7	—
Adjusted Net Income	$137.6	$121.9

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as will, estimate, anticipate, plan, may, believe, project, or expect, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2015, as well as amounts and timing of specific projects; our estimate of the cost and timing of compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; the amounts of our anticipated contributions to our qualified and supplemental defined benefit pension plans in fiscal 2015 and fiscal 2016; our expectation that we will not be required to make additional contributions into our plans as a result of the offer to settle certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit; our expectation that buyer-specific synergies will arise after the acquisition of the Tacoma Mill (e.g., enhanced reach of the combined organization and synergies) and its assembled work force; our belief that the acquisition of the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system; our expectation that buyer-specific synergies will be achieved with the acquisition of NPG and AGI In-Store (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of each; our belief that NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers; our belief that the acquisitions of AGI In-Store support our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence; our belief that we have significant opportunity to improve our performance via capital investment in our box plant system; our expectation that we will make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets of AGI In-Store for an as yet to be determined amount at a cost not to exceed $2.0 million; our expectation that the AGI In-Store and Tacoma Mill’s goodwill and intangibles will be amortizable for income tax purposes; a current annualized dividend rate of $0.75 per share on our Common Stock; our expectation that we will increase the per share amount of the dividend(s) we distribute between the announcement date and the closing of the proposed transaction with MeadWestvaco to equalize dividend payments between the two companies; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; our expectation to utilize the remaining U.S. Federal NOLs, CBPC, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years and State net operating losses and credits over a longer period of time; our expectation of receiving increased tax benefits from a greater domestic manufacturer’s deduction which has been limited in recent years by federal taxable income after the use of federal net operating losses and that we expect our cash tax payments to be materially less than our income tax expense in fiscal 2015, significantly lower in fiscal 2016 and similar in fiscal 2017; our expectation that our effective tax rate will be approximately 33% to 35% in fiscal 2015, excluding the impact of discrete items; our belief that integration activities related to the Smurfit-Stone Acquisition will continue during fiscal 2015; the Antitrust Litigation and other lawsuits and claims arising out of the conduct of our business; and our expectation that ASU 2014-12 will not have a material effect on our consolidated financial statements.

With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; competitive conditions in our businesses; whether and when the proposed transaction with MeadWestvaco will be approved; whether and when the proposed transaction MeadWestvaco will close; our anticipation of refinancing or amending our Credit Facility and Receivables Facility in connection with the proposed transaction with MeadWestvaco and that the transaction is not expected to trigger a down-grade to non-investment grade (or a related withdrawal of the investment grade rating) by both S&P and Moody’s rating agencies within sixty days of the change of control or the public announcement thereof that would trigger the obligation to make a change of control offer under our Senior Notes; the results and impacts of the proposed transaction with MeadWestvaco; and possible adverse actions of our customers, competitors and suppliers.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of CBPC; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines, the timing and impact of customer transitioning, the impact of announced price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and under the caption “Business — Forward-Looking Information” and “Risk Factors” in our Fiscal 2014 Form 10-K and by similar disclosures in any of our subsequent

SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

The proposed transaction involving MeadWestvaco and RockTenn will be submitted to the respective shareholders of MeadWestvaco and RockTenn for their consideration. In connection with the proposed transaction, MeadWestvaco and RockTenn will cause the newly formed company to file with the SEC a registration statement on Form S-4 (the “Registration Statement”), which will include a prospectus with respect to the shares to be issued in the proposed transaction and a preliminary and definitive joint proxy statement for the shareholders of MeadWestvaco and RockTenn (the “Joint Proxy Statement”) and each of MeadWestvaco and RockTenn will mail the Joint Proxy Statement to their respective shareholders and file other documents regarding the proposed transaction with the SEC. The definitive Registration Statement and the Joint Proxy Statement will contain important information about the proposed transaction and related matters. SECURITY HOLDERS ARE URGED AND ADVISED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT CAREFULLY WHEN THEY BECOME AVAILABLE, AS WELL AS ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC AND ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. The Registration Statement, the Joint Proxy Statement and other relevant materials (when they become available) and any other documents filed or furnished by MeadWestvaco or RockTenn with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov. In addition, security holders will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement from RockTenn by going to its investor relations page on its corporate website at http://ir.rocktenn.com and from MeadWestvaco on its corporate website at www.mwv.com.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2014 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2014.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of Common Stock over an indefinite period of time. Our stock repurchase plan was last amended in September 2014 following the Stock Split and allows for the repurchase of a total of 16.9 million shares of Common Stock. Pursuant to our repurchase plan, in the three months ended December 31, 2014, we repurchased 156,187 shares for an aggregate cost of $8.7 million. As of December 31, 2014, we had approximately 8.5 million shares of Common Stock available for repurchase under the plan.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—	$—	—	8,702,951
November 1, 2014 through November 30, 2014	29,239	55.67	29,239	8,673,712
December 1, 2014 through December 31, 2014	126,948	55.99	126,948	8,546,764
Total	156,187		156,187

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	February 5, 2015	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1
Business Combination Agreement, by and between MeadWestvaco Corporation and Rock-Tenn Company, dated as of January 25, 2015 (incorporated by reference to Exhibit 2.1 of RockTenn's Current Report on Form 8-K, filed on January 27, 2015).†

Exhibit 10.1
Employment Agreement by and among RockTenn-Southern Container, LLC, a Delaware limited liability company (“RTSC”) (successor-in-interest to Southern Container Corp., a Delaware corporation), Rock-Tenn Services Inc., a Georgia corporation (“Employer”), and James B. Porter III (“Executive”), is entered into as of December 22, 2014, and effective as of January 1, 2015

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

†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. RockTenn hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

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