Form 10-Q
period 2015-03-31
Rock-Tenn CO
filed 2015-05-11
CIK 230498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 24, 2015
Class A Common Stock, $0.01 par value	140,833,251

ROCK-TENN COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

Adjusted Earnings per Diluted Share	As defined on p. 52
Adjusted Net Income	As defined on p. 52
A/R Sales Agreement	As defined on p. 22
Agreement	January 25, 2015 Business Combination Agreement between RockTenn and MeadWestvaco, as amended
AGI In-Store	A.G. Industries, Inc.
Antitrust Litigation	As defined on p. 27
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billions of square feet
CBPC	Cellulosic biofuel producers credits
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Code	The Internal Revenue Code of 1986, as amended
Common Stock	Our Class A common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Facility	Our unsecured Amended and Restated Credit Agreement
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIFO	First-in first-out inventory valuation method
Fiscal 2014 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended September 30, 2014
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
Guarantor Subsidiaries	Certain of our 100% owned domestic subsidiaries
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
March 2019 Notes	$350.0 million aggregate principal amount of 4.45% senior notes due March 2019
March 2020 Notes	$350.0 million aggregate principal amount of 3.50% senior notes due March 2020
March 2022 Notes	$400.0 million aggregate principal amount of 4.90% senior notes due March 2022
March 2023 Notes	$350.0 million aggregate principal amount of 4.00% senior notes due March 2023
MeadWestvaco	MeadWestvaco Corporation
MMSF	Millions of square feet
Non-Guarantor Subsidiaries	The consolidated subsidiaries of the Company that are not guarantors of the guaranteed notes
NOV	Notice of Violation
NPG	NPG Holding, Inc.
OSHA	The Occupational Safety and Health Act
Our Notes	The March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes

Term or Acronym	Definition

Parent	Rock-Tenn Company
Pension Act	Pension Protection Act of 2006
Pension Offer	As defined on p. 23
PRPs or PRP	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	Our receivables-backed financing facility
SEC	Securities and Exchange Commission
Seven Hills	Seven Hills Paperboard LLC
SERP	Supplemental executive retirement plan
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	Our May 27, 2011 acquisition of Smurfit-Stone
Stock Split	As defined on p. 12
Tacoma Mill	The Simpson Tacoma Kraft Paper Mill acquired May 16, 2014
U.S.	United States

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$2,455.6	$2,393.6	$4,969.8	$4,756.2
Cost of goods sold	1,998.5	1,966.4	4,043.2	3,881.2
Gross profit	457.1	427.2	926.6	875.0
Selling, general and administrative expenses	252.6	245.5	496.3	480.3
Pension lump sum settlement and retiree medical curtailment, net	—	—	11.9	—
Restructuring and other costs, net	17.2	14.2	22.6	31.8
Operating profit	187.3	167.5	395.8	362.9
Interest expense	(23.0)	(23.2)	(46.3)	(47.2)
Interest income and other income (expense), net	(0.5)	(0.2)	(0.3)	(1.0)
Equity in income of unconsolidated entities	2.4	1.5	4.6	3.2
Income before income taxes	166.2	145.6	353.8	317.9
Income tax expense	(55.8)	(62.1)	(117.8)	(123.8)
Consolidated net income	110.4	83.5	236.0	194.1
Less: Net income attributable to noncontrolling interests	(0.6)	(0.7)	(1.1)	(1.6)
Net income attributable to Rock-Tenn Company shareholders	$109.8	$82.8	$234.9	$192.5

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.78	$0.58	$1.67	$1.34

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.77	$0.57	$1.65	$1.32

Cash dividends paid per share	$0.3205	$0.175	$0.5080	$0.35

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Consolidated net income	$110.4	$83.5	$236.0	$194.1
Other comprehensive loss, net of tax:
Foreign currency translation loss	(29.5)	(12.7)	(47.2)	(22.0)
Defined benefit pension plans:
Net actuarial loss arising during the period	—	—	(2.8)	—
Amortization and settlement recognition of net actuarial loss, included in pension cost	5.1	2.6	22.8	5.2
Prior service cost arising during the period	—	—	(13.9)	—
Amortization and curtailment recognition of prior service cost (credit), included in pension cost	0.3	—	(4.9)	—
Other comprehensive loss	(24.1)	(10.1)	(46.0)	(16.8)
Comprehensive income	86.3	73.4	190.0	177.3
Less: Comprehensive income attributable to noncontrolling interests	(0.5)	(0.6)	(0.9)	(1.5)
Comprehensive income attributable to Rock-Tenn Company shareholders	$85.8	$72.8	$189.1	$175.8

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$39.7	$32.6
Restricted cash	8.8	8.8
Accounts receivable (net of allowances of $24.7 and $25.1)	974.0	1,118.7
Inventories	1,013.7	1,029.2
Other current assets	236.9	243.2
Total current assets	2,273.1	2,432.5
Property, plant and equipment at cost:
Land and buildings	1,275.6	1,280.5
Machinery and equipment	7,219.0	7,076.2
Transportation equipment	15.9	15.8
Leasehold improvements	25.1	25.0
	8,535.6	8,397.5
Less accumulated depreciation and amortization	(2,750.5)	(2,564.9)
Net property, plant and equipment	5,785.1	5,832.6
Goodwill	1,916.1	1,926.4
Intangibles, net	644.8	691.1
Other assets	201.8	157.1
	$10,820.9	$11,039.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$126.4	$132.6
Accounts payable	789.8	812.8
Accrued compensation and benefits	212.6	224.4
Other current liabilities	190.4	190.7
Total current liabilities	1,319.2	1,360.5
Long-term debt due after one year	2,623.0	2,852.1
Pension liabilities, net of current portion	1,026.3	1,090.9
Postretirement benefit liabilities, net of current portion	94.6	101.7
Deferred income taxes	1,152.8	1,132.8
Other long-term liabilities	164.6	180.6
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	13.4	13.7
Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175.0 million shares authorized; 140.8 million and 140.0 million shares outstanding at March 31, 2015 and September 30, 2014, respectively	1.4	1.4
Capital in excess of par value	2,870.1	2,839.8
Retained earnings	2,096.2	1,960.9
Accumulated other comprehensive loss	(541.2)	(495.3)
Total Rock-Tenn Company shareholders’ equity	4,426.5	4,306.8
Noncontrolling interests	0.5	0.6
Total equity	4,427.0	4,307.4
	$10,820.9	$11,039.7
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2015	2014
Operating activities:
Consolidated net income	$236.0	$194.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	304.5	286.6
Deferred income tax expense	87.1	110.4
Share-based compensation expense	21.4	19.6
Loss (gain) on disposal of plant, equipment and other, net	2.4	(2.3)
Equity in income of unconsolidated entities	(4.6)	(3.2)
Pension and other postretirement funding more than expense	(47.3)	(86.5)
Impairment adjustments and other non-cash items	(5.6)	5.9
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	120.5	143.6
Inventories	(22.1)	(38.1)
Other assets	(90.7)	(33.9)
Accounts payable	(7.4)	(5.8)
Income taxes	(30.3)	(14.4)
Accrued liabilities and other	(13.1)	(44.9)
Net cash provided by operating activities	550.8	531.1
Investing activities:
Capital expenditures	(235.2)	(227.1)
Cash received (paid) for business acquisitions, net of cash acquired	3.7	(60.0)
Return of capital from unconsolidated entities	0.4	0.4
Proceeds from sale of subsidiary and affiliates	—	3.8
Proceeds from sale of property, plant and equipment	8.4	13.3
Proceeds from property, plant and equipment insurance settlement	—	3.4
Net cash used for investing activities	(222.7)	(266.2)
Financing activities:
Additions to revolving credit facilities	148.9	142.8
Repayments of revolving credit facilities	(109.0)	(153.5)
Additions to debt	110.9	172.7
Repayments of debt	(377.8)	(329.7)
Commercial card program	(0.6)	—
Debt issuance costs	(0.1)	(0.2)
Issuances of common stock, net of related minimum tax withholdings	(26.8)	(13.8)
Purchases of common stock	(8.7)	(53.0)
Excess tax benefits from share-based compensation	16.4	14.5
(Repayments to) advances from unconsolidated entity	(0.4)	2.0
Cash dividends paid to shareholders	(71.4)	(50.9)
Cash distributions paid to noncontrolling interests	(1.3)	(0.3)
Net cash used for financing activities	(319.9)	(269.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.3
Increase (decrease) in cash and cash equivalents	7.1	(4.2)
Cash and cash equivalents at beginning of period	32.6	36.4
Cash and cash equivalents at end of period	$39.7	$32.2
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$44.6	$14.6
Interest, net of amounts capitalized	41.6	43.1

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the six months ended March 31, 2014, relate to the acquisition of NPG, a specialty display company. For additional information regarding these acquisitions see “Note 5. Acquisitions”.

Six Months Ended March 31, 2014
(In millions)
Fair value of assets acquired, including goodwill	$79.2
Cash consideration, net of cash acquired	59.6
Liabilities assumed	$19.6
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2015
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

Our independent public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2014 from the audited Consolidated Financial Statements included in Fiscal 2014 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and six months ended March 31, 2015 and March 31, 2014, our comprehensive income for the three and six months ended March 31, 2015 and March 31, 2014, our financial position at March 31, 2015 and September 30, 2014, and our cash flows for the six months ended March 31, 2015 and March 31, 2014.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2014 Form 10-K. The results for the three and six months ended March 31, 2015 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends ASC 360 “Property Plant and Equipment” and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014. We adopted these provisions on January 1, 2015, and the adoption did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share”. This ASU amends ASC 820 “Fair Value Measurement” and eliminates the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (or its equivalent) practical expedient. Investments for which fair value is measured at net asset value per share using the practical expedient should not be categorized in the fair value hierarchy. However, disclosures on investments for which fair value is measured at net asset value as a practical expedient should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We currently expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption, applied retrospectively to all periods presented. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which amends certain provisions of ASC 835 “Interest-Imputation of Interest”. The ASU requires that debt issuance costs for a recorded liability be presented in the balance sheet as a reduction of the carrying amount of the debt. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation-Amendments to the Consolidation Analysis”, which amends certain provisions of ASC 810 “Consolidation”. The amendment requires the consideration of additional criteria in (i) the analysis

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. Based on our current stock compensation awards, we do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU is effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption, which can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of these provisions.

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2015 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2014	$4,306.8	$0.6	$4,307.4
Net income	234.9	0.2	235.1
Other comprehensive loss, net of tax	(45.9)	—	(45.9)
Income tax benefit from share-based plans	16.4	—	16.4
Compensation expense under share-based plans	21.4	—	21.4
Cash dividends declared (per share - $0.508025)(2)	(71.6)	—	(71.6)
Cash distributions to noncontrolling interests	—	(0.3)	(0.3)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(26.8)	—	(26.8)
Purchases of Class A common stock	(8.7)	—	(8.7)
Balance at March 31, 2015	$4,426.5	$0.5	$4,427.0

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that allows for the repurchase of shares of our Common Stock over an indefinite period of time at the discretion of our management. Our stock repurchase plan was last amended in September 2014 following the August 27, 2014 two-for-one stock split of our Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014 (the “Stock Split”). The stock repurchase plan allows for the repurchase of up to a total of 16.9 million shares of Common Stock. Pursuant to our repurchase plan, in the six months ended March 31, 2015, we repurchased approximately 0.2 million shares for an aggregate cost of $8.7 million. As of March 31, 2015, we had approximately 8.5 million shares of Common Stock available for repurchase under the plan.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2015 and March 31, 2014 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	—	(16.7)	(46.8)	(63.5)
Amounts reclassified from accumulated other comprehensive loss	—	17.6	—	17.6
Net current period other comprehensive income (loss)	—	0.9	(46.8)	(45.9)
Balance at March 31, 2015	$(0.2)	$(497.3)	$(43.7)	$(541.2)

(1)     All amounts are net of tax and noncontrolling interest.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)
Other comprehensive loss before reclassifications	—	—	(21.2)	(21.2)
Amounts reclassified from accumulated other comprehensive loss	—	5.0	(0.4)	4.6
Net current period other comprehensive income (loss)	—	5.0	(21.6)	(16.6)
Balance at March 31, 2014	$(0.2)	$(327.9)	$10.9	$(317.2)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax components were determined using effective tax rates averaging approximately 38% to 39% for each of the six months ended March 31, 2015 and March 31, 2014. Foreign currency translation gains and losses recorded in accumulated other comprehensive loss for the six months ended March 31, 2015 and March 31, 2014 were primarily due to the change in the Canadian/U.S. dollar exchange rates. For the six months ended March 31, 2015, we recorded defined benefit net actuarial losses and prior service costs, net of tax, in other comprehensive income of $2.8 million and $13.9 million, respectively, primarily due to the partial settlement, plan amendments and curtailment of certain defined benefit plans. The deferred income tax expense associated with the net actuarial losses and prior service costs was $1.7 million and $8.8 million, respectively. The amounts reclassified out of accumulated other comprehensive loss into earnings for these events are summarized in the reclassifications tables below. For the three and six months ended March 31, 2014, there were no defined benefit plan net actuarial gains, losses or prior service costs arising during the period.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following tables summarize the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(8.0)	$3.1	$(4.9)	$(4.2)	$1.6	$(2.6)
Prior service (costs) credits (2)	(0.4)	0.1	(0.3)	0.1	—	0.1
Subtotal defined benefit plans	(8.4)	3.2	(5.2)	(4.1)	1.6	(2.5)

Foreign currency translation adjustments
Sale of foreign subsidiary (3)	—	—	—	0.4	—	0.4
Total reclassifications for the period	$(8.4)	$3.2	$(5.2)	$(3.7)	$1.6	$(2.1)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

(3)	Amount reflected in “Restructuring and other costs, net” in the condensed consolidated statements of income.

	Six Months Ended			Six Months Ended
	March 31, 2015			March 31, 2014
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(36.3)	$13.8	$(22.5)	$(8.2)	$3.1	$(5.1)
Prior service credits (2)	8.0	(3.1)	4.9	0.1	—	0.1
Subtotal defined benefit plans	(28.3)	10.7	(17.6)	(8.1)	3.1	(5.0)

Foreign currency translation adjustments
Sale of foreign subsidiary (3)	—	—	—	0.4	—	0.4
Total reclassifications for the period	$(28.3)	$10.7	$(17.6)	$(7.7)	$3.1	$(4.6)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

(3)	Amount reflected in “Restructuring and other costs, net” in the condensed consolidated statements of income.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$109.8	$82.8	$234.9	$192.5
Denominator:
Basic weighted average shares outstanding	140.8	143.6	140.5	143.8

Basic earnings per share attributable to Rock-Tenn Company shareholders	$0.78	$0.58	$1.67	$1.34

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$109.8	$82.8	$234.9	$192.5
Denominator:
Basic weighted average shares outstanding	140.8	143.6	140.5	143.8
Effect of dilutive stock options and non-participating securities	1.9	2.4	2.2	2.5
Diluted weighted average shares outstanding	142.7	146.0	142.7	146.3

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$0.77	$0.57	$1.65	$1.32

During the three and six months ended March 31, 2015 and March 31, 2014 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to Rock-Tenn Company shareholders.

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of March 31, 2015 and March 31, 2014. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 0.1 million and 0.5 million common shares in the three and six months ended March 31, 2015, and 0.4 million and 0.2 million common shares in the three and six months ended March 31, 2014, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions and Other Transactions

Proposed Transaction with MeadWestvaco

On January 25, 2015, RockTenn and MeadWestvaco entered into a Business Combination Agreement, as amended, pursuant to which RockTenn and MeadWestvaco have agreed, subject to the terms and conditions of the Agreement, to effect a strategic combination of their respective businesses by: (i) Rome Merger Sub, Inc., a Georgia corporation that was formed on March 6, 2015 as a wholly owned subsidiary of a new holding company organized under the laws of Delaware, Rome-Milan Holdings, Inc. (“TopCo”), merging with and into RockTenn, with RockTenn surviving as a wholly owned subsidiary of TopCo, (ii) Milan Merger Sub, LLC, a Delaware limited liability company that was formed on March 6, 2015 as a wholly owned subsidiary of TopCo,

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

merging with and into MeadWestvaco, with MeadWestvaco surviving the merger as a wholly owned subsidiary of TopCo (the “MeadWestvaco Merger”), and (iii) MeadWestvaco, as the surviving corporation of the MeadWestvaco Merger, converting to a Delaware limited liability company in accordance with Section 266 of the General Corporation Law of the State of Delaware as soon as practicable after the effective time of the MeadWestvaco Merger.

AGI In-Store Acquisition

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash acquired of $0.5 million and the collection of a previously accrued estimated working capital settlement. No debt was assumed. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $26.0 million of customer relationship intangible assets, $13.2 million of goodwill and $5.9 million of liabilities. We are amortizing the customer relationship intangibles over 5 to 10.5 years on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of AGI In-Store. We expect to make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets for an as yet to be determined amount for consideration not to exceed $2.0 million. We are in the process of finalizing the estimated values of the assets acquired and liabilities assumed, and therefore, the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill and intangibles to be amortizable for income tax purposes.

Tacoma Mill Acquisition

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $340.6 million, including an estimate of the expected working capital settlement. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our condensed consolidated financial statements in our Corrugated Packaging segment. The preliminary purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract, $14.6 million of customer relationship intangible assets, $29.0 million of goodwill and $28.9 million of liabilities assumed. We are amortizing the electrical cogeneration contract over the contract life of 7.2 years and the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma Mill. We are in the process of finalizing the estimated values of the assets acquired and liabilities assumed, and therefore, the allocation of the purchase price is preliminary and subject to revision. We expect the goodwill and intangibles to be amortizable for income tax purposes.

NPG Acquisition

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe it is a strong strategic fit that will strengthen our displays business. We have included the results of NPG’s operations in our condensed consolidated financial statements in our Merchandising Displays segment. The final purchase price allocation for the acquisition included $14.5 million of customer relationship intangible assets, $27.9 million of goodwill and $19.5 million of liabilities, including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 9 years based on a straight-line basis because the pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $17.2 million and $14.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively, and recorded pre-tax restructuring and other costs, net, of $22.6 million and $31.8 million for the six months ended March 31, 2015 and March 31, 2014, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail below.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and therefore do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and six months ended March 31, 2015 and March 31, 2014, the cumulative recorded amount since we started the initiatives, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$1.0	$—	$0.3	$0.7	$—	$2.0
	YTD Fiscal 2015	1.2	—	0.4	1.3	0.1	3.0
	Prior Year Qtr.	1.0	1.4	0.4	1.4	0.2	4.4
	YTD Fiscal 2014	2.5	1.4	1.7	2.5	0.3	8.4
	Cumulative	30.2	29.2	7.5	12.3	5.5	84.7
	Expected Total	30.2	29.2	7.5	13.5	5.5	85.9
Consumer Packaging(c)	Current Qtr.	0.2	(0.2)	0.2	0.2	0.2	0.6
	YTD Fiscal 2015	0.3	0.2	0.2	0.2	0.2	1.1
	Prior Year Qtr.	—	—	—	0.1	—	0.1
	YTD Fiscal 2014	—	(0.1)	—	0.1	—	—
	Cumulative	4.7	1.7	0.7	0.6	0.4	8.1
	Expected Total	4.7	1.7	0.7	0.6	0.4	8.1
Recycling(d)	Current Qtr.	0.3	—	—	0.3	0.2	0.8
	YTD Fiscal 2015	0.4	—	—	0.6	1.0	2.0
	Prior Year Qtr.	0.7	0.1	0.1	0.4	0.1	1.4
	YTD Fiscal 2014	4.1	—	0.5	0.8	2.2	7.6
	Cumulative	12.4	1.3	0.8	3.1	7.6	25.2
	Expected Total	12.4	1.3	1.3	3.3	7.7	26.0
Other(e)	Current Qtr.	—	—	—	—	13.8	13.8
	YTD Fiscal 2015	—	—	—	—	16.5	16.5
	Prior Year Qtr.	—	—	—	—	8.3	8.3
	YTD Fiscal 2014	—	—	—	—	15.8	15.8
	Cumulative	0.1	0.2	0.1	—	162.3	162.7
	Expected Total	0.1	0.2	0.1	—	162.3	162.7
Total	Current Qtr.	$1.5	$(0.2)	$0.5	$1.2	$14.2	$17.2
	YTD Fiscal 2015	$1.9	$0.2	$0.6	$2.1	$17.8	$22.6
	Prior Year Qtr.	$1.7	$1.5	$0.5	$1.9	$8.6	$14.2
	YTD Fiscal 2014	$6.6	$1.3	$2.2	$3.4	$18.3	$31.8
	Cumulative	$47.4	$32.4	$9.1	$16.0	$175.8	$280.7
	Expected Total	$47.4	$32.4	$9.6	$17.4	$175.9	$282.7

(a)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(b)
The Corrugated Packaging segment current quarter and year to date charges primarily reflect on-going closure costs at previously closed facilities net of asset sales. The prior year quarter and prior year to date charges primarily reflect closure costs from one announced closure and on-going closure costs at previously closed facilities net of asset sales. The cumulative charges primarily reflect charges associated with the closure of corrugated container plants and the closure

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

of the Matane, Quebec containerboard mill, including gains and losses associated with the sale of assets associated with the closures. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment current quarter and year to date charges are primarily associated with on-going closure activity at previously closed facilities including the Cincinnati, OH specialty recycled paperboard mill. The prior year quarter and prior year to date charges primarily reflect on-going closure activity at two previously closed converting facilities. The cumulative charges primarily reflect charges associated with the closure of converting facilities and a specialty recycled paperboard mill. We have transferred a substantial portion of each closed facility’s production to our other facilities.

(d)
The Recycling segment current quarter and year to date charges are primarily associated with the on-going closure costs at previously closed facilities. The prior year quarter and prior year to date charges primarily reflect charges associated with the closure of one collection facility and on-going closure costs and impairment and fair value adjustments for assets at previously closed facilities. The cumulative charges primarily reflect the charges associated with the closure of collection facilities, including gains and losses associated with the sale of assets associated with the closures.

(e)
The expenses in the “Other” segment primarily reflect costs that we consider as Corporate, including the “Other Costs” column that primarily reflects costs incurred as a result of the completed Smurfit-Stone Acquisition, such as acquisition and integration expenses, and the proposed transaction with MeadWestvaco. Also included in the “Other” segment are insignificant costs related to our Merchandising Displays segment. The pre-tax charges in the “Other Costs” column are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Total
Current Qtr.	$10.3	$3.5	$13.8
YTD Fiscal 2015	$10.8	$5.7	$16.5
Prior Year Qtr.	$1.4	$6.9	$8.3
YTD Fiscal 2014	$2.8	$13.0	$15.8

Acquisition expenses include expenses associated with acquisitions or other business combinations, whether consummated or not, including the proposed transaction with MeadWestvaco, as well as litigation expenses associated with acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses primarily reflect severance and other employee costs, professional services, including work being performed to facilitate acquisition / merger integration, such as information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect integration activities related to the Smurfit-Stone Acquisition to be completed by the end of fiscal 2015.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Six Months Ended
	March 31,
	2015	2014
Accrual at beginning of fiscal year	$10.9	$21.8
Additional accruals	0.2	2.4
Payments	(5.0)	(9.9)
Adjustment to accruals	0.8	0.2
Accrual at March 31	$6.9	$14.5

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	Six Months Ended
	March 31,
	2015	2014
Additional accruals and adjustments to accruals (see table above)	$1.0	$2.6
Acquisition expenses	10.8	2.8
Integration expenses	5.9	12.7
Net property, plant and equipment	1.9	6.6
Severance and other employee expense	0.1	0.2
Equipment and inventory relocation costs	0.6	2.2
Facility carrying costs	2.1	3.4
Other expense	0.2	1.3
Total restructuring and other costs, net	$22.6	$31.8

Note 7.	Income Taxes

The effective tax rates for the three and six months ended March 31, 2015 were 33.6% and 33.3%, respectively. The effective tax rates for the three and six months ended March 31, 2014 were 42.7% and 38.9%, respectively. The effective tax rates for the three and six months ended March 31, 2015 were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a tax rate differential with respect to foreign earnings. The effective tax rates for the three and six months ended March 31, 2014 were different than the statutory rate primarily due to a $9.6 million charge to income tax expense to record the impact of the state of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value. Additionally, the effective tax rates were different than the statutory rate due to the impact of state taxes and a tax rate differential with respect to foreign earnings.

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

	March 31, 2015	September 30, 2014
Finished goods and work in process	$397.5	$421.8
Raw materials	480.3	465.7
Spare parts and supplies	220.5	225.3
Inventories at FIFO cost	1,098.3	1,112.8
LIFO reserve	(84.6)	(83.6)
Net inventories	$1,013.7	$1,029.2

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 9.	Debt

At March 31, 2015, our Credit Facility and Our Notes were unsecured. For more information regarding certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K. The following were individual components of debt (in millions):

	March 31, 2015	September 30, 2014
4.45% notes due March 2019	$349.8	$349.8
3.50% notes due March 2020	348.1	347.9
4.90% notes due March 2022	399.5	399.4
4.00% notes due March 2023	347.2	347.0
Term loan facility	916.9	947.5
Revolving credit and swing facilities	152.0	120.3
Receivables-backed financing facility	225.0	460.0
Other debt	10.9	12.8
Total debt	2,749.4	2,984.7
Less current portion of debt	126.4	132.6
Long-term debt due after one year	$2,623.0	$2,852.1

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required and are in compliance with all of our covenants at March 31, 2015.

Term Loan and Revolving Credit Facility

On September 27, 2012, we entered into a Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. At March 31, 2015, we had $40.7 million of outstanding letters of credit not drawn upon and available borrowings under the revolving credit portion of the Credit Facility exceeded $1.3 billion.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility which extended the maturity date from December 18, 2015 to October 24, 2017 and maintained the size of the facility at $700.0 million. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.91% and 0.89% as of March 31, 2015 and September 30, 2014, respectively. The commitment fee for this facility was 0.25% and 0.25% as of March 31, 2015 and September 30, 2014, respectively. At March 31, 2015 and September 30, 2014, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $570.8 million and $647.7 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2015 was approximately $756.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Proposed Transaction with MeadWestvaco

Our Credit Facility and Receivables Facility include “change of control” default/termination provisions and, accordingly, we anticipate refinancing or amending these facilities in connection with the consummation of the proposed transaction with MeadWestvaco.  Although we believe we will be able to obtain any necessary amendments or refinancings at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendments or refinancings. In addition, Our Notes require us to make a change of control offer at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, upon the occurrence of both a change of control and a related down-grade to non-investment grade (or a related withdrawal of the investment grade rating) by both S&P and Moody’s rating agencies within sixty days of the change of control or the public announcement thereof.  We do not currently anticipate a ratings event that would trigger the obligation to make a change of control offer in respect to Our Notes, but there can be no assurance that such a ratings event will not occur in connection with the proposed transaction or otherwise.

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

We disclose the fair value of our pension and postretirement assets and liabilities in our Fiscal 2014 Form 10-K and the fair value of our long-term debt below. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	March 31, 2015		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2019 Notes(1)	$349.8	$376.6	$349.8	$376.1
March 2020 Notes(1)	348.1	365.1	347.9	357.5
March 2022 Notes(1)	399.5	443.3	399.4	430.0
March 2023 Notes(1)	347.2	363.0	347.0	357.9
Term loan facilities(2)	916.9	916.9	947.5	947.5
Revolving credit and swing facilities(2)	152.0	152.0	120.3	120.3
Receivables-backed financing facility(2)	225.0	225.0	460.0	460.0
Other debt(2)(3)	10.9	11.2	12.8	13.0
Total debt	$2,749.4	$2,853.1	$2,984.7	$3,062.3

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction or the amounts at which we could settle our debt.

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”), to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On February 3, 2014, the A/R Sales Agreement was amended to increase the maximum amount of receivables that may be sold at any point in time to $205 million. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $300 million. During the six months ended March 31, 2015, we sold and derecognized $564.6 million of gross receivables, of which $453.7 million were collected by the third party financial institution. As of March 31, 2015, we have a receivable of $34.2 million from the financial institution. Cash proceeds of $87.1 million were received from the financial institution during the six months ended March 31, 2015, including payment of the September 30, 2014 receivable balance of $10.4 million. During the six months ended March 31, 2014, we sold and derecognized $344.1 million of gross receivables, of which $200.4 million were collected by the third party financial institution, and had a $13.0 million receivable from the financial institution. The remaining $130.7 million represents the net sale of receivables sold as of March 31, 2014 which were funded by the third party financial institution. Cash proceeds related to these sales are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. The loss on sale is recorded in interest income and other income (expense), net and is not material as it is currently less than 1% per annum of the receivables sold for the six months ended March 31, 2015 and March 31, 2014.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended March 31, 2015 and March 31, 2014, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Retirement Plans

We have defined benefit pension plans and other postretirement plans primarily for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a SERP and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. For more information regarding our retirement plans, see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$7.9	$7.8	$15.6	$15.7
Interest cost	46.8	54.5	96.4	109.5
Expected return on plan assets	(61.3)	(63.2)	(126.3)	(127.1)
Amortization of net actuarial loss	8.4	4.4	17.1	8.7
Amortization of prior service cost	0.8	0.3	1.1	0.6
Settlement loss recognized	—	—	20.0	—
Company defined benefit plan expense	2.6	3.8	23.9	7.4
Multiemployer and other plans	1.5	1.7	2.8	3.2
Net pension cost	$4.1	$5.5	$26.7	$10.6

During the three and six months ended March 31, 2015, we made contributions of $51.8 million and $58.2 million respectively, to our qualified pension and supplemental defined benefit plans. Based on our current assumptions, we estimate contributing approximately $156 million in fiscal 2015 to our qualified and supplemental defined benefit pension plans. This excludes the impact of the proposed transaction with MeadWestvaco and other future mergers, business combinations or other transactions, the occurrence of which could cause our estimate to change materially. However, it is possible that our assumptions may change, actual market performance may vary or we may decide to contribute additional amounts. In contemplation of the proposed transaction with MeadWestvaco, certain qualified pension plans were consolidated during the three months ended March 31, 2015.
During the three and six months ended March 31, 2014, we funded an aggregate of $53.6 million and $90.8 million, respectively, to our qualified and supplemental defined benefit pension plans.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceed a certain minimum threshold had the option to either voluntarily accept or not accept the offer (the “Pension Offer”) and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the Pension Offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million and was primarily due to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Income. The impact of the settlement is included in the net periodic pension cost table above. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive income.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$0.2	$0.3	$0.3	$0.6
Interest cost	0.9	1.5	2.1	3.0
Amortization of net actuarial gain	(0.3)	(0.1)	(0.6)	(0.3)
Amortization of prior service credit	(0.5)	(0.4)	(1.0)	(0.7)
Curtailment gain recognized	—	—	(8.1)	—
Postretirement plan expense (income)	$0.3	$1.3	$(7.3)	$2.6

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

During the three and six months ended March 31, 2015, we funded an aggregate of $3.0 million and $5.7 million, respectively, to our postretirement benefit plans. During the three and six months ended March 31, 2014, we contributed an aggregate of $2.8 million and $5.7 million, respectively, to our postretirement benefit plans.

During the first quarter of fiscal 2015, we entered into a master agreement with the United Steelworkers Union that applies to substantially all of our facilities they represent. The agreement has a six year term and covers a number of specific items such as wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of a $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Income. The aggregate postretirement benefit obligation decreased $0.9 million as a result of the curtailment.

Note 12.	Share-Based Compensation

Stock Options

Options granted under our plans generally have an exercise price equal to the closing market price on the date of grant, generally vest in three years and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. During the second quarter of fiscal 2015, we granted options to purchase 257,080 shares of our Common Stock to certain employees. These grants were valued at $24.93 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 7.1 years; an expected volatility of 40.9%; expected dividends of 1.4%; and a risk free rate of 2.0%. We amortize these costs using the accelerated attribution method.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 and March 31, 2014 was $2.9 million and $1.0 million, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2015 and March 31, 2014 was $3.6 million and $15.7 million, respectively. The table below summarizes the changes in all stock options during the six months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2014	2,074,644	$30.65
Granted(1)	257,080	64.90
Exercised	(98,795)	27.81
Forfeited	(22,080)	43.45
Outstanding at March 31, 2015	2,210,849	$34.63	5.7	$66.1
Exercisable at March 31, 2015	1,383,209	$24.64	3.9	$55.1

(1)
If the proposed transaction with MeadWestvaco is consummated before December 31, 2017, stock options granted to employees in fiscal 2015 will be prorated based on the number of days elapsed from January 1, 2015 through, and including, the effective date of the proposed transaction, and the denominator of which is 1,096. If the proposed transaction is not consummated before December 31, 2017, the awards will not be prorated.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards have a service condition, generally vest over one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance goals and the grants generally vest over a period of three years. Subject to the level of performance attained, the target award of the performance grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant.

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

During the second quarter of fiscal 2015, pursuant to our 2004 Incentive Stock Plan, as amended, we granted 15,255 shares of restricted stock to our non-employee directors and we granted target awards of 388,210 shares of restricted stock to certain of our employees.

The aggregate fair value of restricted stock that vested during each of the three and six months ended March 31, 2015 was $82.3 million. The aggregate fair value of restricted stock that vested during each of the three and six months ended March 31, 2014 was $28.5 million.

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2014	1,745,360	$40.39
Granted(1)	1,027,715	44.66
Vested	(1,268,030)	31.99
Forfeited	(44,350)	45.40
Unvested at March 31, 2015 (2)	1,460,695	$50.53

(1)
Fiscal 2015 target awards to employees of 388,210 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. If the proposed transaction with MeadWestvaco is consummated before December 31, 2017, target awards granted to employees in fiscal 2015 will be prorated based on the number of days elapsed from January 1, 2015 through, and including, the effective date of the proposed transaction, and the denominator of which is 1,096; and the performance period applicable to each award will end and the performance goals will be determined at that time in accordance with the applicable grant letter. If the proposed transaction is not consummated before December 31, 2017, the awards will not be prorated. During fiscal 2015, restricted shares granted in fiscal 2012 achieved the performance condition based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter) at 200% of target. This achievement resulted in the issuance and vesting of an additional 624,250 shares in fiscal 2015.

(2)
Target awards granted to employees in fiscal 2014 and 2013, net of subsequent forfeitures, were 457,200 and 572,560 shares, respectively. These awards may be increased up to 200% of target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%.

For additional information about our share-based payment awards, refer to “Note 14. Share-Based Compensation” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K.

Note 13.	Commitments and Contingencies

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the EPA. In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

one-year extension. Several environmental, industry and other groups have filed legal challenges to the December 2012 final Boiler MACT rules. We cannot predict with certainty how any of the legal challenges will impact our Boiler MACT strategies and costs.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of best available control technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

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

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. The Company and the government have agreed in principle on the terms of the settlement to resolve the allegations set forth in the NOV. We expect to finalize the settlement in the fourth quarter of fiscal 2015 and do not believe that any fines or compliance obligations required as a condition of settlement will have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceedings and claim that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

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

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health, including OSHA and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

As of March 31, 2015, we had approximately $4.0 million reserved for environmental liabilities on an undiscounted basis, of which $2.5 million is included in other long-term liabilities and $1.5 million in other current liabilities. We believe the liability for these matters was adequately reserved at March 31, 2015.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (“Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. At this stage of the lawsuit, the court has granted the Plaintiffs’ motion for class certification and the class defendants, including RockTenn, have filed a petition to appeal that decision. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

We have made the following guarantees as of March 31, 2015:

•	we have a 49% ownership interest in Seven Hills. The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At March 31, 2015, the maximum potential amount of future payments related to the guarantee was approximately $5 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract is called, proceeds from the liquidation of the chipping equipment would be based on then current market value and we may not recover in full the guarantee payments made;

•	as part of acquisitions, we have acquired unconsolidated entities for which we guarantee approximately $4 million in debt, primarily for bank loans; and

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2018. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $8 million at March 31, 2015, which would result in a purchase price of approximately 44% of our partner’s net equity reflected on Seven Hills’ March 31, 2015 balance sheet.

Note 14.	Segment Information

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales (aggregate):
Corrugated Packaging	$1,727.9	$1,651.7	$3,496.1	$3,303.6
Consumer Packaging	485.6	489.3	964.4	961.4
Merchandising Displays	212.6	213.0	450.8	397.6
Recycling	75.8	90.1	156.1	189.7
Total	$2,501.9	$2,444.1	$5,067.4	$4,852.3
Less net sales (intersegment):
Corrugated Packaging	$30.7	$36.5	$63.2	$66.2
Consumer Packaging	6.2	5.3	13.7	11.0
Merchandising Displays	4.4	4.6	10.3	9.0
Recycling	5.0	4.1	10.4	9.9
Total	$46.3	$50.5	$97.6	$96.1
Net sales (unaffiliated customers):
Corrugated Packaging	$1,697.2	$1,615.2	$3,432.9	$3,237.4
Consumer Packaging	479.4	484.0	950.7	950.4
Merchandising Displays	208.2	208.4	440.5	388.6
Recycling	70.8	86.0	145.7	179.8
Total	$2,455.6	$2,393.6	$4,969.8	$4,756.2
Segment income:
Corrugated Packaging	$169.8	$133.1	$352.9	$290.8
Consumer Packaging	47.7	49.3	100.3	106.9
Merchandising Displays	4.7	17.0	11.1	36.3
Recycling	(0.4)	2.8	1.4	2.9
Segment income	221.8	202.2	465.7	436.9
Pension lump sum settlement and retiree medical curtailment, net	—	—	(11.9)	—
Restructuring and other costs, net	(17.2)	(14.2)	(22.6)	(31.8)
Non-allocated expenses	(14.9)	(19.0)	(30.8)	(39.0)
Interest expense	(23.0)	(23.2)	(46.3)	(47.2)
Interest income and other income (expense), net	(0.5)	(0.2)	(0.3)	(1.0)
Income before income taxes	166.2	145.6	353.8	317.9
Income tax expense	(55.8)	(62.1)	(117.8)	(123.8)
Consolidated net income	110.4	83.5	236.0	194.1
Less: Net income attributable to noncontrolling interests	(0.6)	(0.7)	(1.1)	(1.6)
Net income attributable to Rock-Tenn Company shareholders	$109.8	$82.8	$234.9	$192.5

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Note 15.	Selected Consolidating Financial Statements of Parent, Guarantors and Non-Guarantors

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

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial statements including the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations. Such financial statements include the Condensed Consolidating Statements of Income for the three and six months ended March 31, 2015 and March 31, 2014, Condensed Consolidating Balance Sheets as of March 31, 2015 and September 30, 2014 and Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2015 and March 31, 2014.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$2,241.9	$387.6	$(173.9)	$2,455.6
Cost of goods sold	—	1,836.4	304.8	(142.7)	1,998.5
Gross profit	—	405.5	82.8	(31.2)	457.1
Selling, general and administrative expenses	0.1	228.4	24.1	—	252.6
Restructuring and other costs, net	11.7	5.4	0.1	—	17.2
Operating profit	(11.8)	171.7	58.6	(31.2)	187.3
Interest expense	(23.0)	(0.4)	(5.6)	6.0	(23.0)
Interest income and other income (expense), net	1.0	(27.0)	0.3	25.2	(0.5)
Equity in income of unconsolidated entities	—	2.4	—	—	2.4
Equity in income of consolidated entities	131.4	28.9	—	(160.3)	—
Income before income taxes	97.6	175.6	53.3	(160.3)	166.2
Income tax benefit (expense)	12.2	(52.7)	(15.3)	—	(55.8)
Consolidated net income	109.8	122.9	38.0	(160.3)	110.4
Less: Net income attributable to noncontrolling interests	—	(0.6)	—	—	(0.6)
Net income attributable to Rock-Tenn Company shareholders	$109.8	$122.3	$38.0	$(160.3)	$109.8
Comprehensive income attributable to Rock-Tenn Company shareholders	$85.8	$99.4	$10.9	$(110.3)	$85.8

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Net sales	$—	$4,532.3	$797.7	$(360.2)	$4,969.8
Cost of goods sold	—	3,706.4	632.7	(295.9)	4,043.2
Gross profit	—	825.9	165.0	(64.3)	926.6
Selling, general and administrative expenses	0.1	440.2	56.0	—	496.3
Pension lump sum settlement and retiree medical curtailment, net	—	11.9	—	—	11.9
Restructuring and other costs, net	11.7	10.5	0.4	—	22.6
Operating profit	(11.8)	363.3	108.6	(64.3)	395.8
Interest expense	(46.2)	(0.8)	(10.1)	10.8	(46.3)
Interest income and other income (expense), net	2.2	(56.5)	0.5	53.5	(0.3)
Equity in income of unconsolidated entities	—	4.6	—	—	4.6
Equity in income of consolidated entities	269.9	56.7	—	(326.6)	—
Income before income taxes	214.1	367.3	99.0	(326.6)	353.8
Income tax benefit (expense)	20.8	(109.3)	(29.3)	—	(117.8)
Consolidated net income	234.9	258.0	69.7	(326.6)	236.0
Less: Net income attributable to noncontrolling interests	—	(0.9)	(0.2)	—	(1.1)
Net income attributable to Rock-Tenn Company shareholders	$234.9	$257.1	$69.5	$(326.6)	$234.9
Comprehensive income attributable to Rock-Tenn Company shareholders	$189.1	$213.1	$26.6	$(239.7)	$189.1

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2015
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$21.4	$2.7	$15.6	$—	$39.7
Restricted cash	8.8	—	—	—	8.8
Accounts receivable, net	—	42.9	960.3	(29.2)	974.0
Inventories	—	854.4	159.3	—	1,013.7
Other current assets	22.2	181.7	33.4	(0.4)	236.9
Intercompany receivables	57.2	1.3	3.2	(61.7)	—
Total current assets	109.6	1,083.0	1,171.8	(91.3)	2,273.1
Net property, plant and equipment	—	5,436.5	348.6	—	5,785.1
Goodwill	—	1,832.7	83.4	—	1,916.1
Intangibles, net	—	635.2	9.6	—	644.8
Intercompany notes receivable	248.2	775.8	—	(1,024.0)	—
Investments in consolidated subsidiaries	6,891.2	401.5	—	(7,292.7)	—
Other assets	24.6	164.2	17.8	(4.8)	201.8
	$7,273.6	$10,328.9	$1,631.2	$(8,412.8)	$10,820.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$122.2	$3.4	$0.8	$—	$126.4
Accounts payable	0.1	722.4	96.5	(29.2)	789.8
Accrued compensation and benefits	—	186.4	26.2	—	212.6
Other current liabilities	14.5	150.5	25.8	(0.4)	190.4
Intercompany payables	—	31.3	30.4	(61.7)	—
Total current liabilities	136.8	1,094.0	179.7	(91.3)	1,319.2
Long-term debt due after one year	2,331.3	0.2	291.5	—	2,623.0
Intercompany notes payable	374.9	236.0	413.1	(1,024.0)	—
Pension liabilities, net of current portion	—	891.1	135.2	—	1,026.3
Postretirement benefit liabilities, net of current portion	—	55.8	38.8	—	94.6
Deferred income taxes	—	1,141.7	15.9	(4.8)	1,152.8
Other long-term liabilities	4.1	156.2	4.3	—	164.6
Redeemable noncontrolling interests	—	7.1	6.3	—	13.4
Total Rock-Tenn Company shareholders’ equity	4,426.5	6,746.3	546.4	(7,292.7)	4,426.5
Noncontrolling interests	—	0.5	—	—	0.5
Total equity	4,426.5	6,746.8	546.4	(7,292.7)	4,427.0
	$7,273.6	$10,328.9	$1,631.2	$(8,412.8)	$10,820.9

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

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2015
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$35.6	$418.2	$113.2	$(16.2)	$550.8
Investing activities:
Capital expenditures	—	(230.3)	(4.9)	—	(235.2)
Cash received for business acquisitions, net of cash acquired	—	3.7	—	—	3.7
Return of capital from unconsolidated entities	—	0.4	—	—	0.4
Proceeds from sale of property, plant and equipment	—	8.1	0.3	—	8.4
Intercompany notes issued	—	(255.5)	—	255.5	—
Intercompany notes proceeds	16.3	87.4	—	(103.7)	—
Intercompany return of capital	1.5	—	—	(1.5)	—
Net cash provided by (used for) investing activities	17.8	(386.2)	(4.6)	150.3	(222.7)
Financing activities:
Additions to revolving credit facilities	131.5	—	17.4	—	148.9
Repayments of revolving credit facilities	(70.4)	—	(38.6)	—	(109.0)
Additions to debt	—	—	110.9	—	110.9
Repayments of debt	(30.6)	(0.1)	(347.1)	—	(377.8)
Commercial card program	—	(0.6)	—	—	(0.6)
Debt issuance costs	(0.1)	—	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	(26.8)	—	—	—	(26.8)
Purchases of common stock	(8.7)	—	—	—	(8.7)
Excess tax benefits from share-based compensation	—	16.4	—	—	16.4
Advances from (repayments to) consolidated entities	30.0	(46.3)	16.3	—	—
Repayments to unconsolidated entity	—	(0.4)	—	—	(0.4)
Cash dividends paid to shareholders	(71.4)	—	—	—	(71.4)
Cash distributions paid to noncontrolling interests	—	—	(1.3)	—	(1.3)
Intercompany notes borrowing	—	—	255.5	(255.5)	—
Intercompany notes payments	—	—	(103.7)	103.7	—
Intercompany capital distribution	—	—	(1.5)	1.5	—
Intercompany dividends	—	—	(16.2)	16.2	—
Net cash used for financing activities	(46.5)	(31.0)	(108.3)	(134.1)	(319.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.1)	—	(1.1)
Increase (decrease) in cash and cash equivalents	6.9	1.0	(0.8)	—	7.1
Cash and cash equivalents at beginning of period	14.5	1.7	16.4	—	32.6
Cash and cash equivalents at end of period	$21.4	$2.7	$15.6	$—	$39.7

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2014
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Operating activities:
Net cash provided by operating activities	$29.2	$359.0	$156.4	$(13.5)	$531.1
Investing activities:
Capital expenditures	—	(216.7)	(10.4)	—	(227.1)
Cash paid for business acquisitions, net of cash acquired	(60.0)	—	—	—	(60.0)
Return of capital from unconsolidated entities	—	0.4	—	—	0.4
Proceeds from sale of subsidiary	—	—	3.8	—	3.8
Proceeds from sale of property, plant and equipment	—	4.6	8.7	—	13.3
Proceeds from property, plant and equipment insurance settlement	—	3.4	—	—	3.4
Intercompany notes issued	—	(181.6)	—	181.6	—
Intercompany notes proceeds	3.5	174.9	1.3	(179.7)	—
Intercompany capital investment	—	(5.1)	—	5.1	—
Intercompany capital distribution	—	—	(1.1)	1.1	—
Net cash (used for) provided by investing activities	(56.5)	(220.1)	2.3	8.1	(266.2)
Financing activities:
Additions to revolving credit facilities	132.2	—	10.6	—	142.8
Repayments of revolving credit facilities	(118.8)	—	(34.7)	—	(153.5)
Additions to debt	—	—	172.7	—	172.7
Repayments of debt	—	(0.1)	(329.6)	—	(329.7)
Debt issuance costs	(0.2)	—	—	—	(0.2)
Issuances of common stock, net of related minimum tax withholdings	(13.8)	—	—	—	(13.8)
Purchases of common stock	(53.0)	—	—	—	(53.0)
Excess tax benefits from share-based compensation	—	14.5	—	—	14.5
Advances from (repayments to) consolidated entities	130.2	(150.1)	19.9	—	—
Advances from unconsolidated entity	—	2.0	—	—	2.0
Cash dividends paid to shareholders	(50.9)	—	—	—	(50.9)
Cash distributions paid to noncontrolling interests	—	—	(0.3)	—	(0.3)
Intercompany notes borrowing	—	—	181.6	(181.6)	—
Intercompany notes payments	—	(1.3)	(178.4)	179.7	—
Intercompany capital receipt	—	—	5.1	(5.1)	—
Intercompany capital return	—	1.1	—	(1.1)	—
Intercompany dividends	—	—	(13.5)	13.5	—
Net cash provided by (used for) financing activities	25.7	(133.9)	(166.6)	5.4	(269.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
(Decrease) increase in cash and cash equivalents	(1.6)	5.0	(7.6)	—	(4.2)
Cash and cash equivalents at beginning of period	14.8	1.2	20.4	—	36.4
Cash and cash equivalents at end of period	$13.2	$6.2	$12.8	$—	$32.2

Notes to Condensed Consolidated Statements (Unaudited) (Continued)

Supplemental schedule of non-cash investing and financing activities:

The Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2014 do not include a $23.6 million non-cash transaction between a Guarantor Subsidiary and a Non-Guarantor Subsidiary to increase an intercompany capital investment in the Non-Guarantor Subsidiary and do not reflect the corresponding decrease in intercompany notes receivable. The additional investment into a Non-Guarantor Subsidiary was made through a non-cash conversion of an intercompany note receivable in the first quarter of fiscal 2014.

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

Overview

Net sales of $2,455.6 million for the second quarter of fiscal 2015 increased $62.0 million, or 2.6%, over the second quarter of fiscal 2014, primarily as a result of sales from the Tacoma Mill and display acquisitions completed in fiscal 2014 and higher corrugated volumes which were partially offset by decreased corrugated selling price/mix and lower sales of merchandising displays, excluding acquisitions, due to less promotional activity by our customers. Corrugated Packaging segment shipments increased 7.0% in the second quarter of fiscal 2015, and 2.0% excluding the Tacoma Mill acquisition, each as compared to the prior year quarter. Segment income increased $19.6 million or 9.7% to $221.8 million in the second quarter of fiscal 2015 compared to the prior year quarter, primarily as a result of productivity improvements, lower fiber and energy costs and the reduced impact of adverse weather on the second quarter of fiscal 2015 and higher corrugated volumes which were partially offset by decreased corrugated selling prices, lower merchandising displays income and other costs across our business including a substantial electrical failure at our Panama City mill in early February that triggered a series of events that resulted in lost production.

Net income in the second quarter of fiscal 2015 was $109.8 million compared to $82.8 million in the second quarter of last year. Adjusted Net Income in the second quarter of fiscal 2015 increased $29.4 million over the second quarter of last year to $121.9 million. Earnings per diluted share in the second quarter of fiscal 2015 were $0.77 per share as compared to $0.57 per share in the second quarter of last year. Adjusted Earnings Per Diluted Share in the second quarter of fiscal 2015 were $0.85 per share as compared to $0.63 per share in the second quarter of last year. Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense (as hereinafter defined) was $158.5 million and $170.7 million for three months ended March 31, 2015 and March 31, 2014.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and six months ended March 31, 2015 and March 31, 2014 and is followed by a discussion of the adjustments to reconcile diluted earnings per share attributable to Rock-Tenn Company shareholders to Adjusted Earnings Per Diluted Share (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$2,455.6	$2,393.6	$4,969.8	$4,756.2
Cost of goods sold	1,998.5	1,966.4	4,043.2	3,881.2
Gross profit	457.1	427.2	926.6	875.0
Selling, general and administrative expenses	252.6	245.5	496.3	480.3
Pension lump sum settlement and retiree medical curtailment, net	—	—	11.9	—
Restructuring and other costs, net	17.2	14.2	22.6	31.8
Operating profit	187.3	167.5	395.8	362.9
Interest expense	(23.0)	(23.2)	(46.3)	(47.2)
Interest income and other income (expense), net	(0.5)	(0.2)	(0.3)	(1.0)
Equity in income of unconsolidated entities	2.4	1.5	4.6	3.2
Income before income taxes	166.2	145.6	353.8	317.9
Income tax expense	(55.8)	(62.1)	(117.8)	(123.8)
Consolidated net income	110.4	83.5	236.0	194.1
Less: Net income attributable to noncontrolling interests	(0.6)	(0.7)	(1.1)	(1.6)
Net income attributable to Rock-Tenn Company shareholders	$109.8	$82.8	$234.9	$192.5

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure Earnings per diluted share (in dollars per share), for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Earnings per diluted share	$0.77	$0.57	$1.65	$1.32

Restructuring and other costs and operating losses and transition costs due to plant closures	0.08	0.06	0.11	0.15
Pension lump sum settlement and retiree medical curtailment, net	—	—	0.05	—
Acquisition inventory step-up	—	—	0.01	—
Adjusted Earnings Per Diluted Share	$0.85	$0.63	$1.82	$1.47

In the second quarter of fiscal 2015, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.08 per diluted share and consisted primarily of $13.8 million of pre-tax acquisition and integration costs and $4.6 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities.

In the second quarter of fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.06 per diluted share and consisted primarily of $7.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $8.3 million of pre-tax integration and acquisition costs.

In the six months ended March 31, 2015, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.11 per diluted share and consisted primarily of $16.5 million of pre-tax acquisition and integration costs and $7.8 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities. In addition, in the first quarter of fiscal 2015 we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million; and changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. These two items aggregated to an $11.9 million pre-tax charge or $0.05 per diluted share after-tax.

In the six months ended March 31, 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.15 per diluted share and consisted primarily of $18.7 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $15.8 million of pre-tax integration and acquisition costs.

We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” and “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	$2,362.6	$2,393.6	$4,756.2	$2,530.9	$2,608.0	$9,895.1
Fiscal 2015	$2,514.2	$2,455.6	$4,969.8
% Change	6.4%	2.6%	4.5%

Net sales in the second quarter of fiscal 2015 increased $62.0 million compared to the second quarter of fiscal 2014 as a result of the Tacoma Mill and display acquisitions completed in fiscal 2014, higher corrugated volumes partially offset by decreased corrugated selling prices and lower sales of merchandising displays, excluding acquisitions, due to less promotional activity by our customers. Net sales in the six months ended March 31, 2015 increased $213.6 million compared to the six months ended March 31, 2014 primarily as a result of the acquisitions completed in fiscal 2014, increased corrugated segment shipments and increased folding carton volumes.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	$1,914.8	$1,966.4	$3,881.2	$2,041.3	$2,039.0	$7,961.5
(% of Net Sales)	81.0%	82.2%	81.6%	80.7%	78.2%	80.5%

Fiscal 2015	$2,044.7	$1,998.5	$4,043.2
(% of Net Sales)	81.3%	81.4%	81.4%

Cost of goods sold as a percentage of net sales in the second quarter of fiscal 2015 declined compared to the prior year second quarter primarily due to lower fiber and energy costs which were partially offset by the impact of lower selling prices in the current year quarter that increased the rate of cost of goods sold as a percentage of net sales by an estimated 1.1%. On a volume adjusted basis compared to the prior year quarter, commodity costs decreased $21.4 million, including aggregate fiber and board costs which decreased $47.0 million, energy costs decreased $36.4 million and indirect manufacturing costs increased $9.6 million. Depreciation and amortization expense increased $8.6 million as compared to the prior year quarter.

Cost of goods sold as a percentage of net sales in the six months ended March 31, 2015 was relatively flat compared to the six months ended March 31, 2014 as lower fiber and energy costs were partially offset by the impact of lower selling prices in the current year period that increased the rate of cost of goods sold as a percentage of net sales by an estimated 0.6%. On a volume adjusted basis compared to the prior year quarter, commodity costs decreased $41.9 million, including aggregate fiber and board costs which decreased $77.4 million, energy costs decreased $43.0 million, direct labor costs decreased $8.2 million, indirect manufacturing costs increased $15.6 million and aggregate freight, shipping and warehousing costs increased $13.8 million. Depreciation and amortization expense increased $15.3 million and group insurance expense increased $7.6 million, each as compared to the prior year quarter.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	$234.8	$245.5	$480.3	$245.3	$250.1	$975.7
(% of Net Sales)	9.9%	10.3%	10.1%	9.7%	9.6%	9.9%

Fiscal 2015	$243.7	$252.6	$496.3
(% of Net Sales)	9.7%	10.3%	10.0%

SG&A increased $7.1 million in the second quarter of fiscal 2015 compared to the prior year period primarily as a result of the acquisitions completed in fiscal 2014. SG&A includes $22.1 million and $21.5 million of intangible amortization in the second quarter of fiscal 2015 and 2014, respectively. Similarly, SG&A increased $16.0 million in the six months ended March 31, 2015 compared to the prior year period. SG&A includes $44.5 million and $42.6 million of intangible amortization in the six months ended March 31, 2015 compared to the prior year period, respectively.

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

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $17.2 million and $14.2 million in the second quarter of fiscal 2015 and 2014, respectively. We recorded aggregate pre-tax restructuring and other costs of $22.6 million and $31.8 million in the six months ended March 31, 2015 and March 31, 2014, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Acquisitions

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash acquired and the collection of a previously accrued working capital settlement. We expect to make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets for an as yet to be determined amount for consideration not to exceed $2.0 million. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment.

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

Interest Expense

Interest expense for the second quarter of fiscal 2015 decreased to $23.0 million from $23.2 million for the same quarter last year and included amortization of deferred financing costs of $2.7 million compared to $2.5 million for the same quarter of the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $0.5 million, lower average interest rates decreased interest expense by approximately $0.9 million and amortization of deferred financing costs increased by $0.2 million.

Interest expense for the six months ended March 31, 2015 decreased to $46.3 million from $47.2 million for the same period last year and included amortization of deferred financing costs of $5.4 million compared to $5.1 million for the same period of the prior year. The increase in our average outstanding borrowings increased interest expense by approximately $1.1 million, lower average interest rates decreased interest expense by approximately $2.3 million and amortization of deferred financing costs increased by $0.3 million.

Provision for Income Taxes

We recorded income tax expense of $55.8 million and $117.8 million for the three and six months ended March 31, 2015, respectively, compared to income tax expense of $62.1 million and $123.8 million for the three and six months ended March 31, 2014, respectively. The effective tax rates for the three and six months ended March 31, 2015 were approximately 33.6% and 33.3%, respectively. The effective tax rates for the three and six months ended March 31, 2014 were approximately 42.7% and 38.9%, respectively.

The effective tax rates for the three and six months ended March 31, 2015, respectively, were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a tax rate differential with respect to foreign earnings. The effective tax rates for the three and six months ended March 31, 2014 were different than the statutory rate primarily due to a $9.6 million charge to income tax expense to record the impact of the state of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value. Additionally, the effective tax rates were different than the statutory rate due to the impact of state taxes and a tax rate differential with respect to foreign earnings. We expect our effective tax rate to be approximately 33% to 35% in fiscal 2015, excluding the impact of discrete items.

Results of Operations (Segment Data)

Corrugated Packaging Shipments

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated mills plus Corrugated Container Shipments converted from BSF to tons. The following data excludes container shipments in Asia.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014
Corrugated Packaging Segment Shipments - thousands of tons	1,803.8	1,809.5	3,613.3	1,961.8	2,074.6	7,649.7
Corrugated Containers Shipments - BSF	18.4	18.2	36.6	18.8	18.8	74.2
Corrugated Containers Per Shipping Day - MMSF	301.5	288.8	295.1	298.2	294.7	295.8

Fiscal 2015
Corrugated Packaging Segment Shipments - thousands of tons	1,995.8	1,936.7	3,932.5
Corrugated Containers Shipments - BSF	18.8	18.9	37.7
Corrugated Containers Per Shipping Day - MMSF	309.0	304.5	306.7

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$1,651.9	$157.7	9.5%
Second Quarter	1,651.7	133.1	8.1
Six Months Ended March 31, 2014	3,303.6	290.8	8.8
Third Quarter	1,774.2	179.8	10.1
Fourth Quarter	1,825.9	248.4	13.6
Fiscal 2014	$6,903.7	$719.0	10.4%

Fiscal 2015
First Quarter	$1,768.2	$183.1	10.4%
Second Quarter	1,727.9	169.8	9.8
Six Months Ended March 31, 2015	$3,496.1	$352.9	10.1%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $76.2 million in the second quarter of fiscal 2015 compared to the prior year quarter primarily due to sales from the Tacoma Mill acquisition and increased corrugated segment shipments partially offset by the impact of decreased corrugated selling price/mix. Corrugated Packaging segment shipments increased 7.0% in the first quarter of fiscal 2015, and 2.0% excluding shipments from the Tacoma Mill acquisition, each as compared to the prior year quarter. Decreased corrugated selling price/mix reduced net sales by approximately $35.6 million compared to the prior year quarter.

Net sales of the Corrugated Packaging segment increased $192.5 million in the six months ended March 31, 2015 compared to the prior year period primarily due to increased shipments, including the Tacoma Mill acquisition. Corrugated Packaging segment shipments increased 8.8% in the six months ended March 31, 2015, and 3.6% excluding shipments from the Tacoma Mill acquisition, each as compared to the prior year period. Decreased corrugated selling price/mix reduced sales by approximately $62.3 million compared to the prior year quarter.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2015 increased $36.7 million compared to the prior year second quarter. The increase in segment income was primarily a result of lower fiber and energy costs, increased volume, productivity improvements and the reduced impact of adverse weather compared to the prior year period which were partially offset by the impact of decreased selling price/mix, higher non-fiber commodity and other costs including a substantial electrical failure at our Panama City mill in early February that triggered a series of events that resulted in lost production. The estimated impact of higher volume was $29.6 million and the estimated impact of lower selling price/mix was $35.6 million in the second quarter fiscal 2015 compared to the prior year period. On a volume adjusted basis, commodity costs decreased $18.4 million, including aggregate fiber and board costs which decreased $37.1 million, energy costs decreased $31.0 million primarily due to less severe weather in the current year period and direct labor costs decreased $5.1 million, each as compared to the prior year quarter. Depreciation and amortization expense increased $8.0 million, SG&A expenses increased $3.4 million and amortization of major maintenance outage expense increased $2.1 million, each as compared to the prior year quarter. Segment income in the second quarter of fiscal 2015 included a reduction of cost of goods sold of $5.5 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2015 increased $62.1 million compared to the prior year period. The increase in segment income was primarily a result of lower fiber and energy costs, increased volume, productivity improvements, and the reduced impact of adverse weather compared to the prior year period which were partially offset by the impact of decreased selling price/mix, higher non-fiber commodity costs, freight and other costs, including a substantial electrical failure at our Panama City mill. The estimated impact of higher volume was $53.3 million and the estimated impact of lower selling price/mix was $62.3 million in the six months ended March 31, 2015 compared to the prior year period. On a volume adjusted basis, commodity costs decreased $40.5 million, including aggregate fiber and board costs which decreased $61.5 million, energy costs decreased $38.1 million primarily due to less severe weather in the current year period, direct labor costs decreased $16.7 million and aggregate freight, shipping and warehousing costs increased $8.2 million, each as compared to the prior year period. Depreciation and amortization expense increased $13.9 million, group insurance expense increased $5.8 million, and amortization of major maintenance outage expense decreased $2.1 million, each as compared to the prior year period. Segment income in the six months ended March 31, 2015 included a reduction of cost of goods sold of $6.7 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

Consumer Packaging Shipments

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer mills plus Consumer Packaging Converting Shipments converted from BSF to tons. The shipment data excludes gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1	386.0	764.1	394.3	408.7	1,567.1
Consumer Packaging Converting Shipments - BSF	5.0	5.3	10.3	5.2	5.5	21.0
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	82.8	83.3	86.1	83.8

Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2	378.5	749.7
Consumer Packaging Converting Shipments - BSF	5.3	5.5	10.8
Consumer Packaging Converting Per Shipping Day - MMSF	87.2	89.1	88.2

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$472.1	$57.6	12.2%
Second Quarter	489.3	49.3	10.1
Six Months Ended March 31, 2014	961.4	106.9	11.1
Third Quarter	497.0	59.6	12.0
Fourth Quarter	525.1	72.3	13.8
Fiscal 2014	$1,983.5	$238.8	12.0%

Fiscal 2015
First Quarter	$478.8	$52.6	11.0%
Second Quarter	485.6	47.7	9.8
Six Months Ended March 31, 2015	$964.4	$100.3	10.4%

Net Sales (Consumer Packaging Segment)

The $3.7 million decrease in net sales for the Consumer Packaging segment for the second quarter of fiscal 2015 compared to the prior year second quarter was primarily due to lower sales resulting from the impact of the planned major maintenance outage at our Demopolis, AL bleached paperboard mill which was partially offset by the impact of increased selling price/mix and increased folding carton volumes. The impact of selling price/mix increased net sales by approximately $6.6 million compared to the prior year quarter.

The $3.0 million increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2015 compared to the prior year period was primarily due to higher selling price/mix partially offset by lower segment shipments. The 1.9% decrease in segment shipments was primarily due to the impact of the planned major maintenance outage at our Demopolis, AL bleached paperboard mill which was partially offset by increased folding carton volumes. The impact of selling price/mix increased net sales by approximately $21.3 million compared to the prior year quarter.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2015 decreased $1.6 million compared to the prior year quarter primarily reflecting the impact of higher manufacturing costs and lower volumes exceeding the impact of increased selling price/mix and lower fiber and energy related costs compared to the prior year period. The estimated impact of lower volume was $3.1 million and the estimated impact of higher selling price/mix was $6.6 million in the second quarter fiscal 2015 compared to the prior year quarter. On a volume adjusted basis, energy costs decreased $5.4 million primarily due to less severe weather in the current year quarter, and aggregate freight, shipping and warehousing costs decreased $2.7 million, commodity costs decreased $1.0 million, including aggregate fiber and board costs which decreased $2.6 million, direct labor costs increased $3.7 million and other direct and indirect manufacturing costs increased an aggregate $6.6 million, each as compared to the prior year quarter. SG&A expenses increased $3.1 million.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2015 decreased $6.6 million compared to the prior year period primarily as the impact of increased net sales, the favorable impact of selling price/mix and the reduced impact of adverse weather compared to the prior year period was more than offset by lower volumes, higher commodity and other costs. The estimated impact of lower volume was $5.7 million and the estimated impact of higher selling price/mix was $21.3 million in the six months ended March 31, 2015 compared to the prior year period. On a volume adjusted basis, energy costs decreased $4.9 million primarily due to less severe weather in the current year period, direct labor costs increased $6.3 million, other direct and indirect manufacturing costs increased an aggregate $10.3 million and commodity costs increased $3.8 million, each as compared to the prior year period. Segment income in the six months ended March 31, 2014 included a gain of $3.4 million related to a partial insurance settlement of property damage claims associated with the Demopolis turbine failure which occurred in fiscal 2012. SG&A expenses increased $3.9 million.

Merchandising Displays (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$184.6	$19.3	10.5%
Second Quarter	213.0	17.0	8.0
Six Months Ended March 31, 2014	397.6	36.3	9.1
Third Quarter	225.1	21.4	9.5
Fourth Quarter	229.2	14.9	6.5
Fiscal 2014	$851.9	$72.6	8.5%

Fiscal 2015
First Quarter	$238.2	$6.4	2.7%
Second Quarter	212.6	4.7	2.2
Six Months Ended March 31, 2015	$450.8	$11.1	2.5%

Net Sales (Merchandising Displays Segment)

Our Merchandising Displays segment net sales decreased $0.4 million or 0.2% for the second quarter of fiscal 2015 compared to the prior year second quarter primarily as higher volumes from the display acquisitions completed in fiscal 2014 were offset by decreased sales to existing customers due to their lower promotional activity.

Our Merchandising Displays segment net sales increased $53.2 million or 13.4% for the six months ended March 31, 2015 compared to the prior year second quarter primarily due to net sales from the display acquisitions completed in fiscal 2014.

Segment Income (Merchandising Displays)

Segment income attributable to the Merchandising Displays segment decreased $12.3 million in the second quarter of fiscal 2015 compared to the prior year second quarter due to higher commodity and other costs including higher costs associated with supporting and onboarding new business and a more competitive commercial environment.

Segment income attributable to the Merchandising Displays segment decreased $25.2 million in the six months ended March 31, 2015 compared to the prior year period as the higher net sales were more than offset by higher commodity and other costs including costs associated with supporting and onboarding new business and a more competitive environment. Additionally, segment income for the six months ended March 31, 2015 included $1.3 million pre-tax for acquisition inventory step-up expense.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$99.6	$0.1	0.1%
Second Quarter	90.1	2.8	3.1
Six Months Ended March 31, 2014	189.7	2.9	1.5
Third Quarter	85.4	2.1	2.5
Fourth Quarter	88.1	4.0	4.5
Fiscal 2014	$363.2	$9.0	2.5%

Fiscal 2015
First Quarter	$80.3	$1.8	2.2%
Second Quarter	75.8	(0.4)	(0.5)
Six Months Ended March 31, 2015	$156.1	$1.4	0.9%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	1,562.5	1,564.0	3,126.5	1,573.6	1,609.0	6,309.1
Fiscal 2015	1,628.0	1,576.6	3,204.6

Net Sales (Recycling Segment)

Our Recycling segment net sales decreased $14.3 million for the second quarter of fiscal 2015 compared to the prior year second quarter primarily due to lower recovered fiber prices as a result of soft global markets for recovered fiber, including exports to China, and collection facility closures during the past year which were partially offset by higher volumes. Similarly, our Recycling segment net sales decreased $33.6 million for the six months ended March 31, 2015 compared to the prior year period.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment decreased $3.2 million in the second quarter of fiscal 2015 compared to the prior year second quarter primarily as a result of the impact on net sales of lower recovered fiber prices net of lower fiber input costs and costs associated with the west coast port slowdown. Similarly, segment income attributable to the Recycling segment decreased $1.5 million in the six months ended March 31, 2015 compared to the prior year period.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are our Credit Facility and our Receivables Facility. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt. References to estimates in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for items such as capital expenditures, contributions to our qualified and supplemental defined benefit pension plans and the timing of utilizing our net operating losses, CBPC, Alternative Minimum Tax and other credits, including the impact on estimated cash tax payments, exclude the impact of the proposed transaction with MeadWestvaco and other future business combinations, the occurrence of which could cause our estimates to change materially.

Cash and cash equivalents were $39.7 million at March 31, 2015 and $32.6 million at September 30, 2014. At March 31, 2015 and September 30, 2014, total debt was $2,749.4 million and $2,984.7 million, respectively, $126.4 million of which was short-term at March 31, 2015. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.6 billion at March 31, 2015. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of those covenants at March 31, 2015.

Credit Facility

On September 27, 2012, we entered into the Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. At March 31, 2015, available borrowings under the revolving credit portion of the Credit Facility exceeded $1.3 billion.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility which extended the maturity date to October 24, 2017, and maintained the size of the facility at $700.0 million. The amendment reduced the credit spread for the used portion of the facility from 0.75% to 0.70% and made minor amendments to the process of calculating the Borrowing Base (as defined in the Receivables Facility). Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility allows for the exclusion of eligible receivables of specific customers each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each customer may not exceed 2.5% of the aggregate outstanding balance of all eligible receivables. At March 31, 2015, borrowing availability under this facility exceeded $0.3 billion.

Proposed Transaction with MeadWestvaco

Our Credit Facility and Receivables Facility include “change of control” default/termination provisions and, accordingly, we anticipate refinancing or amending these facilities in connection with the consummation of the proposed transaction with MeadWestvaco.  Although we believe will be able to obtain any necessary amendments or refinancings at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendments or refinancings. In addition, Our Notes require us to make a change of control offer at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, upon the occurrence of both a change of control and a related down-grade to non-investment grade (or a related withdrawal of the investment grade rating) by both S&P and Moody’s rating agencies within sixty days of the change of control or the public announcement thereof.  We do not currently anticipate a ratings event that would trigger the obligation to make a change of control offer in respect to Our Notes, but there can be no assurance that such a ratings event will not occur in connection with the proposed transaction or otherwise.

See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the proposed transaction with MeadWestvaco as well as the Credit Facility and Receivables Facility.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. The maximum funding from receivables that may be sold at any time was increased on February 27, 2015 from $205 million to $300 million. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is recorded in interest income and other income (expense), net and is not material as it is currently less than 1% per annum of the receivables sold. See “Note 10. Fair Value” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the A/R Sales Agreement.

Cash Flow Activity

	Six Months Ended
	March 31,
	2015	2014
	(In millions)
Net cash provided by operating activities	$550.8	$531.1
Net cash used for investing activities	$(222.7)	$(266.2)
Net cash used for by financing activities	$(319.9)	$(269.4)

Net cash provided by operating activities during the six months ended March 31, 2015 increased compared to the six months ended March 31, 2014 primarily due to the impact of increased aggregate net income, deferred taxes and depreciation and amortization, and decreased pension funding, partially offset by increased investment in working capital in the current year period compared to the six months ended March 31, 2014. The change in working capital includes $87.1 million and $130.7 million of cash proceeds in connection with the A/R Sales Agreement in the six months ended March 31, 2015 and March 31, 2014, respectively.

Net cash used for investing activities in the six months ended March 31, 2015 consisted primarily of $235.2 million of capital expenditures that was partially offset by proceeds from the sale of property, plant and equipment and the collection of a previously accrued estimated working capital settlement received related to the prior year AG In-Store acquisition. Net cash used for investing activities in the six months ended March 31, 2014 consisted primarily of $227.1 million of capital expenditures and $60.0 million for the purchase of a merchandising display business (NPG acquisition) which were partially offset by proceeds from the sale of property, plant and equipment and other items. We estimate fiscal 2015 capital expenditures will be approximately $500 to $550 million. We believe we have significant opportunity to improve our performance via capital investment in our box plant system, the most prominent investments are in the converting equipment, including the modernization of our box plant system by installing a planned total of thirty EVOL flexo folder gluers over an estimated three to four year period. Seven of the EVOLs were installed in fiscal 2014 and five were installed in the first half of fiscal 2015. We have also identified opportunities in our mill system to improve the productivity and cost structure, including projects such as converting our Stevenson, AL containerboard mill to a carbonate caustic pulping process which is expected to improve yield and reduce cost. Our capital expenditures estimates also include our fiscal 2015 Boiler MACT expenditures that will be part of our total multi-year estimated Boiler MACT capital investment of approximately $55 million at our containerboard mills as well as continued work on an estimated $89 million project, that is expected to start-up in fiscal 2016, to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950s power boilers and address the Boiler MACT requirements at the mill. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital expenditures to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

In the six months ended March 31, 2015, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $227.6 million, cash dividends paid to shareholders of $71.4 million, purchases of Common Stock of $8.7 million and $26.8 million for the issuance of of commons stock, net of related minimum tax withholdings as the payment of employee payroll taxes related to shares withheld to satisfy employee payroll taxes related to our restricted stock vesting exceeded the strike price on options exercised. These items were partially offset by $16.4 million of excess tax benefits from share-based compensation. In the six months ended March 31, 2014, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $167.7 million, purchases of Common Stock of $53.0 million and cash dividends paid to shareholders of $50.9 million.

In December 2014, Congress passed the Tax Increase Prevention Act of 2014 that among other things extended bonus depreciation through the end of calendar 2014. As a result, we increased our tax depreciation deduction for fiscal 2014 and correspondingly decreased our previously reflected use of U.S. federal net operating losses and other credits. At March 31, 2015, the U.S. federal, state and foreign net operating losses, CBPC, Alternative Minimum Tax credits and other U.S. federal and state tax credits available to us aggregated approximately $248 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. Federal NOLs, CBPC, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years. We expect to receive increased tax benefits from a greater domestic manufacturer’s deduction, which has been limited in recent years due to lower levels of federal taxable income after the use of federal net operating losses.  State net operating losses and credits will be used over a longer period of time. Based on current estimates, we expect our cash tax payments to be materially less than our income tax expense in fiscal 2015, significantly lower in fiscal 2016 and similar or higher in fiscal 2017. However, it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures, future business combinations or other factors.

We made contributions of $58.2 million to our qualified pension and supplemental retirement plans during the six months ended March 31, 2015. Based on current facts and assumptions, we anticipate contributing a total of approximately $156 million in fiscal 2015 and $156 million in fiscal 2016 to our qualified and supplemental defined benefit pension plans. We have made contributions to our pension plans and expect to continue to make contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. We do not expect to be required to make additional pension plan contributions as a result of partially settling obligations of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit as discussed in “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

As a result of the Agreement entered into with MeadWestvaco to effect a strategic combination, we expect to increase the per share amount of the dividends we distribute between the announcement date and the closing of the proposed transaction to equalize dividend payments between the two companies. In April 2015, our board of directors approved our May 2015 dividend of $0.320525 per share which reflects our $0.1875 regular quarterly dividend payment plus an additional $0.133025 per share to equalize the dividend with the MeadWestvaco dividend. Similarly, in February 2015 we paid a quarterly dividend of $0.320525 per share. In November 2014 we paid a quarterly dividend of $0.1875 per share.

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

We have also defined the non-GAAP financial measure “Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense” to be the sum of the non-GAAP measure Net Debt Repayment, and the following GAAP cash flow statement and income statement line items: Cash dividends paid to shareholders, Cash received (paid) for business acquisitions, net of cash acquired plus Investment in unconsolidated entities, Purchases of common stock, Pension lump sum settlement and retiree medical curtailment, net and Pension and other postretirement funding more than expense. Our management uses Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense, along with other factors, to evaluate our performance. Net Debt Repayment is the difference between Net Debt at two points in time. We believe that this measure is an appropriate supplemental measure of financial performance and may be useful to investors because it provides a measure of cash generated for the benefit of shareholders.

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Net Debt to the most directly comparable GAAP measures, Current Portion of Debt and Long-Term Debt Due After One Year for various periods (in millions):

	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013
Current Portion of Debt	$126.4	$128.2	$132.6	$32.0	$3.2	$2.9
Long-Term Debt Due After One Year	2,623.0	2,679.5	2,852.1	2,634.8	2,750.3	2,841.9
Total Debt	2,749.4	2,807.7	2,984.7	2,666.8	2,753.5	2,844.8
Less: Cash and Cash Equivalents	(39.7)	(32.8)	(32.6)	(32.2)	(24.6)	(36.4)
Net Debt	$2,709.7	$2,774.9	$2,952.1	$2,634.6	$2,728.9	$2,808.4

Net Debt Repayment - QTR	$65.2			$94.3
Net Debt Repayment - YTD	$242.4			$173.8

Set forth below is a calculation of Cash Generated for Net Debt Repayment, Dividends, Acquisitions/Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense for the three and six months ended March 31, 2015 and March 31, 2014 using the various non-GAAP and GAAP measures referenced above (in millions):

	Three Months Ended
	December 31,
	2015	2014
Net Debt Repayment	$65.2	$94.3
Cash dividends paid to shareholders	45.1	25.1
Cash (received) paid for business acquisitions, net of cash acquired plus Investment in unconsolidated entities	(3.7)	—
Pension and postretirement funding more than expense	51.9	51.3
Cash Generated for Net Debt Repayment, Dividends, Acquisition / Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense	$158.5	$170.7

	Six Months Ended
	March 31,
	2015	2014
Net Debt Repayment	$242.4	$173.8
Cash dividends paid to shareholders	71.4	50.9
Cash (received) paid for business acquisitions, net of cash acquired plus Investment in unconsolidated entities	(3.7)	60.0
Purchases of common stock	8.7	53.0
Pension lump sum settlement and retiree medical curtailment, net	11.9	—
Pension and postretirement funding more than expense	47.3	86.5
Cash Generated for Net Debt Repayment, Dividends, Acquisition / Investments, Stock Repurchases, Pension Lump Sum Settlement and Retiree Medical Curtailment, net and Pension Funding in Excess of Expense	$378.0	$424.2

Set forth below is a reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax), for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income attributable to Rock-Tenn Company shareholders	$109.8	$82.8	$234.9	$192.5
Restructuring and other costs and operating losses and transition costs due to plant closures	12.0	9.5	15.9	21.7
Pension lump sum settlement and retiree medical curtailment, net	—	—	7.9	—
Acquisition inventory step-up	0.1	0.2	0.8	0.2
Adjusted Net Income	$121.9	$92.5	$259.5	$214.4

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our estimate for our capital expenditures in fiscal 2015, as well as amounts and timing of specific projects; our estimate of the cost and timing of compliance with the Boiler MACT rules; that we anticipate refinancing or amending our Credit Facility and Receivables Facility in connection with the consummation of the proposed transaction with MeadWestvaco and our belief that we will be able to obtain any necessary amendments or refinancings at a reasonable cost; that we do not currently anticipate a ratings event that would trigger the obligation to make a change of control offer in respect of the Our Notes; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; our expectation that we will continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; the amounts of our anticipated contributions to our qualified and supplemental defined benefit pension plans in fiscal 2015 and fiscal 2016; our expectation that we will not be required to make additional pension plan contributions as a result of partially settling obligations of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit; our expectation that buyer-specific synergies will arise after the acquisition of the Tacoma Mill (e.g., enhanced reach of the combined organization and synergies) and its assembled work force; our belief that the acquisition of the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system; our expectation that buyer-specific synergies will arise after the acquisitions of NPG and AGI In-Store (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of each; our belief that NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers; our belief that NPG is a strong strategic fit that will strengthen our displays business; our belief that the acquisition of AGI In-Store supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence; our belief that we have significant opportunity to improve our performance via capital investment in our box plant system; our expectation that we will make an election under section 338(h)(10) of the Code that will increase our tax basis in the acquired assets of AGI In-Store for an as yet to be determined amount for consideration not to exceed $2.0 million; our expectation that the AGI In-Store and Tacoma Mill’s goodwill and intangibles will be amortizable for income tax purposes; our expectation that we will increase the per share amount of the dividend(s) we distribute between the announcement date and the closing of the proposed transaction with MeadWestvaco to equalize dividend payments between the two companies; statements regarding the anticipated closing date of the proposed transaction with MeadWestvaco; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; our expectation to utilize the remaining U.S. Federal NOLs, CBPC, Alternative Minimum Tax and other U.S. federal credits and foreign net operating losses primarily over the next two years and state net operating losses and credits over a longer period of time; our expectation of receiving increased tax benefits from a greater domestic manufacturer’s deduction which has been limited in recent years by federal taxable income after the use of federal net operating losses and that we expect our cash tax payments to be materially less than our income tax expense in fiscal 2015, significantly lower in fiscal 2016 and similar or higher in fiscal 2017; our expectation that our effective tax rate will be approximately 33% to 35% in fiscal 2015, excluding the impact of discrete items; our belief that integration activities related to the Smurfit-Stone Acquisition will be completed by the end of fiscal 2015; the Antitrust Litigation and other lawsuits and claims arising out of the conduct of our business; and our expectation that each of ASU 2015-07, ASU 2014-12, ASU 2015-02 and ASU 2015-03 will not have a material effect on our consolidated financial statements.

With respect to these statements, we have made assumptions regarding, among other things, economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; competitive conditions in our businesses; whether and when the proposed transaction with MeadWestvaco will be approved; whether and when the proposed transaction with MeadWestvaco will close; our anticipation of refinancing or amending our Credit Facility and Receivables Facility in connection with the proposed transaction with MeadWestvaco and that the proposed transaction is not expected to trigger a down-grade to non-investment grade (or a related withdrawal of the investment grade rating) by both S&P and Moody’s rating agencies within sixty days of the change of control or the public announcement thereof that would trigger the obligation to make a change of control offer under our Our Notes; the results and impacts of the proposed transaction with MeadWestvaco; and possible adverse actions of our customers, competitors and suppliers.

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

ADDITIONAL INFORMATION AND WHERE TO FIND IT

The proposed transaction involving MeadWestvaco and RockTenn will be submitted to the stockholders of MeadWestvaco and the shareholders of RockTenn for their consideration. In connection with the proposed transaction, RockTenn has caused the newly formed holding company, TopCo, to file with the SEC a registration statement on Form S-4, which includes a draft preliminary prospectus with respect to the shares to be issued in the proposed transaction and a preliminary joint proxy statement for the stockholders of MeadWestvaco and the shareholders of RockTenn (the “Joint Proxy Statement”), and which is expected to be declared “effective” by the SEC at a later date (the “Registration Statement”). Once effective, each of MeadWestvaco and RockTenn will mail the Joint Proxy Statement in the definitive form to their respective stockholders or shareholders, as applicable, and may file other documents regarding the proposed transaction with the SEC. The Registration Statement and the Joint Proxy Statement will contain important information about the proposed transaction and related matters. SECURITY HOLDERS ARE URGED AND ADVISED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT CAREFULLY AS THEY BECOME AVAILABLE, AS WELL AS ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC AND ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. The Registration Statement, the Joint Proxy Statement and other relevant materials (when they become available) and any other documents filed or furnished by MeadWestvaco or RockTenn with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov. In addition, security holders will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement from RockTenn by going to its investor relations page on its corporate website at http://ir.rocktenn.com and from MeadWestvaco on its corporate website at www.mwv.com.

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

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. At this stage of the lawsuit, the court has granted the Plaintiffs’ motion for class certification and the class defendants, including RockTenn, have filed a petition to appeal that decision. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2014, which could adversely affect our business, our results of operations, financial condition, cash flows and/or the trading price of our Common Stock. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also adversely impact our business in the future.

On January 25, 2015, RockTenn and MeadWestvaco, entered into a Business Combination Agreement, as amended, pursuant to which RockTenn and MeadWestvaco have agreed, subject to the terms and conditions of the Agreement, to effect a strategic combination of their respective businesses. The boards of directors of each of RockTenn and MeadWestvaco have unanimously approved the Agreement and the transactions contemplated thereby. The transaction, which is expected to close in the second calendar quarter of 2015, requires the approval of shareholders of both the Company and MeadWestvaco and is subject to the receipt of certain regulatory approvals and other customary closing conditions. For additional information regarding the transaction see RockTenn’s Current Report on Form 8-K filed on January 27, 2015 with respect to entering into the Agreement.

The Combination Agreement Contains Provisions that May Discourage Other Companies from Trying to Enter into a Strategic Transaction with Either MWV or RockTenn for Greater Consideration.

The combination agreement contains provisions that may discourage a third party from submitting a business combination proposal to MWV or RockTenn both during the pendency of the combination transaction as well as afterward, should the combination not be consummated, that might result in greater value to MWV stockholders or RockTenn shareholders, as applicable, than the combination. The provisions of the Agreement include a general prohibition on each company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition or combination proposal or offers for competing transactions. In addition, MWV or RockTenn may be required to pay to the other a termination fee of $230 million in certain circumstances involving acquisition proposals for competing transactions.

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCK-TENN COMPANY
(Registrant)

Date:	May 11, 2015	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

ROCK-TENN COMPANY

INDEX TO EXHIBITS

Exhibit 2.1
Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015, by and among Rome-Milan Holdings, Inc., MeadWestvaco Corporation, Rock-Tenn Company,
Milan Merger Sub, LLC and Rome Merger Sub, Inc.†

Exhibit 10.1
First Amendment dated as of March 27, 2015 to the Sixth Amended and Restated Credit and Security Agreement, dated as of September 15, 2014, by and among Rock-Tenn Financial, Inc., as borrower, Rock-Tenn Converting Company, as initial servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch (“Rabobank”), in its capacity as administrative agent for the Lenders thereunder (together with its successors and assigns thereunder, the “Administrative Agent”) and in its capacity as funding agent for the Co-Agents and the Lenders or any successor funding agent thereunder (together with its successors and assigns thereunder, the “Funding Agent” collectively with the Administrative Agent and the Co-Agents, the “Agents”), and the Lenders and the Co-Agents from time to time party thereto, is entered into by the parties to the Existing Credit Agreement.

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